Form 10-Q
period 1995-09-30
BOSTON CAPITAL TAX CREDIT FUND LTD PARTNERSHIP
filed 1995-11-15
CIK 835095

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  September 30, 1995
                                     ------------------
                                      or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to ________


Commission file number    0-17679
                        -----------------------------------------

       BOSTON CAPITAL TAX CREDIT FUND LIMITED PARTNERSHIP
-----------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

           Delaware                           04-3006542
--------------------------------    -----------------------------
 (State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)                Identification No.)

  313 Congress Street,   Boston, Massachusetts         02210
-----------------------------------------------------------------
   (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code (617) 439-0072
                                                   --------------

-----------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.

                            Yes   X          No
                                ------           ------

             BOSTON CAPITAL TAX CREDIT FUND LIMITED PARTNERSHIP
             --------------------------------------------------



                        QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1995
              -----------------------------------------------


                              TABLE OF CONTENTS
                              -----------------



 PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements..............................

            Balance Sheets....................................
            Statements of Operations..........................
            Statement of Changes in Partners' Capital.........
            Statements of Cash Flows..........................
            Notes to Financial Statements.....................
   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results
            of Operations.....................................

PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K..................

            Signatures........................................

               Boston Capital Tax Credit Fund Limited Partnership

                            BALANCE SHEETS




                                            September 30,          March 31,
                                                1995                 1995
                                             (Unaudited)           (Audited)
                                            ------------         ------------
ASSETS

INVESTMENTS IN OPERATING
PARTNERSHIPS (note D)                        $28,928,154          $32,538,323


OTHER ASSETS
   Cash and cash equivalents                     287,473              409,285
   Other assets                                  503,554              464,703
                                              ----------           ----------

                                             $29,719,181          $33,412,311
                                              ==========           ==========

LIABILITIES

Accounts payable & accrued
expenses (Note C)                            $ 3,194,483          $ 2,716,873
                                              ----------           ----------


PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 9,800,600 issued and      27,109,365           31,238,397
     outstanding

General Partner                                 (584,667)            (542,959)
                                              ----------           ----------

                                              26,524,698           30,695,438
                                              ----------           ----------

                                             $29,719,181          $33,412,311
                                              ==========           ==========







       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund Limited Partnership

                              BALANCE SHEETS

                                                     SERIES 1
                                           ----------------------------

                                             September 30,     March 31,
                                                1995             1995
                                             (Unaudited)      (Audited)
                                             -----------      ---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (note D)                     $ 452,583        $ 760,753


OTHER ASSETS
Cash and cash equivalents                       50,972           67,610
Other assets                                    54,303           15,450
                                               -------          -------

                                             $ 557,858        $ 843,813
                                               =======          =======

LIABILITIES

Accounts payable and accrued
expenses (Note C)                            $ 838,782        $ 708,350
                                               -------          -------

PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 1,299,900 issued and      (164,891)         247,332
     outstanding

General Partner                               (116,033)        (111,869)
                                               -------          -------

                                              (280,924)         135,463
                                               -------          -------

                                             $ 557,858        $ 843,813
                                               =======          =======









   The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund Limited Partnership

                           BALANCE SHEETS

                                                      SERIES 2
                                            ----------------------------

                                             September 30,     March 31,
                                                1995             1995
ASSETS                                       (Unaudited)       (Audited)
                                             -----------       ---------
INVESTMENTS IN OPERATING
   PARTNERSHIPS (note D)                      $2,391,510      $2,692,427


OTHER ASSETS
Cash and cash equivalents                          8,107          23,531
Other assets                                     360,285         360,285
                                               ---------       ---------

                                              $2,759,902      $3,076,243
                                               =========       =========



LIABILITIES

Accounts payable & accrued
expenses (Note C)                             $  178,870      $  144,250
                                               ---------       ---------

PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 830,300 issued and
     outstanding                               2,624,565       2,972,016


General Partner                                  (43,533)        (40,023)
                                               ---------       ---------

                                               2,581,032       2,931,993
                                               ---------       ---------

                                              $2,759,902      $3,076,243
                                               =========       =========






        The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund Limited Partnership

                              BALANCE SHEETS

                                                       SERIES 3
                                             ----------------------------

                                             September 30,     March 31,
                                                1995             1995
ASSETS                                       (Unaudited)       (Audited)
                                             -----------       ---------
INVESTMENTS IN OPERATING
   PARTNERSHIPS (note D)                      $7,918,268      $9,411,087


OTHER ASSETS
Cash and cash equivalents                          1,339          25,072
Other assets                                      41,861          41,861
                                               ---------       ---------

                                              $7,961,468      $9,478,020
                                               =========       =========



LIABILITIES

Accounts payable & accrued
expenses (Note C)                             $  882,855      $  747,606
                                               ---------       ---------

PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 2,882,200 issued and
     outstanding                               7,259,741       8,895,024


General Partner                                 (181,128)       (164,610)
                                               ---------       ---------

                                               7,078,613       8,730,414
                                               ---------       ---------

                                              $7,961,468      $9,478,020
                                               =========       =========







       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund Limited Partnership

                           BALANCE SHEETS

                                                      SERIES 4
                                            ----------------------------
                                             September 30,     March 31,
                                                1995             1995
                                             (Unaudited)      (Audited)
                                            ------------      ----------
ASSETS

   INVESTMENTS IN OPERATING
   PARTNERSHIPS (note D)                     $10,642,707     $11,655,359


OTHER ASSETS

   Cash and cash equivalents                      32,453          59,115
   Other assets                                   13,992          13,994
                                              ----------      ----------

                                             $10,689,152     $11,728,468
                                              ==========      ==========



LIABILITIES

Accounts payable & accrued
expenses (Note C)                            $   648,117     $   522,675
                                              ----------      ----------
PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 2,995,300 issued and
     outstanding                              10,200,730      11,353,840

General Partner                                 (159,695)       (148,047)
                                              ----------      ----------

                                              10,041,035      11,205,793
                                              ----------      ----------

                                             $10,689,152     $11,728,468
                                              ==========      ==========






       The accompanying notes are an integral part of these statements.

          Boston Capital Tax Credit Fund Limited Partnership

                       BALANCE SHEETS

                                                      SERIES 5
                                            ----------------------------
                                            September 30,     March 31,
                                                 1995            1995
                                             (Unaudited)      (Audited)
                                            ------------      ----------

ASSETS

  INVESTMENTS IN OPERATING
  PARTNERSHIPS (note D)                       $1,514,131      $1,665,945


OTHER ASSETS

  Cash and cash equivalents                      159,411         208,686
  Other assets                                    33,113          33,113
                                               ---------       ---------

                                              $1,706,655      $1,907,744
                                               =========       =========



LIABILITIES

Accounts payable & accrued
expenses (Note C)                             $    8,640      $   28,913
                                               ---------       ---------

PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 489,900 issued and
     outstanding                               1,722,785       1,901,793

General Partner                                  (24,770)        (22,962)
                                               ---------       ---------

                                               1,698,015       1,878,831
                                               ---------       ---------

                                              $1,706,655      $1,907,744
                                               =========       =========







     The accompanying notes are an integral part of these statements.

          Boston Capital Tax Credit Fund Limited Partnership

                       BALANCE SHEETS

                                                      SERIES 6
                                            ----------------------------
                                            September 30,      March 31,
                                               1995             1995
                                             (Unaudited)      (Audited)
                                            ------------      ----------

ASSETS

   INVESTMENTS IN OPERATING
   PARTNERSHIPS (note D)                      $6,008,955      $6,352,752


OTHER ASSETS

   Cash and cash equivalents                      35,191          25,271
   Other assets                                        -               -
                                               ---------       ---------

                                              $6,044,146      $6,378,023
                                               =========       =========



LIABILITIES

Accounts payable & accrued
expenses (Note C)                             $  637,219      $  565,079
                                               ---------       ---------
PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 1,303,000 issued and
     outstanding                               5,466,435       5,868,392

General Partner                                  (59,508)        (55,448)
                                               ---------       ---------

                                               5,406,927       5,812,944
                                               ---------       ---------

                                              $6,044,146      $6,378,023
                                               =========       =========








      The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund Limited Partnership

                         STATEMENTS OF OPERATIONS

                     Three Months Ended September 30,
                              (Unaudited)




                                             1995         1994
Income                                       ----         ----
  Interest income                       $     2,291   $     3,483
  Miscellaneous income                        1,304         2,250
                                         ----------    ----------

                                              3,595         5,733
                                         ----------    ----------

Share of loss from Operating
  Partnerships (Note D)                  (1,627,004)   (2,374,822)
                                         ----------    ----------

Expenses
  Amortization                                    -        35,755
  Partnership management fees               226,833       224,572
  General and administrative expenses       108,847        78,468
                                         ----------    ----------

                                            335,680       338,795
                                         ----------    ----------


  NET LOSS                              $(1,959,089)  $(2,707,884)
                                         ==========    ==========

Net loss allocated to assignees         $(1,939,498)  $(2,680,805)
                                         ==========    ==========

Net loss allocated to general partner   $   (19,591)  $   (27,079)
                                         ==========    ==========

Net loss per BAC                        $     (1.14)  $     (1.71)
                                         ==========    ==========










       The accompanying notes are an integral part of these statements.

          Boston Capital Tax Credit Fund Limited Partnership

                       STATEMENTS OF OPERATIONS

                    Three Months Ended September 30,
                            (Unaudited)

                                                      SERIES 1
                                               -----------------------
                                                  1995          1994
                                                  ----          ----
Income
  Interest income                              $     330     $     536
  Miscellaneous income                                 -           500
                                                --------      --------

                                                     330         1,036
                                                --------      --------

Share of loss from Operating
  Partnerships (Note D)                         (189,666)     (555,179)
                                                --------      --------

Expenses
  Amortization                                         -         5,920
  Partnership management fees                     39,485        45,216
  General office and professional
     fee expenses                                 21,516        16,284
                                                --------      --------

                                                  61,001        67,420
                                                --------      --------


  NET LOSS                                     $(250,337)    $(621,563)
                                                ========      ========

Net loss allocated to assignees                $(247,834)    $(615,347)
                                                ========      ========

Net loss allocated to general partner          $  (2,503)    $  (6,216)
                                                ========      ========

Net loss per BAC                               $    (.19)    $    (.47)
                                                ========      ========










        The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund Limited Partnership

                        STATEMENTS OF OPERATIONS

                     Three Months Ended September 30,
                              (Unaudited)


                                                     SERIES 2
                                               ----------------------
                                                  1995         1994
                                                  ----         ----
Income
  Interest income                             $      81     $     250
  Miscellaneous income                                -           150
                                               --------      --------

                                                     81           400
                                               --------      --------

Share of loss from Operating
  Partnerships (Note D)                        (109,990)     (244,183)
                                               --------      --------

Expenses
  Amortization                                        -         2,294
  Partnership management fees                    16,310        17,310
  General office and professional
     fee expenses                                14,689        10,908
                                               --------      --------

                                                 30,999        30,512
                                               --------      --------


  NET LOSS                                    $(140,908)    $(274,295)
                                               ========      ========

Net loss allocated to assignees               $(139,500)    $(271,552)
                                               ========      ========

Net loss allocated to general partner         $  (1,408)    $  (2,743)
                                               ========      ========

Net loss per BAC                              $    (.17)    $    (.33)
                                               ========      ========









       The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund Limited Partnership

                        STATEMENTS OF OPERATIONS

                     Three Months Ended September 30,
                             (Unaudited)


                                                     SERIES 3
                                               ----------------------
                                                 1995         1994
                                                 ----         ----
Income
  Interest income                             $      33     $     251
  Miscellaneous income                            1,304           550
                                               --------      --------

                                                  1,337           801
                                               --------      --------

Share of loss from Operating
  Partnerships (Note D)                        (565,553)     (727,067)
                                               --------      --------

Expenses
  Amortization                                        -         1,076
  Partnership management fees                    65,127        65,815
  General office and professional
     fee expenses                                25,491        16,351
                                               --------      --------

                                                 90,618        83,242
                                               --------      --------


  NET LOSS                                    $(654,834)    $(809,508)
                                               ========      ========

Net loss allocated to assignees               $(648,286)    $(801,413)
                                               ========      ========

Net loss allocated to general partner         $  (6,548)    $  (8,095)
                                               ========      ========

Net loss per BAC                              $    (.23)    $    (.28)
                                               ========      ========









       The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund Limited Partnership

                         STATEMENTS OF OPERATIONS

                      Three Months Ended September 30,
                              (Unaudited)


                                                     SERIES 4
                                               ----------------------
                                                 1995          1994
                                                 ----          ----
Income
  Interest income                             $     251     $     998
  Miscellaneous income                                -           700
                                               --------      --------

                                                    251         1,698
                                               --------      --------

Share of loss from Operating
  Partnerships (Note D)                        (529,485)     (594,924)
                                               --------      --------

Expenses
  Amortization                                        -        16,451
  Partnership management fees                    62,721        50,448
  General office and professional
     fee expenses                                21,992        14,097
                                               --------      --------

                                                 84,713        80,996
                                               --------      --------


  NET LOSS                                    $(613,947)    $(674,222)
                                               ========      ========

Net loss allocated to assignees               $(607,808)    $(667,480)
                                               ========      ========

Net loss allocated to general partner         $  (6,139)    $  (6,742)
                                               ========      ========

Net loss per BAC                              $    (.20)    $    (.22)
                                               ========      ========









       The accompanying notes are an integral part of these statements.

         Boston Capital Tax Credit Fund Limited Partnership

                     STATEMENTS OF OPERATIONS

                  Three Months Ended September 30,
                           (Unaudited)

                                                      SERIES 5
                                               ----------------------
                                                 1995          1994
                                                 ----          ----
Income
  Interest income                              $  1,287     $   1,261
  Miscellaneous income                                -           250
                                               --------      --------

                                                  1,287         1,511
                                               --------      --------

Share of loss from Operating
  Partnerships (Note D)                         (83,093)     (108,321)
                                               --------      --------

Expenses
  Amortization                                        -         2,448
  Partnership management fees                     8,864         9,864
  General office and professional
     fee expenses                                10,233        10,054
                                               --------      --------

                                                 19,097        22,366
                                               --------      --------


  NET LOSS                                    $(100,903)    $(129,176)
                                               ========      ========

Net loss allocated to assignees               $ (99,894)    $(127,884)
                                               ========      ========

Net loss allocated to general partner         $  (1,009)    $  (1,292)
                                               ========      ========

Net loss per BAC                              $    (.20)    $    (.26)
                                               ========      ========









       The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund Limited Partnership

                     STATEMENTS OF OPERATIONS

                  Three Months Ended September 30,
                          (Unaudited)

                                                      SERIES 6
                                               ----------------------
                                                 1995          1994
                                                 ----          ----
Income
  Interest income                             $     309     $     187
  Miscellaneous income                                -           100
                                               --------      --------

                                                    309           287
                                               --------      --------

Share of loss from Operating
  Partnerships (Note D)                        (149,217)     (145,148)
                                               --------      --------

Expenses
  Amortization                                        -         7,566
  Partnership management fees                    34,326        35,919
  General office and professional
     fee expenses                                14,927        10,774
                                               --------      --------

                                                 49,253        54,259
                                               --------      --------


  NET LOSS                                    $(198,161)    $(199,120)
                                               ========      ========

Net loss allocated to assignees               $(196,179)    $(197,129)
                                               ========      ========

Net loss allocated to general partner         $  (1,982)    $  (1,991)
                                               ========      ========

Net loss per BAC                              $    (.15)    $    (.15)
                                               ========      ========










       The accompanying notes are an integral part of these statements.

        Boston Capital Tax Credit Fund Limited Partnership

                     STATEMENTS OF OPERATIONS

                   Six Months Ended September 30,
                          (Unaudited)




                                            1995          1994
Income                                      ----          ----
  Interest income                       $     4,943   $     5,945
  Miscellaneous income                        1,304         3,125
                                         ----------    ----------

                                              6,247         9,070
                                         ----------    ----------

Share of loss from Operating
  Partnerships (Note D)                  (3,608,631)   (5,173,971)
                                         ----------    ----------

Expenses
  Amortization                                    -        75,312
  Partnership management fees               437,606       461,327
  General and administrative expenses       130,750       135,240
                                         ----------    ----------

                                            568,356       671,879
                                         ----------    ----------


  NET LOSS                              $(4,170,740)  $(5,836,780)
                                         ==========    ==========

Net loss allocated to assignees         $(4,129,032)  $(5,778,412)
                                         ==========    ==========

Net loss allocated to general partner   $   (41,708)  $   (58,368)
                                         ==========    ==========

Net loss per BAC                        $     (2.37)  $     (3.61)
                                         ==========    ==========










       The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund Limited Partnership

                         STATEMENTS OF OPERATIONS

                       Six Months Ended September 30,
                              (Unaudited)

                                                     SERIES 1
                                               ----------------------
                                                 1995          1994
                                                 ----          ----
Income
  Interest income                             $     784   $       952
  Miscellaneous income                                -           700
                                               --------    ----------

                                                    784         1,652
                                               --------    ----------

Share of loss from Operating
  Partnerships (Note D)                        (308,171)   (1,081,416)
                                               --------    ----------

Expenses
  Amortization                                        -        11,045
  Partnership management fees                    84,701        88,432
  General office and professional
     fee expenses                                24,299        24,447
                                               --------    ----------

                                                109,000       123,924
                                               --------    ----------


  NET LOSS                                    $(416,387)  $(1,203,688)
                                               ========    ==========

Net loss allocated to assignees               $(412,223)  $(1,191,651)
                                               ========    ==========

Net loss allocated to general partner         $  (4,164)  $   (12,037)
                                               ========    ==========

Net loss per BAC                              $    (.32)  $      (.92)
                                               ========    ==========









       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund Limited Partnership

                          STATEMENTS OF OPERATIONS

                       Six Months Ended September 30,
                               (Unaudited)

                                                      SERIES 2
                                               ----------------------
                                                  1995         1994
                                                  ----         ----
Income
  Interest income                             $     227     $     457
  Miscellaneous income                                -           225
                                               --------      --------

                                                    227           682
                                               --------      --------

Share of loss from Operating
  Partnerships (Note D)                        (300,917)     (491,293)
                                               --------      --------

Expenses
  Amortization                                        -         6,102
  Partnership management fees                    32,516        34,620
  General office and professional
     fee expenses                                17,755        16,541
                                               --------      --------

                                                 50,271        57,263
                                               --------      --------


  NET LOSS                                    $(350,961)    $(547,874)
                                               ========      ========

Net loss allocated to assignees               $(347,451)    $(542,395)
                                               ========      ========

Net loss allocated to general partner         $  (3,510)    $  (5,479)
                                               ========      ========

Net loss per BAC                              $    (.42)    $    (.65)
                                               ========      ========









       The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund Limited Partnership

                           STATEMENTS OF OPERATIONS

                        Six Months Ended September 30,
                                (Unaudited)

                                                      SERIES 3
                                             ------------------------
                                                 1995          1994
                                                 ----          ----
Income
  Interest income                           $       190   $       297
  Miscellaneous income                            1,304           950
                                             ----------    ----------

                                                  1,494         1,247
                                             ----------    ----------

Share of loss from Operating
  Partnerships (Note D)                      (1,491,276)   (1,489,777)
                                             ----------    ----------

Expenses
  Amortization                                        -        15,281
  Partnership management fees                   130,824       132,298
  General office and professional
     fee expenses                                31,195       (18,309)
                                             ----------    ----------

                                                162,019       129,270
                                             ----------    ----------


  NET LOSS                                  $(1,651,801)  $(1,617,800)
                                             ==========    ==========

Net loss allocated to assignees             $(1,635,283)  $(1,601,622)
                                             ==========    ==========

Net loss allocated to general partner       $   (16,518)  $   (16,178)
                                             ==========    ==========

Net loss per BAC                            $      (.57)  $      (.56)
                                             ==========    ==========











       The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund Limited Partnership

                       STATEMENTS OF OPERATIONS

                     Six Months Ended September 30,
                            (Unaudited)

                                                     SERIES 4
                                             ------------------------
                                                 1995          1994
                                                 ----          ----
Income
  Interest income                           $       634   $     1,489
  Miscellaneous income                                -           850
                                             ----------    ----------

                                                    634         2,339
                                             ----------    ----------

Share of loss from Operating
  Partnerships (Note D)                      (1,012,654)   (1,420,659)
                                             ----------    ----------

Expenses
  Amortization                                        -        22,857
  Partnership management fees                   125,442       115,261
  General office and professional
     fee expenses                                27,296        31,103
                                             ----------    ----------

                                                152,738       169,221
                                             ----------    ----------


  NET LOSS                                  $(1,164,758)  $(1,587,541)
                                             ==========    ==========

Net loss allocated to assignees             $(1,153,110)  $(1,571,666)
                                             ==========    ==========

Net loss allocated to general partner       $   (11,648)  $   (15,875)
                                             ==========    ==========

Net loss per BAC                            $      (.38)  $      (.52)
                                             ==========    ==========












       The accompanying notes are an integral part of these statements.

         Boston Capital Tax Credit Fund Limited Partnership

                     STATEMENTS OF OPERATIONS

                   Six Months Ended September 30,
                          (Unaudited)

                                                      SERIES 5
                                                ---------------------
                                                  1995         1994
                                                  ----         ----
Income
  Interest income                              $  2,579     $   2,457
  Miscellaneous income                                -           250
                                                -------      --------

                                                  2,579         2,707
                                                -------      --------

Share of loss from Operating
  Partnerships (Note D)                        (151,812)     (390,679)
                                                -------      --------

Expenses
  Amortization                                        -         4,896
  Partnership management fees                    18,728        19,728
  General office and professional
     fee expenses                                12,855        64,208
                                                -------      --------

                                                 31,583        88,832
                                                -------      --------


  NET LOSS                                    $(180,816)    $(476,804)
                                                =======      ========

Net loss allocated to assignees               $(179,008)    $(472,036)
                                                =======      ========

Net loss allocated to general partner         $  (1,808)    $  (4,768)
                                                =======      ========

Net loss per BAC                              $    (.37)    $    (.96)
                                                =======      ========









       The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund Limited Partnership

                        STATEMENTS OF OPERATIONS

                      Six Months Ended September 30,
                              (Unaudited)

                                                      SERIES 6
                                               ----------------------
                                                  1995         1994
                                                  ----         ----
Income
  Interest income                             $     529     $     293
  Miscellaneous income                                -           150
                                               --------      --------

                                                    529           443
                                               --------      --------

Share of loss from Operating
  Partnerships (Note D)                        (343,801)     (300,147)
                                               --------      --------

Expenses
  Amortization                                        -        15,131
  Partnership management fees                    45,395        70,988
  General office and professional
     fee expenses                                17,350        17,250
                                               --------      --------

                                                 62,745       103,369
                                               --------      --------


  NET LOSS                                    $(406,017)    $(403,073)
                                               ========      ========

Net loss allocated to assignees               $(401,957)    $(399,042)
                                               ========      ========

Net loss allocated to general partner         $  (4,060)    $  (4,031)
                                               ========      ========

Net loss per BAC                              $    (.31)    $    (.31)
                                               ========      ========











       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund Limited Partnership

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                      Six Months Ended September 30, 1995
                                 (Unaudited)



                                               General
                                Assignees      Partner      Total
                                ---------      -------      -----


Partners' capital (deficit),
    April 1, 1995             $31,238,397     $(542,959) $30,695,438


    Net loss                   (4,129,032)      (41,708)  (4,170,740)
                               ----------      --------   ----------


Partners' capital (deficit),
   September 30, 1995         $27,109,365     $(584,667) $26,524,698
                               ==========      ========   ==========
























       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund Limited Partnership

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                      Six Months Ended September 30, 1995
                                 (Unaudited)


                                               General
                                Assignees      Partner      Total
                                ---------      -------      -----
Series 1
--------

Partners' capital (deficit),
    April 1, 1995              $  247,332     $(111,869)  $  135,463

Net loss                         (412,223)       (4,164)    (416,387)
                                ---------      --------    ---------
Partners' capital (deficit),
  September 30, 1995           $ (164,891)    $(116,033)  $ (280,924)
                                =========      ========    =========

Series 2
--------

Partners' capital (deficit),
    April 1, 1995              $2,972,016     $ (40,023)  $2,931,993

Net loss                         (347,451)       (3,510)    (350,961)
                                ---------      --------    ---------

Partners' capital (deficit),
  September 30, 1995           $2,624,565     $ (43,533)  $2,581,032
                                =========      ========    =========

Series 3
--------

Partners' capital (deficit),
    April 1, 1995              $8,895,024     $(164,610)  $8,730,414

Net loss                       (1,635,283)      (16,518)  (1,651,801)
                                ---------      --------    ---------

Partners' capital (deficit),
  September 30, 1995           $7,259,741     $(181,128)  $7,078,613
                                =========      ========    =========






       The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund Limited Partnership

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                      Six Months Ended September 30, 1995
                                 (Unaudited)



                                               General
                                Assignees      Partner      Total
                                ---------      -------      -----
Series 4
--------

Partners' capital (deficit),
    April 1, 1995             $11,353,840     $(148,047) $11,205,793

Net loss                       (1,153,110)      (11,648)  (1,164,758)
                               ----------      --------   ----------
Partners' capital (deficit),
  September 30, 1995          $10,200,730     $(159,695) $10,041,035
                               ==========      ========   ==========

Series 5
--------

Partners' capital (deficit),
    April 1, 1995             $ 1,901,793     $ (22,962) $ 1,878,831

Net loss                         (179,008)       (1,808)    (180,816)
                               ----------      --------   ----------

Partners' capital (deficit),
  September 30, 1995          $ 1,722,785     $ (24,770) $ 1,698,015
                               ==========      ========   ==========

Series 6
--------

Partners' capital (deficit),
    April 1, 1995             $ 5,868,392     $ (55,448) $ 5,812,944

Net loss                         (401,957)       (4,060)    (406,017)
                               ----------      --------   ----------

Partners' capital (deficit),
  September 30, 1995          $ 5,466,435     $ (59,508) $ 5,406,927
                               ==========      ========   ==========








       The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund Limited Partnership

                         STATEMENTS OF CASH FLOWS

                       Six Months Ended September 30,
                                (Unaudited)



                                             1995             1994
                                             ----             ----
Cash flows from operating activities:
    Net loss                              $(4,170,740)   $(2,889,799)
    Adjustments
       Distributions from Operating
         Partnerships                           1,543          1,539
       Amortization                                 -         49,603
       Share of loss from Operating
         Partnerships                       3,608,631      2,568,338

    Changes in assets and liabilities
       Increase (Decrease) in accounts
         payable and accrued expenses         477,607        238,891
       Decrease (Increase) in other
         assets                               (38,853)        12,541
                                           ----------     ----------

         Net cash used in operating
           activities                        (121,812)       (18,887)
                                           ----------     ----------

Cash flows from investing activity:
     Purchase of Operating
       Partnership interest                         -        (13,623)
                                           ----------     ----------
         Net cash used in investing
           activity                                 -        (13,623)
                                           ----------     ----------

         DECREASE IN CASH AND CASH
           EQUIVALENTS                       (121,812)       (32,510)


Cash and cash equivalents, beginning          409,285        567,323
                                           ----------     ----------

Cash and cash equivalents, ending         $   287,473    $   534,813
                                           ==========     ==========




       The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund Limited Partnership

                           STATEMENTS OF CASH FLOWS

                        Six Months Ended September 30,
                                 (Unaudited)

                                                    Series 1
                                            -------------------------
                                                1995          1994
                                                ----          ----
Cash flows from operating activities:
    Net loss                                 $(416,387)  $(1,203,688)
    Adjustments
       Distributions from Operating
         Partnerships                                -         1,334
       Amortization                                  -        11,045
       Share of loss from Operating
         Partnerships                          308,171     1,081,416

    Changes in assets and liabilities
       Increase (Decrease) in accounts
         payable and accrued expenses          130,431       104,831
       Decrease (Increase) in other
         assets                                (38,853)            -
                                              --------      --------

         Net cash provided by (used in)
           operating activities                (16,638)       (5,062)
                                              --------      --------

Cash flows from investing activity:
     Purchase of Operating
       Partnership interest                          -             -
                                              --------      --------
         Net cash used in investing
           activity                                  -             -
                                              --------      --------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                (16,638)       (5,062)


Cash and cash equivalents, beginning            67,610       100,237
                                              --------      --------

Cash and cash equivalents, ending            $  50,972     $  95,175
                                              ========      ========







     The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund Limited Partnership

                           STATEMENTS OF CASH FLOWS

                        Six Months Ended September 30,
                                 (Unaudited)

                                                    Series 2
                                            -------------------------
                                                1995           1994
                                               ----           ----
Cash flows from operating activities:
    Net loss                                 $(350,961)     $(547,874)
    Adjustments
       Distributions from Operating
         Partnerships                                -              -
       Amortization                                  -          6,102
       Share of loss from Operating
         Partnerships                          300,917        491,293

    Changes in assets and liabilities
       Increase (Decrease) in accounts
         payable and accrued expenses           34,620         42,219
       Decrease (Increase) in other
         assets                                      -              -
                                              --------       --------

         Net cash provided by (used in)
           operating activities                (15,424)        (8,258)
                                              --------       --------

Cash flows from investing activity:
     Purchase of Operating
       Partnership interest                          -              -
                                              --------       --------
         Net cash used in investing
           activity                                  -              -
                                              --------       --------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                (15,424)        (8,258)


Cash and cash equivalents, beginning            23,531         51,300
                                              --------       --------

Cash and cash equivalents, ending           $    8,107      $  43,040
                                              ========       ========









       The accompanying notes are an integral part of these statements.

          Boston Capital Tax Credit Fund Limited Partnership

                       STATEMENTS OF CASH FLOWS

                    Six Months Ended September 30,
                            (Unaudited)
                                                    Series 3
                                           -------------------------
                                              1995            1994
                                              ----            ----
Cash flows from operating activities:
    Net loss                              $(1,651,801)   $(1,617,800)
    Adjustments
       Distributions from Operating
         Partnerships                           1,543          1,304
       Amortization                                 -         15,281
       Share of loss from Operating
         Partnerships                       1,491,276      1,489,777

    Changes in assets and liabilities
       Increase (Decrease) in accounts
         payable and accrued expenses         135,249        148,996
       Decrease (Increase) in other
         assets                                     -              -
                                             --------       --------

         Net cash provided by (used in)
           operating activities               (23,733)        37,558
                                             --------       --------

Cash flows from investing activity:
     Purchase of Operating
       Partnership interest                         -        (13,623)
                                             --------       --------
         Net cash used in investing
           activity                                 -        (13,623)
                                             --------       --------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS               (23,733)        23,935


Cash and cash equivalents, beginning           25,072         21,109
                                             --------       --------

Cash and cash equivalents, ending           $   1,339      $  45,044
                                             ========       ========









       The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund Limited Partnership

                         STATEMENTS OF CASH FLOWS

                      Six Months Ended September 30,
                               (Unaudited)
                                                    Series 4
                                           -------------------------
                                              1995           1994
                                              ----           ----
Cash flows from operating activities:
    Net loss                              $(1,164,758)   $(1,587,541)
    Adjustments
       Distributions from Operating
         Partnerships                               -            205
       Amortization                                 -         22,857
       Share of loss from Operating
         Partnerships                       1,012,654      1,420,659

    Changes in assets and liabilities
       Increase (Decrease) in accounts
         payable and accrued expenses         125,442        137,442
       Decrease (Increase) in other
         assets                                     -              -
                                             --------       --------

         Net cash provided by (used in)
           operating activities               (26,662)        (6,378)
                                             --------       --------

Cash flows from investing activity:
     Purchase of Operating
       Partnership interest                         -              -
                                             --------       --------
         Net cash used in investing
           activity                                 -              -
                                             --------       --------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS               (26,662)        (6,378)


Cash and cash equivalents, beginning           59,115         89,291
                                             --------       --------

Cash and cash equivalents, ending           $  32,453      $  82,913
                                             ========       ========











       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund Limited Partnership

                          STATEMENTS OF CASH FLOWS

                       Six Months Ended September 30,
                                (Unaudited)

                                                    Series 5
                                            -------------------------
                                               1995           1994
                                               ----           ----
Cash flows from operating activities:
    Net loss                                $(180,816)     $(476,804)
    Adjustments
       Distributions from Operating
         Partnerships                               -              -
       Amortization                                 -          4,896
       Share of loss from Operating
         Partnerships                         151,812        390,679

    Changes in assets and liabilities
       Increase (Decrease) in accounts
         payable and accrued expenses         (20,271)        26,378
       Decrease (Increase) in other
         assets                                    -              -
                                              -------       --------

         Net cash provided by (used in)
           operating activities               (49,275)       (54,851)
                                              -------       --------

Cash flows from investing activity:
     Purchase of Operating
       Partnership interest                         -              -
                                              -------       --------
         Net cash used in investing
           activity                                 -              -
                                              -------       --------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS               (49,275)       (54,851)


Cash and cash equivalents, beginning          208,686        278,678
                                              -------       --------

Cash and cash equivalents, ending            $159,411      $ 223,827
                                              =======       ========










       The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund Limited Partnership

                           STATEMENTS OF CASH FLOWS

                        Six Months Ended September 30,
                                 (Unaudited)

                                                    Series 6
                                            -------------------------
                                                1995          1994
                                                ----          ----
Cash flows from operating activities:
    Net loss                                 $(406,017)    $(403,073)
    Adjustments
       Distributions from Operating
         Partnerships                                -             -
       Amortization                                  -        15,132
       Share of loss from Operating
         Partnerships                          343,801       300,147

    Changes in assets and liabilities
       Increase (Decrease) in accounts
         payable and accrued expenses           72,136        81,284
       Decrease (Increase) in other
         assets                                      -        12,542
                                              --------      --------

         Net cash provided by (used in)
           operating activities                  9,920         6,032
                                              --------      --------

Cash flows from investing activity:
     Purchase of Operating
       Partnership interest                          -             -
                                              --------      --------
         Net cash used in investing
           activity                                  -             -
                                              --------      --------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                  9,920         6,032


Cash and cash equivalents, beginning            25,271        26,708
                                              --------      --------

Cash and cash equivalents, ending            $  35,191     $  32,740
                                              ========      ========










       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund Limited Partnership

                        NOTES TO FINANCIAL STATEMENTS

                              September 30, 1995
                                 (Unaudited)


NOTE A - ORGANIZATION

       Boston Capital Tax Credit Fund Limited Partnership ("the
Partnership") was formed under the laws of the State of Delaware as of June 1, 1988, for the purpose of acquiring, holding, and disposing of limited partnership interests in operating partnerships which have acquired, developed, rehabilitated, operate and own newly constructed, existing or rehabilitated low-income apartment complexes ("Operating Partnerships"). On August 22, 1988, American Affordable Housing VI Limited Partnership changed its name to Boston Capital Tax Credit Fund Limited Partnership. The general partner of the Partnership is Boston Capital Associates Limited Partnership and the limited partner is BCTC Assignor Corp. (the "Assignor Limited Partner").

       Pursuant to the Securities Act of 1933, the Partnership filed a Form S-11 Registration Statement with the Securities and Exchange
Commission, effective August 29, 1988, which covered the offering (the
"Public Offering") of the Partnership's beneficial assignee certificates ("BACs") representing assignments of units of the beneficial interest of the limited partnership interest of the Assignor Limited Partner. The Partnership registered 10,000,000 BACs at $10 per BAC for sale to the public in six series. Offers and sales of BACs in Series 1 through Series 6 of the Partnership were completed and the last of the BACs in Series 6 were issued by the Partnership on September 29, 1989. The Partnership sold 1,299,900 of Series 1 BACs, 830,000 of Series 2 BACs, 2,882,200 of Series 3 BACs,
2,995,300 of Series 4 BACs, 489,900 of Series 5 BACs and 1,303,000 of Series 6 BACs. The Partnership is no longer offering and does not intend to offer any additional BACs.

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

      The condensed financial statements included herein as of September 30, 1995 and for the six months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Partnership in acquiring the investments in Operating Partnerships are capitalized to the investment account. The Partnership's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed

           Boston Capital Tax Credit Fund Limited Partnership

                         September 30, 1995
                             (Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES (continued)

or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's Annual Report on Form 10-K.

NOTE C - RELATED PARTY TRANSACTIONS

       The Partnership has entered into several transactions with various affiliates of the general partner, including Boston Capital Partners, Inc. and Boston Capital Communications Limited Partnership.

       Administrative expenses were incurred by Boston Capital Partners, Inc. and it's affiliates on behalf of the Partnership during the quarters ended September 30, 1995 and 1994 as follows:

                              1995        1994
                             -----       -----

                Series 1     $   -      $  336
                Series 2         -         490
                Series 3        461        511
                Series 4        461        546
                Series 5        461        406
                Series 6        287        336
                              -----      -----
                             $1,670     $2,625
                              =====      =====

       An annual partnership management fee based on .375 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Communications Limited Partnership. The partnership management fee charged to operations, less the amount of certain partnership management and reporting fees paid by the Operating Partnerships, for the quarters ended September 30, 1995 and 1994 are as follows:

                              1995        1994
                              -----       -----

                Series 1   $ 39,485    $ 45,216
                Series 2     16,310      17,310
                Series 3     65,127      65,815
                Series 4     62,721      50,448
                Series 5      8,864       9,864
                Series 6     34,326      35,919
                            -------     -------
                           $226,833    $224,572
                            =======     =======

          Boston Capital Tax Credit Fund Limited Partnership

                         September 30, 1995
                            (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

       At September 30, 1995 and 1994, the Partnership had limited partnership interests in one hundred and five Operating Partnerships which own operating apartment complexes as follows: nineteen in Series 1; eight in Series 2; thirty-three in Series 3; twenty-five in Series 4; five in Series 5; and fifteen in Series 6.

       Under the terms of the Partnership's investment in each Operating Partnership, the Partnership was required to make capital contributions to such Operating Partnerships. These contributions were payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. At September 30, 1995 and 1994, all capital contributions had been paid to the Operating Partnerships in all of the Series.

       The Partnership's fiscal year ends March 31 of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period.
Accordingly, the current financial results available for the Operating Partnerships are for the six months ended September 30, 1995.

       The combined unaudited summarized statements of operations of the Operating Partnerships for the six months ended June 30, 1995 and 1994 are as follows:

            Boston Capital Tax Credit Fund Limited Partnership

                           September 30, 1995
                              (Unaudited)


NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                        Six months ended June 30,
                             (Unaudited)

                                                 Series 1
                                       ---------------------------

                                          1995             1994
                                          ----             ----
 Revenues
   Rental                             $ 2,513,403      $ 2,415,546
   Interest and other                      79,495          162,024
                                       ----------       ----------

                                        2,592,898        2,577,570
                                       ----------       ----------
Expenses
  Interest                                602,410          642,182
  Depreciation and amortization           921,371          814,817
  Operating expenses                    2,269,518        2,212,911
                                       ----------       ----------

                                        3,793,299        3,669,910
                                       ----------       ----------

          NET LOSS                    $(1,200,401)     $(1,092,340)
                                       ==========       ==========

Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership                $  (308,171)     $(1,081,416)
                                       ==========       ==========

Net loss allocated to other partners  $   (12,004)     $   (10,924)
                                       ==========       ==========


Net loss suspended                    $  (880,226)     $         -
                                       ==========       ==========


The variance in allowable loss from the Operating Partnerships for the six months ended June 30, 1995 and 1994 is mainly a result of the way the Partnership accounts for its investment in Operating Partnerships. The Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. However, the Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.

            Boston Capital Tax Credit Fund Limited Partnership

                           September 30, 1995
                              (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                        Six months ended June 30,
                              (Unaudited)

                                                Series 2
                                        --------------------------
                                           1995             1994
                                           ----             ----
 Revenues
   Rental                               $ 496,780       $  660,643
   Interest and other                      19,661           37,818
                                         --------        ---------

                                          516,441          698,461
                                         --------        ---------
Expenses
  Interest                                328,081          369,899
  Depreciation and amortization           155,445          223,449
  Operating expenses                      388,546          601,369
                                         --------        ---------

                                          872,072        1,194,717
                                         --------        ---------

          NET LOSS                      $(355,631)      $ (496,256)
                                         ========        =========

Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership                  $(300,917)      $ (491,293)
                                         ========        =========

Net loss allocated to other partners    $  (3,556)      $   (4,963)
                                         ========        =========

Net loss suspended                      $ (51,158)      $        -
                                         ========        =========


The variance in allowable loss from the Operating Partnerships for the six months ended June 30, 1995 and 1994 is mainly a result of the way the Partnership accounts for its investment in Operating Partnerships. The Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for an distributions received or accrued. However, the Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.

            Boston Capital Tax Credit Fund Limited Partnership

                            September 30, 1995
                               (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)


               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                        Six months ended June 30,
                             (Unaudited)

                                                  Series 3
                                        --------------------------
                                          1995             1994
 Revenues                                 ----             ----

   Rental                              $2,925,876       $3,018,596
   Interest and other                     267,371          278,317
                                        ---------        ---------

                                        3,193,247        3,296,913
                                        ---------        ---------
Expenses
  Interest                              1,461,603        1,481,308
  Depreciation and amortization         1,269,825        1,260,104
  Operating expenses                    2,110,682        2,060,326
                                        ---------        ---------

                                        4,842,110        4,801,738
                                        ---------        ---------

          NET LOSS                    $(1,648,863)     $(1,504,825)
                                        =========        =========

Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership                $(1,491,276)     $(1,489,777)
                                        =========        =========

Net loss allocated to other partners  $   (16,489)     $   (15,048)
                                        =========        =========

Net loss suspended                    $  (141,098)     $         -
                                        =========        =========


The variance in allowable loss from the Operating Partnerships for the six months ended June 30, 1995 and 1994 is mainly a result of the way the Partnership accounts for its investment in Operating Partnerships. The Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. However, the Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.

           Boston Capital Tax Credit Fund Limited Partnership

                         September 30, 1995
                            (Unaudited)


NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)


             COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                     Six months ended June 30,
                          (Unaudited)

                                                  Series 4
                                       ----------------------------
                                          1995             1994
 Revenues                                 ----             ----
   Rental                              $3,356,769       $3,405,753
   Interest and other                     212,832          227,022
                                        ---------        ---------

                                        3,569,601        3,632,775
                                        ---------        ---------
Expenses
  Interest                              1,493,005        1,489,818
  Depreciation and amortization         1,306,084        1,307,083
  Operating expenses                    2,171,794        2,270,884
                                        ---------        ---------

                                        4,970,883        5,067,785
                                        ---------        ---------

          NET LOSS                    $(1,401,282)     $(1,435,010)
                                        =========        =========

Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership                $(1,012,654)     $(1,420,659)
                                        =========        =========

Net loss allocated to other partners  $   (14,013)     $   (14,351)
                                        =========        =========

Net loss suspended                    $  (374,615)     $         -
                                        =========        =========


The variance in allowable loss from the Operating Partnerships for the six months ended June 30, 1995 and 1994 is mainly a result of the way the Partnership accounts for its investment in Operating Partnerships. The Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. However, the Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.

            Boston Capital Tax Credit Fund Limited Partnership

                           September 30, 1995
                              (Unaudited)


NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)


               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                       Six months ended June 30,
                             (Unaudited)


                                                  Series 5
                                        --------------------------
                                           1995             1994
 Revenues                                  ----             ----
   Rental                               $ 260,247        $ 319,745
   Interest and other                      25,340           27,642
                                          -------         --------

                                          285,587          347,387
                                          -------         --------
Expenses
  Interest                                104,059          208,641
  Depreciation and amortization           108,651          226,180
  Operating expenses                      226,223          307,192
                                          -------         --------

                                          438,933          742,013
                                          -------         --------

          NET LOSS                      $(153,346)       $(394,626)
                                         ========         ========

Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership                  $(151,812)       $(390,679)
                                         ========         ========

Net loss allocated to other partners    $  (1,534)       $  (3,947)
                                         ========         ========

           Boston Capital Tax Credit Fund Limited Partnership

                          September 30, 1995
                             (Unaudited)


NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)


           COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                     Six months ended June 30,
                             (Unaudited)

                                                  Series 6
                                        --------------------------
                                          1995             1994
 Revenues                                 ----             ----
   Rental                              $2,059,852       $1,778,043
   Interest and other                     147,236          116,413
                                        ---------        ---------

                                        2,207,088        1,894,456
                                        ---------        ---------
Expenses
  Interest                                697,551          536,352
  Depreciation and amortization           639,027          666,664
  Operating expenses                    1,227,932          994,617
                                        ---------        ---------

                                        2,564,510        2,197,633
                                        ---------        ---------

          NET LOSS                     $ (357,422)      $ (303,177)
                                        =========        =========

Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership                 $ (343,801)      $ (300,147)
                                        =========        =========

Net loss allocated to other partners   $   (3,574)      $   (3,030)
                                        =========        =========

Net loss suspended                     $  (10,047)      $        -
                                        =========        =========


The variance in allowable loss from the Operating Partnerships for the six months ended June 30, 1995 and 1994 is mainly a result of the way the Partnership accounts for its investment in Operating Partnerships. The Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. However, the Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.

             Boston Capital Tax Credit Fund Limited Partnership

                           September 30, 1995
                              (Unaudited)

NOTE E - TAXABLE LOSS

        The Partnership's taxable loss for the fiscal year ended March
31, 1996 is expected to differ from its loss for financial reporting purposes primarily due to accounting differences in depreciation incurred by the Operating Partnerships. No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners and assignees individually.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity
---------

    The Partnership's primary source of funds was the proceeds of its Public Offering. Other sources of liquidity include (i) interest earned on working capital reserves, and (ii) cash distributions from the Operating Partnerships in which the Partnership has invested. These sources of liquidity are available to meet the obligations of the Partnership. The Partnership is currently accruing the annual asset management fee. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Partnership receives sales or refinancing proceeds from Operating Partnerships, which will be used to satisfy such liabilities. The Partnership anticipates that there will be sufficient cash to meet future third party obligations.

Capital Resources
-----------------

    The Partnership offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on August 29, 1988. The Partnership received and accepted subscriptions for $97,746,940 representing 9,800,600 BACs from investors admitted as BAC Holders in Series 1 through Series 6 of the Partnership. Offers and sales of BACs in Series 1 through Series 6 of the Partnership were completed and the last of the BACs in Series 6 were issued by the Partnership on September 29, 1989. At September 30, 1995 and 1994 the Partnership had limited partnership equity interests in 105 Operating Partnerships.

    Series 1.
    --------- The Partnership received and accepted subscriptions for $12,999,000, representing 1,299,900 BACs from investors admitted as BAC Holders in Series 1. Offers and sales of BACs in Series 1 were completed and the last of the BACs in Series 1 were issued on December 14, 1988.

    As of September 30, 1995, the net proceeds from the offer and sale of BACs in Series 1 had been used to invest in a total of 19 Operating Partnerships in an aggregate amount of $9,069,266, and the Partnership had completed payment of all its capital contributions. Series 1 net offering proceeds in the amount of $50,972 remains in Working Capital Reserves.

    Series 2.
    --------- The Partnership received and accepted subscriptions for $8,303,000, representing 830,000 BACs from investors admitted as BAC Holders in Series 2. Proceeds from the sale of BACs in Series 2 were invested in Operating Partnerships owning apartment complexes located in California only, which generate both California and Federal Housing Tax Credits. Offers and sales of BACs in Series 2 were completed and the last of the BACs in Series 2 were issued by the Partnership on March 30, 1989.

    As of September 30, 1995, the net proceeds from the offer and sale of BACs in Series 2 had been used to invest in a total of eight Operating Partnerships in an aggregate amount of $6,411,018, and the Partnership had completed payment of all its capital contributions. Series 2 net offering proceeds in the amount of $8,107 remains in Working Capital Reserves.

    Series 3.
    --------- The Partnership received and accepted subscriptions for $28,822,000, representing 2,882,200 BACs from investors admitted as BAC Holders in Series 3. Offers and sales of BACs in Series 3 were completed and the last of the BACs in Series 3 were issued by the Partnership on March 14, 1989.

    As of September 30, 1995, the net proceeds from the offer and sale of BACs in Series 3 had been used to invest in a total of 33 Operating Partnerships in an aggregate amount of $20,858,886 and the Partnership had completed payment of all its capital contributions. Series 3 net offering proceeds in the amount of $1,339 remains in Working Capital Reserves.

    Series 4.
    --------- The Partnership received and accepted subscriptions for $29,788,160, representing 2,995,300 BACs from investors admitted as BAC Holders in Series 4. Offers and sales of BACs in Series 4 were completed and the last of the BACs in Series 4 were issued by the Partnership on July 7, 1989.

    As of September 30, 1995 the net proceeds from the offer and sale of BACs in Series 4 had been committed to invest in a total of 25 Operating Partnerships in an aggregate amount of $21,868,519, and the Partnership had completed payment of all its capital contributions. Series 4 net offering proceeds in the amount of $32,453 remains in Working Capital Reserves.

    Series 5.
    --------- The Partnership received and accepted subscriptions for $4,899,000, representing 489,900 from investors admitted as BAC Holders in Series 5. Offers and sales of BACs in Series 5 were completed and the last of the BACs in Series 5 were issued by the Partnership on August 22, 1989. Proceeds from the sale of BACs in Series 5 were invested in Operating Partnerships owning apartment complexes located in California only, which generate both California and Federal Housing Tax Credits. Offers and sales of BACs in Series 5 were completed and the last of the BACs in Series 5 were issued by the Partnership on August 22, 1989.

    As of September 30, 1995, the net proceeds from the offer and sale of BACs in Series 5 had been used to invest in a total of five Operating Partnerships in an aggregate amount of $3,431,044, and the Partnership had completed payment of all installments of its capital contributions. Series 5 net offering proceeds in the amount of $159,411 remains in Working Capital Reserves.

    Series 6.
    --------- The Partnership received and accepted subscriptions for $12,935,780, representing 1,303,000 BACs from investors admitted as BAC Holders in Series 6. Offers and sales of BACs in Series 6 were completed and the last of the BACs in Series 6 were issued on September 29, 1989.

    As of September 30, 1995 the net proceeds from the offer and sale of BACs in Series 6 had been used to invest in a total of 15 Operating Partnerships in an aggregate amount of $9,359,053, and the Partnership had completed payment of all its capital contributions. Series 6 net offering proceeds in the amount of $35,191 remains in Working Capital Reserves.

Results of Operations
---------------------

    As of September 30, 1995 and 1994 the Partnership held limited partnership interests in 105 Operating Partnerships. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test(i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

    The Partnership incurs an annual partnership management fee to the General Partner and/or its affiliates in an amount equal to 0.375% of the aggregate cost of the Apartment Complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid or payable by the Operating Partnerships. The annual partnership management fee is currently being accrued. It is anticipated that all outstanding fees will be repaid from the sale or refinancing proceeds. The annual partnership management fee incurred for the quarters ended September 30, 1995 and 1994 were $226,833 and $222,390 respectively. This amount is anticipated to be lower in subsequent fiscal years as more of the Operating Partnerships begin to accrue and pay annual asset management fees and reporting fees.

    The Partnership's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested. The Partnership's investments in Operating Partnerships have been made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders. The Results of Operations reported herein are interim period estimates that may not necessarily be indicative of final year end results.

    Series 1.
    --------- As of September 30, 1995 and 1994, the average Qualified Occupancy for the series was 99.4% and 99.2%, respectively. The series had a total of 19 properties at June 30, 1995. Out of the total, 17 were at 100% Qualified Occupancy.

    For the six months being reported, the series reflects a net loss from Operating Partnerships of $1,200,401. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect a net loss of $279,030. Substantially all of the net loss is attributable to accrued mortgage interest not payable currently by Genesee Commons Associates, Kingston Property Associates, and Unity Park Associates. The mortgages owed by these Operating Partnerships are held by a quasi-governmental state agency. The mortgages provide for the partial payment of interest based on cash flow from operations. Any unpaid balance is being accrued and will be paid from future cash flow, or at maturity. The General Partners feel that continual interest accruals could adversely affect the residual value of these three properties.

During 1995, Unity Park Associates and Genesee Commons Associates secured approximately $1 million of additional funds for structural repairs and upgrades which the General Partners feel will enhance operations and be incorporated into the current loan balance. The Operating general partner and the General Partner are reviewing further steps that can be taken to improve operations and increase residual value thus minimizing any potential long-term negative impact. The Operating General Partners have funded the majority of the balance of the net loss.

    Series 2.
    --------- As of September 30, 1995 and 1994, the average Qualified Occupancy for the series was 98.5% and 96.9%, respectively. The series had a total of eight properties at September 30, 1995, seven of which were at 100% Qualified Occupancy.

    For the six months being reported the series reflects a net loss from the Operating Partnerships of $355,631. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect a net loss of $200,186.

    Annadale Housing Partners has reported net losses due to operational issues associated with the property. The Operating Partnership elected to file a petition for reorganization under Chapter 11. This action was taken in order to initiate serious negotiations with the first mortgage lender and allow the Operating Partnership time to structure a long term viable solution. Annadale Housing Corporation has been admitted to the Operating Partnership as the new Operating General Partner. Annadale Housing Corporation is not affiliated with any of the original Operating General Partners. The
Operating Partnership completed rehabilitation of the property in July 1995. In addition, significant concessions have been received from the lender with respect to the mortgage debt. The plan of reorganization was filed with the court and was confirmed in June of 1995. The Partnership has realized improved operations since improvements have begun and the bankruptcy case has since been closed.

    Series 3.
    --------- As of September 30, 1995 and 1994, the average Qualified Occupancy for the series was 99.6% and 99.7%, respectively. The series had a total of 33 properties at September 30, 1995, of which 31 were at 100% Qualified Occupancy.

    For the six months being reported series reflects a net loss from the Operating Partnerships of $1,648,865. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect a net loss of $379,040.

    The General Partner is closely monitoring the operations of Hidden Cove, Lincoln Hotel Associates, and California Investors VI in an effort to improve the overall results of operations of the series. Hidden Cove Associates, which had been experiencing fluctuating vacancies, is stabilizing through effective tenant screening and management.

    Lincoln Hotel Associates is currently negotiating debt restructure in order to improve future operating results. The original Operating General Partners have been removed and replaced by an Operating General Partner who is not affiliated with the original Operating General Partners.

    California Investors VI reached an agreement in June of 1994 with its first mortgagor to restructure its mortgage with a reduced interest rate and a 30 year amortization period. A new management company took over at that time and addressed occupancy fluctuation problems. Under the new management company, occupancy initially dropped off as problem tenants were evicted.

The average physical occupancy for the first quarter of 1995 was 88% and increased in the second quarter to 99%. In prior SEC filings, the series had inadvertently reported on the operations of California Investors II instead of California Investors VI.

     Series 4.
    --------- As of September 30, 1995 and 1994, the average Qualified Occupancy for the series was 99.9% for both years. The series had a total of 25 properties at September 30, 1995, of which 24 were at 100% Qualified Occupancy.

    For the six months being reported series reflects a net loss from the Operating Partnerships of $1,401,281. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect a net loss of $95,197.

    Unity Park Associates reflects a net loss which is attributable to accrued mortgage interest which is not payable currently under the terms of its mortgage. The mortgage owed by this Operating Partnership is held by a quasi-governmental state agency. The mortgage provides for the partial payment of interest based on cash flow from operations. Any unpaid balance is being accrued and will be paid from future cash flow, or at maturity. The General Partner feels that continual interest accruals could adversely affect the residual value of the property. During 1995, Unity Park Associates secured additional funds for structural repairs and upgrades which the General Partner feels will enhance operations and be incorporated into the current loan balance. The Operating General Partners and the General Partner are reviewing further steps that can be taken to improve operations and increase residual value thus minimizing any potential long-term negative impact. The Operating General Partners have funded the majority of the balance of the net loss.

    In October of 1995, the General Partner discovered that the Operating General Partner of Van Dyck Estates XVI had collateralized the property in violation of the partnership agreement. Though this property maintains 100% occupancy, continues to operate profitably, and generates tax credits in line with the Partnership's projections, an unaffiliated lending institution has initiated foreclosure proceedings. The General Partner and their counsel feel that the institution will not prevail. The General Partner is initiating steps to remove the Operating General Partner and his affiliated management agent, and is moving to protect the Partnership's limited partnership interest.

    Series 5.
    --------- As of September 30, 1995 and 1994, the average Qualified Occupancy for the series was 99% for both years. The series had a total of five properties at September 30, 1995, four of which were at 100% Qualified Occupancy.

    For the six months being reported the series reflects a net loss from the Operating Partnerships of $153,345. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect a net loss of $44,694.

    Annadale Housing Partners has reported net losses due to operational issues associated with the property. The Operating Partnership elected to file a petition for reorganization under Chapter 11. This action was taken in order to initiate serious negotiations with the first mortgage lender and allow the Operating Partnership time to structure a long term viable solution. Annadale Housing Corporation has been admitted to the Operating Partnership as the new Operating General Partner. Annadale Housing Corporation is not affiliated with any of the original Operating General Partners.
The Operating Partnership completed rehabilitation of the property in July 1995. The plan of reorganization was filed with the court and was confirmed in June of 1995. The Partnership has realized improved operations since the improvements have begun and the bankruptcy case has since been closed.

    Series 6.
    --------- As of September 30, 1995 and 1994, the average Qualified Occupancy for the series was 99.5% and 99.9%, respectively. The series had a total of 15 properties at September 30, 1995, of which 13 were at 100% Qualified Occupancy.

    For the six months being reported the series reflects a net loss from the Operating Partnerships of $357,422. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $281,605.

                        PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

         (b)  Reports on Form 8-K

              There were no reports on Form 8-K filed during the period covered by this report.

                              SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                BOSTON CAPITAL TAX CREDIT
                                FUND LIMITED PARTNERSHIP



                           By:  Boston Capital Associates Limited
                                Partnership, General Partner



                           By:  C&M Associates, d/b/a
                                Boston Capital Associates



Date:  November 15, 1995   By:  /s/JOHN P. MANNING
                                ---------------------------
                                John P. Manning, Partner
                                Partner & Principal Financial
                                Officer

                             SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                BOSTON CAPITAL TAX CREDIT
                                FUND LIMITED PARTNERSHIP



                           By:  Boston Capital Associates Limited
                                Partnership



                           By:  C&M Associates, d/b/a
                                Boston Capital Associates



Date:  November 15, 1995   By:
                                 ------------------------------
                                 John P. Manning, Partner
                                 Partner & Principal Financial
                                 Officer