Form 10-Q
period 1995-12-31
BOSTON CAPITAL TAX CREDIT FUND LTD PARTNERSHIP
filed 1996-03-05
CIK 835095

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  December 31, 1995
                                     ------------------
                                      or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to ________


Commission file number    0-17679
                        -----------------------------------------

       BOSTON CAPITAL TAX CREDIT FUND LIMITED PARTNERSHIP
-----------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

           Delaware                           04-3006542
--------------------------------    -----------------------------
 (State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)                Identification No.)

  One Boston Place, Suite 2100,  Boston, Massachusetts   02108
-----------------------------------------------------------------
   (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code (617) 624-8900
                                                   --------------

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



                        QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED DECEMBER 31, 1995
              -----------------------------------------------


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

PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K..................

            Signatures........................................

               Boston Capital Tax Credit Fund Limited Partnership

                            BALANCE SHEETS




                                            December 31,          March 31,
                                                1995                 1995
                                             (Unaudited)           (Audited)
                                            ------------         ------------
ASSETS

INVESTMENTS IN OPERATING
PARTNERSHIPS (Note D)                        $27,335,732          $32,538,323


OTHER ASSETS
   Cash and cash equivalents                     279,070              409,285
   Other assets                                  503,554              464,703
                                              ----------           ----------

                                             $28,118,356          $33,412,311
                                              ==========           ==========

LIABILITIES

Accounts payable & accrued
expenses (Note C)                            $ 3,441,969          $ 2,716,873
                                              ----------           ----------


PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 9,800,600 issued and      25,279,537           31,238,397
     outstanding

General Partner                                 (603,150)            (542,959)
                                              ----------           ----------

                                              24,676,387           30,695,438
                                              ----------           ----------

                                             $28,118,356          $33,412,311
                                              ==========           ==========


       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund Limited Partnership

                              BALANCE SHEETS

                                                     SERIES 1
                                           ----------------------------

                                             December 31,     March 31,
                                                1995             1995
                                             (Unaudited)      (Audited)
                                             -----------      ---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                     $ 210,960        $ 760,753


OTHER ASSETS
Cash and cash equivalents                       52,166           67,610
Other assets                                    54,303           15,450
                                              --------         --------

                                             $ 317,429        $ 843,813
                                              ========         ========

LIABILITIES

Accounts payable and accrued
expenses (Note C)                            $ 883,998        $ 708,350
                                              --------         --------

PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 1,299,900 issued and      (447,680)         247,332
     outstanding

General Partner                               (118,889)        (111,869)
                                              --------         --------

                                              (566,569)         135,463
                                              --------         --------

                                             $ 317,429        $ 843,813
                                              ========         ========




         The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund Limited Partnership

                           BALANCE SHEETS

                                                      SERIES 2
                                            ----------------------------

                                             December 31,      March 31,
                                                1995             1995
ASSETS                                       (Unaudited)       (Audited)
                                             -----------       ---------
INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                      $2,259,891      $2,692,427


OTHER ASSETS
Cash and cash equivalents                          4,041          23,531
Other assets                                     360,285         360,285
                                               ---------       ---------

                                              $2,624,217      $3,076,243
                                               =========       =========



LIABILITIES

Accounts payable & accrued
expenses (Note C)                             $  196,180      $  144,250
                                               ---------       ---------

PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 830,300 issued and
     outstanding                               2,473,100       2,972,016


General Partner                                  (45,063)        (40,023)
                                               ---------       ---------

                                               2,428,037       2,931,993
                                               ---------       ---------

                                              $2,624,217      $3,076,243
                                               =========       =========



        The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund Limited Partnership

                              BALANCE SHEETS

                                                       SERIES 3
                                             ----------------------------

                                             December 31,      March 31,
                                                1995             1995
ASSETS                                       (Unaudited)       (Audited)
                                             -----------       ---------
INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                      $7,552,769      $9,411,087


OTHER ASSETS
Cash and cash equivalents                          5,475          25,072
Other assets                                      41,861          41,861
                                               ---------       ---------

                                              $7,600,105      $9,478,020
                                               =========       =========



LIABILITIES

Accounts payable & accrued
expenses (Note C)                             $  959,161      $  747,606
                                               ---------       ---------

PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 2,882,200 issued and
     outstanding                               6,826,449       8,895,024


General Partner                                 (185,505)       (164,610)
                                               ---------       ---------

                                               6,640,944       8,730,414
                                               ---------       ---------

                                              $7,600,105      $9,478,020
                                               =========       =========



       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund Limited Partnership

                           BALANCE SHEETS

                                                      SERIES 4
                                            ----------------------------
                                             December 31,     March 31,
                                                1995             1995
                                             (Unaudited)      (Audited)
                                            ------------      ----------
ASSETS

   INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                      $9,992,500     $11,655,359


OTHER ASSETS

   Cash and cash equivalents                      25,757          59,115
   Other assets                                   13,992          13,994
                                              ----------      ----------

                                             $10,032,249     $11,728,468
                                              ==========      ==========



LIABILITIES

Accounts payable & accrued
expenses (Note C)                            $   710,838     $   522,675
                                              ----------      ----------
PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 2,995,300 issued and
     outstanding                               9,488,302      11,353,840

General Partner                                 (166,891)       (148,047)
                                              ----------      ----------

                                               9,321,411      11,205,793
                                              ----------      ----------

                                             $10,032,249     $11,728,468
                                              ==========      ==========




          The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund Limited Partnership

                            BALANCE SHEETS

                                                      SERIES 5
                                            ----------------------------
                                             December 31,     March 31,
                                                1995            1995
                                             (Unaudited)      (Audited)
                                            ------------      ----------

ASSETS

  INVESTMENTS IN OPERATING
  PARTNERSHIPS (Note D)                       $1,459,511      $1,665,945


OTHER ASSETS

  Cash and cash equivalents                      157,665         208,686
  Other assets                                    33,113          33,113
                                               ---------       ---------

                                              $1,650,289      $1,907,744
                                               =========       =========



LIABILITIES

Accounts payable & accrued
expenses (Note C)                             $   18,504      $   28,913
                                               ---------       ---------

PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 489,900 issued and
     outstanding                               1,657,217       1,901,793

General Partner                                  (25,432)        (22,962)
                                               ---------       ---------

                                               1,631,785       1,878,831
                                               ---------       ---------

                                              $1,650,289      $1,907,744
                                               =========       =========



     The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund Limited Partnership

                         BALANCE SHEETS


                                                     SERIES 6
                                            ----------------------------
                                            December 31,       March 31,
                                               1995              1995
                                            (Unaudited)       (Audited)
                                            ------------      ----------

ASSETS

   INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                      $5,860,101      $6,352,752


OTHER ASSETS

   Cash and cash equivalents                      33,966          25,271
   Other assets                                        -               -
                                               ---------       ---------

                                              $5,894,067      $6,378,023
                                               =========       =========



LIABILITIES

Accounts payable & accrued
expenses (Note C)                             $  673,288      $  565,079
                                               ---------       ---------
PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 1,303,000 issued and
     outstanding                               5,282,149       5,868,392

General Partner                                  (61,370)        (55,448)
                                               ---------       ---------

                                               5,220,779       5,812,944
                                               ---------       ---------

                                              $5,894,067      $6,378,023
                                               =========       =========




      The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund Limited Partnership

                         STATEMENTS OF OPERATIONS

                     Three Months Ended December 31,
                              (Unaudited)



                                             1995         1994
                                             ----         ----

Income
  Interest income                       $     1,789   $     2,506
  Miscellaneous income                            -         1,150
                                         ----------    ----------

                                              1,789         3,656
                                         ----------    ----------

Share of loss from Operating
  Partnerships (Note D)                  (1,592,398)   (1,787,586)
                                         ----------    ----------

Expenses
  Amortization                                    -        14,613
  Partnership management fees               209,831       236,162
  General and administrative expenses        23,394        43,526
                                         ----------    ----------

                                            233,225       294,301
                                         ----------    ----------


  NET LOSS                              $(1,823,834)  $(2,078,231)
                                         ==========    ==========

Net loss allocated to assignees         $(1,805,596)  $(2,057,449)
                                         ==========    ==========

Net loss allocated to general partner   $   (18,238)  $   (20,782)
                                         ==========    ==========

Net loss per BAC                        $     (1.04)  $     (1.10)
                                         ==========    ==========






       The accompanying notes are an integral part of these statements.

          Boston Capital Tax Credit Fund Limited Partnership

                       STATEMENTS OF OPERATIONS

                    Three Months Ended December 31,
                            (Unaudited)

                                                      SERIES 1
                                               -----------------------
                                                  1995          1994
                                                  ----          ----
Income
  Interest income                              $     347     $     402
  Miscellaneous income                                 -           275
                                                --------      --------

                                                     347           677
                                                --------      --------

Share of loss from Operating
  Partnerships (Note D)                         (241,622)     (220,975)
                                                --------      --------

Expenses
  Amortization                                         -             -
  Partnership management fees                     41,216        45,216
  General office and professional
     fee expenses                                  3,154         4,758
                                                --------      --------

                                                  44,370        49,974
                                                --------      --------


  NET LOSS                                     $(285,645)    $(270,272)
                                                ========      ========

Net loss allocated to assignees                $(282,789)    $(267,569)
                                                ========      ========

Net loss allocated to general partner          $  (2,856)    $  (2,703)
                                                ========      ========

Net loss per BAC                               $    (.22)    $    (.21)
                                                ========      ========





        The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund Limited Partnership

                        STATEMENTS OF OPERATIONS

                     Three Months Ended December 31,
                              (Unaudited)


                                                     SERIES 2
                                               ----------------------
                                                  1995         1994
                                                  ----         ----
Income
  Interest income                             $      39           192
  Miscellaneous income                                -             -
                                               --------      --------

                                                     39           192
                                               --------      --------

Share of loss from Operating
  Partnerships (Note D)                        (131,619)      (87,235)
                                               --------      --------

Expenses
  Amortization                                        -             -
  Partnership management fees                    17,310        17,160
  General office and professional
     fee expenses                                 4,106         7,477
                                               --------      --------

                                                 21,416        24,637
                                               --------      --------


  NET LOSS                                    $(152,996)    $(111,680)
                                               ========      ========

Net loss allocated to assignees               $(151,466)    $(110,563)
                                               ========      ========

Net loss allocated to general partner         $  (1,530)    $  (1,117)
                                               ========      ========

Net loss per BAC                              $    (.18)    $    (.13)
                                               ========      ========





       The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund Limited Partnership

                        STATEMENTS OF OPERATIONS

                     Three Months Ended December 31,
                             (Unaudited)


                                                     SERIES 3
                                               ----------------------
                                                 1995         1994
                                                 ----         ----
Income
  Interest income                             $      23     $     186
  Miscellaneous income                                -           200
                                               --------      --------

                                                     23           386
                                               --------      --------

Share of loss from Operating
  Partnerships (Note D)                        (365,479)     (603,391)
                                               --------      --------

Expenses
  Amortization                                        -         4,914
  Partnership management fees                    66,697        65,132
  General office and professional
     fee expenses                                 5,516         7,930
                                               --------      --------

                                                 72,213        77,976
                                               --------      --------


  NET LOSS                                    $(437,669)    $(680,981)
                                               ========      ========

Net loss allocated to assignees               $(433,292)    $(674,171)
                                               ========      ========

Net loss allocated to general partner         $  (4,377)    $  (6,810)
                                               ========      ========

Net loss per BAC                              $    (.15)    $    (.23)
                                               ========      ========



       The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund Limited Partnership

                         STATEMENTS OF OPERATIONS

                      Three Months Ended December 31,
                              (Unaudited)


                                                     SERIES 4
                                               ----------------------
                                                 1995          1994
                                                 ----          ----
Income
  Interest income                             $     203     $     390
  Miscellaneous income                                -           375
                                               --------      --------

                                                    203           765
                                               --------      --------

Share of loss from Operating
  Partnerships (Note D)                        (650,207)     (653,161)
                                               --------      --------

Expenses
  Amortization                                        -         5,079
  Partnership management fees                    62,721        62,721
  General office and professional
     fee expenses                                 6,899        11,625
                                               --------      --------

                                                 69,620        79,425
                                               --------      --------


  NET LOSS                                    $(719,624)    $(731,821)
                                               ========      ========

Net loss allocated to assignees               $(712,428)    $(724,503)
                                               ========      ========

Net loss allocated to general partner         $  (7,196)    $  (7,318)
                                               ========      ========

Net loss per BAC                              $    (.24)    $    (.24)
                                               ========      ========





       The accompanying notes are an integral part of these statements.

         Boston Capital Tax Credit Fund Limited Partnership

                     STATEMENTS OF OPERATIONS

                  Three Months Ended December 31,
                           (Unaudited)

                                                      SERIES 5
                                               ----------------------
                                                 1995          1994
                                                 ----          ----
Income
  Interest income                             $   1,104     $   1,198
  Miscellaneous income                                -           100
                                               --------      --------

                                                  1,104         1,298
                                               --------      --------

Share of loss from Operating
  Partnerships (Note D)                         (54,621)      (41,505)
                                               --------      --------

Expenses
  Amortization                                        -         2,885
  Partnership management fees                     9,864         9,864
  General office and professional
     fee expenses                                 2,850         8,109
                                               --------      --------

                                                 12,714        20,858
                                               --------      --------


  NET LOSS                                    $ (66,231)    $ (61,065)
                                               ========      ========

Net loss allocated to assignees               $ (65,569)    $ (60,454)
                                               ========      ========

Net loss allocated to general partner         $    (662)    $    (611)
                                               ========      ========

Net loss per BAC                              $    (.13)    $    (.12)
                                               ========      ========




       The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund Limited Partnership

                     STATEMENTS OF OPERATIONS

                  Three Months Ended December 31,
                          (Unaudited)

                                                      SERIES 6
                                               ----------------------
                                                 1995          1994
                                                 ----          ----
Income
  Interest income                             $      73     $     138
  Miscellaneous income                                -           200
                                               --------      --------

                                                     73           338
                                               --------      --------

Share of loss from Operating
  Partnerships (Note D)                        (148,850)     (181,319)
                                               --------      --------

Expenses
  Amortization                                        -         1,735
  Partnership management fees                    12,023        36,069
  General office and professional
     fee expenses                                   869         3,627
                                               --------      --------

                                                 12,892        41,431
                                               --------      --------


  NET LOSS                                    $(161,669)    $(222,412)
                                               ========      ========

Net loss allocated to assignees               $(160,052)    $(220,188)
                                               ========      ========

Net loss allocated to general partner         $  (1,617)    $  (2,224)
                                               ========      ========

Net loss per BAC                              $    (.12)    $    (.17)
                                               ========      ========







       The accompanying notes are an integral part of these statements.

        Boston Capital Tax Credit Fund Limited Partnership

                     STATEMENTS OF OPERATIONS

                   Nine Months Ended December 31,
                          (Unaudited)




                                            1995          1994
Income                                      ----          ----
  Interest income                       $     6,898   $     8,434
  Miscellaneous income                        1,304        54,290
                                         ----------    ----------

                                              8,202        62,724
                                         ----------    ----------

Share of loss from Operating
  Partnerships (Note D)                  (5,201,029)   (6,961,557)
                                         ----------    ----------

Expenses
  Amortization                                    -        89,927
  Partnership management fees               670,483       697,489
  General and administrative expenses       155,741       228,763
                                         ----------    ----------

                                            826,224     1,016,179
                                         ----------    ----------


  NET LOSS                              $(6,019,051)  $(7,915,012)
                                         ==========    ==========

Net loss allocated to assignees         $(5,958,860)  $(7,835,860)
                                         ==========    ==========

Net loss allocated to general partner   $   (60,191)  $   (79,152)
                                         ==========    ==========

Net loss per BAC                        $     (3.41)  $     (4.96)
                                         ==========    ==========






       The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund Limited Partnership

                         STATEMENTS OF OPERATIONS

                       Nine Months Ended December 31,
                              (Unaudited)

                                                     SERIES 1
                                               ----------------------
                                                 1995          1994
                                                 ----          ----
Income
  Interest income                             $   1,131   $     1,355
  Miscellaneous income                                -           975
                                               --------    ----------

                                                  1,131         2,330
                                               --------    ----------

Share of loss from Operating
  Partnerships (Note D)                        (549,793)   (1,302,391)
                                               --------    ----------

Expenses
  Amortization                                        -        11,045
  Partnership management fees                   125,917       133,648
  General office and professional
     fee expenses                                27,453        29,204
                                               --------    ----------

                                                153,370       173,897
                                               --------    ----------


  NET LOSS                                    $(702,032)  $(1,473,958)
                                               ========    ==========

Net loss allocated to assignees               $(695,012)  $(1,459,218)
                                               ========    ==========

Net loss allocated to general partner         $  (7,020)  $   (14,740)
                                               ========    ==========

Net loss per BAC                              $    (.53)  $     (1.12)
                                               ========    ==========









       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund Limited Partnership

                          STATEMENTS OF OPERATIONS

                       Nine Months Ended December 31,
                               (Unaudited)

                                                      SERIES 2
                                               ----------------------
                                                  1995         1994
                                                  ----         ----
Income
  Interest income                             $     267     $     648
  Miscellaneous income                                -           225
                                               --------      --------

                                                    267           873
                                               --------      --------

Share of loss from Operating
  Partnerships (Note D)                        (432,536)     (578,528)
                                               --------      --------

Expenses
  Amortization                                        -         6,102
  Partnership management fees                    49,826        51,780
  General office and professional
     fee expenses                                21,861        24,017
                                               --------      --------

                                                 71,687        81,899
                                               --------      --------


  NET LOSS                                    $(503,956)    $(659,554)
                                               ========      ========

Net loss allocated to assignees               $(498,916)    $(652,958)
                                               ========      ========

Net loss allocated to general partner         $  (5,040)    $  (6,596)
                                               ========      ========

Net loss per BAC                              $    (.60)    $    (.78)
                                               ========      ========








       The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund Limited Partnership

                           STATEMENTS OF OPERATIONS

                        Nine Months Ended December 31,
                                (Unaudited)

                                                      SERIES 3
                                             ------------------------
                                                 1995          1994
                                                 ----          ----
Income
  Interest income                           $       213   $       483
  Miscellaneous income                            1,304        51,150
                                             ----------    ----------

                                                  1,517        51,633
                                             ----------    ----------

Share of loss from Operating
  Partnerships (Note D)                      (1,856,755)   (2,093,168)
                                             ----------    ----------

Expenses
  Amortization                                        -        20,196
  Partnership management fees                   197,521       197,430
  General office and professional
     fee expenses                                36,711        39,621
                                             ----------    ----------

                                                234,232       257,247
                                             ----------    ----------


  NET LOSS                                  $(2,089,470)  $(2,298,782)
                                             ==========    ==========

Net loss allocated to assignees             $(2,068,575)  $(2,275,794)
                                             ==========    ==========

Net loss allocated to general partner       $   (20,895)  $   (22,988)
                                             ==========    ==========

Net loss per BAC                            $      (.72)  $      (.79)
                                             ==========    ==========







       The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund Limited Partnership

                       STATEMENTS OF OPERATIONS

                     Nine Months Ended December 31,
                            (Unaudited)

                                                     SERIES 4
                                             ------------------------
                                                 1995          1994
                                                 ----          ----
Income
  Interest income                           $       837   $     1,870
  Miscellaneous income                                -         1,234
                                             ----------    ----------

                                                    837         3,104
                                             ----------    ----------

Share of loss from Operating
  Partnerships (Note D)                      (1,662,861)   (2,073,820)
                                             ----------    ----------

Expenses
  Amortization                                        -        27,936
  Partnership management fees                   188,163       177,982
  General office and professional
     fee expenses                                34,195        42,727
                                             ----------    ----------

                                                222,358       248,645
                                             ----------    ----------


  NET LOSS                                  $(1,884,382)  $(2,319,361)
                                             ==========    ==========

Net loss allocated to assignees             $(1,865,538)  $(2,296,167)
                                             ==========    ==========

Net loss allocated to general partner       $   (18,844)  $   (23,194)
                                             ==========    ==========

Net loss per BAC                            $      (.62)  $      (.77)
                                             ==========    ==========










       The accompanying notes are an integral part of these statements.

         Boston Capital Tax Credit Fund Limited Partnership

                     STATEMENTS OF OPERATIONS

                   Nine Months Ended December 31,
                          (Unaudited)

                                                      SERIES 5
                                                ---------------------
                                                  1995         1994
                                                  ----         ----
Income
  Interest income                              $  3,684     $   3,648
  Miscellaneous income                                -           356
                                               --------      --------

                                                  3,684         4,004
                                               --------      --------

Share of loss from Operating
  Partnerships (Note D)                        (206,433)     (432,184)
                                               --------      --------

Expenses
  Amortization                                        -         7,781
  Partnership management fees                    28,592        29,592
  General office and professional
     fee expenses                                15,705        72,317
                                               --------      --------

                                                 44,297       109,690
                                               --------      --------


  NET LOSS                                    $(247,046)    $(537,870)
                                               ========      ========

Net loss allocated to assignees               $(244,576)    $(532,491)
                                               ========      ========

Net loss allocated to general partner         $  (2,470)    $  (5,379)
                                               ========      ========

Net loss per BAC                              $    (.49)    $   (1.10)
                                                =======      ========







       The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund Limited Partnership

                        STATEMENTS OF OPERATIONS

                      Nine Months Ended December 31,
                              (Unaudited)

                                                      SERIES 6
                                               ----------------------
                                                  1995         1994
                                                  ----         ----
Income
  Interest income                             $     766     $     430
  Miscellaneous income                                -           350
                                               --------      --------

                                                    766           780
                                               --------      --------

Share of loss from Operating
  Partnerships (Note D)                        (492,651)     (481,466)
                                               --------      --------

Expenses
  Amortization                                        -        16,867
  Partnership management fees                    80,464       107,057
  General office and professional
     fee expenses                                19,816        20,877
                                               --------      --------

                                                100,280       144,801
                                               --------      --------


  NET LOSS                                    $(592,165)    $(625,487)
                                               ========      ========

Net loss allocated to assignees               $(586,243)    $(619,232)
                                               ========      ========

Net loss allocated to general partner         $  (5,922)    $  (6,255)
                                               ========      ========

Net loss per BAC                              $    (.45)    $    (.48)
                                               ========      ========








       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund Limited Partnership

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                      Nine Months Ended December 31, 1995
                                 (Unaudited)



                                               General
                                Assignees      Partner      Total
                                ---------      -------      -----


Partners' capital (deficit),
    April 1, 1995             $31,238,397     $(542,959) $30,695,438


    Net loss                   (5,958,860)      (60,191)  (6,019,051)
                               ----------      --------   ----------


Partners' capital (deficit),
   December 31, 1995          $25,279,537     $(603,150) $24,676,387
                               ==========      ========   ==========
























       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund Limited Partnership

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                      Nine Months Ended December 31, 1995
                                 (Unaudited)


                                               General
                                Assignees      Partner      Total
                                ---------      -------      -----
Series 1
--------

Partners' capital (deficit),
    April 1, 1995               $ 247,332     $(111,869)    $ 135,463

Net loss                         (695,012)       (7,020)     (702,032)
                                 --------      --------      --------
Partners' capital (deficit),
  December 31, 1995             $(447,680)    $(118,889)    $(566,569)
                                 ========      ========      ========

Series 2
--------

Partners' capital (deficit),
    April 1, 1995              $2,972,016      $(40,023)   $2,931,993

Net loss                         (498,916)       (5,040)     (503,956)
                                ---------       -------     ---------

Partners' capital (deficit),
  December 31, 1995            $2,473,100      $(45,063)   $2,428,037
                                =========       =======     =========

Series 3
--------

Partners' capital (deficit),
    April 1, 1995             $ 8,895,024     $(164,610)  $ 8,730,414

Net loss                       (2,068,575)      (20,895)   (2,089,470)
                               ----------      --------    ----------

Partners' capital (deficit),
  December 31, 1995           $ 6,826,449     $(185,505)  $ 6,640,944
                               ==========      ========    ==========






       The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund Limited Partnership

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                      Nine Months Ended December 31, 1995
                                 (Unaudited)



                                               General
                                Assignees      Partner      Total
                                ---------      -------      -----
Series 4
--------

Partners' capital (deficit),
    April 1, 1995             $11,353,840     $(148,047)  $11,205,793

Net loss                       (1,865,538)      (18,844)   (1,884,382)
                               ----------      --------    ----------
Partners' capital (deficit),
  December 31, 1995           $ 9,488,302     $(166,891)  $ 9,321,411
                               ==========      ========    ==========

Series 5
--------

Partners' capital (deficit),
    April 1, 1995              $1,901,793      $(22,962)   $1,878,831

Net loss                         (244,576)       (2,470)     (247,046)
                                ---------       -------     ---------

Partners' capital (deficit),
  December 31, 1995            $1,657,217      $(25,432)   $1,631,785
                                =========       =======     =========

Series 6
--------

Partners' capital (deficit),
    April 1, 1995              $5,868,392      $(55,448)   $5,812,944

Net loss                         (586,243)       (5,922)     (592,165)
                                ---------      --------      --------

Partners' capital (deficit),
  December 31, 1995            $5,282,149      $(61,370)   $5,220,779
                                =========       =======     =========





       The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund Limited Partnership

                         STATEMENTS OF CASH FLOWS

                       Nine Months Ended December 31,
                                (Unaudited)



                                             1995             1994
                                             ----             ----
Cash flows from operating activities:
    Net loss                              $(6,019,051)   $(7,915,012)
    Adjustments
       Distributions from Operating
         Partnerships                           1,563          2,843
       Amortization                                 -         89,927
       Share of loss from Operating
         Partnerships                       5,201,029      6,961,557

    Changes in assets and liabilities
       Increase (Decrease) in accounts
         payable and accrued expenses         725,097        732,341
       Decrease (Increase) in other
         assets                               (38,853)        (2,907)
                                           ----------     ----------

         Net cash used in operating
           activities                        (130,215)      (131,251)
                                           ----------     ----------

Cash flows from investing activity:
     Purchase of Operating
       Partnership interest                         -        (13,623)
                                           ----------     ----------
         Net cash used in investing
           activity                                 -        (13,623)
                                           ----------     ----------

         DECREASE IN CASH AND CASH
           EQUIVALENTS                       (130,215)      (144,874)


Cash and cash equivalents, beginning          409,285        567,323
                                           ----------     ----------

Cash and cash equivalents, ending         $   279,070    $   422,449
                                           ==========     ==========






       The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund Limited Partnership

                           STATEMENTS OF CASH FLOWS

                        Nine Months Ended December 31,
                                 (Unaudited)

                                                    Series 1
                                            -------------------------
                                                1995          1994
                                                ----          ----
Cash flows from operating activities:
    Net loss                                 $(702,032)  $(1,473,958)
    Adjustments
       Distributions from Operating
         Partnerships                                -         1,334
       Amortization                                  -        11,045
       Share of loss from Operating
         Partnerships                          549,793     1,302,391

    Changes in assets and liabilities
       Increase (Decrease) in accounts
         payable and accrued expenses          175,648       137,788
       Decrease (Increase) in other
         assets                                (38,853)      (15,449)
                                              --------     ---------

         Net cash provided by (used in)
           operating activities                (15,444)      (36,849)
                                              --------     ---------

Cash flows from investing activity:
     Purchase of Operating
       Partnership interest                          -             -
                                              --------     ---------
         Net cash used in investing
           activity                                  -             -
                                              --------     ---------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                (15,444)      (36,849)


Cash and cash equivalents, beginning            67,610       100,237
                                              --------     ---------

Cash and cash equivalents, ending            $  52,166    $   63,388
                                              ========     =========





     The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund Limited Partnership

                           STATEMENTS OF CASH FLOWS

                        Nine Months Ended December 31,
                                 (Unaudited)

                                                    Series 2
                                            -------------------------
                                                1995           1994
                                               ----           ----
Cash flows from operating activities:
    Net loss                                 $(503,956)     $(659,554)
    Adjustments
       Distributions from Operating
         Partnerships                                -              -
       Amortization                                  -          6,102
       Share of loss from Operating
         Partnerships                          432,536        578,528

    Changes in assets and liabilities
       Increase (Decrease) in accounts
         payable and accrued expenses           51,930         54,154
       Decrease (Increase) in other
         assets                                      -              -
                                              --------       --------

         Net cash provided by (used in)
           operating activities                (19,490)       (20,770)
                                              --------       --------

Cash flows from investing activity:
     Purchase of Operating
       Partnership interest                          -              -
                                              --------       --------
         Net cash used in investing
           activity                                  -              -
                                              --------       --------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                (19,490)       (20,770)


Cash and cash equivalents, beginning            23,531         51,300
                                              --------       --------

Cash and cash equivalents, ending           $    4,041      $  30,530
                                              ========       ========





       The accompanying notes are an integral part of these statements.

          Boston Capital Tax Credit Fund Limited Partnership

                       STATEMENTS OF CASH FLOWS

                    Nine Months Ended December 31,
                            (Unaudited)

                                                    Series 3
                                           -------------------------
                                              1995            1994
                                              ----            ----
Cash flows from operating activities:
    Net loss                              $(2,089,470)   $(2,298,782)
    Adjustments
       Distributions from Operating
         Partnerships                           1,563          1,304
       Amortization                                 -         20,196
       Share of loss from Operating
         Partnerships                       1,856,755      2,093,168

    Changes in assets and liabilities
       Increase (Decrease) in accounts
         payable and accrued expenses         211,555        204,632
       Decrease (Increase) in other
         assets                                     -              -
                                            ---------      ---------

         Net cash provided by (used in)
           operating activities               (19,597)        20,518
                                            ---------      ---------

Cash flows from investing activity:
     Purchase of Operating
       Partnership interest                         -        (13,623)
                                            ---------      ---------
         Net cash used in investing
           activity                                 -        (13,623)
                                            ---------      ---------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS               (19,597)         6,895


Cash and cash equivalents, beginning           25,072         21,109
                                            ---------      ---------

Cash and cash equivalents, ending          $    5,475     $   28,004
                                            =========      =========





       The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund Limited Partnership

                         STATEMENTS OF CASH FLOWS

                      Nine Months Ended December 31,
                               (Unaudited)
                                                    Series 4
                                           -------------------------
                                              1995           1994
                                              ----           ----
Cash flows from operating activities:
    Net loss                              $(1,884,382)   $(2,319,361)
    Adjustments
       Distributions from Operating
         Partnerships                               -            205
       Amortization                                 -         27,936
       Share of loss from Operating
         Partnerships                       1,662,861      2,073,820

    Changes in assets and liabilities
       Increase (Decrease) in accounts
         payable and accrued expenses         188,163        192,688
       Decrease (Increase) in other
         assets                                     -              -
                                            ---------      ---------

         Net cash provided by (used in)
           operating activities               (33,358)       (24,712)
                                            ---------      ---------

Cash flows from investing activity:
     Purchase of Operating
       Partnership interest                         -              -
                                            ---------      ---------
         Net cash used in investing
           activity                                 -              -
                                            ---------      ---------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS               (33,358)       (24,712)


Cash and cash equivalents, beginning           59,115         89,291
                                            ---------      ---------

Cash and cash equivalents, ending          $   25,757     $   64,579
                                            =========      =========






       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund Limited Partnership

                          STATEMENTS OF CASH FLOWS

                       Nine Months Ended December 31,
                                (Unaudited)

                                                    Series 5
                                            -------------------------
                                               1995           1994
                                               ----           ----
Cash flows from operating activities:
    Net loss                                $(247,046)     $(537,870)
    Adjustments
       Distributions from Operating
         Partnerships                               -              -
       Amortization                                 -          7,781
       Share of loss from Operating
         Partnerships                         206,433        432,184

    Changes in assets and liabilities
       Increase (Decrease) in accounts
         payable and accrued expenses         (10,408)        33,652
       Decrease (Increase) in other
         assets                                    -              -
                                              -------       --------

         Net cash provided by (used in)
           operating activities               (51,021)       (64,253)
                                              -------       --------

Cash flows from investing activity:
     Purchase of Operating
       Partnership interest                         -              -
                                              -------       --------
         Net cash used in investing
           activity                                 -              -
                                              -------       --------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS               (51,021)       (64,253)


Cash and cash equivalents, beginning          208,686        278,678
                                              -------       --------

Cash and cash equivalents, ending            $157,665      $ 214,425
                                              =======       ========






       The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund Limited Partnership

                           STATEMENTS OF CASH FLOWS

                        Nine Months Ended December 31,
                                 (Unaudited)

                                                    Series 6
                                            -------------------------
                                                1995          1994
                                                ----          ----
Cash flows from operating activities:
    Net loss                                 $(592,165)    $(625,487)
    Adjustments
       Distributions from Operating
         Partnerships                                -             -
       Amortization                                  -        16,867
       Share of loss from Operating
         Partnerships                          492,651       481,466

    Changes in assets and liabilities
       Increase (Decrease) in accounts
         payable and accrued expenses          108,209       109,427
       Decrease (Increase) in other
         assets                                      -        12,542
                                              --------      --------

         Net cash provided by (used in)
           operating activities                  8,695        (5,185)
                                              --------      --------

Cash flows from investing activity:
     Purchase of Operating
       Partnership interest                          -             -
                                              --------      --------
         Net cash used in investing
           activity                                  -             -
                                              --------      --------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                  8,695        (5,185)


Cash and cash equivalents, beginning            25,271        26,708
                                              --------      --------

Cash and cash equivalents, ending            $  33,966     $  21,523
                                              ========      ========






       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund Limited Partnership

                        NOTES TO FINANCIAL STATEMENTS

                              December 31, 1995
                                 (Unaudited)

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

       Pursuant to the Securities Act of 1933, the Partnership filed a Form S-11 Registration Statement with the Securities and Exchange
Commission, effective August 29, 1988, which covered the offering (the
"Public Offering") of the Partnership's beneficial assignee certificates ("BACs") representing assignments of units of the beneficial interest of the limited partnership interest of the Assignor Limited Partner. The Partnership registered 10,000,000 BACs at $10 per BAC for sale to the public in six series. Offers and sales of BACs in Series 1 through Series 6 of the Partnership were completed and the last of the BACs in Series 6 were issued by the Partnership on September 29, 1989. The Partnership sold 1,299,900 of Series 1 BACs, 830,300 of Series 2 BACs, 2,882,200 of Series 3 BACs,
2,995,300 of Series 4 BACs, 489,900 of Series 5 BACs and 1,303,000 of Series 6 BACs. The Partnership is no longer offering and does not intend to offer any additional BACs.

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

      The condensed financial statements included herein as of December 31, 1995 and for the nine months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Partnership in acquiring the investments in Operating Partnerships are capitalized to the investment account. The Partnership's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed

           Boston Capital Tax Credit Fund Limited Partnership

                         December 31, 1995
                             (Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES (continued)

or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's Annual Report on Form 10-K.

NOTE C - RELATED PARTY TRANSACTIONS

       The Partnership has entered into several transactions with various affiliates of the general partner, including Boston Capital Partners, Inc. and Boston Capital Communications Limited Partnership.

       Administrative expenses were incurred by Boston Capital Partners, Inc. and it's affiliates on behalf of the Partnership during the quarters ended December 31, 1995 and 1994 as follows:

                               1995       1994
                              -----      -----
                Series 1     $  971     $  679
                Series 2      2,040        955
                Series 3      1,559        957
                Series 4      2,428      1,127
                Series 5      1,457        907
                Series 6        971        546
                              -----      -----
                             $9,426     $5,171
                              =====      =====

       An annual partnership management fee based on .375 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Communications Limited Partnership. The partnership management fee charged to operations, less the amount of certain partnership management and reporting fees paid by the Operating Partnerships, for the quarters ended December 31, 1995 and 1994 are as follows:

                               1995        1994
                               ----        ----
                Series 1   $ 41,216    $ 45,216
                Series 2     17,310      17,160
                Series 3     66,697      65,132
                Series 4     62,721      62,721
                Series 5      9,864       9,864
                Series 6     12,023      36,069
                            -------     -------
                           $209,831    $236,162
                            =======     =======

          Boston Capital Tax Credit Fund Limited Partnership

                         December 31, 1995
                            (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

       At December 31, 1995 and 1994, the Partnership had limited partnership interests in one hundred and five Operating Partnerships which own operating apartment complexes as follows: nineteen in Series 1; eight in Series 2; thirty-three in Series 3; twenty-five in Series 4; five in Series 5; and fifteen in Series 6.

       Under the terms of the Partnership's investment in each Operating Partnership, the Partnership was required to make capital contributions to such Operating Partnerships. These contributions were payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. At December 31, 1995 and 1994, all capital contributions had been paid to the Operating Partnerships in all of the Series.

       The Partnership's fiscal year ends March 31 of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period.
Accordingly, the current financial results available for the Operating Partnerships are for the nine months ended December 31, 1995.

       The combined unaudited summarized statements of operations of the Operating Partnerships for the nine months ended September 30, 1995 and 1994 are as follows:

            Boston Capital Tax Credit Fund Limited Partnership

                           December 31, 1995
                              (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                        Nine months ended September 30,
                             (Unaudited)

                                                 Series 1
                                       ---------------------------
                                          1995             1994
                                          ----             ----
Revenues
   Rental                             $ 3,975,473      $ 2,941,553
   Interest and other                     124,308          216,763
                                        ---------        ---------
                                        4,099,781        3,158,316
                                        ---------        ---------
Expenses
  Interest                                947,928          814,566
  Depreciation and amortization         1,438,184        1,032,237
  Operating expenses                    3,395,664        2,627,060
                                        ---------        ---------

                                        5,781,776        4,473,863
                                        ---------        ---------

          NET LOSS                    $(1,681,995)     $(1,315,547)
                                       ==========       ==========
Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership                $  (549,793)     $(1,302,391)
                                       ==========       ==========

Net loss allocated to other partners  $   (16,820)     $   (13,156)
                                       ==========       ==========

Net loss suspended                    $(1,115,382)     $         -
                                       ==========       ==========

The variance in allowable loss from the Operating Partnerships for the nine months ended September 30, 1995 and 1994 is mainly a result of the way the Partnership accounts for its investment in Operating Partnerships. The Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. However, the Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.

            Boston Capital Tax Credit Fund Limited Partnership

                           December 31, 1995
                              (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                        Nine months ended September 30,
                              (Unaudited)

                                                Series 2
                                        --------------------------
                                           1995             1994
                                          ----             ----
 Revenues
   Rental                              $  732,286       $  920,504
   Interest and other                      26,760           45,812
                                        ---------        ---------
                                          759,046          966,316
                                        ---------        ---------
Expenses
  Interest                                477,708          440,588
  Depreciation and amortization           232,078          322,269
  Operating expenses                      541,168          787,830
                                        ---------        ---------
                                        1,250,954        1,550,687
                                        ---------        ---------

          NET LOSS                     $ (491,908)      $ (584,371)
                                        =========        =========

Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership                 $ (432,536)      $ (578,528)
                                        =========        =========

Net loss allocated to other partners   $   (4,913)      $   (5,843)
                                        =========        =========

Net loss suspended                     $  (54,452)      $        -
                                        =========        =========

The variance in allowable loss from the Operating Partnerships for the nine months ended September 30, 1995 and 1994 is mainly a result of the way the Partnership accounts for its investment in Operating Partnerships. The Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for an distributions received or accrued. However, the Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.

            Boston Capital Tax Credit Fund Limited Partnership

                            December 31, 1995
                               (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                        Nine Months ended September 30,
                             (Unaudited)

                                                  Series 3
                                        --------------------------
                                          1995             1994
 Revenues                                 ----             ----

   Rental                             $ 4,506,456      $ 4,603,166
   Interest and other                     436,749          419,453
                                        ---------        ---------
                                        4,943,205        5,022,619
                                        ---------        ---------
Expenses
  Interest                              2,076,673        2,099,073
  Depreciation and amortization         1,891,318        1,998,707
  Operating expenses                    3,118,761        3,039,150
                                        ---------        ---------
                                        7,086,752        7,136,930
                                        ---------        ---------

          NET LOSS                    $(2,143,547)     $(2,114,311)
                                       ==========       ==========

Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership                $(1,856,755)     $(2,093,168)
                                       ==========       ==========

Net loss allocated to other partners  $   (21,437)     $   (21,143)
                                       ==========       ==========

Net loss suspended                    $  (265,356)     $         -
                                       ==========       ==========

The variance in allowable loss from the Operating Partnerships for the nine months ended September 30, 1995 and 1994 is mainly a result of the way the Partnership accounts for its investment in Operating Partnerships. The Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. However, the Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.

           Boston Capital Tax Credit Fund Limited Partnership

                         December 31, 1995
                            (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

             COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                     Nine months ended September 30,
                          (Unaudited)

                                                  Series 4
                                       ----------------------------
                                          1995             1994
 Revenues                                 ----             ----
   Rental                             $ 4,968,111      $ 5,236,812
   Interest and other                     333,562          351,170
                                       ----------       ----------
                                        5,301,673        5,587,982
                                       ----------       ----------
Expenses
  Interest                              2,341,324        2,271,648
  Depreciation and amortization         1,970,967        2,011,955
  Operating expenses                    3,263,517        3,399,148
                                       ----------       ----------

                                        7,575,807        7,682,751
                                       ----------       ----------

          NET LOSS                    $(2,274,135)     $(2,094,769)
                                       ==========       ==========
Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership                $(1,662,861)     $(2,073,820)
                                       ==========       ==========

Net loss allocated to other partners  $   (22,741)     $   (20,949)
                                       ==========       ==========

Net loss suspended                    $  (588,532)     $        -
                                       ==========       ==========

The variance in allowable loss from the Operating Partnerships for the nine months ended September 30, 1995 and 1994 is mainly a result of the way the Partnership accounts for its investment in Operating Partnerships. The Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. However, the Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.

            Boston Capital Tax Credit Fund Limited Partnership

                           December 31, 1995
                              (Unaudited)


NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)


               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                       Nine months ended September 30,
                             (Unaudited)


                                                  Series 5
                                        --------------------------
                                           1995             1994
 Revenues                                  ----             ----
   Rental                               $ 391,683        $ 456,527
   Interest and other                      42,895           40,020
                                          -------         --------

                                          434,578          496,547
                                          -------         --------
Expenses
  Interest                                161,403          259,321
  Depreciation and amortization           162,977          277,374
  Operating expenses                      318,715          396,402
                                          -------         --------

                                          643,095          933,097
                                          -------         --------

          NET LOSS                      $(208,517)       $(436,550)
                                         ========         ========

Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership                  $(206,433)       $(432,184)
                                         ========         ========

Net loss allocated to other partners    $  (2,084)       $  (4,366)
                                         ========         ========

           Boston Capital Tax Credit Fund Limited Partnership

                          December 31, 1995
                             (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

           COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                     Nine months ended September 30,
                             (Unaudited)

                                                  Series 6
                                        --------------------------
                                          1995             1994
 Revenues                                 ----             ----
   Rental                              $3,098,528       $2,905,047
   Interest and other                     202,493          190,976
                                        ---------        ---------

                                        3,301,021        3,096,023
                                        ---------        ---------
Expenses
  Interest                              1,037,504        1,004,199
  Depreciation and amortization           956,423        1,011,599
  Operating expenses                    1,818,491        1,566,554
                                        ---------        ---------

                                        3,812,418        3,582,352
                                        ---------        ---------

          NET LOSS                     $ (511,397)      $ (486,329)
                                        =========        =========
Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership                 $ (492,651)      $ (481,466)
                                        =========        =========

Net loss allocated to other partners   $   (5,114)      $   (4,863)
                                        =========        =========

Net loss suspended                     $  (13,632)      $        -
                                        =========        =========

The variance in allowable loss from the Operating Partnerships for the nine months ended September 30, 1995 and 1994 is mainly a result of the way the Partnership accounts for its investment in Operating Partnerships. The Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. However, the Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.

             Boston Capital Tax Credit Fund Limited Partnership

                           December 31, 1995
                              (Unaudited)

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

Capital Resources
-----------------
    The Partnership offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on August 29, 1988. The Partnership received and accepted subscriptions for $97,746,940 representing 9,800,600 BACs from investors admitted as BAC Holders in Series 1 through Series 6 of the Partnership. Offers and sales of BACs in Series 1 through Series 6 of the Partnership were completed and the last of the BACs in Series 6 were issued by the Partnership on September 29, 1989. At December 31, 1995 and 1994 the Partnership had limited partnership equity interests in 105 Operating Partnerships.

    Series 1.
    --------- The Partnership received and accepted subscriptions for $12,999,000, representing 1,299,900 BACs from investors admitted as BAC Holders in Series 1. Offers and sales of BACs in Series 1 were completed and the last of the BACs in Series 1 were issued on December 14, 1988.

    As of December 31, 1995, the net proceeds from the offer and sale of BACs in Series 1 had been used to invest in a total of 19 Operating Partnerships in an aggregate amount of $9,069,266, and the Partnership had completed payment of all its capital contributions. Series 1 net offering proceeds in the amount of $52,166 remains in Working Capital Reserves.

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

    As of December 31, 1995, the net proceeds from the offer and sale of BACs in Series 2 had been used to invest in a total of eight Operating Partnerships in an aggregate amount of $6,411,018, and the Partnership had completed payment of all its capital contributions. Series 2 net offering proceeds in he amount of $4,041 remains in Working Capital Reserves.

    Series 3.
    --------- The Partnership received and accepted subscriptions for $28,822,000, representing 2,882,200 BACs from investors admitted as BAC Holders in Series 3. Offers and sales of BACs in Series 3 were completed and the last of the BACs in Series 3 were issued by the Partnership on March 14, 1989.

    As of December 31, 1995, the net proceeds from the offer and sale of BACs in Series 3 had been used to invest in a total of 33 Operating Partnerships in an aggregate amount of $20,858,886 and the Partnership had completed payment of all its capital contributions. Series 3 net offering proceeds in the amount of $5,475 remains in Working Capital Reserves.

    Series 4.
    --------- The Partnership received and accepted subscriptions for $29,788,160, representing 2,995,300 BACs from investors admitted as BAC Holders in Series 4. Offers and sales of BACs in Series 4 were completed and the last of the BACs in Series 4 were issued by the Partnership on July 7, 1989.

    As of December 31, 1995 the net proceeds from the offer and sale of BACs in Series 4 had been committed to invest in a total of 25 Operating Partnerships in an aggregate amount of $21,868,519, and the Partnership had completed payment of all its capital contributions. Series 4 net offering proceeds in the amount of $25,757 remains in Working Capital Reserves.

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

    As of December 31, 1995, the net proceeds from the offer and sale of BACs in Series 5 had been used to invest in a total of five Operating Partnerships in an aggregate amount of $3,431,044, and the Partnership had completed payment of all installments of its capital contributions. Series 5 net offering proceeds in the amount of $157,665 remains in Working Capital Reserves.

    Series 6.
    --------- The Partnership received and accepted subscriptions for $12,935,780, representing 1,303,000 BACs from investors admitted as BAC Holders in Series 6. Offers and sales of BACs in Series 6 were completed and the last of the BACs in Series 6 were issued on September 29, 1989.

    As of December 31, 1995 the net proceeds from the offer and sale of BACs in Series 6 had been used to invest in a total of 15 Operating Partnerships in an aggregate amount of $9,359,053, and the Partnership had completed payment of all its capital contributions. Series 6 net offering proceeds in the amount of $33,966 remains in Working Capital Reserves.

Results of Operations
---------------------

    As of December 31, 1995 and 1994 the Partnership held limited partnership interests in 105 Operating Partnerships. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test(i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

    The Partnership incurs an annual partnership management fee to the General Partner and/or its affiliates in an amount equal to 0.375% of the aggregate cost of the Apartment Complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid or payable by the Operating Partnerships. The annual partnership management fee is currently being accrued. It is anticipated that all outstanding fees will be repaid from the sale or refinancing proceeds. The annual partnership management fee incurred for the quarters ended December 31, 1995 and 1994 were $209,831 and $236,162, respectively. This amount is anticipated to be lower in subsequent fiscal years as more of the Operating Partnerships begin to accrue and pay annual asset management fees and reporting fees.

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

    Series 1.
    --------- As of December 31, 1995 and 1994, the average Qualified Occupancy for the series was 99.4% and 99.2%, respectively. The series had a total of 19 properties at December 31, 1995. Out of the total, 17 were at 100% Qualified Occupancy.

    For the nine months being reported, the series reflects a net loss from Operating Partnerships of $1,681,995. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect a net loss of $243,811. Substantially all of the net loss is attributable to accrued mortgage interest not payable currently by Genesee Commons Associates, Kingston Property Associates, and Unity Park Associates. The mortgages owed by these Operating Partnerships are held by a quasi-governmental state agency. The mortgages provide for the partial payment of interest based on cash flow from operations. Any unpaid balance is being accrued and will be paid from future cash flow, or at maturity. The General Partners feel that continual interest accruals could adversely affect the residual value of these three properties.

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

    Series 2.
    --------- As of December 31, 1995 and 1994, the average Qualified Occupancy for the series was 99.8% and 97.5%, respectively. The series had a total of eight properties at December 31, 1995, seven of which were at 100% Qualified Occupancy.

    For the nine months being reported the series reflects a net loss from the Operating Partnerships of $491,908. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect a net loss of $259,829.

    Annadale Housing Partners has reported net losses due to operational issues associated with the property. The partnership has begun to stablize since the completion of rehabilitation and the emergence from bankruptcy. Occupancy has steadily improved and the Operating General Partner, Annadale Housing Corporation, anticipates full stabilization by the second quarter of 1996.

    Series 3.
    --------- As of December 31, 1995 and 1994, the average Qualified Occupancy for the series was 99.6% and 99.8%, respectively. The series had a total of 33 properties at December 31, 1995, of which 31 were at 100% Qualified Occupancy.

    For the nine months being reported series reflects a net loss from the Operating Partnerships of $2,143,547. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect a net loss of $252,229.

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

    California Investors VI reached an agreement in September of 1995 with its first mortgagor to restructure its mortgage with a reduced interest rate and a 30 year amortization period. A new management company took over at that time and addressed occupancy fluctuation problems. Under the new management company, occupancy initially dropped off as problem tenants were evicted.

The average physical occupancy for the fourth quarter of 1995 was 93%.

     Series 4.
    --------- As of December 31, 1995 and 1994, the average Qualified Occupancy for the series was 100% and 99.9%, respectively. The series had a total of 25 properties at December 31, 1995, all of which were at 100% Qualified Occupancy.

    For the nine months being reported series reflects a net loss from the Operating Partnerships of $2,274,135. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect a net loss of $303,168.

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

    In October of 1995, the General Partner discovered that the Operating General Partner of Van Dyck Estates XVI had collateralized the property in violation of the partnership agreement. Though this property maintains 100% occupancy, continues to operate profitably, and generates tax credits in line with the Partnership's projections, an unaffiliated lending institution has initiated foreclosure proceedings. The General Partner and their counsel feel that the institution will not prevail. The General Partner has removed the Operating General Partner and his affiliated management agent, and is moving to protect the Partnership's limited partnership interest. The partnership is in arrears on real estate taxes and the new Operating General Partner is in the process of arranging a payment plan.

    Series 5.
    --------- As of December 31, 1995 and 1994, the average Qualified Occupancy for the series was 99.6% and 100%, respectively. The series had a total of five properties at December 31, 1995, four of which were at 100% Qualified Occupancy.

    For the nine months being reported the series reflects a net loss from the Operating Partnerships of $208,517. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect a net loss of $45,540.

    Annadale Housing Partners has reported net losses due to operational issues associated with the property. The partnership has begun to stabilize since the completion of rehabilitation and the emergence from bankruptcy. Occupancy has steadily improved and the Operating General Partner, Annadale Housing Corporation, anticipates full stabilization by the second quarter of 1996.

    Series 6.
    --------- As of December 31, 1995 and 1994, the average Qualified Occupancy for the series was 99.5% for both years. The series had a total of 15 properties at December 31, 1995, of which 14 were at 100% Qualified Occupancy.

    For the nine months being reported the series reflects a net loss from the Operating Partnerships of $511,397. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $445,026.

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



                                BOSTON CAPITAL TAX CREDIT
                                FUND LIMITED PARTNERSHIP



                           By:  Boston Capital Associates Limited
                                Partnership, General Partner



                           By:  C&M Associates, d/b/a
                                Boston Capital Associates



Date:  February 14, 1996   By:  /s/JOHN P. MANNING
                                 ---------------------------
                                John P. Manning, Partner
                                Partner & Principal Financial
                                Officer

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


                                BOSTON CAPITAL TAX CREDIT
                                FUND LIMITED PARTNERSHIP



                           By:  Boston Capital Associates Limited
                                Partnership



                           By:  C&M Associates, d/b/a
                                Boston Capital Associates



Date:  February 14, 1996   By:
                                 ------------------------------
                                 John P. Manning, Partner
                                 Partner & Principal Financial
                                 Officer