Form 10-K405
period 1996-03-31
BOSTON CAPITAL TAX CREDIT FUND LTD PARTNERSHIP
filed 1996-07-03
CIK 835095

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the fiscal year ended  March 31, 1996  or
                                  --------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from         to
                                     --------    --------
Commission file number  0-17679
                       ---------
          Boston Capital Tax Credit Fund Limited Partnership
- ------------------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)

           Massachusetts                              04-3006542
- -----------------------------------        -----------------------------------
     (State or other jurisdiction                 (I.R.S. Employer
    incorporation or organization)                Identification No.)

 One Boston Place, Suite 2100 Boston, MA                    02108-4406
- ---------------------------------------------          -----------------------
(Address of principal executive                              (Zip Code)
offices)

Partnership's telephone number, including area code (617)624-8900
                                                    -------------
Securities registered pursuant to Section 12(b) of the Act:
                                              Name of each exchange
      Title of each class                      on which registered
      -------------------                     ---------------------
            None                                           None
- ------------------------------                --------------------------------
Securities registered pursuant to Section 12(g) of the Act:

                  Beneficial Assignee Certificates
- ------------------------------------------------------------------------------
                          (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   X    NO
    -----     -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                                           __
                                                                          |XX|


                     DOCUMENTS INCORPORATED BY REFERENCE
                     -----------------------------------
The following documents of the Partnership are incorporated by reference:

    Form 10-K
      Parts                        Document
    ---------                      --------
    Parts I, III                   October 14, 1988 Prospectus, as
                                   supplemented

              BOSTON CAPITAL TAX CREDIT FUND LIMITED PARTNERSHIP
                           Form 10-K ANNUAL REPORT
                      FOR THE YEAR ENDED MARCH 31, 1996

                              TABLE OF CONTENTS


                                    PART I



Item 1.   Business
Item 2.   Properties
Item 3.   Legal Proceedings
Item 4.   Submission of Matters to a Vote
             of Security Holders

                                   PART II

Item 5.   Market for the Partnership's Limited
             Partnership Interests and Related
             Partnership Matters
Item 6.   Selected Financial Data
Item 7.   Management's Discussion and Analysis of
             Financial Condition and Results
             of Operations
Item 8.   Financial Statements and Supplementary
             Data
Item 9.   Changes in and Disagreements with
             Accountants on Accounting and
             Financial Disclosure

                                   PART III

Item 10.  Directors and Executive Officers
             of the Partnership
Item 11.  Executive Compensation
Item 12.  Security Ownership of Certain Beneficial
             Owners and Management
Item 13.  Certain Relationships and Related
             Transactions
                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K

             Signatures
                                    PART I

Item 1. Business

Organization
- ------------
   Boston Capital Tax Credit Fund Limited Partnership (the "Partnership") is a limited partnership formed under the Delaware Revised Uniform Limited Partnership Act as of June 1, 1988. The General Partner of the Partnership is Boston Capital Associates Limited Partnership, a Delaware limited partnership. Boston Capital Associates, a Massachusetts general partnership, whose only two partners are Herbert F. Collins and John P. Manning, the principals of Boston Capital Partners, Inc., is the sole general partner of the General Partner. The limited partner of the General Partner is Capital Investment Holdings, a general partnership whose partners are certain officers and employees of Boston Capital Partners, Inc., and its affiliates. The Assignor Limited Partner is BCTC Assignor Corp., a Delaware corporation which is wholly-owned by Herbert F. Collins and John P. Manning.

   The Assignor Limited Partner was formed for the purpose of serving in that capacity for the Partnership and will not engage in any other business. Units of beneficial interest in the Limited Partnership Interest of the Assignor Limited Partner were assigned by the Assignor Limited Partner by means of beneficial assignee certificates ("BACs") to investors and investors are entitled to all the rights and economic benefits of a Limited Partner of the Partnership including rights to a percentage of the income, gains, losses, deductions, credits and distributions of the Partnership.

   A Registration Statement on Form S-11 and the related prospectus, as supplemented (the "Prospectus") was filed with the Securities and Exchange Commission and became effective August 29, 1988 in connection with a public offering ("Offering") of Series 1 through 6. The Partnership raised $97,746,940 representing a total of 9,800,600 BACs. The offering of BACs in all series ended on September 29, 1989.

Description of Business
- -----------------------
   The Partnership's principal business is to invest as a limited partner in other limited partnerships (the "Operating Partnerships"), each of which was to own or lease and operate an Apartment Complex exclusively or partially for low- and moderate-income tenants. Each Operating Partnership in which the Partnership has invested owns an Apartment Complex which is completed, newly-constructed, or newly-rehabilitated. Each Apartment Complex qualified for the low-income housing tax credit under Section 42 of the Code (the "Federal Housing Tax Credit"), thereby providing tax benefits over a period of ten years in the form of tax credits which investors may use to offset income, subject to certain strict limitations, from other sources. Certain of the Apartment Complexes also qualified for the historic rehabilitation tax credit under Section 48 of the Code (the "Rehabilitation Tax Credit"). The Federal Housing Tax Credit and the Government Assistance programs are described on pages 53 to 73 of the Prospectus under the caption "Government Assistance

Programs," which is incorporated herein by reference. Section 236 (f) (ii) of the National Housing Act, as amended, in Section 101 of the Housing and Urban Development Act of 1965, as amended, each provide for the making by HUD of rent supplement payments to low income tenants in properties which receive other forms of federal assistance such as Tax Credits. The payments for each tenant, which are made directly to the owner of their property, generally are in such amounts as to enable the tenant to pay rent equal to 30% of the adjusted family income. Some of the Apartment Complexes in which the Partnership has invested are receiving such rent supplements from HUD. HUD has been in the process of converting rent supplement assistance to assistance paid not to the owner of the Apartment Complex, but directly to the individuals. At this time, the Partnership is unable to predict whether Congress will continue rent supplement programs payable directly to owners of the Apartment Complex.

     At March 31, 1996, the Partnership had limited partnership equity interests in one hundred five operating partnerships which own operating apartment complexes as follows: nineteen in Series 1; eight in Series 2; thirty-three in Series 3; twenty-five in Series 4; five in Series 5; and fifteen in Series 6. A description of these Operating Partnerships is set forth in Item 2 herein.

   The business objectives of the Partnership are to:

   (1)  preserve and protect the Partnership's capital;

   (2) provide current tax benefits to Investors in the form of (a) Federal Housing Tax Credits and Rehabilitation Tax Credits, which an Investor may apply, subject to certain strict limitations, against his federal income tax liability form active, portfolio and passive income, and (b) passive losses which an Investor may apply to offset his passive income (if any);

   (3) Provide capital appreciation through increases in value of the Partnership's investments and, to the extent applicable, equity buildup through periodic payments on the mortgage indebtedness with respect to the Apartment Complexes;

   (5) provide cash distributions (except with respect to the Partnership's investment in certain Non-Profit Operating Partnerships) from a Capital Transaction as to the Partnership. The Operating Partnerships intend to hold the Apartment Complexes for appreciation in value. The Operating Partnerships may sell the Apartment Complexes after a period of time if financial conditions in the future make such sales desirable and if such sales are permitted by government restrictions.

   The business objectives and investment policies of the Partnership are described more fully on pages 44 to 52 of the Prospectus under the caption "Business Objectives and Investment Policies," which is incorporated herein by reference.

Employees
- ---------
   The Partnership does not have any employees. Services are performed by the General Partner and its affiliates and agents retained by them.


Item 2. Properties

   The Partnership has acquired a limited partnership interest in each of the one hundred five Operating Partnerships identified in the following tables. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy". Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus, as supplemented, or applicable Report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

   Please refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a more detailed discussion of operational difficulties experienced by certain of the Operating Partnerships.

        Boston Capital Tax Credit Fund Limited Partnership - Series 1

                    PROPERTY PROFILES AS OF MARCH 31, 1996

                                  Mortgage
                                   Balance                  Qualified Capital
Property                            As of    Construction   Occupancy Contrib-
Name             Location    Units 12/31/95    Completion    3/31/96    uted
- ------------------------------------------------------------------------------
Apple Hill    West Neton,     44  $1,491,257      1/88        100%   $ 317,660
Apartments       NC

Bolivar Manor Bolivar,        24     882,270     11/88         91%     180,498
Apartments       NY

Briarwood     Vero Beach,     44   1,485,031      8/89        100%     386,368
Apartments       FL

Broadway      Kingston,      122   5,184,279      6/89        100%     952,500
East             NY

Country       Coldwater,      32     939,945      7/89        100%     202,610
Knoll            MI

Country       Warwick,        64   3,188,594      4/89        100%     845,000
Village Apts     NY

Elk Rapids II Elk Rapids,     24     741,528      2/89        100%     161,078
Apartments       MI

Green Acres   Yulee,          47   1,486,133      8/89        100%     394,500
Apartments       FL

Inglewood     St. Cloud,      50   1,493,435     11/88        100%     394,400
Meadows          FL

Minnehaha     St. Paul,       24   1,143,460     11/88        100%     631,138
Court Apts.      MN

Moss Creek    Wewahitchka,    23     714,831      6/88        100%     207,592
Apartments       FL

River Park    Rochester,     402   8,474,772     12/88         98%   2,315,400
Commons          NY

Sunset West   Conneaut,       40   1,177,064      4/88        100%     250,701
Apartments       OH

Unity Park    Niagara Falls, 198   6,410,433     12/90        100%     600,000
Phase II         NY

Villas of     Geneva,         40   1,192,199      8/88        100%     254,967
Geneva          OH

        Boston Capital Tax Credit Fund Limited Partnership - Series 1

                    PROPERTY PROFILES AS OF MARCH 31, 1996

Continued
- ---------
                                  Mortgage
                                   Balance                  Qualified Capital
Property                            As of    Construction   Occupancy Contrib-
Name             Location    Units 12/31/95    Completion    3/31/96    uted
- ------------------------------------------------------------------------------
Virginia
Circle        St. Paul,       16   $ 670,532      6/88        100%    $395,000
Townhomes       MN

Westchase     Three Rivers,   32     967,769      7/89        100%     202,610
Apartments      MI

Wood Creek    Saulte St.      32     968,216      7/89        100%     213,390
Manor           Marie, MI

Woodland      St. Cloud,      50   1,493,429     11/88        100%     394,500
Terrace         FL

        Boston Capital Tax Credit Fund Limited Partnership - Series 2

                    PROPERTY PROFILES AS OF MARCH 31, 1996


                                  Mortgage
                                  Balance                 Qualified  Capital
Property                           As of    Construction   Occupancy Contrib-
Name         Location     Units   12/31/95     Completion    3/31/96   uted
- ------------------------------------------------------------------------------
Annadale     Fresno,       222  $6,762,134      6/90         98%   $1,736,542
Apartments      CA

Calexico     Calexico,      36   1,578,989      4/90        100%      464,896
Village Apts.   CA

Glenhaven    Merced,        15     504,865     12/89        100%      490,000
Park III        CA

Glenhave     Merced,        12     412,907      6/90        100%      395,300
Park            CA

Heber II
Village      Heber,         24   1,101,116      4/89        100%      345,000
Apts.           CA

Redondo      Westmorland,   32   1,445,547      7/90        100%      580,000
Apts. II        CA

Redwood      McKinleyville, 48   1,782,727     12/89        100%      688,572
Creek Apts.     CA

Thunderbird  Mecca,         54   2,611,575      7/90        100%    1,012,157
Apartments      CA

        Boston Capital Tax Credit Fund Limited Partnership - Series 3

                    PROPERTY PROFILES AS OF MARCH 31, 1996


                                  Mortgage
                                   Balance                  Qualified Capital
Property                            As of    Construction   Occupancy Contrib-
Name           Location   Units   12/31/95     Completion    3/31/96    uted
- ------------------------------------------------------------------------------
The 128
Park Street     Dorchester,  17   $  518,999     7/88         100%    $340,000
Lodging House    MA

Ashley Senior   Ashland,     62    1,787,443     5/89         100%     495,500
Center Apts.     OR

Belfast         Belfast,     24    1,092,556     5/89         100%     245,000
Birches          ME

The Bowditch    Jamaica Plain,
School           MA          47    1,645,676    12/89         100%     883,623
Lodging House

Carriage Gate   Palatka,     49    1,480,026    11/89         100%     385,000
Apartments       FL

Central         Cincinnati, 225    2,800,000    12/89         100%   4,482,818
Parkway Towers   OH

Colony Court    Eustis,      46    1,496,709     6/89         100%     384,200
Apartments       FL

Crane Street    Littleton,   33    1,485,034    12/88         100%     293,000
Court            NH

Cruz Bay        St. John,    20    1,492,592     2/89         100%     285,820
Apartments       USVI

Fiddler's Creek Southport,   24      966,443     2/89         100%     200,397
Apartments       NC

Gilmore Court   Jaffrey,     28    1,389,420     6/89          92%     288,660
                 NH

Greenwood       Owosso,      48    1,443,233     8/89         100%     312,090
Apartments       MI

Hidden Cove     W.Pittsburg  88    2,970,654     8/88         100%   1,761,650
Apartments       CA

Hillmont        Lake Park,   42    1,141,639     5/89         100%     265,218
Apartments       GA

        Boston Capital Tax Credit Fund Limited Partnership - Series 3

                    PROPERTY PROFILES AS OF MARCH 31, 1996

Continued
- ---------
                                  Mortgage
                                   Balance                  Qualified Capital
Property                            As of    Construction   Occupancy Contrib-
Name          Location   Units   12/31/95     Completion    3/31/96     uted
- ------------------------------------------------------------------------------
Jackson        Jackson,      28   $1,196,531       7/89       100%  $  225,000
Apartments       WY

Lake North     Lady Lake,    36    1,066,279       1/89       100%     220,780
Apartments       FL

Lakewood Terr  Lakeland,    132    3,989,887       8/89       100%     572,400
Apartments       FL

Lincoln        Salem,        68    2,947,112      12/88       100%     520,000
Apartments       MA

Mann Village   Indianapolis,204    4,947,150       5/89       100%   2,620,620
Apartments       IN

Maplewood      Cloquet,      24      758,966       4/89       100%     150,800
Apartments       MN

Mound Plaza    Moundville,   24      624,595       9/89       100%     129,465
Apartments       AL

Oak Crest      Brainerd,     30      911,828       5/89       100%     168,130
Manor II         MN

Orangewood     Umatilla,     45    1,485,566       9/89       100%     358,350
Villas           FL

Orchard Park   Beaumont,    144    4,000,683       5/89       100%   2,950,000
Apartments       CA

Paige Hall     Minneapolis,  69    2,253,150       4/89       100%     378,538
                 MN

Queens         Philadelphia, 32    1,261,348       1/89       100%     759,500
Court Apts.      PA

Rainbow         Yuma,        81    1,956,775       1/89       100%     702,968
Apartments       AZ

Ripon           Ripon,       24      806,649       7/89       100%     176,260
Apartments       WI

        Boston Capital Tax Credit Fund Limited Partnership - Series 3

                    PROPERTY PROFILES AS OF MARCH 31, 1996


Continued
- ---------
                                  Mortgage
                                   Balance                  Qualified Capital
Property                            As of    Construction   Occupancy Contrib-
Name           Location   Units   12/31/95     Completion    3/31/96    uted
- ------------------------------------------------------------------------------
Sun Village   Groveland,     34   $1,056,200       5/88       100%    $211,880
Apartments       FL

Taylor West
Terrace       W. Pittsburgh, 30    1,059,413      11/88       100%     227,103
Apartments       PA

The Grove     Vidalia,       54    1,488,462       5/89       100%     345,621
Apartments       GA

Trinidad      Trinidad,      24      922,406       6/89       100%     202,000
Apartments       CO

Vassar        Vassar,        32      924,268      11/89       100%     189,596
Apartments       MI

        Boston Capital Tax Credit Fund Limited Partnership - Series 4

                    PROPERTY PROFILES AS OF MARCH 31, 1996



                                  Mortgage
                                   Balance                  Qualified Capital
Property                            As of     Construction  Occupancy Contrib-
Name           Location   Units   12/31/95     Completion    3/31/96    uted
- ------------------------------------------------------------------------------
Amory Square  Windsor,      74  $  2,216,041     9/89         100%  $1,644,338
Apartments     VT

Auburn Trace  Delray Beach,256    10,087,298     1/90         100%   2,849,298
               FL

Ault          Ault,         16       457,100     7/89         100%      92,232
Apartments     CO

Berkshire     Wichita,      90     2,124,955     9/89         100%   1,829,104
Apartments     KS

Bowditch
School        Jamaica Plain,47     1,645,676    12/89         100%     619,300
Lodging House  MA

Burlwood      Cripple       10       230,963     8/89         100%      45,600
Apartments     Creek, CO

Cambria       Cambria,      24     1,034,192     7/89         100%     367,600
Commons        NY

Central
Parkway       Cincinnati,  225     2,800,000    12/89         100%     944,322
Towers         OH

Clearview     Monte Vista,  24       759,478    11/89         100%     166,400
Apartments     CO

Fuller        St. Paul,      9       515,902     1/89         100%     254,671
Townhomes      MN

Glenhaven     Merced,       15       510,973     6/89         100%     415,000
Park II        CA

Greenwood     Quincy,       36     1,084,087     9/89         100%     282,000
Terrace        FL

Highland      Topeka,       22       403,620    12/88         100%     354,067
Village        KS
Duplexes

        Boston Capital Tax Credit Fund Limited Partnership - Series 4

                    PROPERTY PROFILES AS OF MARCH 31, 1996

Continued
- ---------

                                  Mortgage
                                   Balance                  Qualified Capital
Property                            As of     Construction  Occupancy Contrib-
Name           Location   Units   12/31/95     Completion    3/31/96    uted
- ------------------------------------------------------------------------------
Jefferson Pl  Monticello,   38   $ 1,109,896      12/89       100%  $  294,150
Apartments     FL

Landmark      Chesapeake,  120     1,831,606       5/89       100%   1,470,835
Apartments     VA

Meadowcrest   Southfield,   83     2,914,423      10/90       100%   1,055,404
Apartments     MI

Montana Ave.  St. Paul,     13       671,278      11/89       100%     430,167
Townhomes      MN

New Grand    Salt Lake      80     4,022,196       3/90       100%   2,823,370
Hotel          City,UT

Numero Uno   Milliken,      28       780,668       8/89       100%     135,000
Apartments     CO

Rosenberg    Santa Rosa,    77     8,492,153       1/92       100%     844,300
Hotel          CA

Shockoe Hill Richmond,      64     1,913,776       9/89       100%   1,110,590
Apartments II  VA

Sunnyview    Salem,         60     2,232,823       9/89       100%     775,000
Apartments     OR

Thompson     Indianapolis, 240     5,058,674      12/89       100%   2,098,660
Village Apts.  IN

Unity Park   Niagara Falls,198     9,119,890      12/90       100%   1,470,300
Phase II       NY

Van Dyke     Sanger,        16       678,810      11/89       100%     474,360
Estates        CA
XVI - A

        Boston Capital Tax Credit Fund Limited Partnership - Series 5

                    PROPERTY PROFILES AS OF MARCH 31, 1996


                                  Mortgage
                                   Balance                  Qualified Capital
Property                            As of    Construction   Occupancy Contrib-
Name           Location   Units   12/31/95     Completion    3/31/96    uted
- ------------------------------------------------------------------------------
Annadale         Fresno,    222   $6,762,134      6/90         98%  $1,161,810
Apartments        CA

Calexico Village Calexico,   36    1,578,989      4/90        100%     128,174
Apartments        CA

Glenhaven        Merced,     15      718,930      6/89        100%     356,480
Estates           CA

Heather Ridge    Redding,    56    1,256,834      9/89        100%   1,182,030
Apartments        CA

Point Arena      Point Arena,25    1,208,629      2/90        100%     444,830
Village           CA

        Boston Capital Tax Credit Fund Limited Partnership - Series 6

                    PROPERTY PROFILES AS OF MARCH 31, 1996

                                  Mortgage
                                   Balance                  Qualified Capital
Property                            As of    Construction   Occupancy Contrib-
Name           Location   Units   12/31/95     Completion    3/31/96    uted
- ------------------------------------------------------------------------------
Auburn Trace   Delray Beach, 256   $10,087,298    1/90       100%   $1,971,457
                 FL

Briarwood      Cameron,       24       572,302    9/88       100%      137,367
Estates          MO

Columbia       Richland,     138     5,102,553    2/90       100%    1,607,375
Park Apts.       WA

Eldon Estates  Eldon,         24       558,101    7/88       100%      139,221
                 MO

Forty West     Holland,      120     2,218,076    2/90       100%    1,431,562
Apartments       MI

Hacienda Villa Firebaugh,    120     3,980,713    1/90       100%    1,460,316
Apartments       CA

Hillandale     Lithonia,     132     3,207,981    1/90       100%    1,444,800
Commons          GA

Kearney        Kearney,       16       365,022    3/88       100%       99,334
Properties II    MO

Los Pueblos    Socorro,       32     1,256,606    5/88       100%      414,851
Apartments       NM

Pleasant Hill  Pleasant Hill, 24       562,722   12/88       100%      141,624
                 MO

Rosenberg      Santa Rosa,    77     8,492,153    1/92       100%      555,700
Apartments       CA

Sherburne      Sherburne,     29     1,317,585   10/89        93%      578,409
Senior Housing   NY

Springridge    Warrensburg,   24       573,188    2/88       100%      162,393
III              MO

Tall Pines     Charlestown,   32     1,441,864   11/89       100%      302,491
Apartments       NH

Woodcliff      Ishpeming,     24       721,266   11/89       100%      192,996
Apartments       MI

Item 3.      Legal Proceedings

             None.

Item 4.      Submission of Matters to a Vote of Security Holders

             None.

                                   PART II
                                   -------
Item 5. Market for the Partnership's Limited Partnership Interests and Related Partnership Matters

             (a)    Market Information

                    The Partnership is classified as a limited partnership and thus has no common stock. There is no established public trading market for the BACs and it is not anticipated that any public market will develop.

             (b)    Approximate number of security holders.

                    As of March 31, 1996, the Partnership has 7,371 registered
             BAC Holders for an aggregate of 9,800,600 BACs which were offered a subscription price of $10 per BAC.

                    The BACs were issued in series.  Series 1 had 1,018
             investors holding 1,299,900 BACs; Series 2 had 725 investors holding 830,300 BACs; Series 3 had 2,326 investors holding 2,882,200 BACs; Series 4 had 2,075 investors holding 2,995,300 BACs; Series 5 had 397 investors holding 489,900 BACs; and Series 6 had 830 investors holding 1,303,000 BACs.

             (c)    Dividend history and restriction.

                    The Partnership has made no distributions of Net Cash Flow to its BAC Holders from its inception, June 1, 1988 through March 31, 1996.

                    The Partnership made a return of equity distribution to
             the Limited Partners in the amount of $350,003 during the year ended March 31, 1992. The distribution was the result of certain Operating Partnerships not achieving their projected tax credits.

                    The Partnership Agreement provides that Profits, Losses
             and Credits will be allocated each month to the holder of record of a BAC as of the last day of such month. Allocation of Profits, and Credits among BAC Holders will be made in proportion to the number of BACs held by each BAC Holder.

                    Any distributions of Net Cash Flow or Liquidation, Sale or
             Refinancing Proceeds will be made within 180 days of the end of the annual period to which they relate. Distributions will be made to the holders of record of a BAC as of the last day of each month in the ratio which (i) the BACs held by such Person on the last day of the calendar month bears to (ii) the aggregate number of BACs outstanding on the last day of such month.

                    Partnership allocations and distributions are described on pages 99 to 103 of the Prospectus, as supplemented, which are incorporated herein by reference.

Item 6.      Selected Financial Data

             The information set forth below presents selected financial data of the Partnership for each of the five years in the period ended March
31, 1996. Additional detailed financial information is set forth in the audited financial statements listed in Item 14 hereof.


                     March 31,   March 31,   March 31,   March 31,   March 31,
                       1996        1995        1994        1993        1992
                     --------    --------    --------    --------    --------
Operations
- ----------

Interest Inc   $      8,821 $    11,022 $    32,652 $     79,016 $    188,235
Other Income          1,557       6,921      72,994       83,668      107,225
Share of Loss
 of operating
 Partnerships   ( 5,141,108) (6,602,292) (7,443,042) ( 7,135,491) (10,036,269)
Operating Exp.  ( 1,066,179) (1,229,300) (1,405,305) ( 1,510,149) ( 1,570,918)
                 ----------  ----------   ---------   ----------    ---------
Net Loss       $( 6,196,909)$(7,813,649)$(8,742,701)$( 8,482,956)$(11,311,727)
                 ==========  ==========   =========   ==========   ==========
Net Loss
 per BAC       $       (.63)$      (.78)$      (.88)$      ( .86)$      (1.14)
                ===========  ==========   =========   ==========   ==========

Balance Sheet
- -------------
Total Assets   $ 28,194,596 $33,412,311 $40,271,022 $ 49,283,844 $ 57,677,985
                ===========  ==========  ==========   ==========   ==========
Total Liab.    $  3,696,067 $ 2,716,873 $ 1,761,935 $  1,986,530 $  1,897,715
Partners'       ===========  ==========  ==========   ==========   ==========
 Equity        $ 24,498,529 $30,695,438 $38,509,087 $ 47,297,314 $ 55,780,270
                ===========  ==========  ==========   ==========   ==========
Other Data

Tax Credits per BAC for
the Investors Tax Year,
the twelve months ended
December 31, 1995, 1994
1993, 1992 and 1991*
               $       1.24 $     1.25  $      1.27 $       1.44 $       1.27
                ===========  =========   ==========   ==========   ==========

*Credit per BAC is a weighted average of all the Series. Since each Series has invested as a limited partner in different Operating Partnerships the Credit per BAC will vary slightly. For more detailed information refer to
Item 7. Results of Operations.

Item 7.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations

Liquidity
- ---------
      The Partnership's primary source of funds was the proceeds of its public offering. Other sources of liquidity include (i) interest earned on capital contributions held pending investment or held for working capital reserves and
(ii) cash distributions from operations of the Operating Partnerships in which the Partnership has invested. These sources of liquidity are available to meet the obligations of the Partnership. The Partnership is currently accruing the annual partnership management fees, which allows each series the ability to pay non-affiliated third party obligations. During the fiscal year ended March 31, 1996 the Partnership accrued $914,708 in annual partnership management fees. As of March 31, 1996, total partnership management fees accrued were $3,581,350. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Partnership receives sales or refinancing proceeds from Operating Partnerships which will be used to satisfy such liabilities. The Partnership anticipates that there will be sufficient cash to meet future third party obligations. The Partnership does not anticipate significant cash distributions in the long or short term from operations of the Operating Partnerships.

Capital Resources
- -----------------
      The Partnership offered BACs in a public offering declared effective by the Securities and Exchange Commission on August 29, 1988. The Partnership received and accepted subscriptions for $97,746,940 representing 9,800,600 BACs from investors admitted as BAC Holders in Series 1 through Series 6 of the Partnership.

      Offers and sales of BACs in Series 1 through Series 6 of the Partnership were completed and the last of the BACs in Series 6 were issued by the Partnership on September 29, 1989.

      (Series 1). The Partnership received and accepted subscriptions for $12,999,000, representing 1,299,900 BACs from investors admitted as BAC Holders in Series 1. Offers and sales of BACs in Series 1 were completed and the last of the BACs in Series 1 were issued on December 14, 1988.

      As of March 31, 1996, the net proceeds from the offer and sale of BACs in Series 1 had been used to invest in a total of 19 Operating Partnerships in an aggregate amount of $9,407,952, and the Partnership had completed payment of all installments of its capital contributions. Series 1 net offering proceeds in the amount of $52,334 remains in Working Capital.

      (Series 2). The Partnership received and accepted subscriptions for $8,303,000, representing 830,300 BACs from investors admitted as BAC Holders in Series 2. Proceeds from the sale of BACs in Series 2 were invested in Operating Partnerships owning apartment complexes located in California only, which generate both California and Federal Housing Tax Credits. Offers and sales of BACs in Series 2 were completed and the last of the BACs in Series 2 were issued by the Partnership on March 30, 1989.

      As of March 31, 1996, the net proceeds of the offer and sale of BACs in Series 2 had been used to invest in a total of 8 Operating Partnerships in an aggregate amount of $6,498,176, and the Partnership had completed payment of all installments of its capital contributions. Series 2 net offering proceeds in the amount of $1,262 remains in Working Capital.

      (Series 3). The Partnership received and accepted subscriptions for $28,822,000, representing 2,882,200 BACs from investors admitted as BAC Holders in Series 3. Offers and sales of BACs in Series 3 were completed and the last of the BACs in Series 3 were issued by the Partnership on March 14, 1989.

       As of March 31, 1996, the net proceeds from the offer and sale of BACs in Series 3 had been used to invest in a total of 33 Operating Partnerships in an aggregate amount of $21,738,797, and the Partnership had completed payment of all installments of its capital contributions to all of its Operating Partnerships. Series 3 net offering proceeds in the amount of $5,460 remains in Working Capital.

      (Series 4). The Partnership commenced offering BACs in Series 4 on March 27, 1989. The Partnership received and accepted subscriptions for 29,788,160, representing 2,995,300 BACs from investors admitted as BAC Holders in Series 4. Offers and sales of BACs in Series 4 were completed and the last of the BACs in Series 4 were issued by the Partnership on July 7, 1989.

      As of March 31, 1996, the net proceeds from the offer and sale of BACs in Series 4 had been used to invest in a total of 25 Operating Partnerships in an aggregate amount of $22,934,082, and the Partnership had completed payment of all installments of its capital contributions to all of its Operating Partnerships. Series 4 net offering proceeds in the amount of $25,928 remains in Working Capital.

      (Series 5). The Partnership commenced offering BACs in Series 5 on June 19, 1989. The Partnership received and accepted subscriptions for $4,899,000, representing 489,900 BACs from investors admitted as BAC Holders in Series 5. Proceeds from the sale of BACs in Series 5 were invested in Operating Partnerships owning apartment complexes located in California only, which generate both California and Federal Housing Tax Credits. Offers and sales of BACs in Series 5 were completed and the last of the BACs in Series 5 were issued by the Partnership on August 22, 1989.

      As of March 31, 1996, the net proceeds of the offer and sale of BACs in Series 5 had been used to invest in a total of 5 Operating Partnerships in an aggregate amount of $3,431,044, and the Partnership had completed payment of all installments of its capital contributions. Series 5 net offering proceeds in the amount of $156,816 remains in Working Capital.

      (Series 6). The Partnership commenced offering BACs in Series 6 on July 18, 1989. The Partnership received and accepted subscriptions for $12,935,780, representing 1,303,000 BACs from investors admitted as BAC Holders in Series 6. Offers and sales of BACs in Series 6 were completed and the last of the BACs in Series 6 were issued by the Partnership on September 29, 1989.

      As of March 31, 1996 the net proceeds from the offer and sale of BACs in Series 6 had been used to invest in a total of 15 Operating Partnerships in an aggregate amount of $10,652,631, and the Partnership had completed payment of all installments of its capital contributions to all of its Operating Partnerships. Series 6 net offering proceeds in the amount of $39,131 remains in Working Capital.

Results of Operations
- ---------------------
      The Partnership incurs an annual partnership management fee payable to the General Partner and/or its affiliates in an amount equal to 0.375% of the aggregate cost of the Apartment Complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid or payable by the Operating Partnerships. The annual partnership management fee incurred for the fiscal years ended March 31, 1996 and 1995 was $888,714 and $909,333, respectively, an amount which is anticipated to be lower for subsequent fiscal years as more of the Operating Partnerships begin to accrue and pay annual partnership management and reporting fees. During the fiscal years ended March 31, 1996 and 1995, the Partnership received $65,294 and $45,375, respectively, in reporting fees from the Operating Partnerships.

      The Partnership's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested. The Partnership's investments in Operating Partnerships have been made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

      (Series 1). As of March 31, 1996 and 1995, the Qualified Occupancy for the Series was 99.4% and 99.4%, respectively. The Series had a total of 19 properties at March 31, 1996. Out of the total, 17 were at 100% qualified occupancy.

      For the years ended December 31, 1995 and 1994 Series 1 reflects a net loss from Operating Partnerships of $720,063 and $1,265,332, respectively, adjusted for depreciation which is a non-cash item. The decrease in loss between 1994 and 1995 is due to an auditor's adjustment for an incorrectly recorded interest reduction subsidy on Unity Park Associates. The adjustment was for the four plus years ended December 31, 1994. Substantially all of the net loss for both years is attributable to accrued mortgage interest not payable currently by Genesee Commons Associates, Kingston Property Associates,
and Unity Park Associates.   The mortgages owed by these Operating
Partnerships are held by a quasi-governmental state agency. The mortgages provide for the partial payment of interest based on cash flow from operations. Any unpaid balance is being accrued and will be paid from future cash flow, or at maturity. The General Partners feel that continual interest accruals could adversely affect the residual value of these three properties. In 1995, Unity Park Associates and Genesee Commons Associates secured additional funds which were incorporated into the current loan balance. These funds were used for structural repairs and upgrades which the General Partner feels will increase the Operating Partnerships' future residual values. The General Partners of both the Operating and Investment Partnerships are reviewing further steps that can be taken to improve operations and increase residual value thus minimizing any potential long-term negative impact. The Operating General Partners have funded the majority of the balance of the net loss.

      For the tax years ended December 31, 1995 and 1994, the Series, in total, generated $1,902,699 and $2,148,482, respectively, in passive income tax losses that were passed through to the investors, and also provided $1.40 per year for 1995 and 1994 in tax credits per BAC to the investors.

      (Series 2). As of March 31, 1996 and 1995, the Qualified Occupancy for the series was 99.8% and 97.6%, respectively. The Series had a total of 8 properties at March 31, 1996. Out of the total, 7 were at 100% qualified occupancy.

      For the years ended December 31, 1995 and 1994 Series 2 reflects a net loss from Operating Partnerships of $969,800 and $575,338, respectively, adjusted for depreciation which is a non-cash item. Annadale Housing Partners has reported net losses due to operational issues associated with the property. The partnership has begun to stabilize since the completion of rehabilitation. Occupancy has steadily improved and the Operating General Partner, Annadale Housing Corporation, anticipates full stabilization by the second quarter of 1996.

      For the tax years ended December 31, 1995 and 1994, the Series, in total, generated $624,618 and $628,438, respectively, in passive income tax losses that were passed through to the investors, and also provided $1.04 per year for 1995 and 1994 in tax credits per BAC to the investors.

      (Series 3). As of March 31, 1996 and 1995, the Qualified Occupancy for the Series was 99.8% and 99.6%, respectively. The Series had a total of 33 properties at March 31, 1996. Out of the total, 32 were at 100% qualified occupancy.

      For the years ended December 31, 1995 and 1994 Series 3 reflects a net loss from Operating Partnerships of $257,966 and $624,870, respectively, adjusted for depreciation which is a non-cash item.

      The General Partner is closely monitoring the operations of Hidden Cove Associates and Lincoln Hotel Associates in an effort to improve the overall results of operations of the series.

     Hidden Cove Associates, which had been experiencing fluctuating vacancies, is stabilizing through effective tenant screening and management. The operating general partner is in the process of replacing the management agency and implementing a capital improvement program.

     Lincoln Hotel Associates has negotiated a debt restructure in order to improve future operating results. The original Operating General Partners have been removed and replaced by an Operating General Partner who is not affiliated with the original Operating General Partners.

      For the tax years ended December 31, 1995 and 1994, the Series, in total, generated $2,973,777 and $2,494,468, respectively, in passive income tax losses that were passed through to the investors, and also provided $1.27 and $1.28, respectively, in tax credits per BAC to the investors.

      (Series 4). As of March 31, 1996 and 1995, the Qualified Occupancy for the series was 100% and 99.9%, respectively. The Series had a total of 25 properties at March 31, 1996, which were all at 100% qualified occupancy.

      For the years ended December 31, 1995 and 1994 Series 4 reflects a net loss from Operating Partnerships of $576,979 and $1,628,978 respectively, adjusted for depreciation which is a non-cash item. The decrease in loss between 1994 and 1995 is due to an auditor's adjustment for an incorrectly recorded interest reduction subsidy on Unity Park Associates. The adjustment was for the four plus years ended December 31, 1994. Unity Park Associates reflects a net loss which is attributable to accrued mortgage interest which is not payable currently under the terms of its mortgage. The mortgage owed by this Operating Partnership is held by a quasi-governmental state agency. The mortgage provides for the partial payment of interest based on cash flow from operations. Any unpaid balance is being accrued and will be paid from future cash flow, or at maturity. The General Partner feels that continual interest accruals could adversely affect the residual value of the property. In 1995, Unity Park Associates secured additional funds which were incorporated into the current loan balance. These funds were used for structural repairs and upgrades which the General Partner feels will increase the future residual value. The Operating General Partners and the General Partner are reviewing further steps that can be taken to improve operations and increase residual value to minimize any potential long-term negative impact. The Operating General Partners have funded the majority of the balance of the net loss.

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

      For the tax years ended December 31, 1995 and 1994, the Series, in total, generated $2,380,747 and $2,736,085, respectively, in passive income tax losses that were passed through to the investors, and also provided $1.22 per year for 1995 and 1994 in tax credits per BAC to the investors.

      (Series 5). As of March 31, 1996 and 1995, the Qualified Occupancy for the Series was 99.6% and 99%, respectively. The Series had a total of 5 properties at March 31, 1996. Out of the total, 4 were at 100% qualified occupancy.

      For the years ended December 31, 1995 and 1994 Series 5 reflects a net loss of $967,296 and $600,790, respectively, from Operating Partnerships, adjusted for depreciation which is a non-cash item. Annadale Housing Partners has reported net losses due to operational issues associated with the property. The partnership has begun to stabilize since the completion of rehabilitation. Occupancy has steadily improved and the Operating General Partner, Annadale Housing Corporation, anticipates full stabilization by the second quarter of 1996.

      For the tax years ended December 31, 1995 and 1994, the Series, in total, generated $275,128 and $351,277, respectively, in passive income tax losses that were passed through to the investors, and also provided $1.06 and $1.05, respectively, in tax credits per BAC to the investors.

      (Series 6). As of March 31, 1996 and 1995, the Qualified Occupancy for the series was 99.5% and 99.4%, respectively. The Series had a total of 15 properties at March 31, 1996. Out of the total, 14 were at 100% qualified occupancy.

      For the years ended December 31, 1995 and 1994 Series 6 reflects a net income from Operating Partnerships of $449,188 and $370,978 respectively, adjusted for depreciation which is a non-cash item. For the tax year ended December 31, 1995 and 1994, the Series, in total, generated $403,133 and $619,686, respectively, in passive income tax losses that were passed through to the investors, and also provided $1.29 per year for 1995 and 1994 in tax credits per BAC to the investors.

Recent Accounting Statements Not Yet Adopted
- --------------------------------------------
      In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." SFAS No. 121 is effective for financial statements issued for fiscal years beginning after December 15, 1995, with earlier application permitted. SFAS No. 121 addresses the accounting for long-lived assets and certain identifiable intangibles to be held and used by an entity to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The partnership will adopt SFAS No. 121 on April 1, 1996, as required. Adopting SFAS No. 121 is not expected to have a significant effect on the partnership's financial statements.

Item 8.      Financial Statements and Supplementary Data

      The information required by this item is contained in Part IV, Item 14 of this Annual Report on Form 10-K.



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

             None.

                            PART III
                            --------

Item 10.     Directors and Executive Officers of the Partnership

      (a), (b), (c), (d) and (e)

      The Partnership has no directors or executives officers of its own. The following biographical information is presented for the partners of the General Partners and affiliates of those partners (including Boston Capital Partners, Inc. ("Boston Capital")) with principal responsibility for the Partnership's affairs.

Herbert F. Collins, age 65, is co-founder and Chairman of the Board of Boston Capital Partners, Inc. During 1990 and 1991 he served as Chairman of the Board of Directors for the Federal Home Loan Bank of Boston, a 314-member, $12-billion central bank in New England which is part of the Federal Home Loan Bank System. Mr. Collins is co-founder and serves as Chairman-Emeritus of the Council for Rural Housing and Development, a 300-member organization including 14 state associations formed to encourage the development of rural housing nationwide. He serves as Chairman of the Massachusetts Housing Policy Commission, created by the Governor of the Commonwealth of Massachusetts and the Secretary of the Executive Office of Communities & Development, to assess the current status and recommend future housing policy for the Commonwealth. Additionally, he serves as a Member of the Board of Directors, of the Metropolitan Boston Housing Partnership, an organization dedicated to the renewal of housing through rehabilitation and community involvement. He served on the Mitchell-Danforth Task Force, which helped structure the 1990 tax credit legislation. In addition, Mr. Collins is a past director of the National Leased Housing Association, past chairman of the Rural Development Committee, and is a member of the National Rural Housing Council. Currently, Mr. Collins is a Board member of the National Housing Conference. Prior to co-founding Boston Capital, Mr. Collins served as Vice President and Director of Marketing at ECS Corporation and the Advanced Research Corporation, and was the Product Marketing Manager at Raytheon Corporation. Mr. Collins graduated from Harvard College and attended the Advanced Management Program, Harbridge House, Boston.

John P. Manning, age 47, is co-founder, President and Chief Executive Officer of Boston Capital Partners, Inc., and serves as member of the Investment Committee. Mr. Manning is Chairman of the Affordable Housing Tax Credit Coalition and is member of the Board of Directors of the National Leased Housing Association, two Washington, D.C.-based organizations. He also serves on the Board of Advisors for the Housing Development Reporter. He served as a Member of the Massachusetts Housing Policy Commission, Executive Office of Communities & Development, appointed by the Governor of the Commonwealth of Massachusetts. He was named by U.S. Senate Majority Leader George Mitchell to the Mitchell-Danforth Task Force, which helped structure the 1990 tax credit legislation. In similar capacities, Mr. Manning has been asked by the U.S. House Ways and Means Committee and by the U.S. Senate Finance Committee to represent the affordable housing industry as an expert on the efficacy of the low income housing tax credit and its effect on capital markets and the economy. Prior to co-founding Boston Capital in 1974, Mr. Manning was the Eastern Regional Vice President of Western Diversified Equities, a Beverly Hills-based real estate development firm, and was an Investment Manager at the Industrial National Bank in Providence. In 1995, President Clinton appointed Mr. Manning a Member of the Advisory Committee on the Arts (John F. Kennedy Center for the Performing Arts). Mr. Manning graduated from Boston College.

Richard J. DeAgazio, age 51, is Executive Vice President of Boston Capital Partners, Inc., and is President of Boston Capital Services, Inc., Boston Capital's NASD registered broker/dealer. Mr. DeAgazio formally served on the national Board of Governors of the National Association of Securities Dealers
(NASD), was the Vice Chairman of the NASD's District 11 Committee, and serves as Chairman of the NASD's Statutory Disqualification Subcommittee of the National Business Conduct Committee. He also serves on the NASD State Liaison Committee and the Direct Participation Program Committee. He is a founder and past President of the National Real Estate Investment Association, past President of the Real Estate Securities and Syndication Institute (Massachusetts Chapter) and the Real Estate Investment Association. Prior to joining Boston Capital in 1981, Mr. DeAgazio was the Senior Vice President and Director of the Brokerage Division of Dresdner Securities (USA), Inc., an international investment banking firm owned by four major European banks, and was a Vice President of Burgess & Leith/Advest. He has been a member of the Boston Stock Exchange since 1967. He graduated from Northeastern University.

Christopher W. Collins, age 41, is an Executive Vice President and a principal of Boston Capital Partners, Inc., and is responsible for, among other areas, overseeing the investment portfolio of funds sponsored by Boston Capital and the acquisition of real estate investments on behalf of such funds. Mr. Collins has had extensive experience in real estate development activities, having founded and directed the American Development Group, a comprehensive real estate development firm, and has also had extensive experience in the area of acquiring real estate investments. He is on the Board of Directors of the National Multi-Housing Council and a member of the Massachusetts Housing Finance Agency Multi-Family Advisory Committee. He graduated from the University of New Hampshire.

Anthony A. Nickas, age 35, is Senior Vice President and Chief Financial Officer of Boston Capital Partners, Inc. and has over twelve years experience in the accounting and finance fields. Mr. Nickas has supervised the financial aspects of both the Project Development and Property Management Affiliates. Prior to joining Boston Capital in 1987, he was Assistant Director of Accounting and Financial Reporting for the Yankee Companies, Inc., and was an Audit Supervisor for Wolf & Company of Massachusetts, P.C., a regional certified public accounting firm based in Boston. He graduated with honors from Norwich University.


      (f)    Involvement in certain legal proceedings.
             None.

      (g)    Promoters and control persons.
             None.

Item 11.     Executive Compensation

      (a), (b), (c), (d) and (e)

      The Partnership has no officers or directors. However, under the terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Partnership, the Partnership has paid or accrued obligations to the General Partner and its affiliates for the following fees during the 1996 fiscal year:

      1. An annual partnership management fee based on 0.375% of the aggregate cost of all apartment complexes acquired by the Operating Partnerships has been accrued as payable to Boston Capital Communications Limited Partnership. The annual partnership management fees accrued during the year ended March 31, 1996 was $914,708. Accrued fees are payable without interest as sufficient funds become available.


      2. The Partnership has reimbursed an affiliate of the General Partner a total of $29,272 for amounts charged to operations during the year ended March 31, 1996. The reimbursement includes, but may not be limited to postage, printing, travel, and overhead allocations.

Item 12.     Security Ownership of Certain Beneficial Owners and
             Management

      (a)    Security ownership of certain beneficial owners.

      As of March 31, 1996, 9,800,600 BACs had been issued. No person is known to own beneficially in excess of 5% of the outstanding BACs in any series.

      (b)    Security ownership of management.

      The General Partner has a 1% interest in all Profits, Losses, Credits and distributions of the Partnership. The Partnership's response to Item 12(a) is incorporated herein by reference.

      (c)    Changes in control.

      There exists no arrangement known to the Partnership the operation of which may at a subsequent date result in a change in control of the Partnership. There is a provision in the Limited Partnership Agreement which allows, under certain circumstances, the ability to change control.

Item 13.     Certain Relationships and Related Transactions

      (a)    Transactions with management and others.

      The Partnership has no officers or directors. However, under the terms of the public offering, various kinds of compensation and fees are payable to the General Partner and its Affiliates during the organization and operation of the Partnership. Additionally, the General Partner will receive distributions from the partnership if there is cash available for distribution or residual proceeds as defined in the Partnership Agreement. The amounts and kinds of compensation and fees are described on pages 32 to 33 of the Prospectus under the caption "Compensation and Fees", which is incorporated herein by reference. See Note B of Notes to Financial Statements in Item 14 of this Annual Report on Form 10-K for amounts accrued or paid to the General Partner and its affiliates during the period from April 1, 1995 through March 31, 1996.

      (b)    Certain business relationships.

      The Partnership response to Item 13(a) is incorporated herein by reference.

      (c)    Indebtedness of management.

      None.

      (d)    Transactions with promoters.

      Not applicable.

                                   PART IV
                                   -------
Item 14.     Exhibits, Financial Statement Schedules, and Reports on
             Form 8-K

             (a)    1.  Financial Statements
                        --------------------
             Independent Auditors' Report

             Balance Sheets, March 31, 1996 and 1995

             Statements of Operations, Years ended March 31, 1996, 1995, and 1994

             Statements of Changes in Partners' Capital, Years ended March 31, 1996, 1995, and 1994

             Statements of Cash Flows, Years ended March 31, 1996, 1995, and 1994

             Notes to Financial Statements, March 31, 1996, 1995, and
             1994


             (a)    2.  Financial Statement Schedules
                        -----------------------------
             Schedule III - Real Estate and Accumulated Depreciation

             Notes to Schedule III

             Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes hereto.

             (a) 3. Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S-K)

                    Exhibit No. 3 - Organization Documents

                    a.     Certificate of Limited Partnership of
                    Boston Capital Tax Credit Fund Limited Partnership. (Incorporated by reference from Exhibit 3 to the Partnership's Registration Statement No. 33-22505 on Form S-11 as filed with the Securities and Exchange Commission on June 20, 1988.)

                    Exhibit No. 4 - Instruments defining the rights of security holders, including indentures.

                    a. Agreement of Limited Partnership of Boston Capital Tax Credit Fund Limited Partnership. (Incorporated by reference from Exhibit 4 to Amendment No. 1 to the Partnership's Registration Statement No. 33-22505 on Form S-11 as filed with the Securities and Exchange Commission on August 25, 1988.)

                    Exhibit No. 10 - Material contracts.

                    a.     Beneficial Assignee Certificate.
                    (Incorporated by reference from Exhibit 10A to Amendment No. 1 to the Partnership's Registration Statement No. 33-22505 on Form S-11 as filed with the Securities and Exchange Commission on August 25, 1988.)

      (b)    Reports on Form 8-K
             -------------------
             There were no reports on Form 8-K filed during the quarter ended March 31, 1996.

      (c)    Exhibits
             --------
             The list of exhibits required by Item 601 of Regulation S-K is included in Item 14(a)(3).

      (d)    Financial Statement Schedules
             -----------------------------
             See Item 14(a) 1 and 2 above.

      (e)    Independent Auditors' Reports of Operating Limited
             Partnerships

                                  SIGNATURES
                                  ----------
      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Partnership has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           Boston Capital Tax Credit Fund Limited
                           Partnership

                  By: Boston Capital Associates Limited Partnership, General Partner

                  By:            Boston Capital Associates



Date: July 2, 1996                   By:/s/ John P. Manning
                                        ----------------------------
                                        John P. Manning


                                     By:/s/ Herbert F. Collins
                                        ----------------------------
                                        Herbert F. Collins

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:


DATE:             SIGNATURE:                   TITLE:


July 2, 1996   /s/ John P. Manning              General Partner and
               ------------------------         Principal Executive
               John P. Manning                  Officer, Principal
                                                Financial Officer and
                                                Principal Accounting
                                                Officer of Boston
                                                Capital Associates


              /s/ Herbert F. Collins            General Partner and
              --------------------------        Principal Executive
              Herbert F. Collins                Officer, Principal
                                                Financial Officer and
                                                Principal Accounting
                                                Officer of Boston
                                                Capital Associates

                     FINANCIAL STATEMENTS AND
                   INDEPENDENT AUDITORS' REPORT

                  BOSTON CAPITAL TAX CREDIT FUND
                      LIMITED PARTNERSHIP -
                    SERIES 1 THROUGH SERIES 6

                     MARCH 31, 1996 AND 1995
        Boston Capital Tax Credit Fund Limited Partnership
                    Series 1 through Series 6

                        TABLE OF CONTENTS



                                                                   PAGE


INDEPENDENT AUDITORS' REPORT                                        F-3


FINANCIAL STATEMENTS


    BALANCE SHEETS                                                  F-5


    STATEMENTS OF OPERATIONS                                       F-12


    STATEMENTS OF CHANGES IN PARTNERS' CAPITAL                     F-19


    STATEMENTS OF CASH FLOWS                                       F-23


    NOTES TO FINANCIAL STATEMENTS                                  F-37


    SCHEDULE III - REAL ESTATE AND ACCUMULATED
      DEPRECIATION                                                 F-66



























  Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.

                  Reznick Fedder & Silverman
     Certified Public Accountants * Business Consultants
                  A Professional Corporation

  4520 East-West Highway * Suite 300 * Bethesda, MD 20814-3319
             (301) 652-9100 * Fax (301) 652-1848


                  INDEPENDENT AUDITORS' REPORT


To the Partners
Boston Capital Tax Credit Fund
  Limited Partnership


       We have audited the accompanying balance sheets of Boston Capital
Tax Credit Fund Limited Partnership - Series 1 through Series 6, in total and for each series, as of March 31, 1996 and 1995, and the related statements of operations, changes in partners' capital (deficit) and cash flows for the total partnership and for each of the series for each of the three years in the period ended March 31, 1996. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain operating partnerships in which Boston Capital Tax Credit Fund Limited Partnership owns a limited partnership interest. Investments in such partnerships comprise the following percentages of the assets as of March 31, 1996 and 1995, and the limited partnership loss for each of the three years in the period ended March 31, 1996: Total 31% and 24% of the assets and 19%, 15% and 19% of the partnership loss; Series 1, 0% and 15% of the assets and 0%, 8% and 21% of the partnership loss; Series 2, 28% and 32% of the assets and 29%, 16% and 13% of the partnership loss; Series 3, 27% and 29% of the assets and 18%, 20% and 22% of the partnership loss; Series 4, 43% and 20% of the assets and 22%, 13% and 21% of the partnership loss; Series 5, 3% and 0% of the assets and 3%, 0% and 42% of the partnership loss; and Series 6, 29% and 27% of the assets and 32%, 20% and 16% of the partnership loss. The financial statements of these partnerships were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to information relating to these partnerships, is based solely on the reports of the other auditors.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

       In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Boston Capital Tax Credit Fund Limited Partnership - Series 1 through Series 6, in total and for each series, as of March 31, 1996 and 1995, and the results of their operations and their cash flows for the total partnership and for each of the series for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles.

                             - F-3 -
       We and other auditors have also audited the information included in the related financial statement schedule listed in Form 10-K item 14(a) of Boston Capital Tax Credit Fund Limited Partnership - Series 1 through Series 6 as of March 31, 1996. In our opinion, the schedule presents fairly the information required to be set forth therein, in conformity with generally accepted accounting principles.






Bethesda, Maryland
June 28, 1996















































                             - F-4 -
MCGLADREY&PULLEN, LLP
Certified Public Accountants and Consultants

INDEPENDENT AUDITOR'S REPORT


To the Partners
Apple Hill Limited Partnership
Greensboro, North Carolina

We have audited the accompanying balance sheets of Apple FEII Limited Partnership as of December 31, 1995 and 1994, and the related statements of income, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Apple Hill Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Govemment Auditing Standards, we have also issued a report dated January 23, 1996 on our consideration of Apple Hill Limited
Partnership's internal control structure and a report dated January 23, 1996 on its compliance with laws and regulations.






Greensboro, North Carolina
January 23, 1996

JAMES KNUTZEN & ASSOCIATES
C.P.A:S. P.A.



To the Partners of
Briarwood Apartments of Vero Beach, Ltd.
Page Two

In accordance with Government Auditing Standards, we have also issued a report dated February 15, 1996 on our consideration of Briarwood Apartments of Vero Beach, Ltd.Is internal control structure and a report dated February 15, 1996 on its compliance with laws and regulations.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information on pages 14-17 is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



James Knutzbn & Associates, C.P.A.'s, P.A.
Jacksonville, Florida
February 15, 1996








                                    2


JAMIES KNUTZEN & ASSOCIATES, C.PA's, PA.
SUITE 230
3100 UNIVERSITY BOULEVARD SOUTH
JACKSONVILLE, FLORIDA 32216
(904) 725-5832 FAX (904) 727-6835

James Knutzen, C.Rk. M.B.A.
Cliristina E. Gibson, C.P.A.
Raju lyer, C.PA
Gregory Korn.  C.PA
Todd Middlemas, C.P.A
Wilson Trammell, C.P.A

INDEPENDENT AUDITORS' REPORT

MEMBER OF
AMERICAN AND FLORIDA
INSTTRUTES OF
CERT7FIED PUBLIC ACCOUNTANTS






To the Partners of
Briarwood Apartments of Vero Beach, Ltd.


We have audited the accompanying balance sheets of Briarwood Apartments of Vero Beach, Ltd. (a Florida Limited Partnership), FMHA Project No.:09-31-592834977 as of December 31, 1995 and 1994, and the related statements of operations, partners equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Briarwood Apartments of Vero Beach, Ltd. (a Florida Limited Partnership) as of December 31, 1995 and 1994, and the results of its operations, partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

NOVOGRADAC & COMPANY LLP
CERTIFIED PUBLIC ACCOUNTANTS



MICHAEL J. NOVOGRADAC
RICHARD B. HUTCHINS
JON E. KRABBENSCHMIDT
HARRY ABRAM
WALTER C. McGILL, JR
SCOTT J. HUBBARD
STEPHEN B. TRACY

ATLANTA
LOS ANGELES
PORTLAND
SAN FRANCISCO


Report of Independent Auditors


To the General Partner
Haven Park Partners III, A California Limited Partnership

We have audited the accompanying balance sheet of Haven Park Partners III, A California Limited Partnership as of December 31, 1995, and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the aucht to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Haven Park Partners III, A California Limited Partnership as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.




February 16, 1996



425 MARKET STREET 7TH FLOOR SAN FRANCISCO CALIFORNIA 94105
TELEPHONE (415) 356-8000 FACSIMILE (415) 356-8001

JOYCE E. RETHMEIER
CERTIFIED PUBLIC ACCOUNTANT


INDEPENDENT AUDITOR'S REPORT


To the Partners
Redondo Associates.  Ltd.


I have audited the accompanying balance sheets of Redondo Associates, Ltd. (a limited partnership), FMHA Case No.04013-953603409, as of December 31, 1995 and 1994, and tile related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of tile Pamiersliip's management. My responsibility is to express an opinion on these financial statements based on my audits.


I conducted my audits in accordance with generally accepted auditing standards and Govemment Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing tile accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Redondo Associates, Ltd. as of December 3 1, 1995 and -1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditine Standards, I have also issued a report dated January 26, 1996 on my consideration of Redondo Associates, Ltd.'s internal control structure and a report dated January 26, 1996 on its compliance with laws and regulations.




January 26, 1996








11770 Bernardo Plaza Court, Suite 300, San Diego, CA 92128
Member of American Institute of Certified Public Accountants
California Society of Certified Public Accountants
Tel (619) 485-6400 Fax (619) 485-6866

NOVOGRADAC & COMPANY LLP
CERTIFIED PUBLIC ACCOUNTANTS



MICHAEL J. NOVOGRADAC
RICHARD B. HUTCHINS
JON E. KRABBENSCHMIDT
HARRY ABRAM
WALTER C. McGILL, JR
SCOTT J. HUBBARD
STEPHEN B. TRACY

ATLANTA
LOS ANGELES
PORTLAND
SAN FRANCISCO


Report of Independent Auditors

To the General Partner
Haven Park Partners IV, A California Limited Partnership

We have audited the accompanying balance sheet of Haven Park Partners IV, A California Limited Partnership as of December 31, 1995, and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial ini statement presentation. We believe that our audit provides a reasonable basis for our opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Haven Park Partners IV, A Califo@a Limited Partnership as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.




February 16, 1996








425 MARKET STREET 7TH FLOOR SAN FRANCISCO CALIFORNIA 94105 TELEPHONE
(415)
356-8000 FACSIMILE (415) 356-8001

ROBERT G. CLAPHAM
ACCOUNTANCY CORPORATION
Certified Public Accountants
7440 North FiSucroa
LAn Angeles, Cagoniia 90041
(213) 259-5066

February 19, 1996

To the Partners of
Mecca Apartments
Limited Partnership


Independent Auditor's Report

We have audited the accompanying balance sheets of Mecca Apartments Limited Partnership, as of December 31, 1995, and 1994, and the related statements of income, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the project's management. our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the fianancial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. we believe that our audit provides a reasonable basis for our opionion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mecca Apartments Limited Partnership, at December 31, 1995, and 1994, and the results of its operations and changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purposes of forming an opinion on the basic financial statements taken as a whole. The supporting information in the report are presented for the purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


ROBERT G. CLAPHAM
ACCOUNTANCY CORPORATION


President

INDEPENDENT AUDITORS' REPORT


To the Partners of
128 Park Street Limited Partnership


We have audited the accompanying balance sheets of 128 Park Street Limited Partnership (a Massachusetts limited partnership) as of December 31, 1994 and 1993, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the general partner. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the general partner, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 128 Park Street Limited Partnership as of December 31, 1994 and 1993, and the results of its operations, its changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.





January 9, 1995








7 WINTHROP SQUARE BOSTON, MASSACHUSETTS 02110-1256
Phone (617) 542-8880 Fax (617) 542-8715





OTIS, ATWELL & TIMBERLAKE
PROFESSIONAL ASSOCIATION
CERTIFIED PUBLIC ACCOUNTANTS

James C. Otis, C.P.A., CFP
Stephen W. Atwell, C.P.A.
Fred I. Timberlake, C.P.A.
Bruce E. Fritzson, C.P.A.
Thomas J. Gioia, C.P.A.

980 Forest Avenue
Portland, Maine 04103
(207) 797-8618


INDEPENDENT AUDITOR'S REPORT


The Partners
Belfast Birches Associates


We have audited the accompanying balance sheets of Belfast Birches Associates, a limited partnership, RECD Case No. 23-014-010408162, as of December 31, 1995 and 1994, and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Belfast Birches Associates as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



Certified Public Accountants
January 16, 1996
Portland, Maine

CERTIFIED PUBLIC ACCOUNTANTS
A PROFESSIONAL CORPORATION

56 COURT STREET P.O. BOX 705 KEENE, NEW HAMPSHIRE 03431 9 (603) 357-4882



To the Partners of
Pylex Housing Associates
(a Limited Partnership)


Independent Auditors' Report


We have audited the accompanying balance sheets of Fylex Housing Associates (a Limited Partnership)(Case No.34-003-0020417485) as of December 31, 1995 and 1994, and the related statements of income and expense, partners, equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fylex Housing Associates at December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 17, 1996 on our consideration of Fylex Housing Associates, internal control structure and a report dated January 17, 1996 on its compliance with laws and regulations.



January 17, 1996

CHRISTENSEN, RUCKI & CO.
CERTIFIED PUBLIC ACCOUNTANTS
109 SOUTH MAIN STREET
SHERIDAN, WYOMING 82801

John P. Croff, C.P.A. 1922-1974
J. Gordon Macalister, C.P.A. 1916-1978
- -----------------------
Curtis W. Christensen, C.P.A.
Steven W. Rucki, C.P.A.

Telephone
- ---------
Sheridan (307) 674-6609
Fax (307) 674-7017





INDEPENDENT AUDITORS' REPORT


To the Partners
Jackson Apartments, A Limited Partnership Sheridan, Wyoming 82801

We have audited the accompanying balance sheets of Jackson Apartments, A Limited Partnership, as of December 31, 1995 and 1994 and the related statements of operations, partners equity and cash flows for the years then ended. These financial statements are the responsibility of Jackson Apartments, A Limited Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jackson Apartments, A Limited Partnership as of December 31, 1995 and 1994 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 31, 1996 on our consideration of Jackson Apartments, A Limited Partnership's internal control structure and a report dated January 31, 1996 on its compliance with laws and regulations.


The accompanying supplementary information shown on page 15 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.





Christensen, Rucki & Co.
Certified Public Accountants

Sheridan, Wyoming
January 31, 1996

ANDREWS & MILLER P.A.
DANIEL M. ANDREWS, CPA
E.F. (RICH) MILLER, JR., CPA

Certified Public Accountants
8525 South Highway 441 o P.O. Box 491271
Leesburg, Florida 34749-1271 Telephone 904/326-
8001 Fax 904/326-8011

INDEPENDENT AUDITORS' REPORT


To the Partners
Lake North Apartments II, Ltd.


We have audited the accompanying balance sheets of Lake North Apartments II, Ltd. (a Florida limited partnership), FMHA Project No. 09-035-0592821600, as of December 31, 1995 and 1994, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The audits include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The audits also include assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lake North Apartments II, Ltd. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



Leesburg, Florida
February 21, 1996








Members of American Institute of Certified Public Accountants / Florida Institute of Certified Public Accountants

CERTIFIED PUBLIC ACCOUNTANT

INDEPENDENT AUDITOR'S REPORT



To the Partners
Lakewood Terrace Limited Partnership
Boston, MA

I have audited the accompanying balance sheet of Lakewood Terrace Limited Partnership (a Florida Limited Partnership) as of December 31, 1994 and 1993, and the related statements of operations, changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of Lakewood Terrace Limited Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakewood Terrace Limited Partnership as of December 31, 1994 and 1993, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

My audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information included in the report (shown on pages 15 to 16) is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated, in all material respects, in relation to the financial statements taken as a whole.


























March 23, 1995
7-be Wilcox Building
Penthouse Suite
42 Weybosset Street
Providence, Rbode Island 02903
Telepbone 401-,331-0210
Fax 401-421-6799

Charles Bailly & CompanyP.L.L.P.
Certified Public Accountants - Consultants




INDEPENDENT AUDITOR'S REPORT



The Partners
Maplewood Apartments, A Limited Partnership Fargo, North Dakota

We have audited the accompanying balance sheets of Maplewood Apartments, A Limited Partnership, FMHA Project Number: 27-009-450408000, as of December 31, 1995 and 1994, and the related statements of operations, partners, equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maplewood Apartments, A Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.





Fargo, North Dakota
January 19, 1996

MORRISON AND SMITH
CERTIFIED PUBLIC ACCOUTANTS
1809 UNIVERSITY BOULEVARD
P.O BOX 020674
TUSCALOOSA, ALABAMA 35402-0647
205/349-2424
FAX 205/758-1740



CLAUD A. MORRISON. CPA.
WILLIAM D. SMITH. 11. CPA
G. LEVERT LAWRENCE. CPA.
G. ALAN HARTLEY. CPA.
H. MACK HITT. CPA
        --------
AICPA DIVISION FOR CPA FIRMS
BARRETT A. BURNS, CPA.
JAMES F. RANDOLPH. CPA.
TIMOTHY D. CROWE. CPA.
R. DANIEL SUTRER, CPA
JOHN REESE PUGH, CPA.




INDEPENDENT AUDITOR'S REPORT



To The Partners
Mound Plaza, LTD.
Moundville, Alabama

We have audited the accompanying balance sheets of Mound Plaza, LTD. as of December 31, 1995 and 1994 and the related statements of operations, partners, equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mound Plaza, LTD. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




Certified Public Accountants
Tuscaloosa, Alabama
February 16, 1996


DAMRATOSKI & COMPANY
Certified Public Accountants

Corporate One West
Suite 350
1195 Washington Pike
Bridgeville, PA 15017

(412) 257-2882
(412) 257-2888 Fax


Independent Auditor's Report



To The Partners
Queens Court Limited Partnership
Philadelphia, Pennsylvania

We have audited the accompanying balance sheets of Queens Court Limited Partnership as of December 31, 1995 and 1994 and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Queens Court Limited Partnership, as of December 31, 1995 and 1994 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information on page 14 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all aterial respects in relation to the basic financial statements taken as a whole.


Damratoski & Company
Certified Public Accountants




January 26, 1996

Page 1





MICHAEL SCZEKAN & CO., P.C.
CERTIFIED PUBLIC ACCOUNTANTS
7936 EAST ARAPAHOE COURT, SUITE 2800
ENGLEWOOD, CO 80115
TELEPHONE (303) 770-3356
FACSIMILE (303) 770-3357


INDEPENDENT AUDITOR'S REPORT



Government National Mortgage Association
Care of: Boatmen's National Mortgage Inc.
Memphis, TN

To the Partners of
Rainbow housing Associates, Ltd.
Yuma, Arizona


We have audited the accompanying Balance Sheet of Rainbow Housing Associates, Ltd., FI-IA Project Number 123-94008 REF, as of December 31, 1995, and the related statements of profit and loss, changes in project equity and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Govemment Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rainbow Housing Associates, Ltd., as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards , we have also issued a report dated February 3, 1996, on our consideration of Rainbow Housing Associates, Ltd.'s internal control structure and a report dated February 3, 1996, on its compliance with laws and regulations.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in the report on pages 15 through 23 is presented for the purposes of additional analysis and are not a required part of the financial statements of Rainbow Housing Associates, Ltd. Such information has been subjected to the same auditing procedures applied in the examination of the basic financial statements and, in our opinion, are presented fairly in all material respects in relation to the financial statements taken as a whole.

Respectfully submitted,



Michael Sczekan & Co., P.C.
Certified Public Accountants

Englewood, Colorado
February 3, 1996

Page 1

Auditing, Accounting, Income Taxes, Consulting
Licensed CPAs... Colorado, Arizona, Michigan

Bradley, Snipes, Gower & Associates, P.A.

CERTIFIED PUBLIC ACCOUNTANTS

Russell W. Bradley, CPA
Larry D. Snipes, CPA
Alton R. Gower, Jr., CPA

P.O. Box 1009
Dunn, North Carolina 283356
(910) 892-6001

P.O. Box 1568
Lillington, North Carolina 27546
(910) 893-6026




Independent Auditors' Report



The Partners

Southport, Ltd. - Phase II Limited Partnership

We have audited the accompanying balance sheets of Southport, Ltd. - Phase II Limited Partnership (a North Carolina Limited Partnership), as of December 31, 1995 and 1994, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of Southport, Ltd. - Phase II Limited Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. Members/American Institute of Certified Public Accountants, North Carolina Association of Certified Public Accountants. In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southport, Ltd. - Phase II Limited Partnership, as of December 31, 1995 and 1994, and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on Page 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Respectfully submitted,

Bradley, Snipes, Gower
& Associates, P. A.
Dunn, North Carolina
January 18, 1996

CHRISTENSEN, RUCKI & CO.
CERTIFIED PUBLIC ACCOUNTANTS
109 SOUTH MAIN STREET
SHERIDAN, WYOMING 82801

John P. Croff, C.P.A. 1922-1974
J. Gordon Macalister, C.P.A. 1916-1978
- -----------------------
Curtis W. Christensen, C.P.A.
Steven W. Rucki, C.P.A.

Telephone
- ---------
Sheridan (307) 674-6609
Fax (307) 674-7017






INDEPENDENT AUDITORS' REPORT


To the Partners
Trinidad Apartments, A Limited Partnership Sheridan, Wyoming 82801

We have audited the accompanying balance sheets of Trinidad Apartments, A Limited Partnership, as of December 31, 1995 and 1994 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of Trinidad Apartments, A Limited Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trinidad Apartments, A Limited Partnership as of December 31, 1995 and 1994 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 31, 1996 on our consideration of Trinidad Apartments, A Limited Partnership's internal control structure and a report dated January
31, 1996 on its compliance with laws and regulations.












The accompanying supplementary information shown on page 15 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.





Christensen, Rucki & Co.
Certified Public Accountants

Sheridan, Wyoming
January 31, 1996

JOHN G. BURK AND ASSOCIATES

CERTIFIED PUBLIC ACCOUNTANTS
A PROFESSIONAL CORPORATION

56 COURT STREET P.O. BOX 705 KEENE
NEW HAMPSHIRE 03431
(603) 357-4882




To the Partners of
Willow Street Associates
(a Limited Partnership)


Independent Auditors' Report


We have audited the accompanying balance sheets of Willow Street Associates (a Limited Partnership)(Case No. 34-012-0020413965) as of December 31, 1995 and 1994, and the related statements of income and expense, partners, equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Willow Street Associates (a Limited Partnership) at December 31, 1995 and 1994, and the results of its operations, partners' equity (deficit) and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 11, 1996 on our consideration of Willow Street Associates' internal control structure and a report dated January 11, 1996 on its compliance with laws and regulations.






January 11, 1996

Michael Sczekan & Co., P.C.
CERTIFIED PUBLIC ACCOUNTANTS
8801 East Hampden Avenue, Suite 200
Denver, Colorado 80231
(303) 751-4656
Fax (303) 745-1156



INDEPENDENT AUDITOR'S REPORT

Government National Mortgage Association
Care of: Mellon Mortgage Co.
Cleveland, Ohio

To the Partners of
Rainbow housing Associates, Ltd.
Yuma, Arizona

We have audited the accompanying Balance Sheet of Rainbow Housing Associates, Ltd., FHA Project Number 123-10545 REF, as of December 31, 1993, and the related statements of profit and loss, changes in project equity and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing and Government Auditing Standards, issued by the Comptroller General of the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rainbow Housing Associates, Ltd., as of December 31, 1993, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in the report on pages 15 through 23 are presented for the purposes of additional analysis and are not a required part of the financial statements of Rainbow Housing Associates, Ltd. Such information has been subjected to the same auditing procedures applied in the examination of the basic financial statements and, in our opinion, are presented fairly in all material respects in relation to the financial statements taken as a whole.







Respectfully submitted,

Michael Sczekan & Co., P.C.
Certified Public Accountants


Member:    American Institute of CPA's and Colorado Society of CPA's




Independent Auditors' Report


To the Partners
Pedcor Investments 1988-IV, L.P.

We have audited the accompanying balance sheets of Pedcor Investments 1988-IV, L.P. as of December 31, 1995 and 1994, and the related statements of loss, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pedcor Investments 1988-IV, L.P. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying information is presented for additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the same auditing procedures applied in the audits of the basic financial statements and, in our opinion, is presented fairly in all material respects in relation to the basic financial statements taken as a whole.


Indianapolis, Indiana                     Dauby O'Connor & Zaleski, LLC
January 10, 1996                           Certified Public Accountants





CERTIFIED PUBLIC ACCOUNTANTS          Members:

Mahoney                               American Institute
Ulbrichii                             of Certified Public Accountants
Christiansen                          Minnesota Society
Russ P.A.                             of Certified Public Accountants

Suite 800 Capital Centre
386 North Wabasha
Saint Paul, Minnesota 55102


The Partners
Paige Hall Limited Partnership
Minneapolis, Minnesota

INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheet of Paige Hall Limited Partnership as of December 31, 1995, and the related statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements and supplemental information of Paige Hall Limited Partnership as Of December 31, 1994, were audited by other auditors whose report dated January 17, 1995, expressed an unqualified report on those financial statements and supplemental information.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paige Hall Limited Partnership as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic 1995 financial statements taken as a whole. The supplemental information on page 9 is presented for the purposes of additional analysis and is not a required part of the basic 1995 financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic 1995 financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic 1995 financial statements taken is a whole.


Saint Paul, Minnesota
January 18, 1996

Allard, Allard, Triggs & Company, P.C.

CERTIFIED PUBLIC ACCOUNTANTS
259 PAGE BOULEVARD
SPRINGFIELD, MASSACHUSETTS 01104

TELEPHONE: (413) 785-1414
FAX: (413) 739-9618
COLLEEN E. ALLARD, C.P.A.
ROGER D. ALLARD, C.P.A.
BARRY W. CROWLEY, C.P.A.
MARTIN R. TRIGGS, C.P.A. - 1947-1980




INDEPENDENT AUDITORS' REPORT


To the Partners
Armory Square Limited Partnership

We have audited the accompanying balance sheets of Armory Square Limited Partnership as of December 31, 1995 and 1994 and the related statements of operations, partners' equity, and cash flows for the years then ended. The financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Armory Square Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary schedules on pages 13-15 are presented only for analysis purposes and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements. All information included in the schedules is the representation of the management of Armory Square Limited Partnership. We did not become aware of any material modifications that should be made to this supplementary information.








January 31, 1996

CHRISTENSEN, RUCKI & CO.
CERTIFIED PUBLIC ACCOUNTANTS
109 SOUTH MAIN STREET
SHERIDAN, WYOMING 82801

John P. Croff, C.P.A. 1922-1974
J. Gordon Macalister, C.P.A. 1916-1978
- -----------------------
Curtis W. Christensen, C.P.A.
Steven W. Rucki, C.P.A.

Telephone
- ---------
Sheridan (307) 674-6609
Fax (307) 674-7017





INDEPENDENT AUDITORS' REPORT



To the Partners
Ault Apartments, A Limited Partnership
Sheridan, Wyoming 82801

We have audited the accompanying balance sheets of Ault Apartments, A Limited Partnership, as of December 31, 1995 and 1994 and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of Ault Apartments, A Limited Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ault Apartments, A Limited Partnership as of December 31, 1995 and 1994 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 31, 1996 on our consideration of Ault Apartments, A Limited Partnership's internal control structure and a report dated January 31, 1996 on its compliance with laws and regulations.


The accompanying supplementary information shown on page 15 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.





Christensen, Rucki & Co.
Certified Public Accountants

Sheridan, Wyoming
January 31, 1996

CHRISTENSEN, RUCKI & CO.
CERTIFIED PUBLIC ACCOUNTANTS
109 SOUTH MAIN STREET
SHERIDAN, WYOMING 82801

John P. Croff, C.P.A. 1922-1974
J. Gordon Macalister, C.P.A. 1916-1978
- -----------------------
Curtis W. Christensen, C.P.A.
Steven W. Rucki, C.P.A.

Telephone
- ---------
Sheridan (307) 674-6609
Fax (307) 674-7017





INDEPENDENT AUDITORS' REPORT


To the Partners
Burlwood Apartments, A Limited Partnership
Sheridan, Wyoming 82801

We have audited the accompanying balance sheets of Burlwood Apartments, A Limited Partnership, as of December 31, 1995 and 1994 and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of Burlwood Apartments, A Limited Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Burlwood Apartments, A Limited Partnership as of December 31, 1995 and 1994 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 31, 1996 on our consideration of Burlwood Apartments, A Limited Partnership's internal control structure and a report dated January 31, 1996 on its compliance with laws and regulations.


The accompanying supplementary information shown on page 16 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.





Christensen, Rucki & Co.
Certified Public Accountants

Sheridan, Wyoming
January 31, 1996

FREED MAXICK
- ---------
SACHS & MURPHY, PC
Certified Public Accountants

800 Liberty Building
Buffalo, NY 14202-3508

(716) 847-0069





INDEPENDENT AUDITOR'S REPORT

To Partners of
Cambria Commons Limited Partnership


We have audited the accompanying balance sheets of Cambria Commons Limited Partnership as of December 31, 1995 and 1994, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cambria Commons Limited Partnership at December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on page 10 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplementary information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.




February 1, 1996

CHRISTENSEN, RUCKI & CO.
CERTIFIED PUBLIC ACCOUNTANTS
109 SOUTH MAIN STREET
SHERIDAN, WYOMING 82801

John P. Croff, C.P.A. 1922-1974
J. Gordon Macalister, C.P.A. 1916-1978
- -----------------------
Curtis W. Christensen, C.P.A.
Steven W. Rucki, C.P.A.

Telephone
- ---------
Sheridan (307) 674-6609
Fax (307) 674-7017



INDEPENDENT AUDITORS' REPORT


To the Partners
Clearview Apartments, A Limited Partnership Sheridan
Wyoming 82801


We have audited the accompanying balance sheets of Clearview Apartments, A Limited Partnership, as of December 31, 1995 and 1994 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of Clearview Apartments, A Limited Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clearview Apartments, A Limited Partnership as of December 31, 1995 and 1994 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 31, 1996 on our consideration of Clearview Apartments, A Limited Partnership's internal control structure and a report dated January 31, 1996 on its compliance with laws and regulations.


The accompanying supplementary information shown on page 15 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.





Christensen, Rucki & CO.
Certified Public Accountants

Sheridan, Wyoming
January 31, 1996

LARSON, ALLEN, WEISHAIR & CO.
Certified Public Accountants


INDEPENDENT AUDITOR'S REPORT


Partners
Fuller Homes Limited Partnership
St. Paul, Minnesota


We have audited the accompanying balance sheets of Fuller Homes Limited Partnership as of December 31, 1995 and 1994, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fuller Homes Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental financial data included on pages 13 through 23 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements as a whole.



LARSON, ALLEN, WEISHAIR & CO., LLP
Saint Paul, Minnesota
January 23, 1996

Malvin, Riggins & Company, P.C.


CERTIFIED PUBLIC ACCOUNTANTS

MEMBERS AMERICAN INSTITUTE OF CERTLFIED PUBLIC ACCOUNTANTS &
VIRGINIA SOCIETY
OF CERTIFIED PUBLIC ACCOUNTANTS



Page 4


Independent Auditor's Report


To the Partners
Landmark Limited Partnership

We have audited the accompanying balance sheets of Landmark Limited Partnership (a limited partnership), VHDA Project No.: 88-01447-HF, as of December 31, 1995 and 1994, and the related statements of loss, partners, capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.


We conducted our audit in accordance with generally accepted auditing standards and Goverment Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Landmark Limited Partnership as of December 31, 1995 and 1994 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated March 11, 1996 on our consideration of Landmark Limited Partnership's internal control structure and on its compliance with laws and regulations.


FREDERICK B. MALVIN, CPA
JOYCE RIGGINS SCHAFFER, CPA
CAROLYN J. LUCKADOO, CPA
12350 Jefferson Ave.
Suite 160
Patrick Henry Corporate Center
Newport News, VA 23602
Telephone (804) 881-9600
Facsimile (804) 881-9617
our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule, and supporting data required by VHDA and prepared in accordance with VHDA requirements, included in the report (shown on pages 20 and 21) are presented for the purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements, and in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

March 11, 1996

CHRISTENSEN, RUCKI & CO.
CERTIFIED PUBLIC ACCOUNTANTS
109 SOUTH MAIN STREET
SHERIDAN, WYOMING 82801

John P. Croff, C.P.A. 1922-1974
J. Gordon Macalister, C.P.A. 1916-1978
- -----------------------
Curtis W. Christensen, C.P.A.
Steven W. Rucki, C.P.A.

Telephone
- ---------
Sheridan (307) 674-6609
Fax (307) 674-7017



INDEPENDENT AUDITORS' REPORT


To the Partners
Milliken Apartments, A Limited Partnership Sheridan, Wyoming 82801

We have audited the accompanying balance sheets of Milliken Apartments, A Limited Partnership, as of December 31, 1995 and 1994 and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of Milliken Apartments, A Limited Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Milliken Apartments, A Limited Partnership as of December 31, 1995 and 1994 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 31, 1996 on our consideration of Milliken Anartments A Limited Partnership's internal control structure and a report dated January 31, 1996 on its compliance with laws and regulations.

The accompanying supplementary information shown on page 15 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.




Christensen, Rucki & Co.
Certified Public Accountants

Sheridan, Wyoming
January 31, 1996

LARSON, ALLEN, WEISHAIR & CO.
Certified Public Accountants


To The Partners
Montana Avenue Townhomes Limited Partnership
St. Paul, Minnesota


We have audited the accompanying balance sheets of Montana Avenue Townhomes Limited Partnership as of December 31, 1995 and 1994, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Montana Avenue Townhomes Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental financial data included on pages 13 through 24 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements as a whole.



LARSON, ALLEN, WEISHAIR & CO., LLP
Saint Paul, Minnesota
January 11, 1996

Independent Auditors' Report



To the Partners of
Pedcor Investments 1988-VI, L.P.


We have audited the accompanying balance sheets of Pedcor Investments 1988-VI, L.P. as of December 31, 1995 and 1994, and the related statements of loss, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pedcor Investments 1988-VI, L.P. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying information is presented for additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the same auditing procedures applied in the audits of the basic financial statements and, in our opinion, is presented fairly in all material respects in relation to the basic financial statements taken as a whole.



Indianapolis, Indiana                    Dauby O'Connor & Zaleski, LLC
January 8, 1996                          Certified Public Accountants

Douglas A. Hollowell, P.C.
Certified Public Accountant
A Professional Corporation



309 County Street - Suite 100
P.O. Box 636
Portsmouth, Virginia 23705
Telephone: (804) 397-8425
1-800-858-8425
Fax # 393-1451

1500 W. Ehringhaus Street
P.O. Box 1387
Elizabeth City, North Carolina
27909
Telephone: (919) 335-7666
(919) 338-8021
Fax # 338-4148


Independent Auditor's Report



To the Partners
Shockoe Hill Associates II, L.P.
Richmond, Virginia


I have audited the accompanying balance sheet of Shockoe Hill Associates II, L.P. as of December 31, 1995, and the related statements of income, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of Shockoe Hill Associates II, L.P.Is management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shockoe Hill Associates II, L.P. as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued a report dated January 22, 1996 on my consideration of Shockoe Hill Associates II, L.P.Is internal control structure and a report dated January 22, 1996 on its compliance with laws and regulations.

The accompanying supplementary information (shown on pages 13 to 22) is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.




DOUGLAS A. HOLLOWELL, P.C.

MEMBER OF:
THE AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS

THE VIRGINIA SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS

THE NORTH CAROLINA ASSOCIATION OF CERTIFIED PUBLIC ACCOUNTANTS

January 30, 1995

Page 1






Douglas A. Hollowell, P.C.
Certified Public Accountant
A Professional Corporation



309 County Street - Suite 100
P.O. Box 636
Portsmouth, Virginia 23705
Telephone: (804) 397-8425
1-800-858-8425
Fax # 393-1451

1500 W. Ehringhaus Street
P.O. Box 1387
Elizabeth City, North Carolina
27909
Telephone: (919) 335-7666
(919) 338-8021
Fax # 338-4148


Independent Auditor's Report



To the Partners

Shockoe Hill Associates II
A Virginia Limited Partnership
1705 East Main Street
Richmond, Virginia


I have audited the accompanying balance sheet of Shockoe Hill Associates II, HUD Project No. 051-35393 (A Virginia Limited Partnership), as of December 31, 1994 and the related statements of income, expenses and changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I corducted my audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, all material respects, the financial position of Shockoe Hitt Associates II, as of December 31, 1994, and the results of its operations, changes in partners' capital, and cash flows for the year then ended in conformity with generally accepted accounting principles.

My audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting data included in the report (shown on pages 15 to 20) are presented for the purposes of additional analysis and are not a required part of the financial statements of Shockoe Hilt Associates 11, L. P.. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in my opinion, is fairly presented in all material respects in retati ial statements taken as a whole.


                                          DOUGLAS A. HOLLOWELL, P.C.

MEMBER OF:
THE AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS

THE VIRGINIA SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS

THE NORTH CAROLINA ASSOCIATION OF CERTIFIED PUBLIC ACCOUNTANTS

DOUGLAS A. HOLLOWELL, P.C.







Douglas A. Hollowell, P.C.
Certified Public Accountant
A Professional Corporation



309 County Street - Suite 100
P.O. Box 636
Portsmouth, Virginia 23705
Telephone: (804) 397-8425
1-800-858-8425
Fax # 393-1451

1500 W. Ehringhaus Street
P.O. Box 1387
Elizabeth City, North Carolina
27909
Telephone: (919) 335-7666
(919) 338-8021
Fax # 338-4148


The Partners

Shockoe Hilt Associates 11
A Virginia Limited Partnership
1705 East Main Street
Richmond, Virginia 23219


I have audited the accompanying balance sheet of Shockoe Hitt Associates II, HUD Project No. 051-35393 (A Virginia Limited Partnership), in which Boston Capital Tax Credit Fund Limited Partnership is an investor limited partner, as of December 31, 1993 and the related statements of income and expenses ard changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's Management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shockoe Hitt Associates II, at December 31, 1993, and the results of its operations and the changes in partners' equity and cash flows for the year then erxied in conformity with generally accepted accounting principles.

In connection with my audit, I represent the following:

That I am aware that the financial statements of Shockoe Hitt Associates II Limited Partnership which I have audited will be included in the financial statements on which you will report, and that my report thereon will be referred to in your report.

That I am independent of each partnership under the requirements of the Securities and Exchange Commission.

That I am independent of each partnership under requirements of the American Institute of Certified Public Accountants.

NOVOGRADAC & COMPANY
CERTIFIED PUBLIC ACCOUNTANTS

Atlanta
Los Angeles
Portland
San Francisco

Michael J. Novogradac
Richard B. Hutchins
Jon E. Krabbenschmidt
Harry Abram
Walter C. McGill, JR.
Scott J. Hubbard
Stephen B. Tracy

REPORT OF INDEPENDENT AUDITORS
- ------------------------------

To the General Partner
Haven Park Partners II, A California Limited Partnership

We have audited the accompanying balance sheet of Haven Park Partners II, A California Limited Partnership as of December 31, 1995, and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Haven Park Partners II, A California Limited Partnership as of December 31,1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



February 16, 1996

HOWE AND ASSOCIATES
CERTIFIED PUBLIC ACCOUNTANTS

104 EAST BROADWAY
COLUMBIA, MO 65203

February 3, 1996

INDEPENDENT AUDITOR'S REPORT



Partners
BRIARWOOD ESTATES, L.P.
Re: For the Years Ended December 31, 1994 and December 31, 1995

We have audited the accompanying balance sheet and the related statements of income, owners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position and results of operations and cash flows for the years then ended in conformity with generally accepted accounting principles.






Howe and Associates





HOWE AND ASSOCIATES
CERTIFIED PUBLIC ACCOUNTANTS

104 EAST BROADWAY
COLUMBIA, MO 65203

February 21, 1996


INDEPENDENT AUDITOR'S REPORT


Partners
ELDON ESTATES, L.P.
Re: For the Years Ended December 31, 1994 and December 31, 1995

We have audited the accompanying balance sheet and the related statements of income, owners equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position and results of operations and cash flows for the years then ended in conformity with generally accepted accounting principles.






Howe and Associates

BORDMAN & WINNICK
CERTIFIED PUBLIC ACCOUNTANTS

7439 Middlebelt Road, Suite 3
West Bloomfield, Michigan 48322
(810) 851-5350
Facsimile (810) 851-9148

Myron H. Bordman, CPA
Rober T. Winnick, CPA
     ------------
Hedda Benenson, CPA



INDEPENDENT AUDITORS' REPORT


To The Partners of
Holland West Limited Partnership

We have audited the accompanying balance sheet of HUD Project No. 047-12001 of Holland West Limited Partnership (a Michigan Partnership) as of December 31, 1995, and the related statements of operations, changes in partner's equity and the statements of cash flows for the years ended December 31, 1995 and December 31, 1994. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and GOVERNMENT AUDITING STANDARDS, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements
are free of material misstatement.   An Audit includes examining on a test
basis, evidence supporting the amounts   and disclosures in the financial
statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HUD Project No. 047-12001 as of December 31, 1995, and the results of its operations and the changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in the report (shown on pages 11 to 16) are presented for the purposes of additional analysis and are not a required part of the financial statements of HUD Project No. 047-12001. Such information has been subject to the auditing procedures applied in the audit of financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


Bordman & Winnick
Certified Public Accountants
38-2900295

West Bloomfield, MI
January 29, 1996



HOWE AND ASSOCIATES
CERTIFIED PULIC ACCOUNTANTS

104 EAST BROADWAY
COLUMBIA, MO 65203

February 17, 1996

INDEPENDENT AUDITOR'S REPORT


Partners
KEARNEY PROPERTES II, L.P.
Re: For the Years Ended December 31, 1994 and December 31, 1995

We have audited the accompanying balance sheet and the related statements of income, owners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position and results of operations and cash flows for the years then ended in conformity with generally accepted accounting principles.





Howe and Associates

HOWE AND ASSOCIATES
CERTIFIED PUBLIC ACCOUNTANTS

104 EAST BROADWAY
COLUMBIA, MO 65203

February 12, 1996



INDEPENDENT AUDITOR'S REPORT


Partners
PLEASANT HILL PROPERTIES, L.P.
Re: For the Years Ended December 31, 1994 and December 31, 1995

We have audited the accompanying balance sheet and the related statements of income, owners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position and results of operations and cash flows for the years then ended in conformity with generally accepted accounting principles.





Howe and Associates

COOPERS & LYBRAND

COOPERS & LYBRAND L.L.P.
a professional services firm



Report of Independent Accountants

To the Partners
Sherburne Housing Redevelopment Company


We have audited the accompanying balance sheet of Sherburne Housing Redevelopment Company (A Limited Partnership), as of December 31, 1995, and the related statements of operations and partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Sherburne Housing Redevelopment Company as of December 31, 1994, were audited by other auditors whose report dated January 20, 1995, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sherburne Housing Redevelopment Company as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Rochester, New York
January 22, 1996






HOWE AND ASSOCIATES
CERTIFIED PUBLIC ACCOUNTANTS

104 EAST BROADWAY
COLUMBIA, MO 65203

February 29, 1996

INDEPENDENT AUDITOR'S REPORT


Partners
SOCORRO PROPERTIES, LP.
Re: For the Years Ended December 31, 1994 and December 31, 1995

We have audited the accompanying balance sheet and the related statements of income, owners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Governmental Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position and results of operations and cash flows for the years then ended in conformity with generally accepted accounting principles.




Howe and Associates, PC

HOWE AND ASSOCIATES
CERTIFIED PUBLIC ACCOUNTATS

104 EAST BROADWAY
COLUMBIA, MO 65203

February 12, 1996

INDEPENDENT AUDITOR'S REPORT

Partners
WARRENSBURG PROPERTIES, LP.
Re: For the Years Ended December 31, 1994 and December 31, 1995

We have audited the accompanying balance sheet and the related statements of income, owners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position and results of operations and cash flows for the years then ended in conformity with generally accepted accounting principles.





Howe and Associates, PC

NOVOGRADAC & COMPANY
CERTIFIED PUBLIC ACCOUNTANTS

Atlanta
Los Angeles
Portland
San Francisco

Michael J. Novogradac
Richard B. Hutchins
Jon E. Krabbenschmidt
Harry Abram
Walter C. McGill, JR.
Scott J. Hubbard
Stephen B. Tracy

REPORT OF INDEPENDENT AUDITORS
- ------------------------------

To the General Partner
Glenhaven Park Partners, A California Limited Partnership

We have audited the accompanying balance sheet of Glenhaven Park Partners, A California Limited Partnership as of December 31, 1995, and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Glenhave Park Partners, A California Limited Partnership as of December 31,1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



February 16, 1996

LOUIS YOUNG C.P.A., INC.
2630 E. Ashlan
Fresno, California  93726
(209) 224-5141

Louis Young, CPA
Jason Liao, CPA

INDEPENDENT AUDITOR'S REPORT
- ----------------------------

The Partners
Hacienda Villa Associates
Firebaugh, California

We have audited the accompanying balance sheet of Hacienda Villa Associates (A Limited Partnership) as of December 31, 1995, and the related statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hacienda Villa Associates (a Limited Partnership) as of December 31, 1995, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 14 and 15 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


Louis Young CPA Inc.

Fresno, California
February 15, 1996

        Boston Capital Tax Credit Fund Limited Partnership

                          BALANCE SHEETS

                      March 31, 1996 and 1995



                                                             Total
                                                             -----
                                                      1996       1995
                                                      ----       ----

                              ASSETS

INVESTMENTS IN OPERATING
  LIMITED PARTNERSHIPS (note C)                   $27,395,600$32,538,323

OTHER ASSETS
  Cash and cash equivalents (notes A and E)           280,931    409,285
  Other                                               518,065    464,703
                                                   ---------- ----------

                                                  $28,194,596$33,412,311
                                                   ========== ==========


                 LIABILITIES AND PARTNERS' CAPITAL


LIABILITIES
  Accounts payable - affiliates (note B)          $ 3,696,067$ 2,716,873
                                                   ---------- ----------
                                                    3,696,067  2,716,873
                                                   ---------- ----------
PARTNERS' CAPITAL (note A)
  Assignor Limited Partner Units
    of limited partnership interest
    consisting of 10,000,000
    authorized beneficial assignee
    certificates (BAC), $10 stated
    value, 9,800,600 issued to the
    assignees at March 31, 1996 and
    1995                                                    -          -
  Assignees
    Units of beneficial interest
    of the limited partnership
    interest of the assignor
    limited partner, 9,800,600
    issued and outstanding at
    March 31, 1996 and 1995                        25,103,457 31,238,397
  General Partner                                    (604,928)  (542,959)
                                                   ---------- ----------

                                                   24,498,529 30,695,438
                                                   ---------- ----------

                                                  $28,194,596$33,412,311
                                                   ========== ==========
                            (continued)

                              - F-5 -

        Boston Capital Tax Credit Fund Limited Partnership

                      March 31, 1996 and 1995


                                                             Series 1
                                                             --------
                                                      1996       1995
                                                      ----       ----

                              ASSETS

INVESTMENTS IN OPERATING
  LIMITED PARTNERSHIPS (note C)                      $378,057   $760,753

OTHER ASSETS
  Cash and cash equivalents (notes A and E)            52,334     67,610
  Other                                                54,303     15,450
                                                      -------    -------

                                                     $484,694   $843,813
                                                      =======    =======


            LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)


LIABILITIES
  Accounts payable - affiliates (note B)             $929,214   $708,350
                                                      -------    -------

                                                      929,214    708,350
                                                      -------    -------
PARTNERS' CAPITAL (DEFICIT)(note A)
  Assignor Limited Partner Units
    of limited partnership interest
    consisting of 10,000,000
    authorized beneficial assignee
    certificates (BAC), $10 stated
    value, 1,299,900 issued to the
    assignees at March 31, 1996 and
    1995                                                    -          -
  Assignees
    Units of beneficial interest
    of the limited partnership
    interest of the assignor
    limited partner, 1,299,900
    issued and outstanding at
    March 31, 1996 and 1995                          (326,851)   247,332
  General Partner                                    (117,669)  (111,869)
                                                      -------    -------

                                                     (444,520)   135,463
                                                      -------    -------

                                                     $484,694   $843,813
                                                      =======    =======

                            (continued)

                              - F-6 -
        Boston Capital Tax Credit Fund Limited Partnership

                    BALANCE SHEETS - CONTINUED

                      March 31, 1996 and 1995


                                                             Series 2
                                                             --------
                                                      1996       1995
                                                      ----       ----

                              ASSETS

INVESTMENTS IN OPERATING
  LIMITED PARTNERSHIPS (note C)                    $2,445,164 $2,692,427

OTHER ASSETS
  Cash and cash equivalents (notes A and E)             1,262     23,531
  Other                                               360,285    360,285
                                                    ---------  ---------

                                                   $2,806,711 $3,076,243
                                                    =========  =========


                 LIABILITIES AND PARTNERS' CAPITAL


LIABILITIES
  Accounts payable - affiliates (note B)           $  213,489 $  144,250
                                                    ---------  ---------

                                                      213,489    144,250
                                                    ---------  ---------
PARTNERS' CAPITAL (note A)
  Assignor Limited Partner Units
    of limited partnership interest
    consisting of 10,000,000
    authorized beneficial assignee
    certificates (BAC), $10 stated
    value, 830,300 issued to the
    assignees at March 31, 1996 and
    1995                                                    -          -
  Assignees
    Units of beneficial interest
    of the limited partnership
    interest of the assignor
    limited partner, 830,300
    issued and outstanding at
    March 31, 1996 and 1995                         2,636,633  2,972,016
  General Partner                                     (43,411)   (40,023)
                                                    ---------  ---------

                                                    2,593,222  2,931,993
                                                    ---------  ---------

                                                   $2,806,711 $3,076,243
                                                    =========  =========

                            (continued)

                              - F-7 -
        Boston Capital Tax Credit Fund Limited Partnership

                    BALANCE SHEETS - CONTINUED

                      March 31, 1996 and 1995


                                                             Series 3
                                                             --------
                                                      1996       1995
                                                      ----       ----

                              ASSETS

INVESTMENTS IN OPERATING
  LIMITED PARTNERSHIPS (note C)                    $7,500,960 $9,411,087

OTHER ASSETS
  Cash and cash equivalents (notes A and E)             5,460     25,072
  Other                                                41,861     41,861
                                                    ---------  ---------

                                                   $7,548,281 $9,478,020
                                                    =========  =========


                 LIABILITIES AND PARTNERS' CAPITAL


LIABILITIES
  Accounts payable - affiliates (note B)           $1,027,573 $  747,606
                                                    ---------  ---------

                                                    1,027,573    747,606
                                                    ---------  ---------
PARTNERS' CAPITAL (note A)
  Assignor Limited Partner Units
    of limited partnership interest
    consisting of 10,000,000
    authorized beneficial assignee
    certificates (BAC), $10 stated
    value, 2,882,200 issued to the
    assignees at March 31, 1996 and
    1995                                                    -          -
  Assignees
    Units of beneficial interest
    of the limited partnership
    interest of the assignor
    limited partner, 2,882,200
    issued and outstanding at
    March 31, 1996 and 1995                         6,707,415  8,895,024
  General Partner                                    (186,707)  (164,610)
                                                    ---------  ---------

                                                    6,520,708  8,730,414
                                                    ---------  ---------

                                                   $7,548,281 $9,478,020
                                                    =========  =========

                            (continued)

                              - F-8 -

  Boston Capital Tax Credit Fund Limited Partnership

                    BALANCE SHEETS - CONTINUED

                      March 31, 1996 and 1995


                                                             Series 4
                                                             --------
                                                      1996       1995
                                                      ----       ----

                              ASSETS

INVESTMENTS IN OPERATING
  LIMITED PARTNERSHIPS (note C)                    $9,933,715$11,655,359

OTHER ASSETS
  Cash and cash equivalents (notes A and E)            25,928     59,115
  Other                                                28,503     13,994
                                                    --------- ----------

                                                   $9,988,146$11,728,468
                                                    ========= ==========


                 LIABILITIES AND PARTNERS' CAPITAL


LIABILITIES
  Accounts payable - affiliates (note B)          $   788,069$   522,675
                                                   ---------- ----------

                                                      788,069    522,675
                                                   ---------- ----------
PARTNERS' CAPITAL (note A)
  Assignor Limited Partner Units
    of limited partnership interest
    consisting of 10,000,000
    authorized beneficial assignee
    certificates (BAC), $10 stated
    value, 2,995,300 issued to the
    assignees at March 31, 1996 and
    1995                                                    -          -
  Assignees
    Units of beneficial interest
    of the limited partnership
    interest of the assignor
    limited partner, 2,995,300
    issued and outstanding at
    March 31, 1996 and 1995                         9,368,181 11,353,840
  General Partner                                    (168,104)  (148,047)
                                                    --------- ----------

                                                    9,200,077 11,205,793
                                                    --------- ----------

                                                   $9,988,146$11,728,468
                                                    ========= ==========

                            (continued)

                              - F-9 -
        Boston Capital Tax Credit Fund Limited Partnership

                    BALANCE SHEETS - CONTINUED

                      March 31, 1996 and 1995


                                                             Series 5
                                                             --------
                                                      1996       1995
                                                      ----       ----

                              ASSETS

INVESTMENTS IN OPERATING
  LIMITED PARTNERSHIPS (note C)                    $1,422,271 $1,665,945

OTHER ASSETS
  Cash and cash equivalents (notes A and E)           156,816    208,686
  Other                                                33,113     33,113
                                                    ---------  ---------

                                                   $1,612,200 $1,907,744
                                                    =========  =========


                 LIABILITIES AND PARTNERS' CAPITAL


LIABILITIES
  Accounts payable - affiliates (note B)           $   28,369 $   28,913
                                                    ---------  ---------

                                                       28,369     28,913
                                                    ---------  ---------
PARTNERS' CAPITAL (note A)
  Assignor Limited Partner Units
    of limited partnership interest
    consisting of 10,000,000
    authorized beneficial assignee
    certificates (BAC), $10 stated
    value, 489,900 issued to the
    assignees at March 31, 1996 and
    1995                                                    -          -
  Assignees
    Units of beneficial interest
    of the limited partnership
    interest of the assignor
    limited partner, 489,900
    issued and outstanding at
    March 31, 1996 and 1995                         1,609,743  1,901,793
  General Partner                                     (25,912)   (22,962)
                                                    ---------  ---------

                                                    1,583,831  1,878,831
                                                    ---------  ---------

                                                   $1,612,200 $1,907,744
                                                    =========  =========

                            (continued)

                             - F-10 -
        Boston Capital Tax Credit Fund Limited Partnership

                    BALANCE SHEETS - CONTINUED

                      March 31, 1996 and 1995


                                                             Series 6
                                                             --------
                                                      1996       1995
                                                      ----       ----

                              ASSETS

INVESTMENTS IN OPERATING
  LIMITED PARTNERSHIPS (note C)                    $5,715,433 $6,352,752

OTHER ASSETS
  Cash and cash equivalents (notes A and E)            39,131     25,271
  Other                                                     -          -
                                                    ---------  ---------

                                                   $5,754,564 $6,378,023
                                                    =========  =========


                 LIABILITIES AND PARTNERS' CAPITAL


LIABILITIES
  Accounts payable - affiliates (note B)           $  709,353 $  565,079
                                                    ---------  ---------

                                                      709,353    565,079
                                                    ---------  ---------
PARTNERS' CAPITAL (note A)
  Assignor Limited Partner Units
    of limited partnership interest
    consisting of 10,000,000
    authorized beneficial assignee
    certificates (BAC), $10 stated
    value, 1,303,000 issued to the
    assignees at March 31, 1996 and
    1995                                                    -          -
  Assignees
    Units of beneficial interest
    of the limited partnership
    interest of the assignor
    limited partner, 1,303,000
    issued and outstanding at
    March 31, 1996 and 1995                         5,108,336  5,868,392
  General Partner                                     (63,125)   (55,448)
                                                    ---------  ---------

                                                    5,045,211  5,812,944
                                                    ---------  ---------

                                                   $5,754,564 $6,378,023
                                                    =========  =========

                 See notes to financial statements

                             - F-11 -
        Boston Capital Tax Credit Fund Limited Partnership

                     STATEMENTS OF OPERATIONS

             Years ended March 31, 1996, 1995 and 1994

                                                     Total
                                        ---------------------------------
                                           1996       1995       1994
                                           ----       ----       ----

Income
  Interest income                     $     8,821 $    11,022 $    32,652
  Miscellaneous income                      1,557       6,921      72,994
                                        ---------- ---------- ----------

        Total income                        10,378     17,943    105,646
                                        ---------- ---------- ----------

Share of losses from operating
  limited partnerships (note A)         (5,141,108)(6,602,292)(7,443,042)
                                        ---------- ---------- ----------

Expenses
  Professional fees                        103,385     97,518    103,507
  Partnership management fee (note B)      888,714    909,333    880,603
  Amortization (note A)                          -     89,926    198,408
  General and administrative
    expenses (note B)                       74,080    132,523    222,787
                                        ---------- ---------- ----------

                                         1,066,179  1,229,300  1,405,305
                                        ---------- ---------- ----------

        NET LOSS (note A)              $(6,196,909)$(7,813,649)$(8,742,701)
                                        ========== ========== ==========

Net loss allocated to
  general partner                     $   (61,969)$   (78,137)$   (87,427)
                                       ==========  ==========  ==========



Net loss allocated to assignees       $(6,134,940)$(7,735,512)$(8,655,274)
                                       ==========  ==========  ==========



Net loss per BAC                      $      (.63)$      (.78)$      (.88)
                                       ==========  ==========  ==========










                            (continued)

                              - F-12 -
         Boston Capital Tax Credit Fund Limited Partnership

                STATEMENTS OF OPERATIONS - CONTINUED

             Years ended March 31, 1996, 1995 and 1994


                                                    Series 1
                                          --------------------------------

                                          1996        1995        1994
                                          ----        ----        ----

Income
  Interest income                       $   1,481   $   1,768   $   2,314
  Miscellaneous income                          -       2,308      28,103
                                         --------    --------    --------

        Total income                        1,481       4,076      30,417
                                         --------    --------    --------

Share of losses from operating
  limited partnerships (note A)          (382,696)   (542,971)   (632,715)
                                         --------    --------    --------

Expenses
  Professional fees                        20,906      19,417       9,303
  Partnership management fee (note B)     168,613     169,824     176,864
  Amortization (note A)                         -      11,045      20,498
  General and administrative
    expenses (note B)                       9,249      12,876      11,230
                                         --------    --------    --------

                                          198,768     213,162     217,895
                                         --------    --------    --------

         NET LOSS (note A)              $(579,983)  $(752,057)  $(820,193)
                                         ========    ========    ========

Net loss allocated to
  general partner                       $  (5,800)  $  (7,521)    $(8,202)
                                         ========    ========    ========



Net loss allocated to assignees         $(574,183)  $(744,536)  $(811,991)
                                         ========    ========    ========


Net loss per BAC                        $    (.44)  $    (.57)  $   (.62)
                                         ========    ========    ========









                            (continued)

                              - F-13 -
         Boston Capital Tax Credit Fund Limited Partnership

                STATEMENTS OF OPERATIONS - CONTINUED

             Years ended March 31, 1996, 1995 and 1994


                                                    Series 2
                                           -------------------------------

                                          1996        1995       1994
                                          ----        ----       ----

Income
  Interest income                        $    295   $     813 $     7,153
  Miscellaneous income                          -         225       1,000
                                          -------    --------  ----------

        Total income                          295       1,038       8,153
                                          -------    --------  ----------

Share of losses from operating
  limited partnerships (note A)          (247,263)   (709,485)   (906,577)
                                          -------    --------  ----------

Expenses
  Professional fees                        13,857      11,569       9,160
  Partnership management fee (note B)      67,136      69,090      65,995
  Amortization (note A)                         -       6,102      15,233
  General and administrative
    expenses (note B)                      10,810      17,388      19,090
                                          -------    --------  ----------

                                           91,803     104,149     109,478
                                          -------    --------  ----------

        NET LOSS (note A)               $(338,771)  $(812,596)$(1,007,902)
                                          =======    ========  ==========

Net loss allocated to
  general partner                       $  (3,388)  $  (8,126)$  (10,079)
                                          =======    ========  ==========



Net loss allocated to assignees         $(335,383)  $(804,470) $ (997,823)
                                          =======    ========  ==========


Net loss per BAC                         $   (.40)  $    (.96)$    (1.20)
                                          =======    ========  ==========









                            (continued)
                              - F-14 -
         Boston Capital Tax Credit Fund Limited Partnership

                STATEMENTS OF OPERATIONS - CONTINUED

             Years ended March 31, 1996, 1995 and 1994


                                                    Series 3
                                          -------------------------------

                                          1996        1995       1994
                                          ----        ----       ----

Income
  Interest income                     $       250  $      646 $     2,096
  Miscellaneous income                      1,304       2,454       2,150
                                       ----------  ----------  ----------

        Total income                        1,554       3,100       4,246
                                       ----------  ----------  ----------

Share of losses from operating
  limited partnerships (note A)        (1,908,512) (2,120,318) (2,467,640)
                                       ----------  ----------  ----------

Expenses
  Professional fees                        23,827      23,367      30,476
  Partnership management fee (note B)     260,282     260,024     268,712
  Amortization (note A)                         -      20,196      56,820
  General and administrative
    expenses (note B)                      18,639      46,961     104,324
                                       ----------  ----------  ----------

                                          302,748     350,548     460,332
                                       ----------  ----------  ----------

        NET LOSS (note A)             $(2,209,706)$(2,467,766)$(2,923,726)
                                       ==========  ==========  ==========

Net loss allocated to
  general partner                     $   (22,097)$   (24,678)$   (29,237)
                                       ==========  ==========  ==========



Net loss allocated to assignees       $(2,187,609)$(2,443,088)$(2,894,489)
                                       ==========  ==========  ==========


Net loss per BAC                      $      (.76)$      (.85)$    (1.00)
                                       ==========  ==========  ==========









                            (continued)

                              - F-15 -

          Boston Capital Tax Credit Fund Limited Partnership

                STATEMENTS OF OPERATIONS - CONTINUED

             Years ended March 31, 1996, 1995 and 1994


                                                    Series 4
                                          -------------------------------

                                          1996        1995       1994
                                          ----        ----       ----

Income
  Interest income                     $     1,029  $    2,252 $     9,468
  Miscellaneous income                        253       1,234       2,000
                                       ----------  ----------  ----------

        Total income                        1,282       3,486      11,468
                                       ----------  ----------  ----------

Share of losses from operating
  limited partnerships (note A)        (1,721,644) (2,140,342) (2,006,989)
                                       ----------  ----------  ----------

Expenses
  Professional fees                        20,363      19,450      28,430
  Partnership management fee (note B)     245,494     235,313     218,040
  Amortization (note A)                         -      27,935      65,802
  General and administrative
    expenses (note B)                      19,497      30,152      59,526
                                       ----------  ----------  ----------

                                          285,354     312,850     371,798
                                       ----------  ----------  ----------

        NET LOSS (note A)             $(2,005,716)$(2,449,706)$(2,367,319)
                                       ==========  ==========  ==========

Net loss allocated to
  general partner                     $   (20,057)$   (24,497)$  (23,673)
                                       ==========  ==========  ==========



Net loss allocated to assignees       $(1,985,659)$(2,425,209)$(2,343,646)
                                       ==========  ==========  ==========


Net loss per BAC                      $      (.66)$      (.81)$     (.78)
                                       ==========  ==========  ==========









                            (continued)

                              - F-16 -
         Boston Capital Tax Credit Fund Limited Partnership

                STATEMENTS OF OPERATIONS - CONTINUED

             Years ended March 31, 1996, 1995 and 1994


                                                    Series 5
                                          -------------------------------

                                          1996        1995       1994
                                          ----        ----       ----

Income
  Interest income                        $  4,765   $   4,976   $   7,424
  Miscellaneous income                          -         350         500
                                          -------    --------    --------

        Total income                        4,765       5,326       7,924
                                          -------    --------    --------

Share of losses from operating
  limited partnerships (note A)          (243,674)   (374,284)   (638,018)
                                          -------    --------    --------

Expenses
  Professional fees                         9,829      10,481      19,165
  Partnership management fee (note B)      38,456      39,456      39,456
  Amortization (note A)                         -       7,781       9,792
  General and administrative
    expenses (note B)                       7,806      14,837      14,190
                                          -------    --------    --------

                                           56,091      72,555      82,603
                                          -------    --------    --------

        NET LOSS (note A)               $(295,000)  $(441,513)  $(712,697)
                                          =======    ========    ========

Net loss allocated to
  general partner                       $  (2,950)  $  (4,415)  $ (7,127)
                                          =======    ========    ========



Net loss allocated to assignees         $(292,050)  $(437,098)  $(705,570)
                                          =======    ========    ========


Net loss per BAC                        $    (.60)  $    (.89)  $  (1.44)
                                          =======    ========    ========









                            (continued)

                              - F-17 -
         Boston Capital Tax Credit Fund Limited Partnership

                STATEMENTS OF OPERATIONS - CONTINUED

             Years ended March 31, 1996, 1995 and 1994


                                                    Series 6
                                          -------------------------------

                                          1996        1995       1994
                                          ----        ----       ----

Income
  Interest income                       $   1,001   $     567   $   4,197
  Miscellaneous income                          -         350      39,241
                                         --------    --------    --------

        Total income                        1,001         917      43,438
                                         --------    --------    --------

Share of losses from operating
  limited partnerships (note A)          (637,319)   (714,892)   (791,103)
                                         --------    --------    --------

Expenses
  Professional fees                        14,603      13,234       6,973
  Partnership management fee (note B)     108,733     135,626     111,536
  Amortization (note A)                         -      16,867      30,263
  General and administrative
    expenses (note B)                       8,079      10,309      14,427
                                         --------    --------    --------

                                          131,415     176,036     163,199
                                         --------    --------    --------

        NET LOSS (note A)               $(767,733)  $(890,011)  $(910,864)
                                         ========    ========    ========

Net loss allocated to
  general partner                       $  (7,677)  $  (8,900)  $ (9,109)
                                         ========    ========    ========



Net loss allocated to assignees         $(760,056)  $(881,111)  $(901,755)
                                         ========    ========    ========


Net loss per BAC                        $    (.58)  $    (.68)  $   (.69)
                                         ========    ========    ========









                 See notes to financial statements

                              - F-18 -
         Boston Capital Tax Credit Fund Limited Partnership

             STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

             Years ended March 31, 1996, 1995 and 1994


                                                      General
                                       Assignees      Partner    Total
                                       ---------      -------    -----
              Total
              -----

Partners' capital (deficit),
  March 31, 1993                      $47,674,709   $(377,395)$47,297,314

Syndication costs                         (45,526)          -     (45,526)

Net loss                               (8,655,274)    (87,427) (8,742,701)
                                       ----------    --------  ----------
Partners' capital (deficit),
  March 31, 1994                       38,973,909    (464,822) 38,509,087

Net loss                               (7,735,512)    (78,137) (7,813,649)
                                       ----------    --------  ----------
Partners' capital (deficit),
  March 31, 1995                       31,238,397    (542,959) 30,695,438

Net loss                               (6,134,940)    (61,969) (6,196,909)
                                       ----------    --------  ----------
Partners' capital (deficit),
  March 31, 1996                      $25,103,457   $(604,928)$24,498,529
                                       ==========    ========  ==========

                            (continued)

                              - F-19 -
         Boston Capital Tax Credit Fund Limited Partnership

       STATEMENTS OF CHANGES IN PARTNERS' CAPITAL - CONTINUED

       Years ended March 31, 1996, 1995 and 1994


                                                      General
                                       Assignees      Partner    Total
                                       ---------      -------    -----
              Series 1
              --------

Partners' capital (deficit),
  March 31, 1993                       $1,803,859   $ (96,146) $1,707,713

Net loss                                 (811,991)     (8,202)   (820,193)
                                        ---------    --------   ---------
Partners' capital (deficit),
  March 31, 1994                          991,868    (104,348)    887,520

Net loss                                 (744,536)     (7,521)   (752,057)
                                        ---------    --------   ---------
Partners' capital (deficit),
  March 31, 1995                          247,332    (111,869)    135,463

Net loss                                 (574,183)     (5,800)   (579,983)
                                        ---------    --------   ---------

Partners' capital (deficit),
  March 31, 1996                       $ (326,851)  $(117,669) $(444,520)
                                        =========    ========   =========

          Series 2
          --------

Partners' capital (deficit),
  March 31, 1993                       $4,774,309    $(21,818) $4,752,491

Net loss                                 (997,823)    (10,079) (1,007,902)
                                        ---------     -------   ---------
Partners' capital (deficit),
  March 31, 1994                        3,776,486     (31,897)  3,744,589

Net loss                                 (804,470)     (8,126)   (812,596)
                                        ---------     -------   ---------
Partners' capital (deficit),
  March 31, 1995                        2,972,016     (40,023)  2,931,993

Net loss                                 (335,383)     (3,388)   (338,771)
                                        ---------     -------   ---------

Partners' capital (deficit),
  March 31, 1996                       $2,636,633    $(43,411) $2,593,222
                                        =========     =======   =========
                            (continued)

                              - F-20 -
         Boston Capital Tax Credit Fund Limited Partnership

       STATEMENTS OF CHANGES IN PARTNERS' CAPITAL - CONTINUED

             Years ended March 31, 1996, 1995 and 1994


                                                      General
                                       Assignees      Partner    Total
                                       ---------      -------    -----
              Series 3
              --------

Partners' capital (deficit),
  March 31, 1993                      $14,232,601   $(110,695)$14,121,906

Net loss                               (2,894,489)    (29,237) (2,923,726)
                                       ----------    --------  ----------
Partners' capital (deficit),
  March 31, 1994                       11,338,112    (139,932) 11,198,180

Net loss                               (2,443,088)    (24,678) (2,467,766)
                                       ----------    --------  ----------
Partners' capital (deficit),
  March 31, 1995                        8,895,024    (164,610)  8,730,414

Net loss                               (2,187,609)    (22,097) (2,209,706)
                                       ----------    --------  ----------

Partners' capital (deficit),
  March 31, 1996                      $ 6,707,415   $(186,707)$ 6,520,708
                                       ==========    ========  ==========

              Series 4
              --------

Partners' capital (deficit),
  March 31, 1993                      $16,122,695   $ (99,877)$16,022,818

Net loss                               (2,343,646)    (23,673) (2,367,319)
                                       ----------    --------  ----------
Partners' capital (deficit),
  March 31, 1994                       13,779,049    (123,550) 13,655,499

Net loss                               (2,425,209)    (24,497) (2,449,706)
                                       ----------    --------  ----------
Partners' capital (deficit),
  March 31, 1995                       11,353,840    (148,047) 11,205,793

Net loss                               (1,985,659)    (20,057) (2,005,716)
                                       ----------    --------  ----------

Partners' capital (deficit),
  March 31, 1996                      $ 9,368,181   $(168,104)$ 9,200,077
                                       ==========    ========  ==========

                            (continued)

                              - F-21 -
         Boston Capital Tax Credit Fund Limited Partnership

       STATEMENTS OF CHANGES IN PARTNERS' CAPITAL - CONTINUED

             Years ended March 31, 1996, 1995 and 1994


                                                      General
                                       Assignees      Partner    Total
                                       ---------      -------    -----
              Series 5
              --------

Partners' capital (deficit),
  March 31, 1993                       $3,089,987    $(11,420) $3,078,567

Syndication costs                         (45,526)          -     (45,526)

Net loss                                 (705,570)     (7,127)   (712,697)
                                        ---------     -------   ---------
Partners' capital (deficit),
  March 31, 1994                        2,338,891     (18,547)  2,320,344

Net loss                                 (437,098)     (4,415)   (441,513)
                                        ---------     -------   ---------
Partners' capital (deficit),
  March 31, 1995                        1,901,793     (22,962)  1,878,831

Net loss                                 (292,050)     (2,950)   (295,000)
                                        ---------     -------   ---------

Partners' capital (deficit),
  March 31, 1996                       $1,609,743    $(25,912) $1,583,831
                                        =========     =======   =========

              Series 6
              --------

Partners' capital (deficit),
  March 31, 1993                       $7,651,258    $(37,439) $7,613,819

Net loss                                 (901,755)     (9,109)   (910,864)
                                        ---------     -------   ---------
Partners' capital (deficit),
  March 31, 1994                        6,749,503     (46,548)  6,702,955

Net loss                                 (881,111)     (8,900)   (890,011)
                                        ---------     -------   ---------
Partners' capital (deficit),
  March 31, 1995                        5,868,392     (55,448)  5,812,944

Net loss                                 (760,056)     (7,677)   (767,733)
                                        ---------     -------   ---------

Partners' capital (deficit),
  March 31, 1996                       $5,108,336    $(63,125) $5,045,211
                                        =========     =======   =========

                 See notes to financial statements

                              - F-22 -
         Boston Capital Tax Credit Fund Limited Partnership

                      STATEMENTS OF CASH FLOWS

             Years ended March 31, 1996, 1995 and 1994


                                                     Total
                                           ----------------------------

                                           1996         1995       1994
                                           ----         ----       ----

Cash flows from operating activities
  Net loss                             $(6,196,909)$(7,813,649)$(8,742,701)
  Adjustments to reconcile net loss
  to net cash used in operating
  activities
    Amortization                                 -      89,926    198,408
    Distributions from operating
      limited partnerships                   1,615         668     16,556
    Share of losses from operating
      limited partnerships               5,141,108   6,602,292  7,443,042
    Other assets                           (53,362)     21,409   (208,005)
    Accounts payable and accrued
      expenses                             979,194     954,939    900,347
                                        ----------  ----------  ----------
          Net cash (used in) operating
            activities                    (128,354)   (144,415)  (392,353)
                                        ----------  ----------  ----------
Cash flows from investing activities
  Capital contributions paid to
    operating limited partnerships               -     (13,623)(1,124,942)
                                        ----------  ----------  ----------
          Net cash used in investing
            activities                           -     (13,623)(1,124,942)
                                        ----------  ----------  ----------

          NET INCREASE (DECREASE) IN
            CASH AND CASH EQUIVALENTS     (128,354)   (158,038) (1,517,295)

Cash and cash equivalents, beginning       409,285     567,323   2,084,618
                                        ----------  ----------  ----------

Cash and cash equivalents, ending      $   280,931 $   409,285 $   567,323
                                        ==========  ==========  ==========












                            (continued)

                              - F-23 -
         Boston Capital Tax Credit Fund Limited Partnership

                STATEMENTS OF CASH FLOWS - CONTINUED

             Years ended March 31, 1996, 1995 and 1994


                                                      Total
                                           ----------------------------
                                           1996       1995       1994
                                           ----       ----       ----

Supplemental schedule of noncash investing and financing activities

  The partnership has decreased (increased)
    its investments in operating limited
    partnerships for amounts required to be
    repaid (adjusted) by the operating limited
    partnerships for low income tax
    credits not generated                 $      -   $(42,525)  $  1,602
                                           =======    =======    =======


  The partnership has decreased
    its investments in operating limited
    partnerships for syndication costs
    from operating partnerships           $      -   $      -   $ 45,526
                                           =======    =======    =======






























                            (continued)

                              - F-24 -
         Boston Capital Tax Credit Fund Limited Partnership

                STATEMENTS OF CASH FLOWS - CONTINUED

             Years ended March 31, 1996, 1995 and 1994



                                                    Series 1
                                           ---------------------------

                                           1996       1995       1994
                                           ----       ----       ----

Cash flows from operating activities
  Net loss                               $(579,983) $(752,057) $(820,193)
  Adjustments to reconcile net loss to
  net cash provided by (used in) operating
  activities
    Amortization                                 -     11,045     20,498
    Cash flows from operating
      limited partnerships                       -          -          -
    Share of losses from operating
      limited partnerships                 382,696    542,971    632,715
    Other assets                           (38,853)   (15,449)         -
    Accounts payable and accrued
      expenses                             220,864    180,863    180,139
                                          --------   --------   --------
          Net cash provided by (used in)
            operating activities           (15,276)   (32,627)    13,159
                                          --------   --------   --------
Cash flows from investing activities
  Capital contributions paid to
    operating limited partnerships               -          -          -
                                          --------   --------   --------
          Net cash used in investing
            activities                           -          -          -
                                          --------   --------   --------

          NET INCREASE (DECREASE) IN
            CASH AND CASH EQUIVALENTS      (15,276)   (32,627)    13,159

Cash and cash equivalents, beginning        67,610    100,237     87,078
                                          --------   --------   --------

Cash and cash equivalents, ending        $  52,334  $  67,610  $ 100,237
                                          ========   ========   ========












                            (continued)

                              - F-25 -
         Boston Capital Tax Credit Fund Limited Partnership

                STATEMENTS OF CASH FLOWS - CONTINUED

             Years ended March 31, 1996, 1995 and 1994



                                                    Series 1
                                           ---------------------------

                                           1996       1995       1994
                                           ----       ----       ----

Supplemental schedule of noncash investing and financing activities

  The partnership has decreased (increased)
    its investments in operating limited
    partnerships for amounts required to be
    repaid (adjusted) by the operating limited
    partnerships for low income tax
    credits not generated                 $      -   $(42,525)  $  1,602
                                           =======    =======    =======


  The partnership has decreased
    its investments in operating limited
    partnerships for syndication costs
    from operating partnerships           $      -   $      -   $ 45,526
                                           =======    =======    =======




























                            (continued)

                              - F-26 -
         Boston Capital Tax Credit Fund Limited Partnership

                STATEMENTS OF CASH FLOWS - CONTINUED

             Years ended March 31, 1996, 1995 and 1994



                                                    Series 2
                                           ---------------------------

                                           1996       1995       1994
                                           ----       ----       ----

Cash flows from operating activities
  Net loss                               $(338,771) $(812,596)$(1,007,902)
  Adjustments to reconcile net loss to
  net cash provided by (used in) operating
  activities
    Amortization                                 -      6,102      15,233
    Cash flows from operating
      limited partnerships                       -          -       4,556
    Share of losses from operating
      limited partnerships                 247,263    709,485     906,577
    Other assets                                 -          -    (300,000)
    Accounts payable and accrued
      expenses                              69,239     69,240      65,500
                                          --------   --------  ----------
          Net cash provided by (used in)
            operating activities           (22,269)   (27,769)   (316,036)
                                          --------   --------  ----------
Cash flows from investing activities
  Capital contributions paid to
    operating limited partnerships               -          -           -
                                          --------   --------  ----------
          Net cash used in investing
            activities                           -          -           -
                                          --------   --------  ----------

          NET INCREASE (DECREASE) IN
            CASH AND CASH EQUIVALENTS      (22,269)   (27,769)   (316,036)

Cash and cash equivalents, beginning        23,531     51,300     367,336
                                          --------   --------  ----------

Cash and cash equivalents, ending        $   1,262  $  23,531 $    51,300
                                          ========   ========  ==========












                            (continued)

                              - F-27 -
         Boston Capital Tax Credit Fund Limited Partnership

                STATEMENTS OF CASH FLOWS - CONTINUED

             Years ended March 31, 1996, 1995 and 1994



                                                    Series 2
                                           ---------------------------

                                           1996       1995       1994
                                           ----       ----       ----

Supplemental schedule of noncash investing and financing activities

  The partnership has decreased (increased)
    its investments in operating limited
    partnerships for amounts required to be
    repaid (adjusted) by the operating limited
    partnerships for low income tax
    credits not generated                 $      -   $      -   $      -
                                           =======    =======    =======


  The partnership has decreased
    its investments in operating limited
    partnerships for syndication costs
    from operating partnerships           $      -   $      -   $      -
                                           =======    =======    =======




























                            (continued)

                              - F-28 -
         Boston Capital Tax Credit Fund Limited Partnership

                STATEMENTS OF CASH FLOWS - CONTINUED

             Years ended March 31, 1996, 1995 and 1994



                                                    Series 3
                                           ---------------------------

                                           1996       1995       1994
                                           ----       ----       ----

Cash flows from operating activities
  Net loss                             $(2,209,706)$(2,467,766)$(2,923,726)
  Adjustments to reconcile net loss to
  net cash provided by (used in) operating
  activities
    Amortization                                 -      20,196      56,820
    Cash flows from operating
      limited partnerships                   1,615         299           -
    Share of losses from operating
      limited partnerships               1,908,512   2,120,318   2,467,640
    Other assets                                 -      24,319        (200)
    Accounts payable and accrued
      expenses                             279,967     320,220     263,566
                                        ----------  ----------  ----------
          Net cash provided by (used in)
            operating activities           (19,612)     17,586    (135,900)
                                        ----------  ----------  ----------
Cash flows from investing activities
  Capital contributions paid to
    operating limited partnerships               -     (13,623)    (24,944)
                                        ----------  ----------  ----------
          Net cash used in investing
            activities                           -     (13,623)    (24,944)
                                        ----------  ----------  ----------

          NET INCREASE (DECREASE) IN
            CASH AND CASH EQUIVALENTS      (19,612)      3,963    (160,844)

Cash and cash equivalents, beginning        25,072      21,109     181,953
                                        ----------  ----------  ----------

Cash and cash equivalents, ending      $     5,460 $    25,072 $    21,109
                                        ==========  ==========  ==========












                            (continued)

                              - F-29 -
         Boston Capital Tax Credit Fund Limited Partnership

                STATEMENTS OF CASH FLOWS - CONTINUED

             Years ended March 31, 1996, 1995 and 1994



                                                    Series 3
                                           ---------------------------

                                           1996       1995       1994
                                           ----       ----       ----

Supplemental schedule of noncash investing and financing activities

  The partnership has decreased (increased)
    its investments in operating limited
    partnerships for amounts required to be
    repaid (adjusted) by the operating limited
    partnerships for low income tax
    credits not generated                 $      -   $(27,278)  $      -
                                           =======    =======    =======


  The partnership has decreased
    its investments in operating limited
    partnerships for syndication costs
    from operating partnerships           $      -   $      -   $      -
                                           =======    =======    =======




























                            (continued)

                              - F-30 -
         Boston Capital Tax Credit Fund Limited Partnership

                STATEMENTS OF CASH FLOWS - CONTINUED

             Years ended March 31, 1996, 1995 and 1994



                                                    Series 4
                                           ----------------------------

                                           1996       1995       1994
                                           ----       ----       ----

Cash flows from operating activities
  Net loss                             $(2,005,716)$(2,449,706)$(2,367,319)
  Adjustments to reconcile net loss to
  net cash provided by (used in) operating
  activities
    Amortization                                 -      27,935      65,802
    Cash flows from operating
      limited partnerships                       -         369           -
    Share of losses from operating
      limited partnerships               1,721,644   2,140,342   2,006,989
    Other assets                           (14,509)          -      83,564
    Accounts payable and accrued
      expenses                             265,394     250,884     227,505
                                        ----------  ----------  ----------
          Net cash provided by (used in)
            operating activities           (33,187)    (30,176)     16,541
                                        ----------  ----------  ----------
Cash flows from investing activities
  Capital contributions paid to
    operating limited partnerships               -           -    (668,690)
                                        ----------  ----------  ----------
          Net cash used in investing
            activities                           -           -    (668,690)
                                        ----------  ----------  ----------

          NET INCREASE (DECREASE) IN
            CASH AND CASH EQUIVALENTS      (33,187)    (30,176)   (652,149)

Cash and cash equivalents, beginning        59,115      89,291     741,440
                                        ----------  ----------  ----------

Cash and cash equivalents, ending      $    25,928 $    59,115 $    89,291
                                        ==========  ==========  ==========












                            (continued)

                              - F-31 -
         Boston Capital Tax Credit Fund Limited Partnership

                STATEMENTS OF CASH FLOWS - CONTINUED

             Years ended March 31, 1996, 1995 and 1994



                                                    Series 4
                                           ----------------------------

                                           1996       1995       1994
                                           ----       ----       ----

Supplemental schedule of noncash investing and financing activities

  The partnership has decreased (increased)
    its investments in operating limited
    partnerships for amounts required to be
    repaid (adjusted) by the operating limited
    partnerships for low income tax
    credits not generated                 $      -   $(15,247)  $  1,602
                                           =======    =======    =======


  The partnership has decreased
    its investments in operating limited
    partnerships for syndication costs
    from operating partnerships           $      -   $      -   $      -
                                           =======    =======    =======




























                             (continued)

                               - F-32 -

        Boston Capital Tax Credit Fund Limited Partnership

                STATEMENTS OF CASH FLOWS - CONTINUED

             Years ended March 31, 1996, 1995 and 1994



                                                    Series 5
                                           ---------------------------

                                           1996       1995       1994
                                           ----       ----       ----

Cash flows from operating activities
  Net loss                               $(295,000) $(441,513) $(712,697)
  Adjustments to reconcile net loss to
  net cash provided by (used in) operating
  activities
    Amortization                                 -      7,781      9,792
    Cash flows from operating
      limited partnerships                       -          -          -
    Share of losses from operating
      limited partnerships                 243,674    374,284    638,018
    Other assets                                 -          -    (33,113)
    Accounts payable and accrued
      expenses                                (544)   (10,544)    35,911
                                          --------   --------   --------
          Net cash provided by (used in)
            operating activities           (51,870)   (69,992)   (62,089)
                                          --------   --------   --------
Cash flows from investing activities
  Capital contributions paid to
    operating limited partnerships               -          -          -
                                          --------   --------   --------
          Net cash used in investing
            activities                           -          -          -
                                          --------   --------   --------

          NET INCREASE (DECREASE)
            IN CASH AND CASH EQUIVALENTS   (51,870)   (69,992)   (62,089)

Cash and cash equivalents, beginning       208,686    278,678    340,767
                                          --------   --------   --------

Cash and cash equivalents, ending        $ 156,816  $ 208,686  $ 278,678
                                           ========   ========   ========












                            (continued)

                              - F-33 -
         Boston Capital Tax Credit Fund Limited Partnership

                STATEMENTS OF CASH FLOWS - CONTINUED

             Years ended March 31, 1996, 1995 and 1994



                                                    Series 5
                                           ---------------------------

                                           1996       1995       1994
                                           ----       ----       ----

Supplemental schedule of noncash investing and financing activities

  The partnership has decreased (increased)
    its investments in operating limited
    partnerships for amounts required to be
    repaid (adjusted) by the operating limited
    partnerships for low income tax
    credits not generated                 $      -   $      -   $      -
                                           =======    =======    =======


  The partnership has decreased
    its investments in operating limited
    partnerships for syndication costs
    from operating partnerships           $      -   $      -   $ 45,526
                                           =======    =======    =======



























                            (continued)

                              - F-34 -

       Boston Capital Tax Credit Fund Limited Partnership

                STATEMENTS OF CASH FLOWS - CONTINUED

             Years ended March 31, 1996, 1995 and 1994



                                                    Series 6
                                           ---------------------------

                                           1996       1995       1994
                                           ----       ----       ----

Cash flows from operating activities
  Net loss                               $(767,733) $(890,011) $(910,864)
  Adjustments to reconcile net loss to
  net cash provided by (used in) operating
  activities
    Amortization                                 -     16,867     30,263
    Cash flows from operating
      limited partnerships                       -          -     12,000
    Share of losses from operating
      limited partnerships                 637,319    714,892    791,103
    Other assets                                 -     12,539     41,744
    Accounts payable and accrued
      expenses                             144,274    144,276    127,726
                                          --------   --------   --------
          Net cash provided by (used in)
            operating activities            13,860     (1,437)    91,972
                                          --------   --------   --------
Cash flows from investing activities
  Capital contributions paid to
    operating limited partnerships               -          -   (431,308)
                                          --------   --------   --------
          Net cash used in investing
            activities                           -          -   (431,308)
                                          --------   --------   --------

          NET INCREASE (DECREASE) IN
            CASH AND CASH EQUIVALENTS       13,860     (1,437)  (339,336)

Cash and cash equivalents, beginning        25,271     26,708    366,044
                                          --------   --------   --------

Cash and cash equivalents, ending        $  39,131  $  25,271  $  26,708
                                           ========   ========   ========












                            (continued)

                              - F-35 -
         Boston Capital Tax Credit Fund Limited Partnership

                STATEMENTS OF CASH FLOWS - CONTINUED

             Years ended March 31, 1996, 1995 and 1994



                                                    Series 6
                                           ---------------------------

                                           1996       1995       1994
                                           ----       ----       ----

Supplemental schedule of noncash investing and financing activities

  The partnership has decreased (increased)
    its investments in operating limited
    partnerships for amounts required to be
    repaid (adjusted) by the operating limited
    partnerships for low income tax
    credits not generated                 $      -   $      -   $      -
                                           =======    =======    =======


  The partnership has decreased
    its investments in operating limited
    partnerships for syndication costs
    from operating partnerships           $      -   $      -   $      -
                                           =======    =======    =======




























                 See notes to financial statements

                              - F-36 -
        Boston Capital Tax Credit Fund Limited Partnership

                  NOTES TO FINANCIAL STATEMENTS

                  March 31, 1996, 1995 and 1994



NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

  Boston Capital Tax Credit Fund Limited Partnership (the "partnership") (formerly American Affordable Housing VI Limited Partnership) was formed under the laws of the State of Delaware as of June 1, 1988, for the purpose of acquiring, holding, and disposing of limited partnership interests in operating limited partnerships which have acquired, developed, rehabilitated, operate and own newly constructed, existing or rehabilitated apartment complexes which qualify for the Low-Income Housing Tax Credit established by the Tax Reform Act of 1986. Certain of the apartment complexes may also qualify for the Historic Rehabilitation Tax Credit for the rehabilitation of certified historic structures, accordingly, the apartment complexes are restricted as to rent charges and operating methods and are subject to the provisions of Section 42(g)(2) of the Internal Revenue Code relating to the Rehabilitation Investment Credit. The general partner of the partnership is Boston Capital Associates Limited Partnership and the limited partner is BCTC Assignor Corp. (the assignor limited partner).

  Pursuant to the Securities Act of 1933, the partnership filed a Form S-11 Registration Statement with the Securities and Exchange Commission, effective August 29, 1988, which covered the offering (the "Public Offering") of the partnership's beneficial assignee certificates ("BACs") representing assignments of units of the beneficial interest of the limited partnership interest of the assignor limited partner. The partnership registered 10,000,000 BACs at $10 per BAC for sale to the public in six series. BACs sold in bulk were offered to investors at a reduced cost per BAC.

  In accordance with the limited partnership agreement, profits, losses, and cash flow (subject to certain priority allocations and distributions) and tax credits are allocated 99% to the assignees and 1% to the general partner.

  Organization Costs
  ------------------

  Initial organization and offering expenses common to all series are allocated on a percentage of equity raised to each series.

  Organization costs were amortized on the straight-line method over sixty months. As of March 31, 1995, the organization costs were fully amortized.












                              - F-37 -
       Boston Capital Tax Credit Fund Limited Partnership

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1996, 1995 and 1994


  NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES
         (Continued)

  Investments in Operating Limited Partnerships
  ---------------------------------------------

  The partnership accounts for its investments in operating limited partner-ships using the equity method of accounting. Under the equity method of accounting, the partnership adjusts its investment cost for its share of each operating limited partnership's results of operations and for any distributions received or accrued. However, the partnership recognizes individual operating limited partnership's losses only to the extent of capital contributions. Unrec-ognized losses will be suspended and offset against future individual operating partnership's income.

  Cash Equivalents
  ----------------

  Cash equivalents include certificates of deposit and a money market accounts having original maturities at date of acquisition of three months or less. The carrying amounts approximates fair value because of the short maturity of these instruments.

  Income Taxes
  ------------

  No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the general partner and assignees individually.

  Fiscal Year
  -----------

  For financial reporting purposes the partnership uses a March 31 year end, whereas for income tax reporting purposes, the partnership uses a calendar year. The operating limited partnerships use a calendar year for both financial and income tax reporting.

  Net Loss per Beneficial Assignee Certificate
  --------------------------------------------

  Net loss per beneficial assignee certificate is calculated based upon the number of units outstanding. The number of units outstanding in each series for each of the three years in the period ended March 31, 1996 is as follows:










                               - F-38 -

        Boston Capital Tax Credit Fund Limited Partnership

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1996, 1995 and 1994


  NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES
         (Continued)

         Series 1                                  $1,299,900
         Series 2                                     830,300
         Series 3                                   2,882,200
         Series 4                                   2,995,300
         Series 5                                     489,900
         Series 6                                   1,303,000
                                                    ---------
              Total                                $9,800,600
                                                    =========
  Use of Estimates
  ----------------

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

  Recent Accounting Statements Not Yet Adopted
  --------------------------------------------

  In March, 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 is effective for financial statements issued for fiscal years beginning after December 15, 1995, with earlier application permitted. SFAS No. 121 addresses the accounting for long-lived assets and certain identifiable intangibles to be held and used by an entity to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The partnership will adopt SFAS No. 121 on April 1, 1996, as required. Adopting SFAS No. 121 is not expected to have a significant effect on the partnership's financial statements.

  NOTE B - RELATED PARTY TRANSACTIONS

  During the years ended March 31, 1996, 1995 and 1994, the partnership entered into several transactions with various affiliates of the general partner, including Boston Capital Partners, Inc., Boston Capital Services, Inc., and Boston Capital Communications Limited Partnership as follows:

  Boston Capital Communications Limited Partnership is entitled to an annual partnership management fee based on .375 percent of the aggregate cost of all apartment complexes acquired by the operating limited partnerships, less the amount of certain partnership management and reporting fees paid or payable by the operating limited partnerships. The aggregate cost is comprised of the capital contributions made by each series to the operating limited partnership and 99% of the permanent financing at the operating limited partnership level.


                              - F-39 -
       Boston Capital Tax Credit Fund Limited Partnership

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1996, 1995 and 1994

  NOTE B - RELATED PARTY TRANSACTIONS (Continued)

  The annual partnership management fee charged to operations net of reporting fees for the years ended March 31, 1996, 1995 and 1994 are as follows:
                                            1996       1995       1994
                                            ----       ----       ----
         Series 1                         $168,613   $169,824   $176,864
         Series 2                           67,136     69,090     65,995
         Series 3                          260,282    260,024    268,712
         Series 4                          245,494    235,313    218,040
         Series 5                           38,456     39,456     39,456
         Series 6                          108,733    135,626    111,536
                                           -------    -------    -------
                                          $888,714   $909,333   $880,603
                                           =======    =======    =======

  General and administrative expenses incurred by Boston Capital Partners, Inc. and Boston Capital Communications Limited Partnership were charged to each series' operations for the years ended March 31, 1996, 1995 and 1994 are as follows:
                                              1996       1995       1994
                                              ----       ----       ----
         Series 1                          $ 3,563    $ 2,142    $ 1,494
         Series 2                            5,824      3,309      4,601
         Series 3                            4,356      3,444      6,753
         Series 4                            7,995      4,314      6,482
         Series 5                            4,147      2,599      4,350
         Series 6                            3,387      2,054      1,494
                                            ------     ------     ------
                                           $29,272    $17,862    $25,174
                                            ======     ======     ======

  Accounts payable - affiliates at March 31, 1996 and 1995 represents general and administrative expense and partnership management fees which are payable to Boston Capital Partners, Inc., Boston Capital Services, Inc. and Boston Capital Communications Limited Partnership. The carrying value of the accounts payable - affiliates approximates fair value.

  NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS

  At March 31, 1996, 1995 and 1994, the partnership has limited partnership interests in 105 operating limited partnerships which own apartment com-plexes. The number of operating limited partnerships in which the partnership has limited partnership interests at March 31, 1996, 1995 and 1994 by series are as follows:

         Series 1                                          19
         Series 2                                           8
         Series 3                                          33
         Series 4                                          25
         Series 5                                           5
         Series 6                                          15
                                                          ---
                                                          105
                                                          ===
                            - F-40 -

       Boston Capital Tax Credit Fund Limited Partnership

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1996, 1995 and 1994

  NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

  The partnership's investments in operating limited partnerships at March 31, 1996 are summarized as follows:
                                                                Total
                                                               --------
  Capital contributions paid and to be paid
  to operating limited partnerships,
  net of tax credit adjusters                                $69,626,749

  Acquisition costs of operating
  limited partnerships                                        11,976,945

  Syndication costs from operating
  limited partnerships                                           (45,526)

  Cumulative distributions from
  operating limited partnerships                                 (72,518)

  Cumulative losses from operating
  limited partnerships                                       (54,090,050)
                                                              ----------

  Investment per balance sheets                               27,395,600

  The partnership has (has not)recorded capital
  contributions to the operating limited
  partnerships during the year ended March 31, 1996,
  which have not (has) been included in the
  partnerships' capital account included in the
  operating limited partnerships' financial
  statements as of December 31, 1995                            (455,592)

  The partnership has recorded acquisition costs
  (reimbursements) at March 31, 1996, which have
  not been accounted for in the net assets of the
  operating limited partnerships                                (829,599)

  The partnership has recorded a share of losses
  from operating limited partnerships for the
  three months ended March 31, 1990, which the
  limited partnerships have not included in
  their capital accounts as of December 31, 1995               1,466,033

  The partnership has recorded low income
  housing tax credit adjusters not record-
  ed by operating limited partnerships.                          178,052

  Equity in losses from operating limited
  partnerships not recognizable under
  the equity method of accounting.                           (12,023,853)

  Other                                                         (107,512)
                                                              ----------
  Equity per operating partnerships'
  combined financial statements                              $15,623,129
                                                              ==========

                              - F-41 -
       Boston Capital Tax Credit Fund Limited Partnership

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1996, 1995 and 1994

  NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

  The partnership's investments in operating limited partnerships at March 31, 1996 are summarized as follows:

                                         Series 1   Series 2    Series 3
                                         --------   --------    --------
  Capital contributions paid and to be
  paid to operating limited partner-
  ships, net of tax credit adjusters   $ 9,037,551 $5,565,026 $20,710,406

  Acquisition costs of operating
  limited partnerships                   1,569,525  1,005,656   3,486,122

  Syndication costs from operating
  limited partnerships                           -          -           -

  Cumulative distributions from
  operating limited partnerships            (5,538)    (5,446)    (41,041)

  Cumulative losses from operating
  limited partnerships                 (10,223,481)(4,120,072)(16,654,527)
                                        ----------  ---------  ----------

  Investment per balance sheets            378,057  2,445,164   7,500,960

  The partnership has (has not)
  recorded capital contributions to
  the operating limited partnerships
  during the year ended March 31, 1996,
  which have not (has) been included
  in the partnerships' capital account
  included in the operating limited
  partnerships' financial statements
  as of December 31, 1995.                       -   (311,339)  (105,193)

  The partnership has recorded acquisi-
  tion costs (reimbursements) at March 31,
  1996, which have not been accounted for
  in the net assets of the operating
  limited partnerships.                   (578,746)   (46,332)   116,865

  The partnership has recorded a share
  of losses from operating limited par-
  tnerships for the three months ended
  March 31, 1990, which the operating
  limited partnerships have not includ-
  ed in their capital accounts as of
  December 31, 1995.                       667,397          -    798,636

  The partnership has recorded low income
  housing tax credit adjusters not record-
  ed by operating limited partnerships.     31,815     63,725     47,191

  Equity in losses from operating limit-
  ed partnerships not recognizable under
  the equity method of accounting.      (5,633,033)  (690,350)(2,521,123)

  Other                                     (9,999)    80,763   (228,298)
                                        ----------  --------- ----------

  Equity per operating partnerships'
    combined financial statements      $(5,144,509)$1,541,631$ 5,609,038
                                        ==========  ========= ==========




                              - F-42 -
       Boston Capital Tax Credit Fund Limited Partnership

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1996, 1995 and 1994

  NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

  The partnership's investments in operating limited partnerships at March 31, 1996 are summarized as follows:

                                         Series 4   Series 5   Series 6
                                         --------   --------   --------
  Capital contributions paid and to be
  paid to operating limited partner-
  ships, net of tax credit adjusters   $21,719,700 $3,273,323 $9,320,743

  Acquisition costs of operating limit-
  ed partnerships                        3,661,756    599,776  1,654,110

  Syndication costs from operating
  limited partnerships                           -    (45,526)         -

  Cumulative distributions from
  operating limited partnerships              (369)         -    (20,124)

  Cumulative losses from operating
  limited partnerships                 (15,447,372)(2,405,302)(5,239,296)
                                        ----------  --------- ----------

  Investment per balance sheets          9,933,715  1,422,271  5,715,433

  The partnership has (has not) recorded
  capital contributions to the operating
  limited partnerships during the year
  ended March 31, 1996, which have not
  (has) been included in the partner-
  ships' capital account included in the
  operating limited partnerships' finan-
  cial statements as of December 31, 1995.  (4,475)    (34,585)        -

  The partnership has recorded acquisi-
  tion costs (reimbursements) at March
  31, 1996, which have not been account-
  ed for in the net assets of the operat-
  ing limited partnerships.               (647,983)     8,269    318,328

  The partnership has recorded a share
  of losses from operating limited part-
  nerships for the three months ended
  March 31, 1990, which the operating
  limited partnerships have not included
  n their capital accounts as of Decem-
  ber 31, 1995.                                  -          -          -

  The partnership has recorded low income
  housing tax credit adjusters not record-
  ed by operating limited partnerships.      9,747          -     25,574

  Equity in losses from operating limited
  partnerships not recognizable under
  the equity method of accounting.      (2,828,349)  (216,335)  (134,663)

  Other                                     17,220     (2,207)    35,009
                                        ----------  ---------  ---------

  Equity per operating partnerships'
    combined financial statements      $ 6,479,875 $1,177,413 $5,959,681
                                        ==========  =========  =========




                              - F-43 -
       Boston Capital Tax Credit Fund Limited Partnership

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1996, 1995 and 1994

  NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

  The partnership's investments in operating limited partnerships at March 31, 1995 are summarized as follows:

                                                                Total
                                                                -----
  Capital contributions paid and to be paid
  to operating limited partner-ships, net
  of tax credit adjusters                                    $69,626,749

  Acquisition costs of operating limited
  partnerships                                                11,976,945

  Syndication costs from operating
  limited partnerships                                           (45,526)

  Cumulative distributions from
  operating limited partnerships                                 (70,903)


  Cumulative losses from operating limited
  partnerships
                                                             (48,948,942)
                                                              ----------

  Investment per balance sheets                               32,538,323

  The partnership has (has not) recorded
  capital contributions to the operating
  limited partnerships during the year
  ended March 31, 1995, which have not (has)
  been included in the partnerships' capital
  account included in the operating limited
  partnerships' financial statements as of
  December 31, 1994.                                              66,010

  The partnership has recorded acquisition
  costs (reimbursements) at March 31, 1995,
  which have not been accounted for in the
  net assets of the operating limited part-
  nerships.                                                     (829,599)

  The partnership has recorded a share of
  losses from operating limited partnerships
  for the three months ended March 31, 1990,
  which the operating limited partnerships
  have not included in their capital accounts
  as of December 31, 1994.                                     1,466,033

  The partnership has recorded low income
  housing tax credit adjusters not recorded
  by operating limited partnerships.                             178,052

  Equity in losses from operating limited
  partnerships not recognizable under the
  equity method of accounting.                                (7,948,590)

  Other                                                          218,244
                                                              ----------

  Equity per operating partnerships'
    combined financial statements                            $25,688,473
                                                              ==========




                              - F-44 -
       Boston Capital Tax Credit Fund Limited Partnership

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1996, 1995 and 1994

  NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

  The partnership's investments in operating limited partnerships at March 31, 1995 are summarized as follows:

                                         Series 1   Series 2   Series 3
                                         --------   --------   --------
  Capital contributions paid and to be
  paid to operating limited partner-
  ships, net of tax credit adjusters   $ 9,037,551 $5,565,026 $20,710,406

  Acquisition costs of operating limit-
  ed partnerships                        1,569,525  1,005,656   3,486,122

  Syndication costs from operating
  limited partnerships                           -          -           -

  Cumulative distributions from
  operating limited partnerships            (5,538)    (5,446)    (39,426)


  Cumulative losses from operating
  limited partnerships                  (9,840,785)(3,872,809)(14,746,015)
                                        ----------  ---------  ----------

  Investment per balance sheets            760,753  2,692,427   9,411,087

  The partnership has (has not) record-
  ed capital contributions to the oper-
  ating limited partnerships during the
  year ended March 31, 1995, which have
  not (has) been included in the partn-
  erships' capital account included in
  the operating limited partnerships'
  financial statements as of December 31,
  1994.                                          -     26,549     74,046

  The partnership has recorded acquisi-
  tion costs (reimbursements) at March
  31, 1995, which have not been account-
  ed for in the net assets of the operat-
  ing limited partnerships.               (578,746)   (46,332)   116,865

  The partnership has recorded a share
  of losses from operating limited part-
  nerships for the three months ended
  March 31, 1990, which the operating
  limited partnerships have not included
  in their capital accounts as of Decem-
  ber 31, 1994.                            667,397          -    798,636

  The partnership has recorded low
  income housing tax credit adjusters
  not recorded by operating limited
  partnerships.                             31,815     63,725     47,191

  Equity in losses from operating
  limited partnerships not recognizable
  under the equity method of
  accounting.                           (3,953,956)   (12,452)(1,794,215)

  Other                                     (3,041)    81,867   (112,731)
                                        ----------  --------- ----------

  Equity per operating partnerships'
    combined financial statements      $(3,075,778)$2,805,784$ 8,540,879
                                        ==========  ========= ==========

                              - F-45 -
       Boston Capital Tax Credit Fund Limited Partnership

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1996, 1995 and 1994

  NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

  The partnership's investments in operating limited partnerships at March 31, 1995 are summarized as follows:

                                         Series 4   Series 5   Series 6
                                         --------   --------   --------
  Capital contributions paid and to
  be paid to operating limited
  partner-ships, net of tax credit
  adjusters                            $21,719,700 $3,273,323 $9,320,743

  Acquisition costs of operating
  limited partnerships                   3,661,756    599,776  1,654,110

  Syndication costs from operating
  limited partnerships                           -    (45,526)         -

  Cumulative distributions from
  operating limited partnerships              (369)         -    (20,124)


  Cumulative losses from operating
  limited partnerships                 (13,725,728)(2,161,628)(4,601,977)
                                        ----------  --------- ----------

  Investment per balance sheets         11,655,359  1,665,945  6,352,752

  The partnership has (has not)
  recorded capital contributionsto the
  operating limited partnerships during
  the yearended March 31, 1995, which
  have not (has) been included in
  the partnerships' capital account
  included in the operating limited
  partnerships' financial statements
  as of December 31, 1994.                       -    (34,585)         -

  The partnership has recorded
  acquisition costs (reimbursements)
  at March 31, 1995, which have not been
  accounted for in the net assets of
  the operating limited partnerships.     (647,983)     8,269    318,328

  The partnership has recorded a share of
  losses from operating limited
  partnerships for the three months
  ended March 31, 1990, which the
  operating limited partnerships have
  not included in their capital accounts
  as of December 31, 1994.                       -         -         -

  The partnership has recorded low income
  housing tax credit adjusters not
  recorded by operating limited
  partnerships.                               9,747          -     25,574

  Equity in losses from operating
  limited partnerships not
  recognizable under the equity
  method of accounting.                  (2,084,223)         -   (103,744)

  Other                                     208,778      8,362     35,009
                                         ----------  --------- ----------

  Equity per operating partnerships'
    combined financial statements       $ 9,141,678 $1,647,991$ 6,627,919
                                        ==========  ========= ==========

                              - F-46 -
       Boston Capital Tax Credit Fund Limited Partnership

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1996, 1995 and 1994



  NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

  The combined summarized balance sheets of the operating limited partnerships at December 31, 1995 are as follows:

               COMBINED SUMMARIZED BALANCE SHEETS

                                Total    Series 1    Series 2    Series 3
                                -----    --------    --------    --------
          ASSETS

  Buildings and improvements,
    net of accumulated
    depreciation           $276,339,830 $40,632,051 $22,211,962 $64,919,455

    Land                     14,410,152   1,572,689   1,123,628   3,930,014

    Other assets             17,411,358   2,674,197   1,334,559   3,736,024
                            -----------  ----------  ----------  ----------

                           $308,161,340 $44,878,937 $24,670,149 $72,585,493
                            ===========  ==========  ==========  ==========


   LIABILITIES AND PARTNERS' CAPITAL

    Mortgages and construction
      loans payable        $226,352,153 $40,105,177 $16,199,860 $55,367,692

    Accounts payable and
      accrued expenses       31,518,943   7,598,609   2,490,068   5,757,991

    Other liabilities        24,481,296   5,004,944   3,728,164   3,570,767
                            -----------  ----------  ----------  ----------

                            282,352,392  52,708,730  22,418,092  64,696,450
                            -----------  ----------  ----------  ----------
  PARTNERS' CAPITAL
    Boston Capital Tax
     Credit Fund
     Limited Partnership     15,623,129  (5,144,509)  1,541,631   5,609,038

     Other partners          10,185,819  (2,685,284)    710,426   2,280,005
                            -----------  ----------  ----------  ----------

                             25,808,948  (7,829,793)  2,252,057   7,889,043
                            -----------  ----------  ----------  ----------

                           $308,161,340 $44,878,937 $24,670,149 $72,585,493
                            ===========  ==========  ==========  ==========




                              - F-47 -
       Boston Capital Tax Credit Fund Limited Partnership

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1996, 1995 and 1994



  NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

  The combined summarized balance sheets of the operating limited partnerships at December 31, 1995 are as follows:

         COMBINED SUMMARIZED BALANCE SHEETS - CONTINUED

                                        Series 4    Series 5    Series 6
                                        --------    --------    --------
          ASSETS

    Buildings and improvements, net
      of accumulated depreciation      $82,312,410 $17,568,067 $48,695,885

    Land                                 4,098,697     880,396   2,804,728

    Other assets                         5,048,781     522,944   4,094,853
                                        ----------  ----------  ----------

                                       $91,459,888 $18,971,407 $55,595,466
                                        ==========  ==========  ==========


   LIABILITIES AND PARTNERS' CAPITAL

    Mortgages and construction loans
      payable                          $62,696,478 $11,525,516 $40,457,430

    Accounts payable and accrued
      expenses                          10,017,923   2,413,512   3,240,840

    Other liabilities                    6,382,319   3,189,112   2,605,990
                                        ----------  ----------  ----------

                                        79,096,720  17,128,140  46,304,260
                                        ----------  ----------  ----------
    PARTNERS' CAPITAL
      Boston Capital Tax Credit Fund
        Limited Partnership              6,479,875   1,177,413   5,959,681

      Other partners                     5,883,293     665,854   3,331,525
                                        ----------  ----------  ----------

                                        12,363,168   1,843,267   9,291,206
                                        ----------  ----------  ----------

                                       $91,459,888 $18,971,407 $55,595,466
                                        ==========  ==========  ==========






                              - F-48 -
       Boston Capital Tax Credit Fund Limited Partnership

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1996, 1995 and 1994



  NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

  The combined summarized balance sheets of the operating limited partnerships at December 31, 1994 are as follows:

         COMBINED SUMMARIZED BALANCE SHEETS - CONTINUED

                                  Total    Series 1    Series 2   Series 3
                                  -----    --------    --------   --------
             ASSETS

  Buildings and improvements,
    net of accumulated
    depreciation           $283,681,465 $42,433,122 $21,471,805 $67,086,585

  Land                       15,042,281   1,572,689   1,123,628   4,562,143

  Other assets               20,131,683   2,378,652   2,679,689   3,865,261
                            -----------  ----------  ----------  ----------

                           $318,855,429 $46,384,463 $25,275,122 $75,513,989
                            ===========  ==========  ==========  ==========


  LIABILITIES AND PARTNERS' CAPITAL

    Mortgages and
      construction
      loans payable        $230,081,549 $43,078,212 $16,297,678 $54,837,250

    Accounts payable and
      accrued expenses       27,839,358   6,596,710   2,626,589   5,528,539

    Other liabilities        20,139,933   1,753,293   2,870,871   3,904,244
                            -----------  ----------  ----------  ----------

                            278,060,840  51,428,215  21,795,138  64,270,033
                            -----------  ----------  ----------  ----------
    PARTNERS' CAPITAL
      Boston Capital Tax Credit
        Fund Limited
        Partnership          25,688,473  (3,075,778)  2,805,784   8,540,879

      Other partners         15,106,116  (1,967,974)    674,200   2,703,077
                            -----------  ----------  ----------  ----------

                             40,794,589  (5,043,752)  3,479,984  11,243,956
                            -----------  ----------  ----------  ----------

                           $318,855,429 $46,384,463 $25,275,122 $75,513,989
                            ===========  ==========  ==========  ==========



                              - F-49 -
       Boston Capital Tax Credit Fund Limited Partnership

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1996, 1995 and 1994


  NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

  The combined summarized balance sheets of the operating limited partnerships at December 31, 1994 are as follows:

         COMBINED SUMMARIZED BALANCE SHEETS - CONTINUED

                                        Series 4    Series 5    Series 6
                                        --------    --------    --------
          ASSETS

  Buildings and improvements,
    net of accumulated
    depreciation                       $85,440,654 $16,686,991 $50,562,308

  Land                                   4,098,697     880,396   2,804,728

  Other assets                           4,945,148   1,922,155   4,340,778
                                        ----------  ----------  ----------

                                       $94,484,499 $19,489,542 $57,707,814
                                        ==========  ==========  ==========


  LIABILITIES AND PARTNERS' CAPITAL

  Mortgages and construction
    loans payable                      $63,246,316 $11,670,936 $40,951,157

  Accounts payable and accrued
    expenses                             7,588,154   2,612,489   2,886,877

  Other liabilities                      6,862,484   1,987,275   2,761,766
                                        ----------  ----------  ----------

                                        77,696,954  16,270,700  46,599,800
                                        ----------  ----------  ----------
  PARTNERS' CAPITAL
    Boston Capital Tax Credit
      Fund Limited Partnership           9,141,678   1,647,991   6,627,919

    Other partners                       7,645,867   1,570,851   4,480,095
                                        ----------  ----------  ----------

                                        16,787,545   3,218,842  11,108,014
                                        ----------  ----------  ----------

                                       $94,484,499 $19,489,542 $57,707,814
                                        ==========  ==========  ==========






                              - F-50 -
       Boston Capital Tax Credit Fund Limited Partnership

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1996, 1995 and 1994




  NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

  The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 1995 are as follows:

          COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

                                Total     Series 1    Series 2    Series 3
                                -----     --------    --------    --------

  Revenues
    Rental                  $30,244,559  $5,619,115  $1,224,620  $7,001,752
    Interest and other        2,394,577     329,667     139,405     756,180
                             ----------  ----------  ----------  ----------


                             32,639,136   5,948,782   1,364,025   7,757,932
                            -----------  ----------  ----------  ----------
  Expenses
    Interest                 13,652,068   1,848,758   1,125,703   2,900,609
    Depreciation and
      amortization           12,151,535   2,065,977     591,658   3,032,909
    Taxes and insurance       4,299,220     843,601     254,872     962,656
    Repairs and
      maintenance             4,997,543     794,888     348,447   1,291,119
    Operating expenses       11,903,125   3,052,320     501,825   2,666,659
    Other expenses              830,096     129,278     102,978     194,855
                            -----------  ----------  ----------  ----------

                             47,833,587   8,734,822   2,925,483  11,048,807
                            -----------  ----------  ----------  ----------

            NET LOSS       $(15,194,451)$(2,786,040)$(1,561,458)$(3,290,875)
                            ===========  ==========  ==========  ==========

  Net loss allocated to Boston
    Capital Tax Credit Fund
    Limited Partnership*    $(9,216,371)$(2,061,773)  $(925,161)$(2,635,420)
                             ==========  ==========    ========  ==========


  Net loss allocated
    to other partners       $(5,987,080)$ (724,267)   $(636,297)  $(655,455)
                             ==========  =========     ========    ========




  *  Amounts include $1,679,077, $677,898, $726,908, $744,126, $216,335, and
     $30,919 for Series 1, Series 2, Series 3, Series 4, Series 5, and Series 6, respectively, of loss not recognized under the equity method of accounting as described in note A.

                              - F-51 -
       Boston Capital Tax Credit Fund Limited Partnership

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1996, 1995 and 1994




  NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

  The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 1995 are as follows:

    COMBINED SUMMARIZED STATEMENTS OF OPERATIONS - CONTINUED

                               Series 4    Series 5   Series 6
                               --------    --------   --------

  Revenues
    Rental                   $9,042,458 $   826,296  $6,530,318
    Interest and other          859,386     115,011     194,928
                             ----------  ----------  ----------


                              9,901,844     941,307   6,725,246
                             ----------  ----------  ----------
  Expenses
    Interest                  4,204,170   1,046,979   2,525,849
    Depreciation and
      amortization            3,795,840     439,037   2,226,114
    Taxes and insurance       1,207,491     181,794     848,806
    Repairs and
      maintenance             1,339,107     288,833     935,149
    Operating expenses        3,482,881     323,522   1,875,918
    Other expenses              245,174      67,475      90,336
                             ----------  ----------  ----------

                             14,274,663   2,347,640   8,502,172
                             ----------  ----------  ----------

            NET LOSS        $(4,372,819)$(1,406,333)$(1,776,926)
                             ==========  ==========  ==========

  Net loss allocated to Boston
    Capital Tax Credit Fund
    Limited Partnership*    $(2,465,770)  $(460,009)  $(668,238)
                             ==========    ========    ========

  Net loss allocated
    to other partners       $(1,907,049)  $(946,324)$(1,108,688)
                             ==========    ========  ==========




  *  Amounts include $1,679,077, $677,898, $726,908, $744,126, $216,335, and
    $30,919 for Series 1, Series 2, Series 3, Series 4, Series 5, and Series 6, respectively, of loss not recognized under the equity method of accounting as described in note A.


                              - F-52 -
       Boston Capital Tax Credit Fund Limited Partnership

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1996, 1995 and 1994




  NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

  The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 1994 are as follows:

    COMBINED SUMMARIZED STATEMENTS OF OPERATIONS - CONTINUED

                                Total     Series 1    Series 2    Series 3
                                -----     --------    --------    --------

  Revenues
    Rental                 $ 33,632,849  $5,696,497  $2,226,825  $8,230,768
    Interest and other        1,380,235     245,659      72,554     427,585
                            -----------  ----------  ----------  ----------


                             35,013,084   5,942,156   2,299,379   8,658,353
                            -----------  ----------  ----------  ----------
  Expenses
    Interest                 17,108,169   2,360,850   1,610,474   4,428,658

    Depreciation and
      amortization           12,419,980   2,075,457     603,728   2,971,902
    Taxes and insurance       4,324,851     721,692     323,997     924,791
    Repairs and
      maintenance             5,046,843   1,183,476     294,634   1,233,686
    Operating expenses       11,999,770   2,775,527     598,067   2,491,996
    Other expenses              857,781     165,943      47,545     204,092
                            -----------  ----------  ----------  ----------

                             51,757,394   9,282,945   3,478,445  12,255,125
                            -----------  ----------  ----------  ----------

            NET LOSS       $(16,744,310)$(3,340,789)$(1,179,066)$(3,596,772)
                            ===========  ==========  ==========  ==========

  Net loss allocated to
    Boston Capital Tax
    Credit Fund Limited
    Partnership*           $(10,072,468)$(2,263,774) $ (721,937)$(2,710,152)
                             ===========  ==========   =========  ==========

  Net loss allocated
    to other partners      $ (6,671,842)$(1,077,015) $ (457,129)$ (886,620)
                            ===========  ==========   =========  =========



  *  Amounts include $1,720,803, $12,452, $589,834, $1,108,937 and $38,150
     for Series 1, Series 2, Series 3, Series 4, and Series 6, respectively, of loss not recognized under the equity method of accounting as described in note A.

                                - F-53 -
       Boston Capital Tax Credit Fund Limited Partnership

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1996, 1995 and 1994




  NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

  The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 1994 are as follows:

    COMBINED SUMMARIZED STATEMENTS OF OPERATIONS - CONTINUED

                             Series 4    Series 5    Series 6
                             --------    --------    --------

  Revenues
    Rental                 $ 9,377,279  $1,439,328  $6,662,152
    Interest and other         344,223      55,430     234,784
                            ----------  ----------  ----------


                             9,721,502   1,494,758   6,896,936
                            ----------  ----------  ----------
  Expenses
    Interest                 4,875,690   1,128,584   2,703,913
    Depreciation and
      amortization           4,039,583     422,645   2,306,665
    Taxes and insurance      1,226,761     228,124     899,486
    Repairs and
      maintenance            1,268,266     238,406     828,375
    Operating expenses       3,717,571     446,066   1,970,543
    Other expenses             262,192      54,368     123,641
                            ----------  ----------  ----------

                            15,390,063   2,518,193   8,832,623
                            ----------  ----------  ----------

            NET LOSS       $(5,668,561)$(1,023,435)$(1,935,687)
                            ==========  ==========  ==========

  Net loss allocated to
    Boston Capital Tax
    Credit Fund Limited
    Partnership*           $(3,249,279)$ (374,284) $  (753,042)
                            ==========  =========   ==========

  Net loss allocated
    to other partners      $(2,419,282)$ (649,151) $(1,182,645)
                            ==========  =========   ==========




  *  Amounts include $1,720,803, $12,452, $589,834, $1,108,937 and $38,150
     for Series 1, Series 2, Series 3, Series 4, and Series 6, respectively, of loss not recognized under the equity method of accounting as described in note A.

                                - F-54 -
       Boston Capital Tax Credit Fund Limited Partnership

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1996, 1995 and 1994




  NOTE D - RECONCILIATION OF FINANCIAL STATEMENT NET LOSS TO INCOME
TAX RETURN

  The partnership's net loss for financial reporting and income tax return purposes for the year ended March 31, 1996 is reconciled as follows:


                                Total     Series 1    Series 2    Series 3
                                -----     --------    --------    --------

  Net loss for financial
    reporting purposes      $(6,196,909)$  (579,983)$ (338,771)$(2,209,706)

  Add: Related party expenses    62,606           -          -           -

       Other                    586,858     168,952    166,662      15,935

       Excess of book
         depreciation over tax
         depreciation on
         operating limited
         partnership                  -           -          -           -

  Less: Excess of tax
          depreciation over book
          depreciation on
          operating limited
          partnership assets   (487,145)    (20,202)  (136,686)    (23,510)

        Operating limited
          partnership loss
          not allowed for
          financial reporting
          under equity method
          accounting         (4,075,263) (1,679,077)  (677,898)   (726,908)

        Other                  (345,874)          -          -    (215,253)

        Related party
          expenses              (52,072)          -     (7,264)    (41,054)

  Difference due to
    fiscal year for book
    purposes and calendar
    year for tax purposes     1,068,908      26,300    295,894     (63,437)

  Partnership management fees
    not deductible for tax
    purposes until paid         792,327     162,093     67,136     260,115
                             ----------  ----------  ---------  ----------
  Loss for income tax return
    purposes, year ended
    December 31, 1995       $(8,646,564)$(1,921,917) $(630,927)$(3,003,818)
                             ==========  ==========   ========  ==========
                                - F-55 -
       Boston Capital Tax Credit Fund Limited Partnership

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1996, 1995 and 1994




  NOTE D - RECONCILIATION OF FINANCIAL STATEMENT NET LOSS TO INCOME
TAX RETURN
         (Continued)

  The partnership's net loss for financial reporting and income tax return purposes for the year ended March 31, 1996 is reconciled as follows:


                                         Series 4   Series 5   Series 6
                                         --------   --------   --------

  Net loss for financial
    reporting purposes                 $(2,005,716)$ (295,000)$(767,733)

  Add: Related party expenses               56,688          -      5,918

       Other                               124,808    110,501          -

       Excess of book depreciation
         over tax depreciation on
         operating limited
         partnership                             -          -          -

  Less: Excess of tax depreciation
          over book depreciation
          on operating limited
          partnership assets               (80,873)   (36,456)  (189,418)

        Operating limited
          partnership loss not
          allowed for financial
          reporting under
          equity method of
          accounting                      (744,126)  (216,335)   (30,919)

        Other                                    -          -   (130,621)
        Related Party Expenses                         (3,754)

  Difference due to fiscal year
    for book purposes and
    calendar year for tax
    purposes                                (1,069)    214,681  (596,539)

  Partnership management fees
    not deductible for tax
    purposes until paid                    245,494    (51,544)   109,033
                                        ----------   --------  ---------
  Loss for income tax
    return purposes, year
    ended December 31, 1995            $(2,404,794) $(277,907) $(407,201)
                                        ==========   ========   ========



                              - F-56 -
       Boston Capital Tax Credit Fund Limited Partnership

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1996, 1995 and 1994




  NOTE D - RECONCILIATION OF FINANCIAL STATEMENT NET LOSS TO INCOME
TAX RETURN
         (Continued)

  The partnership's net loss for financial reporting and income tax return purposes for the year ended March 31, 1995 is reconciled as follows:


                                Total    Series 1   Series 2   Series 3
                                -----    --------   --------   --------

  Net loss for financial
    reporting purposes      $(7,813,649)$ (752,057) $(812,596)$(2,467,766)

  Add: Related party expenses   147,275      1,854    (25,063)      2,940

       Other                    959,598    216,212     15,554     193,558

       Excess of book
         depreciation over
         tax depreciation on
         operating limited
         partnership            181,269          -          -      29,604

  Less: Excess of tax
          depreciation over book
          depreciation on
          operating limited
          partnership assets   (286,125)    (19,067)  (106,206)         -

        Operating limited
          partnership loss
          not allowed for
          financial
          reporting under
          equity method of
          accounting         (3,470,176) (1,720,803)  (12,452)  (589,834)

        Other                   357,325          -    238,174    (13,318)

  Difference due to fiscal
    year for book purposes
    and calendar year for
    tax purposes                (53,725)   (66,147)    (1,277)    65,127

  Partnership management fees
    not deductible for tax
    purposes until paid         909,333    169,824     69,090    260,024
                             ---------- ----------   -------- ----------
  Loss for income tax
    return purposes, year
    ended December 31, 1994 $(9,068,875)$(2,170,184)$(634,776)$(2,519,665)
                             ==========  ==========  ========  ==========

                              - F-57 -
       Boston Capital Tax Credit Fund Limited Partnership

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1996, 1995 and 1994




  NOTE D - RECONCILIATION OF FINANCIAL STATEMENT NET LOSS TO INCOME
TAX RETURN
         (Continued)

  The partnership's net loss for financial reporting and income tax return purposes for the year ended March 31, 1995 is reconciled as follows:


                                         Series 4   Series 5   Series 6
                                         --------   --------   --------


  Net loss for financial
    reporting purposes                 $(2,449,706) $(441,513) $(890,011)

  Add: Related party expenses               15,956          -    151,588

       Other                               407,817      6,292    120,165

       Excess of book depreciation
         over tax depreciation on
         operating limited
         partnership                       151,665          -          -

  Less: Excess of tax depreciation
          over book depreciation
          on operating limited
          partnership assets                     -    (44,240)  (116,612)

        Operating limited
          partnership loss not
          allowed for financial
          reporting under
          equity method of
          accounting                    (1,108,937)         -    (38,150)

        Other                                    -    132,469          -

  Difference due to fiscal year
    for book purposes and
    calendar year for tax
    purposes                               (15,830)   (47,047)    11,449

  Partnership management fees
    not deductible for tax
    purposes until paid                    235,313     39,456    135,626
                                        ----------   --------   --------

  Loss for income tax
    return purposes, year
    ended December 31,
     1994                              $(2,763,722) $(354,583) $(625,945)
                                        ==========   ========   ========

                                - F-58 -
       Boston Capital Tax Credit Fund Limited Partnership

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1996, 1995 and 1994




  NOTE D - RECONCILIATION OF FINANCIAL STATEMENT NET LOSS TO INCOME
TAX RETURN
         (Continued)

  The difference between the investments in operating limited partnerships for tax purposes and financial statements purposes are primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 1996, the differences are as follows:

                                Total    Series 1   Series 2    Series 3
                                -----    --------   --------    --------
  Investment in operating
    limited partnerships -
    tax return December 31,
    1995                    $15,352,456$(4,117,204)$2,785,648 $4,043,285

  Add back losses not
    recognized under the
    equity method            12,023,853  5,633,033    690,350  2,521,123

  Historic tax credits        5,438,567          -          -  1,754,704

  Less share of loss -
    three months ended
    March 31, 1996           (1,466,033)  (667,397)         -   (798,636)

  Other                      (3,953,243)  (470,375)(1,030,834)   (19,516)
                             ---------- ----------  ---------  ---------
  Investment in operating
   limited partnerships -
   as reported              $27,395,600$   378,057 $2,445,164 $7,500,960
                             ========== ==========  =========  =========





















                            - F-59 -



       Boston Capital Tax Credit Fund Limited Partnership

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1996, 1995 and 1994




  NOTE D - RECONCILIATION OF FINANCIAL STATEMENT NET LOSS TO INCOME
TAX RETURN
         (Continued)

  The difference between the investments in operating limited partnerships for tax purposes and financial statements purposes are primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 1996, the differences are as follows:

                                         Series 4   Series 5    Series 6
                                         --------   --------    --------
  Investment in operating
    limited partnerships -
    tax return December 31,
    1995                               $ 5,449,432 $2,074,410 $5,116,885

  Add back losses not
    recognized under the
    equity method                        2,828,349    216,335    134,663

  Historic tax credits                   3,125,698          -    558,165

  Less share of loss -
    three months ended
    March 31, 1996                               -          -          -

  Other                                 (1,469,764)  (868,474)   (94,280)
                                         ---------  ---------  ---------

  Investment in operating
   limited partnerships -
   as reported                          $9,933,715 $1,422,271 $5,715,433
                                         =========  =========  =========


















                              - F-60 -
       Boston Capital Tax Credit Fund Limited Partnership

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1996, 1995 and 1994




  NOTE D - RECONCILIATION OF FINANCIAL STATEMENT NET LOSS TO INCOME
TAX RETURN
         (Continued)

  The difference between the investments in operating limited partnerships for tax purposes and financial statements purposes are primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 1995, the differences are as follows:

                                Total    Series 1   Series 2   Series 3
                                -----    --------   --------   --------

  Investment in operating
    limited partnerships -
    tax return December 31,
    1994                    $23,787,236$(2,205,514)$3,392,311 $6,943,145

  Add back losses not
    recognized under the
    equity method             7,948,590  3,953,956     12,452  1,794,215

  Historic tax credits        5,438,567          -          -  1,754,704

  Less share of loss -
    three months ended
    March 31, 1995           (1,466,033)  (667,397)         -   (798,636)

  Other                      (3,170,037)  (320,292)  (712,336)  (282,341)
                             ---------- ----------  ---------  ---------
  Investment in operating
   limited partnerships -
   as reported              $32,538,323$   760,753 $2,692,427 $9,411,087
                             ========== ==========  =========  =========




















                              - F-61 -
       Boston Capital Tax Credit Fund Limited Partnership

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1996, 1995 and 1994




  NOTE D - RECONCILIATION OF FINANCIAL STATEMENT NET LOSS TO INCOME
TAX RETURN
         (Continued)

  The difference between the investments in operating limited partnerships for tax purposes and financial statements purposes are primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 1995, the differences are as follows:

                                         Series 4   Series 5   Series 6
                                         --------   --------   --------

    Investment in operating
      limited partnerships -
      tax return December 31,
      1994                             $ 7,819,929 $2,299,617 $5,537,748

    Add back losses not
      recognized under the
      equity method                      2,084,223          -    103,744

    Historic tax credits                 3,125,698          -    558,165

    Less share of loss -
      three months ended
      March 31, 1995                             -          -          -

    Other                               (1,374,491)             (633,672)
       153,095
                                        ----------  ---------  ---------
    Investment in operating
     limited partnerships -
     as reported                       $11,655,359 $1,665,945 $6,352,752
                                        ==========  =========  =========



















                              - F-62 -
       Boston Capital Tax Credit Fund Limited Partnership

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1996, 1995 and 1994



  NOTE D - RECONCILIATION OF FINANCIAL STATEMENT NET LOSS TO INCOME
TAX RETURN
         (Continued)

  The partnership's net loss for financial reporting and income tax return purposes for the year ended March 31, 1994 is reconciled as follows:


                                Total     Series 1    Series 2    Series 3
                                -----     --------    --------    --------
  Net loss for financial
    reporting purposes      $(8,742.701)$  (820,193)$(1,007,902)$(2,923,726)


  Add: Operating limited partnership rents
         received in advance      8,791       2,849           -      (1,985)
       Related party expenses    40,001       4,092       1,210      23,909
       Other                    405,492      22,036       4,904     357,910

  Less: Excess of tax depreciation
          over book depreciation on
          operating limited partner-
          ship assets          (340,773)    (21,089)   (105,725)    (35,461)

        Operating limited partnership
          loss not allowed for
          financial reporting under
          equity method of
          accounting         (2,312,493) (1,239,245)          -    (550,386)

        Other                   471,943           -     214,594           -

  Difference due to fiscal year
    for book purposes and calendar
    year for tax purposes        14,231      19,700       1,511     (39,079)

  Partnership management fees not
    deductible for tax purposes
    until paid                  847,430     176,864      57,700     268,712
                             ----------  ----------  ----------  ----------

     Loss for income tax
        return purposes,
        year ended December 31,
        1993                $(9,608,079)$(1,854,986)$  (833,708)$(2,900,106)
                             ==========  ==========   =========  ==========







                            - F-63 -



       Boston Capital Tax Credit Fund Limited Partnership

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1996, 1995 and 1994



  NOTE D - RECONCILIATION OF FINANCIAL STATEMENT NET LOSS TO INCOME
TAX RETURN
         (Continued)

  The partnership's net loss for financial reporting and income tax return purposes for the year ended March 31, 1994 is reconciled as follows:


                                        Series 4     Series 5   Series 6
                                        --------     --------   --------

  Net loss for financial
    reporting purposes                 $(2,367,319) $(712,697) $(910,864)

  Add: Operating limited
         partnership rents
         received in advance                 7,927          -          -
       Related party expenses               10,790          -          -
       Other                                15,264     16,035    (10,657)

  Less: Excess of tax depreciation
          over book depreciation
          on operating limited
          partnership assets               (60,743)   (45,249)   (72,506)

        Operating limited
          partnership loss not
          allowed for financial
          reporting under equity
          method of accounting            (483,391)         -    (39,471)

        Other                                    -    268,510    (11,161)

  Difference due to fiscal year
    for book purposes and
    calendar year for tax
    purposes                                (6,630)    (3,600)    42,329

  Partnership management fees
    not deductible for tax
    purposes until paid                    203,026     29,592    111,536
                                        ----------   --------   --------
     Loss for income tax
        return purposes,
        year ended
        December 31, 1993              $(2,681,076) $(447,409) $(890,794)
                                        ==========   ========   ========








                              - F-64 -
       Boston Capital Tax Credit Fund Limited Partnership

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1996, 1995 and 1994




  NOTE E - CASH EQUIVALENTS

  Cash equivalents of $280,390 and $408,168 as of March 31, 1996 and 1995, respectively, include a certificate of deposit and a money market account with interest rates ranging from 2.70% to 2.80% per annum.
















































                            - F-65 -



                               Boston Capital Tax Credit Fund Limited
Partnership - Series 1
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1996

                                              Subsequent
                               Initial       capitalized   Gross amount at
which
                            cost to company     costs**   carried at close of
period
                            ---------------  -----------
- --------------------------
                                   Buildings                     Buildings
         Accum.   Con-    Acq-   Depre-
                 Encum-             and im-     Improve-          and im-
         Depre-   struct  uired  ciation
Description     brances    Land    provements    ments    Land   provements
Total     ciation  Date    Date   Life
- ------------------------------------------------------------------------------
- -------------------------------------------
Apple
Hill, LP       1,491,257  56,000   1,857,492     3,073   56,000   1,860,565
1,916,565    521,383   1/88   2/89   7-27.5

Bolivar
Manor LP         882,270 111,316     999,415    31,840  111,316   1,031,255
1,142,571    329,558  11/88   1/89     27.5

Briarwood
Vero Bch.      1,485,031  96,546   1,866,664     4,059   96,546   1,870,723
1,967,269    360,398   8/89   1/89       40

Coldwater
Ltd.
Dividend Hsg.    939,945  35,750   1,203,836       (8)*  35,750   1,203,828
1,239,578    357,390   7/89  12/88   5-27.5

Conneaut, Ltd. 1,177,064  50,000   1,439,961    17,160   50,000   1,457,121
1,507,121    486,489   4/88   1/89     27.5

Country
Vlg. Assoc.    3,188,594 179,385   3,843,452    25,746  179,385   3,869,198
4,048,583    953,541   4/89   1/89   5-27.5

Elk Rapids II
Apts. Co.        741,528  37,000     929,264     4,987   37,000     934,251
971,251    289,001   2/89  12/88   5-27.5

Genesee
Commons
Assoc. LP      8,474,772 250,000  11,622,137    95,378  250,000  11,717,515
11,967,515  2,964,500  12/88  11/88   5-27.5



                                                        -F -66-


                               Boston Capital Tax Credit Fund Limited
Partnership - Series 1
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1996

                                              Subsequent
                               Initial       capitalized   Gross amount at
which
                            cost to company     costs**   carried at close of
period
                            ---------------  -----------
- --------------------------
                                   Buildings                     Buildings
         Accum.   Con-    Acq-   Depre-
                 Encum-             and im-     Improve-          and im-
         Depre-   struct  uired  ciation
Description     brances    Land    provements    ments    Land   provements
Total     ciation  Date    Date   Life
- ------------------------------------------------------------------------------
- -------------------------------------------
Geneva, Ltd.   1,192,199  60,300    1,450,936    16,016   60,300   1,466,952
1,527,252    491,145   8/88   1/89   7-27.5

Green Acres
of Yulee       1,486,133  90,650    1,908,145  (355,085)  90,650   1,553,060
1,643,710    414,314   8/89   1/89   5-27.5

Inglewood
Meadows        1,493,435 123,200    1,886,119    12,703  123,200   1,898,822
2,022,022    527,413  11/88  12/88     27.5

Kingston
Property
Assoc.         5,184,279  50,000    6,024,746   267,848   50,000   6,292,594
6,342,594  1,820,011   6/89  12/88     27.5

Riverside Pl.
Dividend Hsg.    967,769  65,200    1,202,452      (616)* 65,200   1,201,836
1,267,036    368,209   7/89  12/88   5-27.5

Townhomes
Minnehaha Ct.  1,143,460  64,828    1,766,883   (17,121)* 64,827   1,749,762
1,814,589    480,134  11/88  11/88   5-27.5

Unity Park     6,410,433  99,000   11,179,460   716,391   99,000  11,895,851
11,994,851  2,687,034  12/90   4/89   5-27.5

Virginia
Circle LP        670,532  44,936    1,096,944   (10,716)* 44,936   1,086,228
1,131,164    328,229   6/88  11/88   5-27.5

Wewahitchka Ltd. 714,831  28,179      950,637         1   28,179     950,638
 978,817    281,104   6/88  12/88   5-27.5

Wood Creek
Manor Ltd.
Dividend         968,216  10,000    1,274,577     4,711   10,000   1,279,288
1,289,288    383,454   7/89  12/88   5-27.5



                                                           -F -67-



                               Boston Capital Tax Credit Fund Limited
Partnership - Series 1
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1996

                                              Subsequent
                               Initial       capitalized   Gross amount at
which
                            cost to company     costs**   carried at close of
period
                            ---------------  -----------
- --------------------------
                                   Buildings                     Buildings
         Accum.   Con-    Acq-   Depre-
                 Encum-             and im-     Improve-          and im-
         Depre-   struct  uired  ciation
Description     brances    Land    provements    ments    Land   provements
Total     ciation  Date    Date   Life
- ------------------------------------------------------------------------------
- -------------------------------------------
Woodland
Terrace        1,493,429   120,400  1,885,256    7,391   120,400  1,892,647
2,013,047    536,776  11/88  12/88   5-27.5
              ---------- --------- ----------  ------- --------- ----------
- ---------- ----------
              40,105,177 1,572,690 54,388,376  823,758 1,572,689 55,212,134
56,784,823 14,580,083
              ========== ========= ==========  ======= ========= ==========
========== ==========


Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31, 1995.

*Decrease due to reallocation of acquisition costs.
**There were no carrying costs as of December 31, 1995. The column has been omitted for presentation purposes.


















                                                 -F -68-




Notes to Schedule III
Boston Capital Tax Credit Fund Limited Partnership - Series 1

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period-04/01/92..........................$ 56,048,622

  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................          0
    Improvements, etc.................................    948,241
    Other.............................................          0
                                                       ----------
                                                                 $    948,241

  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/93............................$ 56,996,863

  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................          0
    Improvements, etc.................................     87,241
    Other.............................................          0
                                                       ----------
                                                                 $     87,241

  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................   (676,202)
                                                       ----------
                                                                 $   (676,202)
                                                                  -----------
Balance at close of period - 03/31/94............................$ 56,407,902

  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................          0
    Improvements, etc.................................    219,775
    Other.............................................          0
                                                       ----------
                                                                 $    219,775
  Deductions during period:

    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/95............................$ 56,627,677






                                    -F -69-



Notes to Schedule III
Boston Capital Tax Credit Fund Limited Partnership - Series 1

Reconciliation of Land, Building & Improvements current year changes - continued

Balance at close of period - 3/31/95 ............................$ 56,627,677

  Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................           0
    Improvements, etc................................     157,146
    Other............................................           0
                                                      -----------
                                                                 $    157,146
  Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................           0
                                                      -----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/96............................$ 56,784,823
                                                                  ===========





































                                        -F -70-
Notes to Schedule III - Continued
Boston Capital Tax Credit Fund Limited Partnership - Series 1

Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period - 04/01/92.........................$ 6,809,399

  Current year expense..................................$2,384,747
                                                         ---------

Balance at close of period - 3/31/93..............................$ 9,194,146

  Current year expense..................................$1,365,846
                                                         ---------

Balance at close of period - 3/31/94..............................$10,559,992

  Current year expense..................................$2,061,874
                                                         ---------

Balance at close of period - 3/31/95..............................$12,621,866

  Current year expense..................................$1,958,217
                                                         ---------

Balance at close of period - 3/31/96..............................$14,580,083
                                                                   ==========

































                                  -F -71-


                               Boston Capital Tax Credit Fund Limited
Partnership - Series 2
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1996

                                             Subsequent
                              Initial        capitalized      Gross amount at
which
                           cost to company     costs**      carried at close
of period
                           ---------------   -----------
- -----------------------------
                                  Buildings                         Buildings
             Accum.    Con-    Acq-   Depre-
                Encum-            and im-      Improve-              and im-
             Depre-    struct  uired  ciation
Description    brances    Land   provements     ments        Land   provements
  Total     ciation   Date    Date   Life
- ------------------------------------------------------------------------------
- -----------------------------------------------
Annadale
Apts.       6,762,134   794,000   3,448,985   8,698,033    226,000  12,147,018
12,373,018 1,149,582    6/90    9/90    5-50

Calexico
Village
Apts.       1,578,989   189,545   2,140,711       4,211    189,545   2,144,922
 2,334,467   246,996    4/90    2/90    5-50

Glenhaven
Park III      504,865   225,000     599,444     577,645    225,000   1,177,089
 1,402,089   169,335   12/89   11/89      40

Glenhaven
Park IV       412,907   180,000     254,783     619,630    180,000     874,413
 1,054,413   117,423    6/90   11/89      40

Herber II
Vlg. Apts.  1,101,116   135,000   1,374,347      (4,711)*  135,000   1,369,636
 1,504,636   245,794    4/89    5/89    5-50

Mecca
Apts.       2,611,575    55,580   2,377,218   1,106,178     56,283   3,483,396
 3,539,679   443,165    7/90   11/89    5-40

Redwood
Creek Apts. 1,782,727   100,000   2,479,092     (21,705)*  100,000   2,457,387
 2,557,387   443,897   12/89    7/89    5-50

Redondo
Apts. II    1,445,547    11,800   1,145,806     743,984     11,800   1,889,790
 1,901,590   515,497    7/90   12/89  5-27.5
           ---------- ---------  ----------  ----------  ---------  ----------
- ---------- ---------
           16,199,860 1,691,174  13,820,386  11,723,265  1,123,628  25,543,651
26,667,279 3,331,689
           ========== =========  ==========  ==========  =========  ==========
========== =========


                                               -F -72-


Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31, 1995.

*Decrease due to a reallocation of acquisition costs and reduction of development fees.
**There were no carrying costs as of December 31, 1995. The column has been omitted for presentation purposes.





































                                            -F -73-




Notes to Schedule III
Boston Capital Tax Credit Fund Limited Partnership - Series 2

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period-04/01/92..........................$ 25,884,758

  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................          0
    Improvements, etc.................................   (868,303)
    Other.............................................          0
                                                       ----------
                                                                 $   (868,303)

  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/93............................$ 25,016,455

  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................          0
    Improvements, etc.................................    137,541
    Other.............................................          0
                                                       ----------
                                                                 $    137,541

  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/94............................$ 25,153,996
  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................          0
    Improvements, etc.................................    201,421
    Other.............................................          0
                                                       ----------
                                                                 $    201,421

  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/95............................$ 25,355,417






                                    -F -74-




Notes to Schedule III-Continued
Boston Capital Tax Credit Fund Limited Partnership - Series 2

Reconciliation of Land, Building & Improvements current year changes-Continued

Balance at close of period - 03/31/95............................$ 25,355,417

  Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................           0
    Improvements, etc................................   1,311,862
    Other............................................           0
                                                      -----------
                                                                 $ 1,311,862
  Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................           0
                                                      -----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/96............................$ 26,667,279
                                                                  ===========




































                                       -F -75-
Notes to Schedule III - Continued
Boston Capital Tax Credit Fund Limited Partnership - Series 2

Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period - 04/01/92.........................$ 1,024,113

  Current year expense..................................$  580,739
                                                         ---------

Balance at close of period - 3/31/93..............................$ 1,604,852

  Current year expense..................................$  572,977
                                                         ---------
Balance at close of period - 3/31/94..............................$ 2,177,829

  Current year expense..................................$  582,155
                                                         ---------

Balance at close of period - 3/31/95..............................$ 2,759,984

  Current year expense..................................$  571,705
                                                         ---------

Balance at close of period - 3/31/96..............................$ 3,331,689
                                                                   ==========



































                                       -F -76-



                              Boston Capital Tax Credit Fund Limited
Partnership - Series 3
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1996

                                            Subsequent
                             Initial       capitalized     Gross amount at
which
                          cost to company    costs**     carried at close of
period
                          ---------------  -----------
- -----------------------------
                                Buildings                        Buildings
         Accum.   Con-    Acq-    Depre-
                Encum-           and im-     Improve-             and im-
         Depre-   struct  uired   ciation
Description    brances   Land   provements    ments       Land   provements
Total    ciation   Date    Date    Life
- ------------------------------------------------------------------------------
- ---------------------------------------------

128 Park       518,999  27,000    919,215     11,804    27,000    931,019
958,019   236,410    7/88   4/89       28

Ashland
Invstmt.
Grp. II      1,787,443 165,464  2,210,076    (16,928)* 165,464  2,193,148
2,358,612   448,961    5/89   3/89     5-50

Belfast
Birches
Assocs.      1,092,556  50,000  1,370,933      5,791    50,000  1,376,724
1,426,724    260,035    5/89   5/89   5-27.5

Bowditch
School
Lodging      1,645,676  65,961  4,872,047       (867)*  65,961  4,871,180
4,937,141    931,657   12/89   8/89       34

California
Investors VI 4,000,683 400,000  7,307,955    139,892   400,000  7,447,847
7,847,847   1,405,584   5/89   6/89       35

Carriage
Gate Apts.   1,480,026 128,480  1,816,497      4,390   128,480  1,820,887
1,949,367    451,968   11/89   6/89   7-27.5

Central
Parkway
Towers       2,800,000       0  9,276,692     62,333         0  9,339,025
9,339,025 2,423,731   12/89   9/89   5-27.5

Colony Ct.
Apts.        1,496,709 130,000  1,819,588      2,863   130,000  1,822,451
1,952,451   475,838    6/89   4/89   7-27.5

                                                        -F -76-


                              Boston Capital Tax Credit Fund Limited
Partnership - Series 3
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1996

                                            Subsequent
                             Initial       capitalized     Gross amount at
which
                          cost to company    costs**     carried at close of
period
                          ---------------  -----------
- -----------------------------
                                Buildings                        Buildings
         Accum.   Con-    Acq-    Depre-
                Encum-           and im-     Improve-             and im-
         Depre-   struct  uired   ciation
Description    brances   Land   provements    ments       Land   provements
Total     ciation  Date    Date    Life
- ------------------------------------------------------------------------------
- ---------------------------------------------
Cruz Bay
Ltd.         1,492,592 217,600  1,729,345      8,254   217,600  1,737,599
1,955,199   448,672    2/89   2/89   5-27.5

Fylex
Housing      1,389,420 129,550  1,665,891     (3,967)* 129,550  1,661,924
1,791,474   432,422    6/89   5/89     27.5

Greenwood
Apts.        1,443,233  55,000  1,824,558      3,409    55,000  1,827,967
1,882,967   532,692    8/89   3/89   7-27.5

Hidden Cove
Apts.        2,970,654 712,337  4,324,740     12,962   707,848  4,337,702
5,045,550 1,164,917    8/89   4/89   7-27.5

Jackson
Apts.        1,196,531 232,000  1,286,033     21,841   233,537  1,307,874
1,541,411   344,714    7/89   4/89   7-27.5

Lake North
Apts. II     1,066,279  60,000  1,340,829     (2,848)*  60,000  1,337,981
1,397,981   273,280    1/89   4/89   5-27.5

Lake Park
LP           1,141,639  61,932  1,437,159          0    61,932  1,437,159
1,499,091   386,055    5/89   4/89   7-27.5

Lakewood
Terrace
Ltd.         3,989,887 124,707  2,263,782  4,414,667   124,707  6,678,449
6,803,156   947,561    8/89   5/89     27.5

Lincoln
Apts.        2,947,112 177,500  3,665,480    (10,300)* 177,500  3,655,180
3,832,680   820,576   12/88   2/89   5-27.5

Maplewood
Apts.         758,966   37,900    938,775     16,925    37,900    955,700
993,600   160,609    4/89   5/89       40


                                                        -F -77-

                              Boston Capital Tax Credit Fund Limited
Partnership - Series 3
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1996

                                            Subsequent
                             Initial       capitalized     Gross amount at
which
                          cost to company    costs**     carried at close of
period
                          ---------------  -----------
- -----------------------------
                                Buildings                        Buildings
         Accum.   Con-    Acq-    Depre-
                Encum-           and im-     Improve-             and im-
         Depre-   struct  uired   ciation
Description    brances   Land   provements    ments       Land   provements
Total     ciation  Date    Date    Life
- ------------------------------------------------------------------------------
- ---------------------------------------------
Mound
Plaza Ltd.    624,595   17,058    772,173      2,923    17,058    775,096
792,154   187,913    9/89    8/89   5-27.5

Oak Crest
Manor II      911,828   77,500  1,049,551     (2,865)*  77,500  1,046,868
1,124,186   177,266    5/89    5/89       40

Orange-
wood
Villas      1,485,566   98,000  1,821,138      4,058    98,000  1,825,196
1,923,196   464,892    9/89    6/89   7-27.5

Paige Hall  2,253,150  633,666  2,544,140    679,146         0  3,223,286
3,223,286   678,938    4/89    3/89   7-27.5

Pedcor
Invstmts.   4,947,150  200,000  7,448,711    (13,230)* 200,000  7,435,481
7,635,481 1,433,147    5/89    2/89   5-27.5

Queens
Ct. Apts.   1,261,348   92,200  2,185,579     70,173    92,200  2,255,752
2,347,952   599,508    1/89    2/89   5-27.5

Rainbow
Apts.       1,956,775  181,767  2,215,940     26,782   141,767  2,242,722
2,384,489   618,443    1/89    6/89   5-27.5

Ripon Apts.   806,649   29,040  1,016,757     12,432    29,040  1,029,189
1,058,229   299,284    7/89    3/89   5-27.5

Southport,
Ltd.          966,443   52,800  1,176,478     (1,665)*  52,800  1,174,813
1,227,613   338,825    2/89    4/89   5-27.5

Sun Village
Apts.       1,056,200   55,973  1,313,338      7,709    55,973  1,321,047
1,377,020   303,627    5/88    4/89   5-27.5

Taylor
Terrace
Apts.       1,059,413   70,994  1,277,601     15,607    70,994  1,293,208
1,364,202   433,016   11/88    4/89   5-27.5

                                                        -F -78-
                              Boston Capital Tax Credit Fund Limited
Partnership - Series 3
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1996

                                            Subsequent
                             Initial       capitalized     Gross amount at
which
                          cost to company    costs**     carried at close of
period
                          ---------------  -----------
- -----------------------------
                                Buildings                        Buildings
         Accum.   Con-    Acq-    Depre-
                Encum-           and im-     Improve-             and im-
         Depre-   struct  uired   ciation
Description    brances   Land   provements    ments       Land   provements
Total     ciation  Date    Date    Life
- -----------------------------------------
- ------------------------------------------------------------------------------
- ----

Trinidad
Apts.        922,406    70,000  1,105,890    22,200     70,000  1,128,090
1,198,090    303,332    6/89    6/89     27.5

Vassar Apts. 924,268    60,823  1,159,060     1,936     60,823  1,160,996
1,221,819    336,007   11/89    3/89   7-27.5

Vidalia LP 1,488,462    75,000  1,887,347   (10,278)*   75,000  1,877,069
1,952,069    511,336    5/89    4/89   7-27.5

Willow St.
Assoc.     1,485,034   116,380  1,798,301    (1,153)*  116,380  1,797,148
1,913,528    574,924   12/88    2/89  15-27.5
          ---------- ---------  ---------  --------- --------- ----------
- ---------- ----------
          55,367,692 4,606,632 78,841,599  5,483,996 3,930,014 84,325,595
88,255,609 19,406,140
          ========== =========  =========  ========= ========= ==========
========== ==========

Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31, 1995.

*Decrease due to a reallocation of acquisition costs.
**There were no carrying costs as of December 31, 1995. The column has been omitted for presentation purposes.











                                                -F -79-




Notes to Schedule III
Boston Capital Tax Credit Fund Limited Partnership - Series 3

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period-04/01/92..........................$ 83,692,934

  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................          0
    Improvements, etc.................................     52,507
    Other.............................................          0
                                                       ----------
                                                                 $     52,507

  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/93............................$ 83,745,441

  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................          0
    Improvements, etc.................................     46,581
    Other.............................................          0
                                                       ----------
                                                                 $     46,581

  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/94............................$ 83,792,022
  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................          0
    Improvements, etc.................................  4,295,176
    Other.............................................          0
                                                       ----------
                                                                 $  4,295,176

  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/95............................$ 88,087,198





                                    -F- 80-




Notes to Schedule III-Continued
Boston Capital Tax Credit Fund Limited Partnership - Series 3

Reconciliation of Land, Building & Improvements current year changes-Continued

Balance at close of period - 03/31/95............................$ 88,087,198

  Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................           0
    Improvements, etc................................     168,411
    Other............................................           0
                                                      -----------
                                                                 $    168,411
 Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................           0
                                                      -----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/96............................$ 88,255,609
                                                                  ===========






































                                       -F- 81-



Notes to Schedule III - Continued
Boston Capital Tax Credit Fund Limited Partnership - Series 3

Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period - 04/01/92.........................$ 7,778,663

  Current year expense..................................$2,897,006
                                                         ---------

Balance at close of period - 3/31/93..............................$10,675,569

  Current year expense..................................$2,848,313
                                                         ---------

Balance at close of period - 3/31/94..............................$13,523,882

  Current year expense..................................$2,914,588
                                                         ---------

Balance at close of period - 3/31/95..............................$16,438,470

  Current year expense..................................$2,226,160
                                                         ---------

Balance at close of period - 3/31/96..............................$19,406,140
                                                                   ==========

































                                        -F-82-


                              Boston Capital Tax Credit Fund Limited
Partnership - Series 4
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1996

                                            Subsequent
                             Initial       capitalized     Gross amount at
which
                          cost to company    costs**     carried at close of
period
                          ---------------  -----------
- -----------------------------
                                Buildings                        Buildings
         Accum.   Con-    Acq-    Depre-
               Encum-           and im-     Improve-             and im-
         Depre-   struct  uired   ciation
Description   brances    Land   provements    ments       Land   provements
 Total   ciation  Date    Date    Life
- ------------------------------------------------------------------------------
- ---------------------------------------------

Armory
Square
Ltd.       2,216,041    59,900  3,890,990     (7,515)*   59,900   3,883,475
3,943,375     628,598   9/89   7/89   5-27.5

Auburn
Trace
Ltd.      10,087,298   730,000  5,564,052  9,181,103    730,000  14,745,155
15,475,155   3,650,408   1/90   6,89   5-27.5

Ault Apts.   457,100    12,058    570,737     30,249     12,058     600,986
 613,044     166,744   7/89   6/89   7-27.5

Bowditch
School
Lodging    1,645,676    65,961  4,872,047       (867)*   65,961   4,871,180
4,937,141     931,657  12/89   8/89   7-34

Burlwood
Apts.        230,963    20,000    267,333      6,506     20,000     273,839
 293,839      77,473   8/89   6/89   7-27.5

Cambria
Commons    1,034,192     5,808  1,489,672      1,695      5,808   1,491,367
1,497,175     384,636   7/89   9/89   5-27.5

Central
Parkway
Towers     2,800,000         0  9,276,692     62,333          0   9,339,025
9,339,025   2,423,731  12/89   9/89   5-27.5

Clear
View Apts.   759,478    45,000    928,226      6,478     45,000     934,704
 979,704     249,286  11/89  10/89   7-27.5


                                                 -F -83-

                              Boston Capital Tax Credit Fund Limited
Partnership - Series 4
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1996

                                             Subsequent
                             Initial       capitalized     Gross amount at
which
                          cost to company    costs**     carried at close of
period
                          ---------------  -----------
- -----------------------------
                                 Buildings                        Buildings
          Accum.    Con-    Acq-    Depre-
               Encum-            and im-     Improve-             and im-
          Depre-    struct  uired   ciation
Description   brances    Land   provements    ments        Land   provements
 Total    ciation   Date    Date    Life
- ------------------------------------------------------------------------------
- ---------------------------------------------

Fuller
Townhomes    515,902    33,600    642,804      6,024     33,600     648,828
 682,428     182,767   1/88   4/89   7-27.5

Greenwood
Terrace
Ltd.       1,084,087    80,439  1,352,865      3,294     80,439   1,356,159
1,436,598     345,892   9/89   7/89   7-27.5

Haven
Park II      510,973   225,000  1,038,703      6,708    225,000   1,045,411
1,270,411     246,758   6/89   7/89   7-40

Landmark
Ltd.
Partner-
ship       1,831,606   425,800  3,843,617     37,741    425,800   3,881,358
4,307,158     845,748   5/89   8/89   5-27.5

Meadow-
crest
Apts.      2,914,432   286,065    867,009  4,143,306    286,065   5,010,315
5,296,380   1,192,810  10/90   9/89   5-27.5

Milliken
Apts.        780,668    40,000    860,882     51,037     40,000     911,919
 951,919     247,862   8/89   9/89   7-27.5

Montana
Ave. Apts.   671,278    92,179  1,007,036      3,543     93,846   1,010,579
1,104,425     253,762  11/89   8/89   5-27.5

Monti-
cello
Ltd.       1,109,896    48,000  1,436,974      2,968     48,000   1,439,942
1,487,942     353,945  12/89   7/89   7-27.5

New Grand
Hotel      4,022,196   308,000  6,150,420  1,079,355    308,000   7,229,775
7,537,775   1,681,639   3/89   5/89   7-27.5

                                                         -F -84-
                               Boston Capital Tax Credit Fund Limited
Partnership - Series 4
                                   Schedule III - Real Estate and Accumulated
Depreciation
                                                      March 31, 1996

                                             Subsequent
                              Initial       capitalized     Gross amount at
which
                           cost to company    costs**     carried at close of
period
                           ---------------  -----------
- -----------------------------
                                 Buildings                        Buildings
           Accum.   Con-    Acq-   Depre-
                Encum-            and im-     Improve-             and im-
           Depre-   struct  uired  ciation
Description    brances    Land   provements    ments       Land   provements
  Total    ciation   Date   Date   Life
- ------------------------------------------------------------------------------
- ---------------------------------------------
Pedcor
Invstmts.
1988 VI    5,058,674   454,472  7,748,826    439,409    454,472   8,188,235
8,642,707   1,226,107  12/89   8/89   5-27.5

Rosen-
burg
Hotel      8,492,153   452,000  4,946,965  7,360,869    452,000  12,307,834
12,759,834   1,374,986   1/89  11/89   7-40

Shockoe
Hill Apts. 1,913,776         0  3,152,879     (4,285)*        0   3,148,594
3,148,594     520,599   9/89   8/89   5/27.5

Sunnyview
Apts.      2,232,823   135,000  1,806,927  2,018,783    315,000   3,825,710
4,140,710     466,571   9/89   9/89   5-50

Topeka
Park
Phase II     403,620    36,874    759,705      1,911     36,874     761,616
 798,490     219,933  12/88   7/89   7-27.5

Unity
Park
Apts.      9,119,890    99,000  9,828,746  2,067,105     99,000   11,895,851
11,994,851  2,687,034  12/90   4/89   27.5

Van Dyke
Estates
XVI          678,810    80,000  1,134,679     87,787     80,000    1,222,466
1,302,466    226,299  11/89   2/90   7-40

Wichita
West
Housing    2,124,955   181,874  3,876,750    (40,009)*  181,874   3,836,741
4,018,615    963,409   9/89   8/89   7-27.5
          ---------- --------- ---------- ----------  --------- -----------
- ----------- ----------
          62,696,478 3,917,030 77,315,536 26,545,528  4,098,697 103,861,064
107,959,761 21,548,654
          ========== ========= ========== ==========  ========= ===========
=========== ==========

                                                      -F -85-

Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31, 1995.

*Decrease due to a reallocation of acquisition costs.
**There were no carrying costs as of December 31, 1995. The column has been omitted for presentation purposes.






































                                           -F- 86-
Notes to Schedule III
Boston Capital Tax Credit Fund Limited Partnership - Series 4

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period-04/01/92.......................$103,193,346

  Additions during period:
    Acquisitions through foreclosure...............$         0
    Other acquisitions.............................          0
    Improvements, etc..............................  1,703,785
    Other..........................................          0
                                                    ----------
                                                              $  1,703,785

  Deductions during period:
    Cost of real estate sold.......................$         0
    Other..........................................    (16,119)
                                                    ----------
                                                              $    (16,119)
                                                               -----------
Balance at close of period - 03/31/93.........................$104,881,012

  Additions during period:
    Acquisitions through foreclosure...............$         0
    Other acquisitions.............................          0
    Improvements, etc..............................  2,453,119
    Other..........................................          0
                                                    ----------
                                                              $  2,453,119

  Deductions during period:
    Cost of real estate sold.......................$         0
    Other..........................................          0
                                                    ----------
                                                              $          0
                                                               -----------

Balance at close of period - 03/31/94.........................$107,334,131
  Additions during period:
    Acquisitions through foreclosure...............$         0
    Other acquisitions.............................          0
    Improvements, etc..............................     83,082
    Other..........................................          0
                                                    ----------
                                                              $     83,082

  Deductions during period:
    Cost of real estate sold.......................$         0
    Other..........................................          0
                                                    ----------
                                                              $          0
                                                               -----------
Balance at close of period - 03/31/95.........................$107,417,213






                                       -F -87-




Notes to Schedule III-Continued
Boston Capital Tax Credit Fund Limited Partnership - Series 4

Reconciliation of Land, Building & Improvements current year changes-Continued

Balance at close of period - 03/31/95............................$107,417,213

  Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................           0
    Improvements, etc................................     542,548
    Other............................................           0
                                                      -----------
                                                                 $    542,548
  Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................           0
                                                      -----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/96............................$107,959,761
                                                                  ===========





































                                     -F -88-
Notes to Schedule III - Continued
Boston Capital Tax Credit Fund Limited Partnership - Series 4

Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period - 04/01/92.........................$ 6,809,399

  Current year expense..................................$3,546,208
                                                         ---------

Balance at close of period - 3/31/93..............................$10,355,607

  Current year expense..................................$3,739,080
                                                         ---------

Balance at close of period - 3/31/94..............................$14,094,687

  Current year expense..................................$3,783,175
                                                         ---------

Balance at close of period - 3/31/95..............................$17,877,862

  Current year expense..................................$3,670,792
                                                         ---------

Balance at close of period - 3/31/96..............................$21,548,654
                                                                   ==========

































                                         -F- 89-



                             Boston Capital Tax Credit Fund Limited
Partnership - Series 5
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1996

                                             Subsequent
                             Initial        capitalized        Gross amount at
which
                          cost to company     costs**        carried at close
of period
                          ---------------   -----------
- ------------------------------
                                 Buildings
Buildings              Accum.   Con-    Acq-   Depre-
               Encum-            and im-       Improve-                and im-
             Depre-   struct  uired  ciation
Description   brances    Land    provements      ments        Land
provements    Total    ciation  Date    Date   Life
- ------------------------------------------------------------------------------
- ----------------------------------------------
Annadale    6,762,134   794,249    3,448,985   8,698,033    226,000
12,147,018  12,373,018 1,149,582   6/90   10/90   5-50

Calexico    1,578,989   189,545    2,140,711       4,211    189,545
2,144,922   2,334,467   246,996   4/90    2/90   5-50

Glenhaven
Park          718,930   225,000      991,586    (157,466)*  195,000
834,120   1,029,120   144,228   6/89    6/89     40

Point
Arena       1,208,629    79,160    1,715,209      81,167     79,160
1,796,376   1,875,536   209,442   2/90    2/90   5-50

TKO
Investments
Props. V    1,256,834   192,656    2,991,964      22,919    190,691
3,014,883   3,205,574   619,004   9/89   10/89   5-30
           ---------- ---------   ----------   ---------    -------
- ----------  ---------- ---------
           11,525,516 1,480,610   11,288,455   8,648,864    880,396
19,937,319  20,817,715 2,369,252
           ========== =========   ==========   =========    =======
==========  ========== =========

Since the Operating Partnerships maintain a calendar year end the information reported on this schedule is as of December 31, 1995.

*Reduction due to the sale of two building.
**There were no carrying costs as of December 31, 1995. The column has been omitted for presentation purposes.





                                              -F- 90-


Notes to Schedule III
Boston Capital Tax Credit Fund Limited Partnership - Series 5

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period-04/01/92..........................$ 20,288,851

  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................          0
    Improvements, etc.................................      4,975
    Other.............................................          0
                                                       ----------
                                                                 $      4,975

  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................   (943,687)
                                                       ----------
                                                                 $   (943,687)
                                                                  -----------
Balance at close of period - 03/31/93............................$ 19,350,139

  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................          0
    Improvements, etc.................................    139,600
    Other.............................................          0
                                                       ----------
                                                                 $    139,600

  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/94............................$ 19,489,739
  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................          0
    Improvements, etc.................................     12,561
    Other.............................................          0
                                                       ----------
                                                                 $     12,561

  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/95............................$ 19,502,300






                                    -F- 91-




Notes to Schedule III-Continued
Boston Capital Tax Credit Fund Limited Partnership - Series 5

Reconciliation of Land, Building & Improvements current year changes-Continued

Balance at close of period - 03/31/95............................$ 19,502,300

  Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................           0
    Improvements, etc................................   1,315,415
    Other............................................           0
                                                      -----------
                                                                 $  1,315,415
  Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................           0
                                                      -----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/96............................$ 20,817,715
                                                                  ===========






































                                  -F- 92-
Notes to Schedule III - Continued
Boston Capital Tax Credit Fund Limited Partnership - Series 5

Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period - 04/01/92.........................$   724,098

  Current year expense.................................$   400,685
                                                         ---------

Balance at close of period - 3/31/93..............................$ 1,124,783

  Current year expense.................................$   406,272
                                                         ---------

Balance at close of period - 3/31/94..............................$ 1,531,055

  Current year expense.................................$   403,858
                                                         ---------

Balance at close of period - 3/31/95..............................$ 1,934,913

  Current year expense.................................$   434,339
                                                         ---------

Balance at close of period - 3/31/96..............................$ 2,369,252
                                                                   ==========


































                                   -F- 93-


                             Boston Capital Tax Credit Fund Limited
Partnership - Series 6
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1996

                                            Subsequent
                             Initial       capitalized       Gross amount at
which
                          cost to company    costs**       carried at close of
period
                          ---------------  -----------
- ----------------------------
                                Buildings                        Buildings
         Accum.   Con-    Acq-   Depre-
               Encum-           and im-      Improve-             and im-
         Depre-   struct  uired  ciation
Description   brances    Land   provements     ments      Land   provments
Total    ciation  Date    Date   Life
- ------------------------------------------------------------------------------
- -------------------------------------------
Auburn
Trace      10,087,298  730,000  5,564,052  9,181,103   730,000  14,745,155
15,475,155  3,650,408   1/80   6/89   5-27.5

Briar-
wood
Estates       572,302   45,000    694,093      4,631    45,000     698,724
743,724    212,625   9/88   9/89   5-27.5

Columbia
Park
Apts.       5,102,553  189,631  7,194,885    513,773   189,631   7,708,658
7,898,289  1,444,384   2/90  11/89   5-27.5

Eldon
Estates       558,101   28,000    709,320     10,692    28,000     720,012
748,012    220,711   7/88   9/89   5-27.5

Green
Pines
Apts.       1,441,864  106,484  1,750,831      6,627   106,484   1,757,458
1,863,942    306,345  11/89  10/89   5-27.5

Hacienda
Villa
Apts.       3,980,713  233,165  4,135,079  3,290,834   233,165   7,425,913
7,659,078  1,121,261   1/90  12/89   5-27.5

Hillan-
dale
Commons     3,207,981  601,653  4,198,973  1,814,396   601,653   6,013,369
6,615,022  1,458,458   1/90  11/89   5-27.5

Holland
West Apts.       2,218,076  175,000  2,301,607    842,227   175,000
3,143,834   3,318,834    660,377   2/90  12/89   5-27.5

                                            -F- 94-
                             Boston Capital Tax Credit Fund Limited
Partnership - Series 6
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1996

                                             Subsequent
                             Initial        capitalized        Gross amount at
which
                          cost to company     costs**        carried at close
of period
                          ---------------   -----------
- ------------------------------
                                 Buildings                        Buildings
          Accum.   Con-    Acq-   Depre-
               Encum-            and im-       Improve-            and im-
          Depre-   struct  uired  ciation
Description   brances    Land    provements     ments     Land    provements
 Total    ciation  Date    Date   Life
- ------------------------------------------------------------------------------
- --------------------------------------------

Kearney
Proper-
ties II      365,022    34,000    460,385      1,407    34,000     461,792
495,792    149,496   3/88   9/89   5-27.5

Pleasant
Hill
Properties   562,722    25,000    703,690      3,848    25,000     707,538
732,538    204,288   5/88   9/89   5-27.5

Rosen-
berg
Hotel      8,492,153   452,000  4,948,372  7,359,462   452,000  12,307,834
12,759,834  1,374,986  12/88   9/89   5-27.5

Sherburne
Sr. Hsng.  1,317,585    43,000  1,786,132     54,813    43,000   1,840,945
1,883,945    399,618   1/92  11/89   27.5

Socorro
Properties 1,256,606    85,000  1,652,129     45,787    85,000   1,697,916
1,782,916    501,173  10/89  11/89   5-27.5

Warrensburg
Properties   573,188    30,000    743,401     18,409    30,000     761,810
791,810    244,299   2/88   9/89   5-27.5

Woodcliff
Apts.        721,266    26,795    919,806     (1,037)*  26,795     918,769
945,564    265,413  11/89  10/89   5-27.5
          ---------- --------- ---------- ---------- ---------  ----------
- ---------- ----------
          40,457,430 2,804,728 37,762,755 23,146,972 2,804,728  60,909,727
63,714,455 12,213,842
          ========== ========= ========== ========== =========  ==========
========== ==========

Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December
31, 1995.
*Decrease due to a reallocation of acquisition costs.
**There were no carrying costs as of December 31, 1995. The column has been ommitted for presentation purposes.

                                             -F -95-



Notes to Schedule III
Boston Capital Tax Credit Fund Limited Partnership - Series 6

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period-04/01/92..........................$ 59,489,199

  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................          0
    Improvements, etc.................................  3,679,360
    Other.............................................          0
                                                       ----------
                                                                 $  3,679,360

  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/93............................$ 63,168,559

  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................          0
    Improvements, etc.................................    447,307
    Other.............................................          0
                                                       ----------
                                                                 $    447,307
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/94............................$ 63,615,866
  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................          0
    Improvements, etc.................................    147,102
    Other.............................................          0
                                                       ----------
                                                                 $    147,102

  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................   (261,992)
                                                       ----------
                                                                 $   (261,992)
                                                                  -----------
Balance at close of period - 03/31/95............................$ 63,500,976






                                    -F- 96-




Notes to Schedule III-Continued
Boston Capital Tax Credit Fund Limited Partnership - Series 6

Reconciliation of Land, Building & Improvements current year changes-Continued

Balance at close of period - 03/31/95............................$ 63,500,976

  Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................           0
    Improvements, etc................................     231,479
    Other............................................           0
                                                      -----------
                                                                 $    231,479
  Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................           0
                                                      -----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/96............................$ 63,714,455
                                                                  ===========






































                                      -F- 97-

Boston Capital Tax Credit Fund Limited Partnership - Series 6

Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period - 04/01/92............................$
3,757,494

  Current year expense.....................................$2,096,245
                                                            ---------

Balance at close of period - 3/31/93.................................$
5,853,739

  Current year expense.....................................$2,168,130
                                                            ---------

Balance at close of period - 3/31/94.................................$
8,021,869

  Current year expense.....................................$2,112,071
                                                            ---------

Balance at close of period -
3/31/95.................................$10,133,940

  Current year expense.....................................$2,079,902
                                                            ---------

Balance at close of period -
3/31/96.................................$12,213,842

==========


































                                     -F- 98-