Form 10-Q
period 1996-06-30
BOSTON CAPITAL TAX CREDIT FUND LTD PARTNERSHIP
filed 1996-08-14
CIK 835095

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended    June 30, 1996
                                     ------------------
                                      or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the transition period from -------- to --------


Commission file number    0-17679
                        -----------------------------------------

       BOSTON CAPITAL TAX CREDIT FUND LIMITED PARTNERSHIP
- -----------------------------------------------------------------
      (Exact name of registrant as specified in its charter)

           Delaware                           04-3006542
- --------------------------------    -----------------------------
 (State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)                Identification No.)

  One Boston Place, Suite 2100,  Boston, Massachusetts   02108
- -----------------------------------------------------------------
   (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code (617) 624-8900
                                                   --------------

- -----------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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



                        QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED JUNE 30, 1996
              -----------------------------------------------


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

PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K..................

            Signatures........................................

               Boston Capital Tax Credit Fund Limited Partnership

                            BALANCE SHEETS



                                              June 30,             March 31,
                                                1996                 1996
                                             (Unaudited)           (Audited)
                                            ------------         ------------
ASSETS

INVESTMENTS IN OPERATING
PARTNERSHIPS (Note D)                        $25,947,528          $27,395,600


OTHER ASSETS
   Cash and cash equivalents                     284,558              280,931
   Other assets                                  550,417              518,065
                                              ----------           ----------

                                             $26,782,503          $28,194,596
                                              ==========           ==========

LIABILITIES

Accounts payable & accrued
expenses (Note C)                            $ 3,992,791          $ 3,696,067
                                              ----------           ----------

PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 9,800,600 issued and      23,411,727           25,103,457
     outstanding

General Partner                                 (622,015)            (604,928)
                                              ----------           ----------
                                              22,789,712           24,498,529
                                              ----------           ----------

                                             $26,782,503          $28,194,596
                                              ==========           ==========



       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund Limited Partnership

                              BALANCE SHEETS

                                                     SERIES 1
                                           ----------------------------

                                              June 30,        March 31,
                                                1996             1996
                                             (Unaudited)      (Audited)
                                             -----------      ---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                     $ 280,394        $ 378,057


OTHER ASSETS
Cash and cash equivalents                       50,738           52,334
Other assets                                    54,303           54,303
                                              --------         --------

                                             $ 385,435        $ 484,694
                                              ========         ========

LIABILITIES

Accounts payable and accrued
expenses (Note C)                            $ 978,891        $ 929,214
                                              --------         --------

PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 1,299,900 issued and      (474,298)        (326,851)
     outstanding

General Partner                               (119,158)        (117,669)
                                              --------         --------

                                              (593,456)        (444,520)
                                              --------         --------

                                             $ 385,435        $ 484,694
                                              ========         ========




         The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund Limited Partnership

                           BALANCE SHEETS

                                                      SERIES 2
                                            ----------------------------

                                               June 30,        March 31,
                                                1996             1996
ASSETS                                       (Unaudited)       (Audited)
                                             -----------       ---------
INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                      $2,274,970      $2,445,164


OTHER ASSETS
Cash and cash equivalents                          2,320           1,262
Other assets                                     360,285         360,285
                                               ---------       ---------

                                              $2,637,575      $2,806,711
                                               =========       =========



LIABILITIES

Accounts payable & accrued
expenses (Note C)                             $  233,273      $  213,489
                                               ---------       ---------

PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 830,300 issued and
     outstanding                               2,449,602       2,636,633


General Partner                                  (45,300)        (43,411)
                                               ---------       ---------

                                               2,404,302       2,593,222
                                               ---------       ---------

                                              $2,637,575      $2,806,711
                                               =========       =========


        The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund Limited Partnership

                              BALANCE SHEETS

                                                       SERIES 3
                                             ----------------------------

                                               June 30,        March 31,
                                                1996             1996
ASSETS                                       (Unaudited)       (Audited)
                                             -----------       ---------
INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                      $7,039,015      $7,500,960


OTHER ASSETS
Cash and cash equivalents                          6,801           5,460
Other assets                                      41,861          41,861
                                               ---------       ---------

                                              $7,087,677      $7,548,281
                                               =========       =========



LIABILITIES

Accounts payable & accrued
expenses (Note C)                             $1,102,915      $1,027,573
                                               ---------       ---------

PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 2,882,200 issued and
     outstanding                               6,176,828       6,707,415


General Partner                                 (192,066)       (186,707)
                                               ---------       ---------

                                               5,984,762       6,520,708
                                               ---------       ---------

                                              $7,087,677      $7,548,281
                                               =========       =========

       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund Limited Partnership

                           BALANCE SHEETS

                                                      SERIES 4
                                            ----------------------------
                                               June 30,       March 31,
                                                1996             1996
                                             (Unaudited)      (Audited)
                                            ------------      ----------
ASSETS

   INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                      $9,345,679     $ 9,933,715


OTHER ASSETS

   Cash and cash equivalents                      22,371          25,928
   Other assets                                   60,855          28,503
                                              ----------      ----------

                                             $ 9,428,905     $ 9,988,146
                                              ==========      ==========



LIABILITIES

Accounts payable & accrued
expenses (Note C)                            $   888,421     $   788,069
                                              ----------      ----------
PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 2,995,300 issued and
     outstanding                               8,715,184       9,368,181

General Partner                                 (174,700)       (168,104)
                                              ----------      ----------

                                               8,540,484       9,200,077
                                              ----------      ----------

                                             $ 9,428,905     $ 9,988,146
                                              ==========      ==========



          The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund Limited Partnership

                            BALANCE SHEETS

                                                      SERIES 5
                                            ----------------------------
                                               June 30,       March 31,
                                                1996            1996
                                             (Unaudited)      (Audited)
                                            ------------      ----------

ASSETS

  INVESTMENTS IN OPERATING
  PARTNERSHIPS (Note D)                       $1,395,899      $1,422,271


OTHER ASSETS

  Cash and cash equivalents                      157,349         156,816
  Other assets                                    33,113          33,113
                                               ---------       ---------

                                              $1,586,361      $1,612,200
                                               =========       =========



LIABILITIES

Accounts payable & accrued
expenses (Note C)                             $   40,234      $   28,369
                                               ---------       ---------

PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 489,900 issued and
     outstanding                               1,572,416       1,609,743

General Partner                                  (26,289)        (25,912)
                                               ---------       ---------

                                               1,546,127       1,583,831
                                               ---------       ---------

                                              $1,586,361      $1,612,200
                                               =========       =========

     The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund Limited Partnership

                         BALANCE SHEETS


                                                     SERIES 6
                                            ----------------------------
                                              June 30,         March 31,
                                               1996              1996
                                            (Unaudited)       (Audited)
                                            ------------      ----------

ASSETS

   INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                      $5,611,571      $5,715,433


OTHER ASSETS

   Cash and cash equivalents                      44,979          39,131
   Other assets                                        -               -
                                               ---------       ---------

                                              $5,656,550      $5,754,564
                                               =========       =========



LIABILITIES

Accounts payable & accrued
expenses (Note C)                             $  749,057      $  709,353
                                               ---------       ---------
PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 1,303,000 issued and
     outstanding                               4,971,995       5,108,336

General Partner                                  (64,502)        (63,125)
                                               ---------       ---------

                                               4,907,493       5,045,211
                                               ---------       ---------

                                              $5,656,550      $5,754,564
                                               =========       =========

      The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund Limited Partnership

                         STATEMENTS OF OPERATIONS

                         Three Months Ended June 30,
                               (Unaudited)



                                             1996         1995
                                             ----         ----

Income
  Interest income                       $     1,980   $     2,654
  Miscellaneous income                           20             -
                                         ----------    ----------

                                              2,000         2,654
                                         ----------    ----------

Share of loss from Operating
  Partnerships (Note D)                  (1,445,413)   (1,981,627)
                                         ----------    ----------

Expenses
  Amortization                                    -             -
  Partnership management fees               223,944       211,229
  General and administrative expenses        41,460        21,447
                                         ----------    ----------

                                            265,404       232,676
                                         ----------    ----------


  NET LOSS                              $(1,708,817)  $(2,211,649)
                                         ==========    ==========

Net loss allocated to assignees         $(1,691,729)  $(2,189,532)
                                         ==========    ==========

Net loss allocated to general partner   $   (17,088)  $   (22,117)
                                         ==========    ==========

Net loss per BAC                        $      (.90)  $     (1.21)
                                         ==========    ==========




       The accompanying notes are an integral part of these statements.

          Boston Capital Tax Credit Fund Limited Partnership

                       STATEMENTS OF OPERATIONS

                       Three Months Ended June 30,
                             (Unaudited)

                                                      SERIES 1
                                               -----------------------
                                                  1996          1995
                                                  ----          ----
Income
  Interest income                              $     367     $     454
  Miscellaneous income                                20             -
                                                --------      --------

                                                     387           454
                                                --------      --------

Share of loss from Operating
  Partnerships (Note D)                          (97,663)     (118,505)
                                                --------      --------

Expenses
  Amortization                                         -             -
  Partnership management fees                     44,476        45,537
  General and administrative expenses              7,184         2,462
                                                --------      --------

                                                  51,660        47,999
                                                --------      --------


  NET LOSS                                     $(148,936)    $(166,050)
                                                ========      ========

Net loss allocated to assignees                $(147,447)    $(164,390)
                                                ========      ========

Net loss allocated to general partner          $  (1,489)    $  (1,660)
                                                ========      ========

Net loss per BAC                               $    (.11)    $    (.12)
                                                ========      ========





        The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund Limited Partnership

                        STATEMENTS OF OPERATIONS

                        Three Months Ended June 30,
                               (Unaudited)


                                                     SERIES 2
                                               ----------------------
                                                  1996         1995
                                                  ----         ----
Income
  Interest income                             $       9           147
  Miscellaneous income                                -             -
                                               --------      --------

                                                      9           147
                                               --------      --------

Share of loss from Operating
  Partnerships (Note D)                        (170,192)     (190,927)
                                               --------      --------

Expenses
  Amortization                                        -             -
  Partnership management fees                    13,946        16,341
  General and administrative expenses             4,791         2,931
                                               --------      --------

                                                 18,737        19,272
                                               --------      --------


  NET LOSS                                    $(188,920)    $(210,052)
                                               ========      ========

Net loss allocated to assignees               $(187,031)    $(207,951)
                                               ========      ========

Net loss allocated to general partner         $  (1,889)    $  (2,101)
                                               ========      ========

Net loss per BAC                              $    (.22)    $    (.25)
                                               ========      ========




       The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund Limited Partnership

                        STATEMENTS OF OPERATIONS

                       Three Months Ended June 30,
                              (Unaudited)


                                                     SERIES 3
                                               ----------------------
                                                 1996         1995
                                                 ----         ----
Income
  Interest income                             $      37     $     157
  Miscellaneous income                                -             -
                                               --------      --------

                                                     37           157
                                               --------      --------

Share of loss from Operating
  Partnerships (Note D)                        (459,288)     (925,723)
                                               --------      --------

Expenses
  Amortization                                        -             -
  Partnership management fees                    65,697        65,697
  General and administrative expenses            10,998         5,704
                                               --------      --------

                                                 76,695        71,401
                                               --------      --------


  NET LOSS                                    $(535,946)    $(996,967)
                                               ========      ========

Net loss allocated to assignees               $(530,587)    $(986,997)
                                               ========      ========

Net loss allocated to general partner         $  (5,359)    $  (9,970)
                                               ========      ========

Net loss per BAC                              $    (.18)    $    (.34)
                                               ========      ========



       The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund Limited Partnership

                         STATEMENTS OF OPERATIONS

                         Three Months Ended June 30,
                               (Unaudited)


                                                     SERIES 4
                                               ----------------------
                                                 1996          1995
                                                 ----          ----
Income
  Interest income                             $     181     $     383
  Miscellaneous income                                -             -
                                               --------      --------

                                                    181           383
                                               --------      --------

Share of loss from Operating
  Partnerships (Note D)                        (588,036)     (483,169)
                                               --------      --------

Expenses
  Amortization                                        -             -
  Partnership management fees                    62,222        62,721
  General and administrative expenses             9,516         5,305
                                               --------      --------

                                                 71,738        68,026
                                               --------      --------


  NET LOSS                                    $(659,593)    $(550,812)
                                               ========      ========

Net loss allocated to assignees               $(652,997)    $(545,304)
                                               ========      ========

Net loss allocated to general partner         $  (6,596)    $  (5,508)
                                               ========      ========

Net loss per BAC                              $    (.22)    $    (.18)
                                               ========      ========





       The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund Limited Partnership

                       STATEMENTS OF OPERATIONS

                      Three Months Ended June 30,
                             (Unaudited)

                                                      SERIES 5
                                               ----------------------
                                                 1996          1995
                                                 ----          ----
Income
  Interest income                             $   1,107     $   1,293
  Miscellaneous income                                -             -
                                               --------      --------

                                                  1,107         1,293
                                               --------      --------

Share of loss from Operating
  Partnerships (Note D)                         (26,372)      (68,719)
                                               --------      --------

Expenses
  Amortization                                        -             -
  Partnership management fees                     8,908         9,864
  General and administrative expenses             3,531         2,621
                                               --------      --------

                                                 12,439        12,485
                                               --------      --------


  NET LOSS                                    $ (37,704)    $ (79,911)
                                               ========      ========

Net loss allocated to assignees               $ (37,327)    $ (79,112)
                                               ========      ========

Net loss allocated to general partner         $    (377)    $    (799)
                                               ========      ========

Net loss per BAC                              $    (.07)    $    (.16)
                                               ========      ========




       The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund Limited Partnership

                     STATEMENTS OF OPERATIONS

                    Three Months Ended June 30,
                           (Unaudited)

                                                      SERIES 6
                                               ----------------------
                                                 1996          1995
                                                 ----          ----
Income
  Interest income                             $     279     $     220
  Miscellaneous income                                -             -
                                               --------      --------

                                                    279           220
                                               --------      --------

Share of loss from Operating
  Partnerships (Note D)                        (103,862)     (194,584)
                                               --------      --------

Expenses
  Amortization                                        -             -
  Partnership management fees                    28,695        11,069
  General and administrative expenses             5,440         2,424
                                               --------      --------

                                                 34,135        13,493
                                               --------      --------


  NET LOSS                                    $(137,718)    $(207,857)
                                               ========      ========

Net loss allocated to assignees               $(136,341)    $(205,778)
                                               ========      ========

Net loss allocated to general partner         $  (1,377)    $  (2,079)
                                               ========      ========

Net loss per BAC                              $    (.10)    $    (.16)
                                               ========      ========






       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund Limited Partnership

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                     Three Months Ended June 30, 1996
                                 (Unaudited)



                                               General
                                Assignees      Partner      Total
                                ---------      -------      -----


Partners' capital (deficit),
    April 1, 1996             $25,103,457     $(604,928) $24,498,529


Net loss                       (1,691,730)      (17,087)  (1,708,817)
                               ----------      --------   ----------


Partners' capital (deficit),
    June 30, 1996             $23,411,727     $(622,015) $22,789,712
                               ==========      ========   ==========
























       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund Limited Partnership

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                     Three Months Ended June 30, 1996
                                 (Unaudited)


                                               General
                                Assignees      Partner         Total
                                ---------      -------         -----
Series 1
- --------

Partners' capital (deficit),
    April 1, 1996               $(326,851)    $(117,669)    $(444,520)

Net loss                         (147,447)       (1,489)     (148,936)
                                 --------      --------      --------
Partners' capital (deficit),
    June 30, 1996               $(474,298)    $(119,158)    $(593,456)
                                 ========      ========      ========

Series 2
- --------

Partners' capital (deficit),
    April 1, 1996              $2,636,633      $(43,411)   $2,593,222

Net loss                         (187,031)       (1,889)     (188,820)
                                ---------       -------     ---------

Partners' capital (deficit),
    June 30, 1996              $2,449,602      $(45,300)   $2,404,302
                                =========       =======     =========

Series 3
- --------

Partners' capital (deficit),
    April 1, 1996             $ 6,707,415     $(186,707)  $ 6,520,708

Net loss                         (530,587)       (5,359)     (535,946)
                               ----------      --------    ----------

Partners' capital (deficit),
    June 30, 1996             $ 6,176,828     $(192,066)  $ 5,984,762
                               ==========      ========    ==========



       The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund Limited Partnership

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                     Three Months Ended June 30, 1996
                                 (Unaudited)



                                               General
                                Assignees      Partner      Total
                                ---------      -------      -----
Series 4
- --------

Partners' capital (deficit),
    April 1, 1996             $ 9,368,181     $(168,104)  $ 9,200,077

Net loss                         (652,997)       (6,596)     (659,593)
                               ----------      --------    ----------
Partners' capital (deficit),
    June 30, 1996             $ 8,715,184     $(174,700)  $ 8,540,484
                               ==========      ========    ==========

Series 5
- --------

Partners' capital (deficit),
    April 1, 1996              $1,609,743      $(25,912)   $1,583,831

Net loss                          (37,327)         (377)      (37,704)
                                ---------       -------     ---------

Partners' capital (deficit),
    June 30, 1996              $1,572,416      $(26,289)   $1,546,127
                                =========       =======     =========

Series 6
- --------

Partners' capital (deficit),
    April 1, 1996              $5,108,336      $(63,125)   $5,045,211

Net loss                         (136,341)       (1,377)     (137,718)
                                ---------      --------      --------

Partners' capital (deficit),
    June 30, 1996              $4,971,995      $(64,502)   $4,907,493
                                =========       =======     =========


       The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund Limited Partnership

                         STATEMENTS OF CASH FLOWS

                      Three Months Ended June 30, 1996
                                (Unaudited)



                                             1996             1995
                                             ----             ----
Cash flows from operating activities:
    Net loss                              $(1,708,817)   $(2,211,649)
    Adjustments
       Distributions from Operating
         Partnerships                           2,657          1,543
       Amortization                                 -              -
       Share of loss from Operating
         Partnerships                       1,445,413      1,981,627

    Changes in assets and liabilities
       Increase (Decrease) in accounts
         payable and accrued expenses         296,726        241,003
       Decrease (Increase) in other
         assets                               (32,352)       (39,853)
                                           ----------     ----------

         Net cash used in operating
           activities                           3,627        (27,329)
                                           ----------     ----------


         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                     3,627        (27,329)


Cash and cash equivalents, beginning          280,931        409,285
                                           ----------     ----------

Cash and cash equivalents, ending         $   284,558    $   391,956
                                           ==========     ==========















       The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund Limited Partnership

                           STATEMENTS OF CASH FLOWS

                       Three Months Ended June 30, 1996
                                 (Unaudited)

                                                    Series 1
                                            -------------------------
                                                1996          1995
                                                ----          ----
Cash flows from operating activities:
    Net loss                                 $(148,936)  $  (166,050)
    Adjustments
       Distributions from Operating
         Partnerships                                -             -
       Amortization                                  -             -
       Share of loss from Operating
         Partnerships                           97,663       118,505

    Changes in assets and liabilities
       Increase (Decrease) in accounts
         payable and accrued expenses           49,677        85,437
       Decrease (Increase) in other
         assets                                      -       (38,853)
                                              --------     ---------

         Net cash provided by (used in)
           operating activities                 (1,596)         (961)
                                              --------     ---------


         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                 (1,596)         (961)


Cash and cash equivalents, beginning            52,334        67,610
                                              --------     ---------

Cash and cash equivalents, ending            $  50,738    $   66,649
                                              ========     =========
















     The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund Limited Partnership

                           STATEMENTS OF CASH FLOWS

                       Three Months Ended June 30, 1996
                                 (Unaudited)

                                                    Series 2
                                            -------------------------
                                                1996           1995
                                               ----           ----
Cash flows from operating activities:
    Net loss                                 $(188,920)     $(210,052)
    Adjustments
       Distributions from Operating
         Partnerships                                -              -
       Amortization                                  -              -
       Share of loss from Operating
         Partnerships                          170,192        190,927

    Changes in assets and liabilities
       Increase (Decrease) in accounts
         payable and accrued expenses           19,786         17,531
       Decrease (Increase) in other
         assets                                      -              -
                                              --------       --------

         Net cash provided by (used in)
           operating activities                  1,058         (1,594)
                                              --------       --------


         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                  1,058         (1,594)


Cash and cash equivalents, beginning             1,262         23,531
                                              --------       --------

Cash and cash equivalents, ending           $    2,320      $  21,937
                                              ========       ========











       The accompanying notes are an integral part of these statements.

          Boston Capital Tax Credit Fund Limited Partnership

                       STATEMENTS OF CASH FLOWS

                      Three Months Ended June 30,
                             (Unaudited)

                                                    Series 3
                                           -------------------------
                                              1996            1995
                                              ----            ----
Cash flows from operating activities:
    Net loss                              $  (535,946)   $  (996,967)
    Adjustments
       Distributions from Operating
         Partnerships                           2,657          1,543
       Amortization                                 -              -
       Share of loss from Operating
         Partnerships                         459,288        925,723

    Changes in assets and liabilities
       Increase (Decrease) in accounts
         payable and accrued expenses          75,342         67,718
       Decrease (Increase) in other
         assets                                     -              -
                                            ---------      ---------

         Net cash provided by (used in)
           operating activities                 1,341         (1,983)
                                            ---------      ---------


         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                 1,341         (1,983)


Cash and cash equivalents, beginning            5,460         25,072
                                            ---------      ---------

Cash and cash equivalents, ending          $    6,801     $   23,089
                                            =========      =========















       The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund Limited Partnership

                         STATEMENTS OF CASH FLOWS

                        Three Months Ended June 30,
                                (Unaudited)
                                                    Series 4
                                           -------------------------
                                              1996           1995
                                              ----           ----
Cash flows from operating activities:
    Net loss                              $  (659,593)   $  (550,812)
    Adjustments
       Distributions from Operating
         Partnerships                               -              -
       Amortization                                 -              -
       Share of loss from Operating
         Partnerships                         588,036        483,169

    Changes in assets and liabilities
       Increase (Decrease) in accounts
         payable and accrued expenses         100,352         62,941
       Decrease (Increase) in other
         assets                               (32,352)             2
                                            ---------      ---------

         Net cash provided by (used in)
           operating activities                (3,557)        (4,700)
                                            ---------      ---------


         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                (3,557)        (4,700)


Cash and cash equivalents, beginning           25,928         59,115
                                            ---------      ---------

Cash and cash equivalents, ending          $   22,371     $   54,415
                                            =========      =========















       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund Limited Partnership

                          STATEMENTS OF CASH FLOWS

                         Three Months Ended June 30,
                                 (Unaudited)

                                                    Series 5
                                            -------------------------
                                               1996           1995
                                               ----           ----
Cash flows from operating activities:
    Net loss                                $ (37,704)     $ (79,911)
    Adjustments
       Distributions from Operating
         Partnerships                               -              -
       Amortization                                 -              -
       Share of loss from Operating
         Partnerships                          26,372         68,719

    Changes in assets and liabilities
       Increase (Decrease) in accounts
         payable and accrued expenses          11,865        (28,913)
       Decrease (Increase) in other
         assets                                    -          (1,002)
                                              -------       --------

         Net cash provided by (used in)
           operating activities                   533        (41,107)
                                              -------       --------


         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                   533        (41,107)


Cash and cash equivalents, beginning          156,816        208,686
                                              -------       --------

Cash and cash equivalents, ending            $157,349      $ 167,579
                                              =======       ========













       The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund Limited Partnership

                           STATEMENTS OF CASH FLOWS

                          Three Months Ended June 30,
                                  (Unaudited)

                                                    Series 6
                                            -------------------------
                                                1996          1995
                                                ----          ----
Cash flows from operating activities:
    Net loss                                 $(137,718)    $(207,857)
    Adjustments
       Distributions from Operating
         Partnerships                                -             -
       Amortization                                  -             -
       Share of loss from Operating
         Partnerships                          103,862       194,584

    Changes in assets and liabilities
       Increase (Decrease) in accounts
         payable and accrued expenses           39,704        36,289
       Decrease (Increase) in other
         assets                                      -             -
                                              --------      --------

         Net cash provided by (used in)
           operating activities                  5,848        23,016
                                              --------      --------


         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                  5,848        23,016


Cash and cash equivalents, beginning            39,131        25,271
                                              --------      --------

Cash and cash equivalents, ending            $  44,979     $  48,287
                                              ========      ========














       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund Limited Partnership

                        NOTES TO FINANCIAL STATEMENTS

                                June 30, 1996
                                 (Unaudited)

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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

     The condensed financial statements included herein as of June 30, 1996 and for the three months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Partnership in acquiring the investments in Operating Partnerships are capitalized to the investment account. The Partnership's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed

           Boston Capital Tax Credit Fund Limited Partnership

                             June 30, 1996
                              (Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES (continued)

or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's Annual Report on Form 10-K.

NOTE C - RELATED PARTY TRANSACTIONS

       The Partnership has entered into several transactions with various affiliates of the general partner, including Boston Capital Partners, Inc. and Boston Capital Communications Limited Partnership.

       Administrative expenses were incurred by Boston Capital Partners, Inc. and it's affiliates on behalf of the Partnership during the quarters ended June 30, 1996 and 1995 as follows:

                               1996       1995
                              -----      -----
                Series 1    $ 2,671    $ 2,763
                Series 2      2,263      2,646
                Series 3      4,345      3,585
                Series 4      4,183      3,476
                Series 5      1,478      1,439
                Series 6      1,752      1,584
                              -----     ------
                            $16,692    $15,493
                             ======     ======

       An annual partnership management fee based on .375 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Communications Limited Partnership. The partnership management fee charged to operations, less the amount of certain partnership management and reporting fees paid by the Operating Partnerships, for the quarters ended June 30, 1996 and 1995 are as follows:

                               1996        1995
                               ----        ----
                Series 1   $ 44,476    $ 45,537
                Series 2     13,946      16,341
                Series 3     65,697      65,697
                Series 4     62,222      62,721
                Series 5      8,908       9,864
                Series 6     28,695      11,069
                            -------     -------
                           $223,944    $211,229
                            =======     =======

          Boston Capital Tax Credit Fund Limited Partnership

                           June 30, 1996
                            (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

       At June 30, 1996 and 1995, the Partnership had limited partnership interests in one hundred and five Operating Partnerships which own operating apartment complexes as follows: nineteen in Series 1; eight in Series 2; thirty-three in Series 3; twenty-five in Series 4; five in Series 5; and fifteen in Series 6.

       Under the terms of the Partnership's investment in each Operating Partnership, the Partnership was required to make capital contributions to such Operating Partnerships. These contributions were payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. At June 30, 1996 and 1995, all capital contributions had been paid to the Operating Partnerships in all of the Series.

       The Partnership's fiscal year ends March 31 of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period.
Accordingly, the current financial results available for the Operating Partnerships are for the three months ended March 31, 1996.

       The combined unaudited summarized statements of operations of the Operating Partnerships for the three months ended March 31, 1996 and 1995 are as follows:

            Boston Capital Tax Credit Fund Limited Partnership

                             June 30, 1996
                              (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                       Three months ended March 31,
                             (Unaudited)

                                                 Series 1
                                       ---------------------------
                                          1996             1995
                                          ----             ----
Revenues
   Rental                             $ 1,254,513      $ 1,157,747
   Interest and other                      39,759           38,264
                                        ---------        ---------
                                        1,294,272        1,196,011
                                        ---------        ---------
Expenses
  Interest                                339,448          290,693
  Depreciation and amortization           463,079          409,959
  Operating expenses                    1,141,063        1,038,206
                                        ---------        ---------
                                        1,943,590        1,738,858
                                        ---------        ---------
          NET LOSS                    $  (649,318)     $  (542,847)
                                       ==========       ==========
Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership                $   (97,663)     $  (118,505)
                                       ==========       ==========

Net loss allocated to other partners  $    (6,493)     $    (5,428)
                                       ==========       ==========

Net loss suspended                    $  (549,162)     $  (418,914)
                                       ==========       ==========

The variance in allowable loss from the Operating Partnerships for the three months ended March 31, 1996 and 1995 is mainly a result of the way the Partnership accounts for its investment in Operating Partnerships. The Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. However, the Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.

            Boston Capital Tax Credit Fund Limited Partnership

                              June 30, 1996
                              (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                       Three months ended March 31,
                              (Unaudited)

                                                Series 2
                                        --------------------------
                                           1996             1995
                                           ----             ----
 Revenues
   Rental                              $  330,154       $  232,717
   Interest and other                      14,650            8,128
                                        ---------        ---------
                                          344,804          240,845
                                        ---------        ---------
Expenses
  Interest                                269,407          176,122
  Depreciation and amortization           112,070           74,447
  Operating expenses                      208,330          183,131
                                        ---------        ---------
                                          589,807          433,700
                                        ---------        ---------
          NET LOSS                     $ (245,003)      $ (192,855)
                                        =========        =========

Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership                 $ (170,192)      $ (190,927)
                                        =========        =========

Net loss allocated to other partners   $   (2,450)      $   (1,928)
                                        =========        =========

Net loss suspended                     $  (72,361)      $        -
                                        =========        =========

The variance in allowable loss from the Operating Partnerships for the three months ended March 31, 1996 and 1995 is mainly a result of the way the Partnership accounts for its investment in Operating Partnerships. The Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for an distributions received or accrued. However, the Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.

            Boston Capital Tax Credit Fund Limited Partnership

                              June 30, 1996
                               (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                       Three Months ended March 31,
                             (Unaudited)

                                                  Series 3
                                        --------------------------
                                          1996             1995
 Revenues                                 ----             ----

   Rental                             $ 1,361,769      $ 1,341,151
   Interest and other                     136,460          131,608
                                        ---------        ---------
                                        1,498,229        1,472,759
                                        ---------        ---------
Expenses
  Interest                                725,152          848,647
  Depreciation and amortization           591,215          564,903
  Operating expenses                      965,435          994,283
                                        ---------        ---------
                                        2,281,802        2,407,833
                                        ---------        ---------
          NET LOSS                    $  (783,573)     $  (935,074)
                                       ==========       ==========
Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership                $  (459,288)     $  (925,723)
                                       ==========       ==========

Net loss allocated to other partners  $    (7,836)     $    (9,351)
                                       ==========       ==========

Net loss suspended                    $  (316,449)     $         -
                                       ==========       ==========

The variance in allowable loss from the Operating Partnerships for the three months ended March 31, 1996 and 1995 is mainly a result of the way the Partnership accounts for its investment in Operating Partnerships. The Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. However, the Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.

           Boston Capital Tax Credit Fund Limited Partnership

                            June 30, 1996
                            (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

             COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                    Three months ended March 31,
                          (Unaudited)

                                                  Series 4
                                       ----------------------------
                                          1996             1995
 Revenues                                 ----             ----
   Rental                             $ 1,325,435      $ 1,559,527
   Interest and other                     101,715           98,035
                                       ----------       ----------
                                        1,427,150        1,657,562
                                       ----------       ----------
Expenses
  Interest                                599,463          685,719
  Depreciation and amortization           594,579          591,742
  Operating expenses                      928,091          982,483
                                       ----------       ----------

                                        2,122,133        2,259,944
                                       ----------       ----------
          NET LOSS                    $  (694,984)     $  (602,382)
                                       ==========       ==========
Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership                $  (588,036)     $  (483,169)
                                       ==========       ==========
Net loss allocated to other partners  $    (6,949)     $    (6,024)
                                       ==========       ==========

Net loss suspended                    $   (99,999)     $  (113,189)
                                       ==========       ==========

The variance in allowable loss from the Operating Partnerships for the three months ended March 31, 1996 and 1995 is mainly a result of the way the Partnership accounts for its investment in Operating Partnerships. The Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. However, the Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.

            Boston Capital Tax Credit Fund Limited Partnership

                             June 30, 1996
                              (Unaudited)


NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)


               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                      Three months ended March 31,
                             (Unaudited)


                                                  Series 5
                                        --------------------------
                                           1996             1995
 Revenues                                  ----             ----
   Rental                               $ 130,835        $ 120,436
   Interest and other                      15,212           12,159
                                          -------         --------

                                          146,047          132,595
                                          -------         --------
Expenses
  Interest                                 37,175           48,785
  Depreciation and amortization            39,401           54,326
  Operating expenses                       97,157           98,897
                                          -------         --------

                                          173,733          202,008
                                          -------         --------

          NET LOSS                      $ (27,686)       $ (69,413)
                                         ========         ========

Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership                  $ (26,372)       $ (68,719)
                                         ========         ========

Net loss allocated to other partners    $    (277)       $    (694)
                                         ========         ========

           Boston Capital Tax Credit Fund Limited Partnership

                            June 30, 1996
                             (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

           COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                    Three months ended March 31,
                             (Unaudited)

                                                  Series 6
                                        --------------------------
                                          1996             1995
 Revenues                                 ----             ----
   Rental                              $1,043,415       $1,015,446
   Interest and other                      68,762           76,041
                                        ---------        ---------

                                        1,112,177        1,091,487
                                        ---------        ---------
Expenses
  Interest                                334,974          350,400
  Depreciation and amortization           300,892          311,787
  Operating expenses                      595,844          625,850
                                        ---------        ---------
                                        1,231,710        1,288,037
                                        ---------        ---------
          NET LOSS                     $ (119,533)      $ (196,550)
                                        =========        =========
Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership                 $ (103,862)      $ (194,584)
                                        =========        =========

Net loss allocated to other partners   $   (1,195)      $   (1,966)
                                        =========        =========

Net loss suspended                     $  (14,496)      $        -
                                        =========        =========

The variance in allowable loss from the Operating Partnerships for the three months ended March 31, 1996 and 1995 is mainly a result of the way the Partnership accounts for its investment in Operating Partnerships. The Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. However, the Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.

             Boston Capital Tax Credit Fund Limited Partnership

                             June 30, 1996
                              (Unaudited)

NOTE E - TAXABLE LOSS

        The Partnership's taxable loss for the fiscal year ended March
31, 1997 is expected to differ from its loss for financial reporting purposes primarily due to accounting differences in depreciation incurred by the Operating Partnerships. No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners and assignees individually.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity
- ---------
    The Partnership's primary source of funds was the proceeds of its Public Offering. Other sources of liquidity include (i) interest earned on working capital reserves, and (ii) cash distributions from the Operating Partnerships in which the Partnership has invested. These sources of liquidity are available to meet the obligations of the Partnership. The Partnership is currently accruing the annual partnership management fee to enable each series the ability to meet current and future third party obligations. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Partnership receives sales or refinancing proceeds from Operating Partnerships, which will be used to satisfy such liabilities. The Partnership anticipates that there will be sufficient cash to meet future third party obligations.

Capital Resources
- -----------------
    The Partnership offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on August 29, 1988. The Partnership received and accepted subscriptions for $97,746,940 representing 9,800,600 BACs from investors admitted as BAC Holders in Series 1 through Series 6 of the Partnership. Offers and sales of BACs in Series 1 through Series 6 of the Partnership were completed and the last of the BACs in Series 6 were issued by the Partnership on September 29, 1989. At June 30, 1996 and 1995 the Partnership had limited partnership equity interests in 105 Operating Partnerships.

    Series 1.
    --------- The Partnership received and accepted subscriptions for $12,999,000, representing 1,299,900 BACs from investors admitted as BAC Holders in Series 1. Offers and sales of BACs in Series 1 were completed and the last of the BACs in Series 1 were issued on December 14, 1988.

    As of June 30, 1996, the net proceeds from the offer and sale of BACs in Series 1 had been used to invest in a total of 19 Operating Partnerships in an aggregate amount of $9,069,266, and the Partnership had completed payment of all its capital contributions. Series 1 net offering proceeds in the amount of $50,738 remains in Working Capital.

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

    As of June 30, 1996, the net proceeds from the offer and sale of BACs in Series 2 had been used to invest in a total of eight Operating Partnerships in an aggregate amount of $6,411,018, and the Partnership had completed payment of all its capital contributions. Series 2 net offering proceeds in the amount of $2,320 remains in Working Capital.

    Series 3.
    --------- The Partnership received and accepted subscriptions for $28,822,000, representing 2,882,200 BACs from investors admitted as BAC Holders in Series 3. Offers and sales of BACs in Series 3 were completed and the last of the BACs in Series 3 were issued by the Partnership on March 14, 1989.

    As of June 30, 1996, the net proceeds from the offer and sale of BACs in Series 3 had been used to invest in a total of 33 Operating Partnerships in an aggregate amount of $20,858,886 and the Partnership had completed payment of all its capital contributions. Series 3 net offering proceeds in the amount of $6,801 remains in Working Capital.

    Series 4.
    --------- The Partnership received and accepted subscriptions for $29,788,160, representing 2,995,300 BACs from investors admitted as BAC Holders in Series 4. Offers and sales of BACs in Series 4 were completed and the last of the BACs in Series 4 were issued by the Partnership on July 7, 1989.

    As of June 30, 1996, the net proceeds from the offer and sale of BACs in Series 4 had been committed to invest in a total of 25 Operating Partnerships in an aggregate amount of $21,868,519, and the Partnership had completed payment of all its capital contributions. Series 4 net offering proceeds in the amount of $22,371 remains in Working Capital.

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

    As of June 30, 1996, the net proceeds from the offer and sale of BACs in Series 5 had been used to invest in a total of five Operating Partnerships in an aggregate amount of $3,431,044, and the Partnership had completed payment of all installments of its capital contributions. Series 5 net offering proceeds in the amount of $157,349 remains in Working Capital.

    Series 6.
    --------- The Partnership received and accepted subscriptions for $12,935,780, representing 1,303,000 BACs from investors admitted as BAC Holders in Series 6. Offers and sales of BACs in Series 6 were completed and the last of the BACs in Series 6 were issued on September 29, 1989.

    As of June 30, 1996 the net proceeds from the offer and sale of BACs in Series 6 had been used to invest in a total of 15 Operating Partnerships in an aggregate amount of $9,359,053, and the Partnership had completed payment of all its capital contributions. Series 6 net offering proceeds in the amount of $44,979 remains in Working Capital.

Results of Operations
- ---------------------

    At June 30, 1996 and 1995 the Partnership held limited partnership interests in 105 Operating Partnerships. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test(i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

    The Partnership incurs an annual partnership management fee to the General Partner and/or its affiliates in an amount equal to 0.375% of the aggregate cost of the Apartment Complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid by the Operating Partnerships. The annual partnership management fee is currently being accrued. It is anticipated that all outstanding fees will be repaid from the sale or refinancing proceeds. The annual partnership management fee incurred for the quarters ended June 30, 1996 and 1995 were $223,944 and $211,229, respectively. This amount is anticipated to be lower in subsequent fiscal years as more of the Operating Partnerships begin to pay annual asset management fees and reporting fees to the series.

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

    Series 1.
    ---------  As of June 30, 1996 and 1995, the average Qualified
Occupancy for the series was 99.4% and 99.4%, respectively. The series had a total of 19 properties at June 30, 1996. Out of the total, 17 were at 100% Qualified Occupancy.

    For the three months being reported, the series reflects a net loss from Operating Partnerships of $649,318. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect a net loss of $186,239. Substantially all of the net loss is attributable to accrued mortgage interest not payable currently by Genesee Commons Associates, Kingston Property Associates, and Unity Park Associates. The mortgages owed by these Operating Partnerships are held by a quasi-governmental state agency. The mortgages provide for the partial payment of interest based on cash flow from operations. Any unpaid balance is being accrued and will be paid from future cash flow, or at maturity. The General Partners feel that continual interest accruals could adversely affect the residual value of these three properties. In 1995, Unity Park Associates and Genesee Commons Associates secured additional funds which were incorporated into the current loan balance. These funds were used for structural repairs and upgrades which the General Partner feels will increase the Operating Partnerships' future residual values. The General Partners of both the Operating and Investment Partnerships are reviewing further steps that can be taken to improve operations and increase residual value thus minimizing any potential long-term negative impact. The Operating General Partners have funded the majority of the balance of the net loss.

    Series 2.
    ---------  As of June 30, 1996 and 1995, the average Qualified
Occupancy for the series was 99.8% and 99.4%, respectively. The series had a total of eight properties at June 30, 1996, seven of which were at 100% Qualified Occupancy.

    For the three months being reported the series reflects a net loss from the Operating Partnerships of $245,003. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect a net loss of $132,933.

    Annadale Housing Partners has reported net losses due to operational issues associated with the property. The partnership has begun to stabilize since the completion of rehabilitation and the emergence from bankruptcy. Occupancy has steadily improved and the Operating General Partner, Annadale Housing Corporation, anticipates full stabilization by the second quarter of 1996.

    Series 3.
    ---------  As of June 30, 1996 and 1995, the average Qualified
Occupancy for the series was 99.8% and 99.6%, respectively. The series had a total of 33 properties at June 30, 1996, of which 32 were at 100%
Qualified Occupancy.

    For the three months being reported series reflects a net loss from the Operating Partnerships of $783,573. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect a net loss of $192,358.

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


     Series 4.
    ---------  As of June 30, 1996 and 1995, the average Qualified
Occupancy for the series was 100% and 99.9%, respectively. The series had a total of 25 properties at June 30, 1996, all of which were at 100%
Qualified Occupancy.

    For the three months being reported series reflects a net loss from the Operating Partnerships of $694,984. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect a net loss of $100,405.

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

    Series 5.
    --------- As of June 30, 1996 and 1995, the average Qualified Occupancy for the series was 99.6% and 99%, respectively. The series had a total of five properties at June 30, 1996, four of which were at 100% Qualified Occupancy.

    For the three months being reported the series reflects a net loss from the Operating Partnerships of $27,686. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect a positive operations of $11,715.

    Annadale Housing Partners has reported net losses due to operational issues associated with the property. The partnership has begun to stabilize since the completion of rehabilitation. Occupancy has steadily improved and the Operating General Partner, Annadale Housing Corporation, anticipates full stabilization by the second quarter of 1996.

    Series 6.
    --------- As of June 30, 1996 and 1995, the average Qualified Occupancy for the series was 99.5% for both years. The series had a total of 15 properties at June 30, 1996, of which 14 were at 100% Qualified Occupancy.

    For the three months being reported the series reflects a net loss from the Operating Partnerships of $119,533. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $181,359.

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



                                BOSTON CAPITAL TAX CREDIT
                                FUND LIMITED PARTNERSHIP



                           By:  Boston Capital Associates Limited
                                Partnership, General Partner



                           By:  C&M Associates, d/b/a
                                Boston Capital Associates



Date:  August 13, 1996     By:  /s/JOHN P. MANNING
                                 ---------------------------
                                John P. Manning, Partner
                                Partner & Principal Financial
                                Officer

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


                                BOSTON CAPITAL TAX CREDIT
                                FUND LIMITED PARTNERSHIP



                           By:  Boston Capital Associates Limited
                                Partnership



                           By:  C&M Associates, d/b/a
                                Boston Capital Associates



Date:  August 13, 1996     By:
                                 ------------------------------
                                 John P. Manning, Partner
                                 Partner & Principal Financial
                                 Officer