Form 10-Q
period 1996-09-30
BOSTON CAPITAL TAX CREDIT FUND LTD PARTNERSHIP
filed 1996-11-15
CIK 835095

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   September 30, 1996
                                     --------------------
                                               or

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



                        QUARTERLY REPORT ON FORM 10-Q
                 FOR THE QUARTER ENDED SEPTEMBER 30, 1996
              -----------------------------------------------


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

PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K..................

            Signatures........................................

               Boston Capital Tax Credit Fund Limited Partnership

                            BALANCE SHEETS



                                            September 30,          March 31,
                                                1996                 1996
                                             (Unaudited)           (Audited)
                                            ------------         ------------
ASSETS

INVESTMENTS IN OPERATING
PARTNERSHIPS (Note D)                        $24,830,465          $27,395,600


OTHER ASSETS
   Cash and cash equivalents                     235,296              280,931
   Other assets                                  619,413              518,065
                                              ----------           ----------

                                             $25,685,174          $28,194,596
                                              ==========           ==========

LIABILITIES

Accounts payable - affiliates (Note C)       $ 4,316,249          $ 3,696,067
                                              ----------           ----------

PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 9,800,600 issued and      22,005,148           25,103,457
     outstanding

General Partner                                 (636,223)            (604,928)
                                              ----------           ----------
                                              21,368,925           24,498,529
                                              ----------           ----------

                                             $26,685,174          $28,194,596
                                              ==========           ==========





       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund Limited Partnership

                              BALANCE SHEETS

                                                     SERIES 1
                                           ----------------------------

                                            September 30,     March 31,
                                                1996             1996
                                             (Unaudited)      (Audited)
                                             -----------      ---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $  199,295        $ 378,057


OTHER ASSETS
Cash and cash equivalents                       36,114           52,334
Other assets                                    54,303           54,303
                                             ---------         --------

                                            $  289,712        $ 484,694
                                             =========         ========

LIABILITIES

Accounts payable - affiliates (Note C)      $1,019,646        $ 929,214
                                             ---------         --------

PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 1,299,900 issued and      (609,412)        (326,851)
     outstanding

General Partner                               (120,522)        (117,669)
                                             ---------         --------

                                              (729,934)        (444,520)
                                             ---------         --------

                                            $  289,712        $ 484,694
                                             =========         ========




         The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund Limited Partnership

                           BALANCE SHEETS

                                                      SERIES 2
                                            ----------------------------

                                             September 30,     March 31,
                                                1996             1996
ASSETS                                       (Unaudited)       (Audited)
                                             -----------       ---------
INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                      $2,237,687      $2,445,164


OTHER ASSETS
Cash and cash equivalents                          5,506           1,262
Other assets                                     360,285         360,285
                                               ---------       ---------

                                              $2,603,478      $2,806,711
                                               =========       =========



LIABILITIES

Accounts payable - affiliates (Note C)        $  264,663      $  213,489
                                               ---------       ---------

PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 830,300 issued and
     outstanding                               2,384,770       2,636,633


General Partner                                  (45,955)        (43,411)
                                               ---------       ---------

                                               2,338,815       2,593,222
                                               ---------       ---------

                                              $2,603,478      $2,806,711
                                               =========       =========



        The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund Limited Partnership

                              BALANCE SHEETS

                                                       SERIES 3
                                             ----------------------------

                                             September 30,     March 31,
                                                1996             1996
ASSETS                                       (Unaudited)       (Audited)
                                             -----------       ---------
INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                      $6,570,192      $7,500,960


OTHER ASSETS
Cash and cash equivalents                          2,436           5,460
Other assets                                      41,861          41,861
                                               ---------       ---------

                                              $6,614,489      $7,548,281
                                               =========       =========



LIABILITIES

Accounts payable - affiliates (Note C)        $1,182,489      $1,027,573
                                               ---------       ---------

PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 2,882,200 issued and
     outstanding                               5,629,594       6,707,415


General Partner                                 (197,594)       (186,707)
                                               ---------       ---------

                                               5,432,000       6,520,708
                                               ---------       ---------

                                              $6,614,489      $7,548,281
                                               =========       =========


       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund Limited Partnership

                           BALANCE SHEETS

                                                      SERIES 4
                                            ----------------------------
                                             September 30,    March 31,
                                                1996             1996
                                             (Unaudited)      (Audited)
                                            ------------      ----------
ASSETS

   INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                      $8,939,061     $ 9,933,715


OTHER ASSETS

   Cash and cash equivalents                      13,844          25,928
   Other assets                                  129,851          28,503
                                              ----------      ----------

                                             $ 9,082,756     $ 9,988,146
                                              ==========      ==========



LIABILITIES

Accounts payable - affiliates (Note C)       $ 1,019,860     $   788,069
                                              ----------      ----------

PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 2,995,300 issued and
     outstanding                               8,242,372       9,368,181

General Partner                                 (179,476)       (168,104)
                                              ----------      ----------

                                               8,062,896       9,200,077
                                              ----------      ----------

                                             $ 9,082,756     $ 9,988,146
                                              ==========      ==========



          The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund Limited Partnership

                            BALANCE SHEETS

                                                      SERIES 5
                                            ----------------------------
                                             September 30,    March 31,
                                                1996            1996
                                             (Unaudited)      (Audited)
                                            ------------      ----------

ASSETS

  INVESTMENTS IN OPERATING
  PARTNERSHIPS (Note D)                       $1,357,553      $1,422,271


OTHER ASSETS

  Cash and cash equivalents                      147,489         156,816
  Other assets                                    33,113          33,113
                                               ---------       ---------

                                              $1,538,155      $1,612,200
                                               =========       =========



LIABILITIES

Accounts payable - affiliates (Note C)        $   48,096      $   28,369
                                               ---------       ---------

PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 489,900 issued and
     outstanding                               1,516,909       1,609,743

General Partner                                  (26,850)        (25,912)
                                               ---------       ---------

                                               1,490,059       1,583,831
                                               ---------       ---------

                                              $1,538,155      $1,612,200
                                               =========       =========

     The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund Limited Partnership

                         BALANCE SHEETS


                                                     SERIES 6
                                            ----------------------------
                                            September 30,      March 31,
                                               1996              1996
                                            (Unaudited)       (Audited)
                                            ------------      ----------

ASSETS

   INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                      $5,526,677      $5,715,433


OTHER ASSETS

   Cash and cash equivalents                      29,907          39,131
   Other assets                                        -               -
                                               ---------       ---------

                                              $5,556,584      $5,754,564
                                               =========       =========



LIABILITIES

Accounts payable - affiliates (Note C)        $  781,495      $  709,353
                                               ---------       ---------
PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 1,303,000 issued and
     outstanding                               4,840,915       5,108,336

General Partner                                  (65,826)        (63,125)
                                               ---------       ---------

                                               4,775,089       5,045,211
                                               ---------       ---------

                                              $5,556,584      $5,754,564
                                               =========       =========

      The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund Limited Partnership

                         STATEMENTS OF OPERATIONS

                       Three Months Ended September 30,
                               (Unaudited)



                                             1996         1995
                                             ----         ----

Income
  Interest income                       $     1,874   $     2,291
  Miscellaneous income                        2,637         1,304
                                         ----------    ----------

                                              4,511         3,595
                                         ----------    ----------

Share of loss from Operating
  Partnerships (Note D)                  (1,105,022)   (1,627,004)
                                         ----------    ----------

Expenses
  Partnership management fees               231,176       226,833
  General and administrative expenses        89,105       108,847
                                         ----------    ----------

                                            320,281       335,680
                                         ----------    ----------


  NET LOSS                              $(1,420,792)  $(1,959,089)
                                         ==========    ==========

Net loss allocated to assignees         $(1,406,584)  $(1,939,498)
                                         ==========    ==========

Net loss allocated to general partner   $   (14,208)  $   (19,591)
                                         ==========    ==========

Net loss per BAC                        $      (.71)  $     (1.14)
                                         ==========    ==========





       The accompanying notes are an integral part of these statements.

          Boston Capital Tax Credit Fund Limited Partnership

                       STATEMENTS OF OPERATIONS

                    Three Months Ended September 30,
                             (Unaudited)

                                                      SERIES 1
                                               -----------------------
                                                  1996          1995
                                                  ----          ----
Income
  Interest income                              $     345     $     330
  Miscellaneous income                             1,333             -
                                                --------      --------

                                                   1,678           330
                                                --------      --------

Share of loss from Operating
  Partnerships (Note D)                          (81,099)     (189,666)
                                                --------      --------

Expenses
  Partnership management fees                     39,216        39,485
  General and administrative expenses             17,842        21,516
                                                --------      --------

                                                  57,058        61,001
                                                --------      --------


  NET LOSS                                     $(136,479)    $(250,337)
                                                ========      ========

Net loss allocated to assignees                $(135,114)    $(247,834)
                                                ========      ========

Net loss allocated to general partner          $  (1,365)    $  (2,503)
                                                ========      ========

Net loss per BAC                               $    (.10)    $    (.19)
                                                ========      ========






        The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund Limited Partnership

                        STATEMENTS OF OPERATIONS

                     Three Months Ended September 30,
                               (Unaudited)


                                                     SERIES 2
                                               ----------------------
                                                  1996         1995
                                                  ----         ----
Income
  Interest income                             $       6            81
  Miscellaneous income                                -             -
                                               --------      --------

                                                      6            81
                                               --------      --------

Share of loss from Operating
  Partnerships (Note D)                         (37,286)     (109,990)
                                               --------      --------

Expenses
  Partnership management fees                    17,310        16,310
  General and administrative expenses            10,898        14,689
                                               --------      --------

                                                 28,208        30,999
                                               --------      --------


  NET LOSS                                    $ (65,488)    $(140,908)
                                               ========      ========

Net loss allocated to assignees               $ (64,833)    $(139,500)
                                               ========      ========

Net loss allocated to general partner         $    (655)    $  (1,408)
                                               ========      ========

Net loss per BAC                              $    (.08)    $    (.17)
                                               ========      ========




       The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund Limited Partnership

                        STATEMENTS OF OPERATIONS

                     Three Months Ended September 30,
                              (Unaudited)


                                                     SERIES 3
                                               ----------------------
                                                 1996         1995
                                                 ----         ----
Income
  Interest income                             $      31     $      33
  Miscellaneous income                            1,304         1,304
                                               --------      --------

                                                  1,335         1,337
                                               --------      --------

Share of loss from Operating
  Partnerships (Note D)                        (468,821)     (565,553)
                                               --------      --------

Expenses
  Partnership management fees                    65,497        65,127
  General and administrative expenses            19,780        25,491
                                               --------      --------

                                                 85,277        90,618
                                               --------      --------


  NET LOSS                                    $(552,763)    $(654,834)
                                               ========      ========

Net loss allocated to assignees               $(547,235)    $(648,286)
                                               ========      ========

Net loss allocated to general partner         $  (5,528)    $  (6,548)
                                               ========      ========

Net loss per BAC                              $    (.19)    $    (.23)
                                               ========      ========





       The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund Limited Partnership

                         STATEMENTS OF OPERATIONS

                      Three Months Ended September 30,
                               (Unaudited)


                                                     SERIES 4
                                               ----------------------
                                                 1996          1995
                                                 ----          ----
Income
  Interest income                             $     154     $     251
  Miscellaneous income                                -             -
                                               --------      --------

                                                    154           251
                                               --------      --------

Share of loss from Operating
  Partnerships (Note D)                        (394,574)     (529,485)
                                               --------      --------

Expenses
  Partnership management fees                    63,220        62,721
  General and administrative expenses            19,948        21,992
                                               --------      --------

                                                 83,168        84,713
                                               --------      --------


  NET LOSS                                    $(477,588)    $(613,947)
                                               ========      ========

Net loss allocated to assignees               $(472,812)    $(607,808)
                                               ========      ========

Net loss allocated to general partner         $  (4,776)    $  (6,139)
                                               ========      ========

Net loss per BAC                              $    (.16)    $    (.20)
                                               ========      ========





       The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund Limited Partnership

                       STATEMENTS OF OPERATIONS

                   Three Months Ended September 30,
                             (Unaudited)

                                                      SERIES 5
                                               ----------------------
                                                 1996          1995
                                                 ----          ----
Income
  Interest income                             $   1,058     $   1,287
  Miscellaneous income                                -             -
                                               --------      --------

                                                  1,058         1,287
                                               --------      --------

Share of loss from Operating
  Partnerships (Note D)                         (38,344)      (83,093)
                                               --------      --------

Expenses
  Partnership management fees                     9,864         8,864
  General and administrative expenses             8,919        10,233
                                               --------      --------

                                                 18,783        19,097
                                               --------      --------


  NET LOSS                                    $ (56,069)    $(100,903)
                                               ========      ========

Net loss allocated to assignees               $ (55,508)    $ (99,894)
                                               ========      ========

Net loss allocated to general partner         $    (561)    $  (1,009)
                                               ========      ========

Net loss per BAC                              $    (.11)    $    (.20)
                                               ========      ========






       The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund Limited Partnership

                     STATEMENTS OF OPERATIONS

                 Three Months Ended September 30,
                           (Unaudited)

                                                      SERIES 6
                                               ----------------------
                                                 1996          1995
                                                 ----          ----
Income
  Interest income                             $     280     $     309
  Miscellaneous income                                -             -
                                               --------      --------

                                                    280           309
                                               --------      --------

Share of loss from Operating
  Partnerships (Note D)                         (84,898)     (149,217)
                                               --------      --------

Expenses
  Partnership management fees                    36,069        34,326
  General and administrative expenses            11,718        14,927
                                               --------      --------

                                                 47,787        49,253
                                               --------      --------


  NET LOSS                                    $(132,405)    $(198,161)
                                               ========      ========

Net loss allocated to assignees               $(131,081)    $(196,179)
                                               ========      ========

Net loss allocated to general partner         $  (1,324)    $  (1,982)
                                               ========      ========

Net loss per BAC                              $    (.10)    $    (.15)
                                               ========      ========






       The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund Limited Partnership

                         STATEMENTS OF OPERATIONS

                         Six Months Ended September 30,
                               (Unaudited)



                                             1996         1995
                                             ----         ----

Income
  Interest income                       $     3,853   $     4,943
  Miscellaneous income                        2,657         1,304
                                         ----------    ----------

                                              6,510         6,247
                                         ----------    ----------

Share of loss from Operating
  Partnerships (Note D)                  (2,550,435)   (3,608,631)
                                         ----------    ----------

Expenses
  Partnership management fees               455,120       437,606
  General and administrative expenses       130,559       130,750
                                         ----------    ----------

                                            585,679       568,356
                                         ----------    ----------


  NET LOSS                              $(3,129,604)  $(4,170,740)
                                         ==========    ==========

Net loss allocated to assignees         $(3,098,308)  $(4,129,032)
                                         ==========    ==========

Net loss allocated to general partner   $   (31,296)  $   (41,708)
                                         ==========    ==========

Net loss per BAC                        $     (1.66)  $     (2.37)
                                         ==========    ==========





       The accompanying notes are an integral part of these statements.

          Boston Capital Tax Credit Fund Limited Partnership

                       STATEMENTS OF OPERATIONS

                      Six Months Ended September 30,
                             (Unaudited)

                                                      SERIES 1
                                               -----------------------
                                                  1996          1995
                                                  ----          ----
Income
  Interest income                              $     712     $     784
  Miscellaneous income                             1,353             -
                                                --------      --------

                                                   2,065           784
                                                --------      --------

Share of loss from Operating
  Partnerships (Note D)                         (178,762)     (308,171)
                                                --------      --------

Expenses
  Partnership management fees                     83,692        84,701
  General and administrative expenses             25,025        24,299
                                                --------      --------

                                                 108,717       109,000
                                                --------      --------


  NET LOSS                                     $(285,414)    $(416,387)
                                                ========      ========

Net loss allocated to assignees                $(282,560)    $(412,223)
                                                ========      ========

Net loss allocated to general partner          $  (2,854)    $  (4,164)
                                                ========      ========

Net loss per BAC                               $    (.21)    $    (.32)
                                                ========      ========






        The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund Limited Partnership

                        STATEMENTS OF OPERATIONS

                       Six Months Ended September 30,
                               (Unaudited)


                                                     SERIES 2
                                               ----------------------
                                                  1996         1995
                                                  ----         ----
Income
  Interest income                             $      15           227
  Miscellaneous income                                -             -
                                               --------      --------

                                                     15           227
                                               --------      --------

Share of loss from Operating
  Partnerships (Note D)                        (207,478)     (300,917)
                                               --------      --------

Expenses
  Partnership management fees                    31,256        32,516
  General and administrative expenses            15,688        17,755
                                               --------      --------

                                                 46,944        50,271
                                               --------      --------


  NET LOSS                                    $(254,407)    $(350,961)
                                               ========      ========

Net loss allocated to assignees               $(251,863)    $(347,451)
                                               ========      ========

Net loss allocated to general partner         $  (2,544)    $  (3,510)
                                               ========      ========

Net loss per BAC                              $    (.30)    $    (.42)
                                               ========      ========




       The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund Limited Partnership

                        STATEMENTS OF OPERATIONS

                       Six Months Ended September 30,
                              (Unaudited)


                                                     SERIES 3
                                               ----------------------
                                                 1996         1995
                                                 ----         ----
Income
  Interest income                           $        68   $       190
  Miscellaneous income                            1,304         1,304
                                              ---------     ---------

                                                  1,372         1,494
                                              ---------     ---------

Share of loss from Operating
  Partnerships (Note D)                        (928,109)   (1,491,276)
                                              ---------     ---------

Expenses
  Partnership management fees                   131,194       130,824
  General and administrative expenses            30,777        31,195
                                              ---------     ---------

                                                161,971       162,019
                                              ---------     ---------


  NET LOSS                                  $(1,088,708)  $(1,651,801)
                                              =========     =========

Net loss allocated to assignees             $(1,077,821)  $(1,635,283)
                                              =========     =========

Net loss allocated to general partner       $   (10,887)  $   (16,518)
                                              =========     =========

Net loss per BAC                            $      (.38)  $      (.57)
                                              =========     =========





       The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund Limited Partnership

                         STATEMENTS OF OPERATIONS

                        Six Months Ended September 30,
                               (Unaudited)


                                                     SERIES 4
                                               ----------------------
                                                 1996          1995
                                                 ----          ----
Income
  Interest income                           $       335   $       634
  Miscellaneous income                                -             -
                                              ---------     ---------

                                                    335           634
                                              ---------     ---------

Share of loss from Operating
  Partnerships (Note D)                        (982,610)   (1,012,654)
                                              ---------     ---------

Expenses
  Partnership management fees                   125,442       125,442
  General and administrative expenses            29,464        27,296
                                              ---------     ---------

                                                154,906       152,738
                                              ---------     ---------


  NET LOSS                                  $(1,137,181)  $(1,164,758)
                                              =========     =========

Net loss allocated to assignees             $(1,125,809)  $(1,153,110)
                                              =========     =========

Net loss allocated to general partner       $   (11,372)  $   (11,648)
                                              =========     =========

Net loss per BAC                              $    (.37)  $      (.38)
                                               ========     =========





       The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund Limited Partnership

                       STATEMENTS OF OPERATIONS

                     Six Months Ended September 30,
                             (Unaudited)

                                                      SERIES 5
                                               ----------------------
                                                 1996          1995
                                                 ----          ----
Income
  Interest income                             $   2,165     $   2,579
  Miscellaneous income                                -             -
                                               --------      --------

                                                  2,165         2,579
                                               --------      --------

Share of loss from Operating
  Partnerships (Note D)                         (64,716)     (151,812)
                                               --------      --------

Expenses
  Partnership management fees                    18,772        18,728
  General and administrative expenses            12,449        12,855
                                               --------      --------

                                                 31,221        31,583
                                               --------      --------


  NET LOSS                                    $ (93,772)    $(180,816)
                                               ========      ========

Net loss allocated to assignees               $ (92,834)    $(179,008)
                                               ========      ========

Net loss allocated to general partner         $    (938)    $  (1,808)
                                               ========      ========

Net loss per BAC                              $    (.19)    $    (.37)
                                               ========      ========






       The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund Limited Partnership

                     STATEMENTS OF OPERATIONS

                   Six Months Ended September 30,
                           (Unaudited)

                                                      SERIES 6
                                               ----------------------
                                                 1996          1995
                                                 ----          ----
Income
  Interest income                             $     558     $     529
  Miscellaneous income                                -             -
                                               --------      --------

                                                    558           529
                                               --------      --------

Share of loss from Operating
  Partnerships (Note D)                        (188,760)     (343,801)
                                               --------      --------

Expenses
  Partnership management fees                    64,764        45,395
  General and administrative expenses            17,156        17,350
                                               --------      --------

                                                 81,920        62,745
                                               --------      --------


  NET LOSS                                    $(270,122)    $(406,017)
                                               ========      ========

Net loss allocated to assignees               $(267,421)    $(401,957)
                                               ========      ========

Net loss allocated to general partner         $  (2,701)    $  (4,060)
                                               ========      ========

Net loss per BAC                              $    (.21)    $    (.31)
                                               ========      ========






       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund Limited Partnership

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                       Six Months Ended September 30, 1996
                                 (Unaudited)



                                               General
                                Assignees      Partner      Total
                                ---------      -------      -----


Partners' capital (deficit),
    April 1, 1996             $25,103,457     $(604,928) $24,498,529


Net loss                       (3,098,308)      (31,296)  (3,129,604)
                               ----------      --------   ----------


Partners' capital (deficit),
    September 30, 1996        $22,005,149     $(636,224) $21,368,925
                               ==========      ========   ==========


























       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund Limited Partnership

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                       Six Months Ended September 30, 1996
                                 (Unaudited)


                                               General
                                Assignees      Partner         Total
                                ---------      -------         -----
Series 1
--------

Partners' capital (deficit),
    April 1, 1996               $(326,851)    $(117,669)    $(444,520)

Net loss                         (282,560)       (2,854)     (285,414)
                                 --------      --------      --------
Partners' capital (deficit),
    September 30, 1996          $(609,411)    $(120,523)    $(729,934)
                                 ========      ========      ========

Series 2
--------

Partners' capital (deficit),
    April 1, 1996              $2,636,633      $(43,411)   $2,593,222

Net loss                         (251,863)       (2,544)     (254,407)
                                ---------       -------     ---------

Partners' capital (deficit),
    September 30, 1996         $2,384,770      $(45,955)   $2,338,815
                                =========       =======     =========

Series 3
--------

Partners' capital (deficit),
    April 1, 1996             $ 6,707,415     $(186,707)  $ 6,520,708

Net loss                       (1,077,821)      (10,887)   (1,088,708)
                               ----------      --------    ----------

Partners' capital (deficit),
    September 30, 1996        $ 5,629,594     $(197,594)  $ 5,432,000
                               ==========      ========    ==========



       The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund Limited Partnership

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                       Six Months Ended September 30, 1996
                                 (Unaudited)



                                               General
                                Assignees      Partner      Total
                                ---------      -------      -----
Series 4
--------

Partners' capital (deficit),
    April 1, 1996             $ 9,368,181     $(168,104)  $ 9,200,077

Net loss                       (1,125,809)      (11,372)   (1,137,181)
                               ----------      --------    ----------
Partners' capital (deficit),
    September 30, 1996        $ 8,242,372     $(179,476)  $ 8,062,896
                               ==========      ========    ==========

Series 5
--------

Partners' capital (deficit),
    April 1, 1996              $1,609,743      $(25,912)   $1,583,831

Net loss                          (92,834)         (938)      (93,772)
                                ---------       -------     ---------

Partners' capital (deficit),
    September 30, 1996         $1,516,909      $(26,850)   $1,490,059
                                =========       =======     =========

Series 6
--------

Partners' capital (deficit),
    April 1, 1996              $5,108,336      $(63,125)   $5,045,211

Net loss                         (267,421)       (2,701)     (270,122)
                                ---------      --------      --------

Partners' capital (deficit),
    September 30, 1996         $4,840,915      $(65,826)   $4,775,089
                                =========       =======     =========


       The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund Limited Partnership

                         STATEMENTS OF CASH FLOWS

                     Six Months Ended September 30, 1996
                                (Unaudited)



                                             1996             1995
                                             ----             ----
Cash flows from operating activities:
    Net loss                              $(3,129,605)   $(4,170,740)
    Adjustments
       Distributions from Operating
         Partnerships                          14,703          1,543
       Share of loss from Operating
         Partnerships                       2,550,435      3,608,631

    Changes in assets and liabilities
       Increase (Decrease) in accounts
         payable                              620,180        477,607
       Decrease (Increase) in other
         assets                              (101,348)       (38,853)
                                           ----------     ----------

         Net cash provided by (used in)
           operating activities               (45,635)      (121,812)
                                           ----------     ----------


         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                   (45,635)      (121,812)


Cash and cash equivalents, beginning          280,931        409,285
                                           ----------     ----------

Cash and cash equivalents, ending         $   235,296    $   287,473
                                           ==========     ==========










      The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund Limited Partnership

                           STATEMENTS OF CASH FLOWS

                      Six Months Ended September 30, 1996
                                 (Unaudited)

                                                    Series 1
                                            -------------------------
                                                1996          1995
                                                ----          ----
Cash flows from operating activities:
    Net loss                                 $(285,414)  $  (416,387)
    Adjustments
       Distributions from Operating
         Partnerships                                -             -
       Share of loss from Operating
         Partnerships                          178,762       308,171

    Changes in assets and liabilities
       Increase (Decrease) in accounts
         payable                                90,432       130,431
       Decrease (Increase) in other
         assets                                      -       (38,853)
                                              --------     ---------

         Net cash provided by (used in)
           operating activities                (16,220)      (16,638)
                                              --------     ---------


         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                (16,220)      (16,638)


Cash and cash equivalents, beginning            52,334        67,610
                                              --------     ---------

Cash and cash equivalents, ending            $  36,114    $   50,972
                                              ========     =========










     The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund Limited Partnership

                           STATEMENTS OF CASH FLOWS

                      Six Months Ended September 30, 1996
                                 (Unaudited)

                                                    Series 2
                                            -------------------------
                                                1996           1995
                                               ----           ----
Cash flows from operating activities:
    Net loss                                 $(254,408)     $(350,961)
    Adjustments
       Distributions from Operating
         Partnerships                                -              -
       Share of loss from Operating
         Partnerships                          207,478        300,917

    Changes in assets and liabilities
       Increase (Decrease) in accounts
         payable                                51,174         34,620
       Decrease (Increase) in other
         assets                                      -              -
                                              --------       --------

         Net cash provided by (used in)
           operating activities                  4,244        (15,424)
                                              --------       --------


         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                  4,244        (15,424)


Cash and cash equivalents, beginning             1,262         23,531
                                              --------       --------

Cash and cash equivalents, ending           $    5,506      $   8,107
                                              ========       ========










       The accompanying notes are an integral part of these statements.

          Boston Capital Tax Credit Fund Limited Partnership

                       STATEMENTS OF CASH FLOWS

                     Six Months Ended September 30,
                             (Unaudited)

                                                    Series 3
                                           -------------------------
                                              1996            1995
                                              ----            ----
Cash flows from operating activities:
    Net loss                              $(1,088,708)   $(1,651,801)
    Adjustments
       Distributions from Operating
         Partnerships                           2,659          1,543
       Share of loss from Operating
         Partnerships                         928,109      1,491,276

    Changes in assets and liabilities
       Increase (Decrease) in accounts
         payable                              154,916        135,249
       Decrease (Increase) in other
         assets                                     -              -
                                            ---------      ---------

         Net cash provided by (used in)
           operating activities                (3,024)       (23,733)
                                            ---------      ---------


         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                (3,024)       (23,733)


Cash and cash equivalents, beginning            5,460         25,072
                                            ---------      ---------

Cash and cash equivalents, ending          $    2,436     $    1,339
                                            =========      =========










       The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund Limited Partnership

                         STATEMENTS OF CASH FLOWS

                          Six Months Ended September 30,
                                (Unaudited)
                                                    Series 4
                                           -------------------------
                                              1996           1995
                                              ----           ----
Cash flows from operating activities:
    Net loss                              $(1,137,181)   $(1,164,758)
    Adjustments
       Distributions from Operating
         Partnerships                          12,044              -
       Share of loss from Operating
         Partnerships                         982,610      1,012,654

    Changes in assets and liabilities
       Increase (Decrease) in accounts
         payable                              231,791        125,442
       Decrease (Increase) in other
         assets                              (101,348)             -
                                            ---------      ---------

         Net cash provided by (used in)
           operating activities               (12,084)       (26,662)
                                            ---------      ---------


         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS               (12,084)       (26,662)


Cash and cash equivalents, beginning           25,928         59,115
                                            ---------      ---------

Cash and cash equivalents, ending          $   13,844     $   32,453
                                            =========      =========











       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund Limited Partnership

                          STATEMENTS OF CASH FLOWS

                       Six Months Ended September 30,
                                 (Unaudited)

                                                    Series 5
                                            -------------------------
                                               1996           1995
                                               ----           ----
Cash flows from operating activities:
    Net loss                                $ (93,772)     $(180,816)
    Adjustments
       Distributions from Operating
         Partnerships                               -              -
       Share of loss from Operating
         Partnerships                          64,716        151,812

    Changes in assets and liabilities
       Increase (Decrease) in accounts
         payable                               19,729        (20,271)
       Decrease (Increase) in other
         assets                                    -               -
                                              -------       --------

         Net cash provided by (used in)
           operating activities                (9,327)       (49,275)
                                              -------       --------


         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                (9,327)       (49,275)


Cash and cash equivalents, beginning          156,816        208,686
                                              -------       --------

Cash and cash equivalents, ending            $147,489      $ 159,411
                                              =======       ========










       The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund Limited Partnership

                           STATEMENTS OF CASH FLOWS

                       Six Months Ended September 30,
                                  (Unaudited)

                                                    Series 6
                                            -------------------------
                                                1996          1995
                                                ----          ----
Cash flows from operating activities:
    Net loss                                 $(270,122)    $(406,017)
    Adjustments
       Distributions from Operating
         Partnerships                                -             -
       Share of loss from Operating
         Partnerships                          188,760       343,801

    Changes in assets and liabilities
       Increase (Decrease) in accounts
         payable                                72,138        72,136
       Decrease (Increase) in other
         assets                                      -             -
                                              --------      --------

         Net cash provided by (used in)
           operating activities                 (9,224)        9,920
                                              --------      --------


         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                 (9,224)        9,920


Cash and cash equivalents, beginning            39,131        25,271
                                              --------      --------

Cash and cash equivalents, ending            $  29,907     $  35,191
                                              ========      ========










      The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund Limited Partnership
                        NOTES TO FINANCIAL STATEMENTS

                             September 30, 1996
                                 (Unaudited)

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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

     The condensed financial statements included herein as of September 30, 1996 and for the six months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Partnership in acquiring the investments in Operating Partnerships are capitalized to the investment account. The Partnership's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations.

     Such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed

           Boston Capital Tax Credit Fund Limited Partnership

                           September 30, 1996
                              (Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES (continued)

or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's Annual Report on Form 10-K.

NOTE C - RELATED PARTY TRANSACTIONS

       The Partnership has entered into several transactions with various affiliates of the general partner, including Boston Capital Partners, Inc. and Boston Capital Asset Management Limited Partnership (formerly Boston Capital Communications Limited Partnership).

       General and administrative expenses incurred by Boston Capital Partners, Inc. and it's affiliates were charged to each series' operations for the quarters ended September 30, 1996 and 1995 as follows:

                               1996       1995
                              -----      -----
                Series 1    $   642    $     -
                Series 2          -          -
                Series 3          -        461
                Series 4      1,639        461
                Series 5        975        461
                Series 6        642        287
                              -----     ------
                            $ 3,898    $ 1,670
                             ======     ======

       An annual partnership management fee based on .375 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership (formerly Boston Capital Communications Limited Partnership). The partnership management fee accrued for the quarters ended September 30, 1996 and 1995 are as follows:

                               1996        1995
                               ----        ----
                Series 1   $ 45,216    $ 45,216
                Series 2     17,310      17,310
                Series 3     67,497      67,497
                Series 4     62,721      62,721
                Series 5      9,864       9,864
                Series 6     36,069      36,069
                            -------     -------
                           $238,677    $238,677
                            =======     =======

      Accounts payable - affiliates at September 30, 1996 and 1995 represents accrued general and administrative expenses and partnership management fees, and advances from an affiliate of the general partner, which are payable to Boston Capital Partners, Inc., and Boston Capital Asset Management Limited Partnership (formerly Boston Capital Communications Limited Partnership).

          Boston Capital Tax Credit Fund Limited Partnership

                        September 30, 1996
                            (Unaudited)


NOTE C - RELATED PARTY TRANSACTIONS  (continued)

      As of September 30, 1996, an affiliate of the general partner advanced a total of $134,250 to the Partnership to pay certain operating expenses of some of the series. Of this amount, $37,000 was advanced in the quarter ended September 30, 1996 to Series 2, 3 and 4 in the amounts of $15,000, $17,000 and $5,000, respectively. These advances are included in Accounts payable - affiliates. These advances, and any additional advances, will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships.

      As of September 30, 1996, an affiliate of the general partner funded $115,859, interest free, to the Partnership (Series 4) so that it could make two separate loans to the Operating Partnerships Van Dyck Estates and New Grand Hotel in the amounts of $50,913 and $64,946, respectively. Of these amounts, $68,996 was advanced in the quarter ended September 30, 1996. The loans to Operating Partnership Van Dyck Estates are being made to fund operating expenses of the partnership. The loan to Operating Partnership New Grand Hotel enabled the partnership to refinance its mortgage at a more favorable rate. These advances will be repaid to the Partnership by the Operating Partnerships with surplus cash from operations. Subsequent to the quarter ended September 30, 1996, New Grand Hotel paid the Partnership $45,054, which was repaid to the affiliate in October 1996.

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

       At September 30, 1996 and 1995, the Partnership had limited partnership interests in one hundred and five Operating Partnerships which own operating apartment complexes as follows: nineteen in Series 1; eight in Series 2; thirty-three in Series 3; twenty-five in Series 4; five in Series 5; and fifteen in Series 6.

       Under the terms of the Partnership's investment in each Operating Partnership, the Partnership was required to make capital contributions to such Operating Partnerships. These contributions were payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. At September 30, 1996 and 1995, all capital contributions had been paid to the Operating Partnerships in all of the Series.

       The Partnership's fiscal year ends March 31 of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period.
Accordingly, the current financial results available for the Operating Partnerships are for the six months ended June 30, 1996.

       The combined unaudited summarized statements of operations of the Operating Partnerships for the six months ended June 30, 1996 and 1995 are as follows:

            Boston Capital Tax Credit Fund Limited Partnership

                           September 30, 1996
                              (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                         Six months ended June 30,
                             (Unaudited)

                                                 Series 1
                                       ---------------------------
                                          1996             1995
                                          ----             ----
Revenues
   Rental                             $ 2,493,647      $ 2,513,403
   Interest and other                      78,012           79,495
                                        ---------        ---------
                                        2,571,659        2,592,898
                                        ---------        ---------
Expenses
  Interest                                608,051          602,410
  Depreciation and amortization           902,849          921,371
  Operating expenses                    2,228,657        2,269,518
                                        ---------        ---------
                                        3,739,557        3,793,299
                                        ---------        ---------
          NET LOSS                    $(1,167,898)     $(1,200,401)
                                       ==========       ==========
Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership                $  (178,762)     $  (308,171)
                                       ==========       ==========

Net loss allocated to other partners  $   (11,679)     $   (12,004)
                                       ==========       ==========

Net loss suspended                    $  (977,457)     $  (880,226)
                                       ==========       ==========

The variance in allowable loss from the Operating Partnerships for the six months ended June 30, 1996 and 1995 is mainly a result of the way the Partnership accounts for its investment in Operating Partnerships. The Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. However, the Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.

            Boston Capital Tax Credit Fund Limited Partnership

                            September 30, 1996
                              (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                         Six months ended June 30,
                              (Unaudited)

                                                Series 2
                                        --------------------------
                                           1996             1995
                                           ----             ----
 Revenues
   Rental                              $  650,784       $  496,780
   Interest and other                      30,544           19,661
                                        ---------        ---------
                                          681,328          516,441
                                        ---------        ---------
Expenses
  Interest                                445,307          328,081
  Depreciation and amortization           224,130          155,445
  Operating expenses                      437,647          388,546
                                        ---------        ---------
                                        1,107,084          872,072
                                        ---------        ---------
          NET LOSS                     $ (425,756)      $ (355,631)
                                        =========        =========

Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership                 $ (207,478)      $ (300,917)
                                        =========        =========

Net loss allocated to other partners   $   (4,258)      $   (3,556)
                                        =========        =========

Net loss suspended                     $ (214,020)      $  (51,158)
                                        =========        =========

The variance in allowable loss from the Operating Partnerships for the six months ended June 30, 1996 and 1995 is mainly a result of the way the Partnership accounts for its investment in Operating Partnerships. The Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for an distributions received or accrued. However, the Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.

            Boston Capital Tax Credit Fund Limited Partnership

                            September 30, 1996
                               (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                         Six Months ended June 30,
                             (Unaudited)

                                                  Series 3
                                        --------------------------
                                          1996             1995
 Revenues                                 ----             ----

   Rental                             $ 2,816,091      $ 2,925,876
   Interest and other                     238,633          267,371
                                        ---------        ---------
                                        3,054,724        3,193,247
                                        ---------        ---------
Expenses
  Interest                              1,450,305        1,461,603
  Depreciation and amortization         1,203,092        1,269,825
  Operating expenses                    1,944,262        2,110,682
                                        ---------        ---------
                                        4,597,659        4,842,110
                                        ---------        ---------
          NET LOSS                    $(1,542,935)     $(1,648,863)
                                       ==========       ==========
Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership                $  (928,109)     $(1,491,276)
                                       ==========       ==========

Net loss allocated to other partners  $   (15,429)     $   (16,489)
                                       ==========       ==========

Net loss suspended                    $  (599,397)     $  (141,098)
                                       ==========       ==========

The variance in allowable loss from the Operating Partnerships for the six months ended June 30, 1996 and 1995 is mainly a result of the way the Partnership accounts for its investment in Operating Partnerships. The Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. However, the Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.

           Boston Capital Tax Credit Fund Limited Partnership

                          September 30, 1996
                            (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

             COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                      Six months ended June 30,
                          (Unaudited)

                                                  Series 4
                                       ----------------------------
                                          1996             1995
 Revenues                                 ----             ----
   Rental                             $ 2,765,942      $ 3,356,769
   Interest and other                     155,061          212,832
                                       ----------       ----------
                                        2,921,003        3,569,601
                                       ----------       ----------
Expenses
  Interest                              1,232,939        1,493,005
  Depreciation and amortization         1,174,352        1,306,084
  Operating expenses                    1,821,539        2,171,794
                                       ----------       ----------

                                        4,228,830        4,970,883
                                       ----------       ----------
          NET LOSS                    $(1,307,827)     $(1,401,282)
                                       ==========       ==========
Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership                $  (982,610)     $(1,012,654)
                                       ==========       ==========
Net loss allocated to other partners  $   (13,078)     $   (14,013)
                                       ==========       ==========

Net loss suspended                    $  (312,139)     $  (374,615)
                                       ==========       ==========

The variance in allowable loss from the Operating Partnerships for the six months ended June 30, 1996 and 1995 is mainly a result of the way the Partnership accounts for its investment in Operating Partnerships. The Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. However, the Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.

            Boston Capital Tax Credit Fund Limited Partnership

                           September 30, 1996
                              (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                        Six months ended June 30,
                             (Unaudited)

                                                  Series 5
                                        --------------------------
                                           1996             1995
 Revenues                                  ----             ----
   Rental                               $ 288,308        $ 260,247
   Interest and other                      28,709           25,340
                                          -------         --------

                                          317,017          285,587
                                          -------         --------
Expenses
  Interest                                 80,534          104,059
  Depreciation and amortization            96,277          108,651
  Operating expenses                      225,145          226,223
                                          -------         --------
                                          401,956          438,933
                                          -------         --------

          NET LOSS                      $ (84,939)       $(153,346)
                                         ========         ========
Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership                  $ (64,716)       $(151,812)
                                         ========         ========

Net loss allocated to other partners    $    (849)       $  (1,534)
                                         ========         ========

Net loss suspended                      $ (19,374)       $       -
                                         ========         ========

The variance in allowable loss from the Operating Partnerships for the six months ended June 30, 1996 is mainly a result of the way the Partnership accounts for its investment in Operating Partnerships. The Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. However, the Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.

           Boston Capital Tax Credit Fund Limited Partnership

                          September 30, 1996
                             (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

           COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                      Six months ended June 30,
                             (Unaudited)

                                                  Series 6
                                        --------------------------
                                          1996             1995
 Revenues                                 ----             ----
   Rental                              $2,083,923       $2,059,852
   Interest and other                     121,826          147,236
                                        ---------        ---------

                                        2,205,749        2,207,088
                                        ---------        ---------
Expenses
  Interest                                659,690          697,551
  Depreciation and amortization           602,713          639,027
  Operating expenses                    1,164,720        1,227,932
                                        ---------        ---------
                                        2,427,123        2,564,510
                                        ---------        ---------
          NET LOSS                     $ (221,374)      $ (357,422)
                                        =========        =========
Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership                 $ (188,760)      $ (343,801)
                                        =========        =========

Net loss allocated to other partners   $   (2,214)      $   (3,574)
                                        =========        =========

Net loss suspended                     $  (30,400)      $  (10,047)
                                        =========        =========

The variance in allowable loss from the Operating Partnerships for the six months ended June 30, 1996 and 1995 is mainly a result of the way the Partnership accounts for its investment in Operating Partnerships. The Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. However, the Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.

             Boston Capital Tax Credit Fund Limited Partnership

                           September 30, 1996
                              (Unaudited)

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

    The Partnership is currently accruing the annual partnership management fee. Partnership management fees accrued during the quarter ended September 30, 1996 were $238,677 and total partnership management fees accrued as of September 30, 1996 were $4,058,704. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Partnership receives sales or refinancing proceeds from Operating Partnerships, which will be used to satisfy such liabilities. The Partnership anticipates that there will be sufficient cash to meet future third party obligations.

    An affiliate of the general partner has advanced $134,250 to the Partnership to pay certain third party operating expenses. The amounts advanced to four of the six series as are as follows: $40,000 to Series 1; $15,000 to Series 2; $74,250 to Series 3; and $5,000 to Series 4. These and any additional advances will be paid, without interest, from available cash flow, reporting fees, or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships. The Partnership anticipates that as the Operating Partnerships continue to mature, more cash flow and reporting fees will be generated. Cash flow and reporting fees will be added to the Partnership's working capital and will be available to meet future third party obligation of the Partnership. The Partnership is currently pursuing, and will continue to pursue, available cash flow and reporting fees and anticipates that the amount collected will be sufficient to cover third party operating expense.


Capital Resources
-----------------
    The Partnership offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on August 29, 1988. The Partnership received and accepted subscriptions for $97,746,940 representing 9,800,600 BACs from investors admitted as BAC Holders in Series 1 through Series 6 of the Partnership. Offers and sales of BACs in Series 1 through Series 6 of the Partnership were completed and the last of the BACs in Series 6 were issued by the Partnership on September 29, 1989. At September 30, 1996 and 1995 the Partnership had limited partnership equity interests in 105 Operating Partnerships.

    Series 1.
    --------- The Partnership received and accepted subscriptions for $12,999,000, representing 1,299,900 BACs from investors admitted as BAC Holders in Series 1. Offers and sales of BACs in Series 1 were completed and the last of the BACs in Series 1 were issued on December 14, 1988.

    As of September 30, 1996, the net proceeds from the offer and sale of BACs in Series 1 had been used to invest in a total of 19 Operating Partnerships in an aggregate amount of $9,069,266, and the Partnership had completed payment of all its capital contributions. Series 1 net offering proceeds in the amount of $36,114 remains in Working Capital.


                                    42


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

    As of September 30, 1996, the net proceeds from the offer and sale of BACs in Series 2 had been used to invest in a total of eight Operating Partnerships in an aggregate amount of $6,411,018, and the Partnership had completed payment of all its capital contributions. Series 2 net offering proceeds in the amount of $5,506 remains in Working Capital.

    Series 3.
    --------- The Partnership received and accepted subscriptions for $28,822,000, representing 2,882,200 BACs from investors admitted as BAC Holders in Series 3. Offers and sales of BACs in Series 3 were completed and the last of the BACs in Series 3 were issued by the Partnership on March 14, 1989.

    As of September 30, 1996, the net proceeds from the offer and sale of BACs in Series 3 had been used to invest in a total of 33 Operating Partnerships in an aggregate amount of $20,858,886 and the Partnership had completed payment of all its capital contributions. Series 3 net offering proceeds in the amount of $2,436 remains in Working Capital.

    Series 4.
    --------- The Partnership received and accepted subscriptions for $29,788,160, representing 2,995,300 BACs from investors admitted as BAC Holders in Series 4. Offers and sales of BACs in Series 4 were completed and the last of the BACs in Series 4 were issued by the Partnership on July 7, 1989.

    As of September 30, 1996, the net proceeds from the offer and sale of BACs in Series 4 had been committed to invest in a total of 25 Operating Partnerships in an aggregate amount of $21,868,519, and the Partnership had completed payment of all its capital contributions. Series 4 net offering proceeds in the amount of $13,844 remains in Working Capital.

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

    As of September 30, 1996, the net proceeds from the offer and sale of BACs in Series 5 had been used to invest in a total of five Operating Partnerships in an aggregate amount of $3,431,044, and the Partnership had completed payment of all installments of its capital contributions. Series 5 net offering proceeds in the amount of $147,489 remains in Working Capital.

    Series 6.
    --------- The Partnership received and accepted subscriptions for $12,935,780, representing 1,303,000 BACs from investors admitted as BAC Holders in Series 6. Offers and sales of BACs in Series 6 were completed and the last of the BACs in Series 6 were issued on September 29, 1989.

    As of September 30, 1996 the net proceeds from the offer and sale of BACs in Series 6 had been used to invest in a total of 15 Operating Partnerships in an aggregate amount of $9,359,053, and the Partnership had completed payment of all its capital contributions. Series 6 net offering proceeds in the amount of $29,907 remains in Working Capital.

Results of Operations
---------------------

    At September 30, 1996 and 1995 the Partnership held limited partnership interests in 105 Operating Partnerships. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test(i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

    The Partnership incurs an annual partnership management fee to the General Partner and/or its affiliates in an amount equal to 0.375% of the aggregate cost of the Apartment Complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid by the Operating Partnerships. The annual partnership management fee is currently being accrued. It is anticipated that all outstanding fees will be repaid from the sale or refinancing proceeds. The annual partnership management fee incurred for the quarters ended September 30, 1996 and 1995 were $207,130 and $226,833, respectively. This amount is anticipated to be lower in subsequent fiscal years as more of the Operating Partnerships begin to pay annual asset management fees and reporting fees to the series.

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

    Series 1.
    --------- As of September 30, 1996 and 1995, the average Qualified Occupancy for the series was 99.4% and 99.4%, respectively. The series had a total of 19 properties at September 30, 1996. Out of the total, 17 were at 100% Qualified Occupancy.

    For the six months being reported, the series reflects a net loss from Operating Partnerships of $1,167,898. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect a net loss of $265,049. Substantially all of the net loss is attributable to accrued mortgage interest not payable currently by Kingston Property Associates, Genesee Commons Associates, and Unity Park Associates. In 1995, Kingston Property Associates received approval for a HUD loan. To date, significant capital improvements have been completed using funds from this loan. In addition, Genesee Commons Associates received approval in August 1996 for a second mortgage. Funds from this mortgage will be used exclusively for completing structural repairs and upgrades. Finally, Unity Park Associates is expected to receive a commitment for a second mortgage by year end. This mortgage is being offered through the same mortgage program as that was used by Genesee Commons Associates for its second mortgage. Funds from this loan will be used exclusively for structural repairs and upgrades. The Operating General Partners have continued to fund the majority of the balance of the net loss.

    Series 2.
    --------- As of September 30, 1996 and 1995, the average Qualified Occupancy for the series was 99.8% and 98.5%, respectively. The series had a total of eight properties at September 30, 1996, seven of which were at 100% Qualified Occupancy.

    For the six months being reported the series reflects a net loss from the Operating Partnerships of $425,756. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect a net loss of $201,626.

    Annadale Housing Partners has reported net losses due to operational issues associated with the property. The Operating Partnership has begun to stabilize since the completion of rehabilitation. Occupancy has continued its steady improvement. Operations have recently funded the purchase of furniture and equipment for the common area lounges and outside seating area. While the initial impact of these expenses will be to delay breakeven operations, the long term effect on tenant retention and occupancy should be positive. The Operating General Partner, Annadale Housing Corporation, anticipates full stabilization in the first quarter of 1997.

    Series 3.
    --------- As of September 30, 1996 and 1995, the average Qualified Occupancy for the series was 99.7% and 99.6%, respectively. The series had a total of 33 properties at September 30, 1996, of which 31 were at 100% Qualified Occupancy.

    For the six months being reported series reflects a net loss from the Operating Partnerships of $1,542,935. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect a net loss of $339,843.

      The General Partner is closely monitoring the operations of Hidden Cove Associates and Lincoln Hotel Associates in an effort to improve the overall results of operations of the series.

      The Operating General Partner of Hidden Cove Associates recently completed the process of hiring a new management company. The new management company is concentrating on completing its capital improvement program and improving the tenant base. The goal of the new management company, through improved tenant screening and strong on-site management, is to improve and stabilize occupancy.


                                   45




      The debt restructure for Lincoln Hotel Associates has been finalized. The management company has been replaced. The new management company has an excellent reputation in affordable housing management. They have been able to secure additional, project based, rental subsidies that should steadily improve occupancy over the next year.


     Series 4.
    --------- As of September 30, 1996 and 1995, the average Qualified Occupancy for the series was 100% and 99.9%, respectively. The series had a total of 25 properties at September 30, 1996, all of which were at 100% Qualified Occupancy.

    For the six months being reported series reflects a net loss from the Operating Partnerships of $1,307,827. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect a net loss of $133,475.

    Unity Park Associates reflects a net loss which is attributable to accrued mortgage interest which is not payable currently under the terms of its mortgage. The partnership is expected to receive a commitment for a second mortgage by year end. This mortgage is being offered through the same mortgage program as that used by Genesee Commons Associates (in Series 1) for its second mortgage. Funds from this loan will be used exclusively for structural repairs and upgrades. The Operating General Partners have continued to fund the majority of the balance of the net loss.

    In October of 1995, the General Partner discovered that the Operating General Partner of Van Dyck Estates XVI had collateralized the property in violation of the partnership agreement. Though this property maintains 100% occupancy, continues to operate profitably, and generates tax credits in line with the Partnership's projections, an unaffiliated lending institution has
initiated foreclosure proceedings.   The General Partner has removed the
Operating General Partner and his affiliated management agent. The General Partner and their counsel were successful in obtaining a preliminary ruling preventing the lending institution from continuing with its foreclosure proceedings. They feel that the institution will not prevail when this matter is resolved in court early in 1997. The Operating General Partner has arranged a payment plan to resolve the delinquent real estate taxes.

    Rosenberg Building Associates' and New Grand Hotel Associates' most recent principal payment due on the first mortgages created financial stress on these partnerships. To resolve this, the Operating General Partners refinanced the first mortgages. The refinancing resulted in lower debt service payments, allowing the property to operate above breakeven.

    Series 5.
    --------- As of September 30, 1996 and 1995, the average Qualified Occupancy for the series was 99.6% and 99%, respectively. The series had a total of five properties at September 30, 1996, four of which were at 100% Qualified Occupancy.

    For the six months being reported the series reflects a net loss from the Operating Partnerships of $84,939. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect a net loss of $68,662.

    Annadale Housing Partners has reported net losses due to operational issues associated with the property. The operating partnership continues to stabilize since the completion of rehabilitation. Occupancy has continued its steady improvement. Operations have recently funded the purchase of

                                  46


furniture and equipment for the common area lounges and outside seating area. While the initial impact of these expenses will be to delay breakeven operations, the long term effect on tenant retention and occupancy should be positive. The Operating General Partner, Annadale Housing Corporation, anticipates full stabilization in the first quarter of 1997.

    Series 6.
    --------- As of September 30, 1996 and 1995, the average Qualified Occupancy for the series was 99.5% for both years. The series had a total of 15 properties at September 30, 1996, of which 14 were at 100% Qualified Occupancy.

    For the six months being reported the series reflects a net loss from the Operating Partnerships of $221,374. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $381,339.

    Rosenberg Building Associates' most recent principal payment due on the first mortgage created financial stress on the partnership. To resolve this, the Operating General Partner refinanced the first mortgage. The refinancing resulted in lower debt service payments, allowing the property to operate above breakeven.

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



                                BOSTON CAPITAL TAX CREDIT
                                FUND LIMITED PARTNERSHIP



                           By:  Boston Capital Associates Limited
                                Partnership, General Partner



                           By:  C&M Associates, d/b/a
                                Boston Capital Associates



Date:  November 15, 1996   By:  /s/JOHN P. MANNING
                                 ---------------------------
                                John P. Manning, Partner
                                Partner & Principal Financial
                                Officer