Form 10-Q
period 1996-12-31
BOSTON CAPITAL TAX CREDIT FUND LTD PARTNERSHIP
filed 1997-02-24
CIK 835095

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   December 31, 1996
                                     --------------------
                                               or

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



                        QUARTERLY REPORT ON FORM 10-Q
                 FOR THE QUARTER ENDED DECEMBER 31, 1996
              -----------------------------------------------


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

PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K..................

            Signatures........................................

               Boston Capital Tax Credit Fund Limited Partnership

                            BALANCE SHEETS



                                             December 31,          March 31,
                                                1996                 1996
                                             (Unaudited)           (Audited)
                                            ------------         ------------
ASSETS

INVESTMENTS IN OPERATING
PARTNERSHIPS (Note D)                        $23,629,606          $27,395,600


OTHER ASSETS
   Cash and cash equivalents                     229,176              280,931
   Other assets                                  587,289              518,065
                                              ----------           ----------

                                             $24,446,071          $28,194,596
                                              ==========           ==========

LIABILITIES

Accounts payable - affiliates (Note C)       $ 4,525,247          $ 3,696,067
                                              ----------           ----------

PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 9,800,600 issued and      20,571,530           25,103,457
     outstanding

General Partner                                 (650,706)            (604,928)
                                              ----------           ----------
                                              19,920,824           24,498,529
                                              ----------           ----------

                                             $24,446,071          $28,194,596
                                              ==========           ==========





       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund Limited Partnership

                              BALANCE SHEETS

                                                     SERIES 1
                                           ----------------------------

                                             December 31,     March 31,
                                                1996             1996
                                             (Unaudited)      (Audited)
                                             -----------      ---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $  107,008        $ 378,057


OTHER ASSETS
Cash and cash equivalents                       34,476           52,334
Other assets                                    64,432           54,303
                                             ---------         --------

                                            $  205,916        $ 484,694
                                             =========         ========

LIABILITIES

Accounts payable - affiliates (Note C)      $1,074,991        $ 929,214
                                             ---------         --------

PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 1,299,900 issued and      (747,160)        (326,851)
     outstanding

General Partner                               (121,915)        (117,669)
                                             ---------         --------

                                              (869,075)        (444,520)
                                             ---------         --------

                                            $  205,916        $ 484,694
                                             =========         ========




         The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund Limited Partnership

                           BALANCE SHEETS

                                                      SERIES 2
                                            ----------------------------

                                              December 31,     March 31,
                                                1996             1996
ASSETS                                       (Unaudited)       (Audited)
                                             -----------       ---------
INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                      $2,201,081      $2,445,164


OTHER ASSETS
Cash and cash equivalents                          4,747           1,262
Other assets                                     360,287         360,285
                                               ---------       ---------

                                              $2,566,115      $2,806,711
                                               =========       =========



LIABILITIES

Accounts payable - affiliates (Note C)        $  283,316      $  213,489
                                               ---------       ---------

PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 830,300 issued and
     outstanding                               2,329,314       2,636,633


General Partner                                  (46,515)        (43,411)
                                               ---------       ---------

                                               2,282,799       2,593,222
                                               ---------       ---------

                                              $2,566,115      $2,806,711
                                               =========       =========



        The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund Limited Partnership

                              BALANCE SHEETS

                                                       SERIES 3
                                             ----------------------------

                                              December 31,     March 31,
                                                1996             1996
ASSETS                                       (Unaudited)       (Audited)
                                             -----------       ---------
INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                      $6,065,436      $7,500,960


OTHER ASSETS
Cash and cash equivalents                          4,090           5,460
Other assets                                      41,861          41,861
                                               ---------       ---------

                                              $6,111,387      $7,548,281
                                               =========       =========



LIABILITIES

Accounts payable - affiliates (Note C)        $1,251,091      $1,027,573
                                               ---------       ---------

PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 2,882,200 issued and
     outstanding                               5,063,607       6,707,415


General Partner                                 (203,311)       (186,707)
                                               ---------       ---------

                                               4,860,296       6,520,708
                                               ---------       ---------

                                              $6,111,387      $7,548,281
                                               =========       =========


       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund Limited Partnership

                           BALANCE SHEETS

                                                      SERIES 4
                                            ----------------------------
                                              December 31,    March 31,
                                                1996             1996
                                             (Unaudited)      (Audited)
                                            ------------      ----------
ASSETS

   INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                      $8,521,431     $ 9,933,715


OTHER ASSETS

   Cash and cash equivalents                       9,616          25,928
   Other assets                                   87,596          28,503
                                              ----------      ----------

                                             $ 8,618,643     $ 9,988,146
                                              ==========      ==========



LIABILITIES

Accounts payable - affiliates (Note C)       $ 1,040,325     $   788,069
                                              ----------      ----------

PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 2,995,300 issued and
     outstanding                               7,762,640       9,368,181

General Partner                                 (184,322)       (168,104)
                                              ----------      ----------

                                               7,578,318       9,200,077
                                              ----------      ----------

                                             $ 8,618,643     $ 9,988,146
                                              ==========      ==========


          The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund Limited Partnership

                            BALANCE SHEETS

                                                      SERIES 5
                                            ----------------------------
                                              December 31,    March 31,
                                                1996            1996
                                             (Unaudited)      (Audited)
                                            ------------      ----------

ASSETS

  INVESTMENTS IN OPERATING
  PARTNERSHIPS (Note D)                       $1,343,394      $1,422,271


OTHER ASSETS

  Cash and cash equivalents                      146,906         156,816
  Other assets                                    33,113          33,113
                                               ---------       ---------

                                              $1,523,413      $1,612,200
                                               =========       =========



LIABILITIES

Accounts payable - affiliates (Note C)        $   57,960      $   28,369
                                               ---------       ---------

PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 489,900 issued and
     outstanding                               1,492,549       1,609,743

General Partner                                  (27,096)        (25,912)
                                               ---------       ---------

                                               1,465,453       1,583,831
                                               ---------       ---------

                                              $1,523,413      $1,612,200
                                               =========       =========

     The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund Limited Partnership

                         BALANCE SHEETS


                                                     SERIES 6
                                            ----------------------------
                                             December 31,      March 31,
                                               1996              1996
                                            (Unaudited)       (Audited)
                                            ------------      ----------

ASSETS

   INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                      $5,391,256      $5,715,433


OTHER ASSETS

   Cash and cash equivalents                      29,341          39,131
   Other assets                                        -               -
                                               ---------       ---------

                                              $5,420,597      $5,754,564
                                               =========       =========



LIABILITIES

Accounts payable - affiliates (Note C)        $  817,564      $  709,353
                                               ---------       ---------
PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 1,303,000 issued and
     outstanding                               4,670,580       5,108,336

General Partner                                  (67,547)        (63,125)
                                               ---------       ---------

                                               4,603,033       5,045,211
                                               ---------       ---------

                                              $5,420,597      $5,754,564
                                               =========       =========

      The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund Limited Partnership

                         STATEMENTS OF OPERATIONS

                       Three Months Ended December 31,
                               (Unaudited)



                                             1996         1995
                                             ----         ----

Income
  Interest income                       $     1,611   $     1,789
  Miscellaneous income                            -             -
                                         ----------    ----------

                                              1,611         1,789
                                         ----------    ----------

Share of loss from Operating
  Partnerships (Note D)                  (1,200,839)   (1,592,398)
                                         ----------    ----------

Expenses
  Partnership management fees               233,581       209,831
  General and administrative expenses        15,291        23,394
                                         ----------    ----------

                                           (248,872)      233,225
                                         ----------    ----------


  NET LOSS                              $(1,448,100)  $(1,823,834)
                                         ==========    ==========

Net loss allocated to assignees         $(1,433,619)  $(1,805,596)
                                         ==========    ==========

Net loss allocated to general partner   $   (14,481)  $   (18,238)
                                         ==========    ==========

Net loss per BAC                        $      (.71)  $     (1.04)
                                         ==========    ==========





       The accompanying notes are an integral part of these statements.

          Boston Capital Tax Credit Fund Limited Partnership

                       STATEMENTS OF OPERATIONS

                    Three Months Ended December 31,
                             (Unaudited)

                                                      SERIES 1
                                               -----------------------
                                                  1996          1995
                                                  ----          ----
Income
  Interest income                             $      247     $     347
  Miscellaneous income                                 -             -
                                                --------      --------

                                                     247           347
                                                --------      --------

Share of loss from Operating
  Partnerships (Note D)                          (92,287)     (241,622)
                                                --------      --------

Expenses
  Partnership management fees                     45,216        41,216
  General and administrative expenses              1,885         3,154
                                                --------      --------

                                                  47,101        44,370
                                                --------      --------


  NET LOSS                                    $ (139,141)    $(285,645)
                                                ========      ========

Net loss allocated to assignees               $ (137,750)    $(282,789)
                                                ========      ========

Net loss allocated to general partner         $   (1,391)   $  (2,856)
                                                ========      ========

Net loss per BAC                              $     (.11)    $    (.22)
                                                ========      ========






        The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund Limited Partnership

                        STATEMENTS OF OPERATIONS

                     Three Months Ended December 31,
                               (Unaudited)


                                                     SERIES 2
                                               ----------------------
                                                  1996         1995
                                                  ----         ----
Income
  Interest income                             $      34            39
  Miscellaneous income                                -             -
                                               --------      --------

                                                     34            39
                                               --------      --------

Share of loss from Operating
  Partnerships (Note D)                         (36,603)     (131,619)
                                               --------      --------

Expenses
  Partnership management fees                    17,310        17,310
  General and administrative expenses             2,136         4,106
                                               --------      --------

                                                 19,446        21,416
                                               --------      --------


  NET LOSS                                    $ (56,015)    $(152,996)
                                               ========      ========

Net loss allocated to assignees               $ (55,455)    $(151,466)
                                               ========      ========

Net loss allocated to general partner         $    (560)    $  (1,530)
                                               ========      ========

Net loss per BAC                              $    (.07)    $    (.18)
                                               ========      ========




       The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund Limited Partnership

                        STATEMENTS OF OPERATIONS

                     Three Months Ended December 31,
                              (Unaudited)


                                                     SERIES 3
                                               ----------------------
                                                 1996         1995
                                                 ----         ----
Income
  Interest income                             $      20     $      23
  Miscellaneous income                                -             -
                                               --------      --------

                                                     20            23
                                               --------      --------

Share of loss from Operating
  Partnerships (Note D)                        (504,738)     (365,479)
                                               --------      --------

Expenses
  Partnership management fees                    63,301        66,697
  General and administrative expenses             3,685         5,516
                                               --------      --------

                                                 66,986        72,213
                                               --------      --------


  NET LOSS                                    $(571,704)    $(437,669)
                                               ========      ========

Net loss allocated to assignees               $(565,987)    $(433,292)
                                               ========      ========

Net loss allocated to general partner         $  (5,717)    $  (4,377)
                                               ========      ========

Net loss per BAC                              $    (.20)    $    (.15)
                                               ========      ========





       The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund Limited Partnership

                         STATEMENTS OF OPERATIONS

                      Three Months Ended December 31,
                               (Unaudited)


                                                     SERIES 4
                                               ----------------------
                                                 1996          1995
                                                 ----          ----
Income
  Interest income                             $      66     $     203
  Miscellaneous income                                -             -
                                               --------      --------

                                                     66           203
                                               --------      --------

Share of loss from Operating
  Partnerships (Note D)                        (417,629)     (650,207)
                                               --------      --------

Expenses
  Partnership management fees                    62,721        62,721
  General and administrative expenses             4,294         6,899
                                               --------      --------

                                                 67,015        69,620
                                               --------      --------


  NET LOSS                                    $(484,578)    $(719,624)
                                               ========      ========

Net loss allocated to assignees               $(479,732)    $(712,428)
                                               ========      ========

Net loss allocated to general partner         $  (4,846)    $  (7,196)
                                               ========      ========

Net loss per BAC                              $    (.16)    $    (.24)
                                               ========      ========





       The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund Limited Partnership

                       STATEMENTS OF OPERATIONS

                   Three Months Ended December 31,
                             (Unaudited)

                                                      SERIES 5
                                               ----------------------
                                                 1996          1995
                                                 ----          ----
Income
  Interest income                             $   1,036     $   1,104
  Miscellaneous income                                -             -
                                               --------      --------

                                                  1,036         1,104
                                               --------      --------

Share of loss from Operating
  Partnerships (Note D)                         (14,161)      (54,621)
                                               --------      --------

Expenses
  Partnership management fees                     9,864         9,864
  General and administrative expenses             1,617         2,850
                                               --------      --------

                                                 11,481        12,714
                                               --------      --------


  NET LOSS                                    $ (24,606)    $ (66,231)
                                               ========      ========

Net loss allocated to assignees               $ (24,360)    $ (65,569)
                                               ========      ========

Net loss allocated to general partner         $    (246)    $    (662)
                                               ========      ========

Net loss per BAC                              $    (.05)    $    (.13)
                                               ========      ========






       The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund Limited Partnership

                     STATEMENTS OF OPERATIONS

                 Three Months Ended December 31,
                           (Unaudited)

                                                      SERIES 6
                                               ----------------------
                                                 1996          1995
                                                 ----          ----
Income
  Interest income                             $     208     $      73
  Miscellaneous income                                -             -
                                               --------      --------

                                                    208            73
                                               --------      --------

Share of loss from Operating
  Partnerships (Note D)                        (135,421)     (148,850)
                                               --------      --------

Expenses
  Partnership management fees                    35,169        12,023
  General and administrative expenses             1,674           869
                                               --------      --------

                                                 36,843        12,892
                                               --------      --------


  NET LOSS                                    $(172,056)    $(161,669)
                                               ========      ========

Net loss allocated to assignees               $(170,335)    $(160,052)
                                               ========      ========

Net loss allocated to general partner         $  (1,721)    $  (1,617)
                                               ========      ========

Net loss per BAC                              $    (.13)    $    (.12)
                                               ========      ========






       The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund Limited Partnership

                         STATEMENTS OF OPERATIONS

                        Nine Months Ended December 31,
                               (Unaudited)



                                             1996         1995
                                             ----         ----

Income
  Interest income                       $     5,466   $     6,898
  Miscellaneous income                        2,657         1,304
                                         ----------    ----------

                                              8,123         8,202
                                         ----------    ----------

Share of loss from Operating
  Partnerships (Note D)                  (3,751,274)   (5,201,029)
                                         ----------    ----------

Expenses
  Partnership management fees               688,701       670,483
  General and administrative expenses       145,853       155,741
                                         ----------    ----------

                                            834,554       826,224
                                         ----------    ----------


  NET LOSS                              $(4,577,705)  $(6,019,051)
                                         ==========    ==========

Net loss allocated to assignees         $(4,531,928)  $(5,958,860)
                                         ==========    ==========

Net loss allocated to general partner   $   (45,777)  $   (60,191)
                                         ==========    ==========

Net loss per BAC                        $     (2.37)  $     (3.41)
                                         ==========    ==========





       The accompanying notes are an integral part of these statements.

          Boston Capital Tax Credit Fund Limited Partnership

                       STATEMENTS OF OPERATIONS

                     Nine Months Ended December 31,
                             (Unaudited)

                                                      SERIES 1
                                               -----------------------
                                                  1996          1995
                                                  ----          ----
Income
  Interest income                              $     959     $   1,131
  Miscellaneous income                             1,353             -
                                                --------      --------

                                                   2,312         1,131
                                                --------      --------

Share of loss from Operating
  Partnerships (Note D)                         (271,049)     (549,793)
                                                --------      --------

Expenses
  Partnership management fees                    128,908       125,917
  General and administrative expenses             26,910        27,453
                                                --------      --------

                                                 155,818       153,370
                                                --------      --------


  NET LOSS                                     $(424,555)    $(702,032)
                                                ========      ========

Net loss allocated to assignees                $(420,309)    $(695,012)
                                                ========      ========

Net loss allocated to general partner          $  (4,246)    $  (7,020)
                                                ========      ========

Net loss per BAC                               $    (.32)    $    (.53)
                                                ========      ========






        The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund Limited Partnership

                        STATEMENTS OF OPERATIONS

                      Nine Months Ended December 31,
                               (Unaudited)


                                                     SERIES 2
                                               ----------------------
                                                  1996         1995
                                                  ----         ----
Income
  Interest income                             $      49           267
  Miscellaneous income                                -             -
                                               --------      --------

                                                     49           267
                                               --------      --------

Share of loss from Operating
  Partnerships (Note D)                        (244,081)     (432,536)
                                               --------      --------

Expenses
  Partnership management fees                    48,566        49,826
  General and administrative expenses            17,825        21,861
                                               --------      --------

                                                 66,391        71,687
                                               --------      --------


  NET LOSS                                    $(310,423)    $(503,956)
                                               ========      ========

Net loss allocated to assignees               $(307,319)    $(498,916)
                                               ========      ========

Net loss allocated to general partner         $  (3,104)    $  (5,040)
                                               ========      ========

Net loss per BAC                              $    (.37)    $    (.60)
                                               ========      ========




       The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund Limited Partnership

                        STATEMENTS OF OPERATIONS

                      Nine Months Ended December 31,
                              (Unaudited)


                                                     SERIES 3
                                               ----------------------
                                                 1996         1995
                                                 ----         ----
Income
  Interest income                           $        89   $       213
  Miscellaneous income                            1,304         1,304
                                              ---------     ---------

                                                  1,393         1,517
                                              ---------     ---------

Share of loss from Operating
  Partnerships (Note D)                      (1,432,847)   (1,856,755)
                                              ---------     ---------

Expenses
  Partnership management fees                   194,495       197,521
  General and administrative expenses            34,463        36,711
                                              ---------     ---------

                                                228,958       234,232
                                              ---------     ---------


  NET LOSS                                  $(1,660,412)  $(2,089,470)
                                              =========     =========

Net loss allocated to assignees             $(1,643,808)  $(2,068,575)
                                              =========     =========

Net loss allocated to general partner       $   (16,604)  $   (20,895)
                                              =========     =========

Net loss per BAC                            $      (.57)  $      (.72)
                                              =========     =========





       The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund Limited Partnership

                         STATEMENTS OF OPERATIONS

                       Nine Months Ended December 31,
                               (Unaudited)


                                                     SERIES 4
                                               ----------------------
                                                 1996          1995
                                                 ----          ----
Income
  Interest income                           $       401   $       837
  Miscellaneous income                                -             -
                                              ---------     ---------

                                                    401           837
                                              ---------     ---------

Share of loss from Operating
  Partnerships (Note D)                      (1,400,239)   (1,662,861)
                                              ---------     ---------

Expenses
  Partnership management fees                   188,163       188,163
  General and administrative expenses            33,758        34,195
                                              ---------     ---------

                                                221,921       222,358
                                              ---------     ---------


  NET LOSS                                  $(1,621,759)  $(1,884,382)
                                              =========     =========

Net loss allocated to assignees             $(1,605,541)  $(1,865,538)
                                              =========     =========

Net loss allocated to general partner       $   (16,218)  $   (18,844)
                                              =========     =========

Net loss per BAC                              $    (.54)  $      (.62)
                                               ========     =========





       The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund Limited Partnership

                       STATEMENTS OF OPERATIONS

                    Nine Months Ended December 31,
                             (Unaudited)

                                                      SERIES 5
                                               ----------------------
                                                 1996          1995
                                                 ----          ----
Income
  Interest income                             $   3,201     $   3,684
  Miscellaneous income                                -             -
                                               --------      --------

                                                  3,201         3,684
                                               --------      --------

Share of loss from Operating
  Partnerships (Note D)                         (78,877)     (206,433)
                                               --------      --------

Expenses
  Partnership management fees                    28,636        28,592
  General and administrative expenses            14,066        15,705
                                               --------      --------

                                                 42,702        44,297
                                               --------      --------


  NET LOSS                                    $(118,378)    $(247,046)
                                               ========      ========

Net loss allocated to assignees               $(117,194)    $(244,576)
                                               ========      ========

Net loss allocated to general partner         $  (1,184)    $  (2,470)
                                               ========      ========

Net loss per BAC                              $    (.24)    $    (.49)
                                               ========      ========






       The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund Limited Partnership

                     STATEMENTS OF OPERATIONS

                  Nine Months Ended December 31,
                           (Unaudited)

                                                      SERIES 6
                                               ----------------------
                                                 1996          1995
                                                 ----          ----
Income
  Interest income                             $     767     $     766
  Miscellaneous income                                -             -
                                               --------      --------

                                                    767           766
                                               --------      --------

Share of loss from Operating
  Partnerships (Note D)                        (324,181)     (492,651)
                                               --------      --------

Expenses
  Partnership management fees                    99,933        80,464
  General and administrative expenses            18,831        19,816
                                               --------      --------

                                                118,764       100,280
                                               --------      --------


  NET LOSS                                    $(442,178)    $(592,165)
                                               ========      ========

Net loss allocated to assignees               $(437,756)    $(586,243)
                                               ========      ========

Net loss allocated to general partner         $  (4,422)    $  (5,922)
                                               ========      ========

Net loss per BAC                              $    (.34)    $    (.45)
                                               ========      ========






       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund Limited Partnership

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                      Nine Months Ended December 31, 1996
                                 (Unaudited)



                                               General
                                Assignees      Partner      Total
                                ---------      -------      -----


Partners' capital (deficit),
    April 1, 1996             $25,103,457     $(604,928) $24,498,529


Net loss                       (4,531,927)      (45,778)  (4,577,705)
                               ----------      --------   ----------


Partners' capital (deficit),
    December 31, 1996        $20,571,530     $(650,706) $19,920,824
                              ==========      ========   ==========
























       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund Limited Partnership

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                      Nine Months Ended December 31, 1996
                                 (Unaudited)


                                               General
                                Assignees      Partner         Total
                                ---------      -------         -----
Series 1
--------

Partners' capital (deficit),
    April 1, 1996               $(326,851)    $(117,669)    $(444,520)

Net loss                         (420,309)       (4,246)     (424,555)
                                 --------      --------      --------
Partners' capital (deficit),
    December 31, 1996           $(747,160)    $(121,915)    $(869,075)
                                 ========      ========      ========

Series 2
--------

Partners' capital (deficit),
    April 1, 1996              $2,636,633      $(43,411)   $2,593,222

Net loss                         (307,319)       (3,104)     (310,423)
                                ---------       -------     ---------

Partners' capital (deficit),
    December 31, 1996          $2,329,314      $(46,515)   $2,282,799
                                =========       =======     =========

Series 3
--------

Partners' capital (deficit),
    April 1, 1996             $ 6,707,415     $(186,707)  $ 6,520,708

Net loss                       (1,643,808)      (16,604)   (1,660,412)
                               ----------      --------    ----------

Partners' capital (deficit),
    December 31, 1996         $ 5,063,607     $(203,311)  $ 4,860,296
                               ==========      ========    ==========


       The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund Limited Partnership

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                      Nine Months Ended December 31, 1996
                                 (Unaudited)



                                               General
                                Assignees      Partner      Total
                                ---------      -------      -----
Series 4
--------

Partners' capital (deficit),
    April 1, 1996             $ 9,368,181     $(168,104)  $ 9,200,077

Net loss                       (1,605,541)      (16,218)   (1,621,759)
                               ----------      --------    ----------
Partners' capital (deficit),
    December 31, 1996         $ 7,762,640     $(184,322)  $ 7,578,318
                               ==========      ========    ==========

Series 5
--------

Partners' capital (deficit),
    April 1, 1996              $1,609,743      $(25,912)   $1,583,831

Net loss                         (117,194)       (1,184)     (118,378)
                                ---------       -------     ---------

Partners' capital (deficit),
    December 31, 1996          $1,492,549      $(27,096)   $1,465,453
                                =========       =======     =========

Series 6
--------

Partners' capital (deficit),
    April 1, 1996              $5,108,336      $(63,125)   $5,045,211

Net loss                         (437,756)       (4,422)     (442,178)
                                ---------      --------      --------

Partners' capital (deficit),
    December 31, 1996          $4,670,580      $(67,547)   $4,603,033
                                =========       =======     =========


       The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund Limited Partnership

                         STATEMENTS OF CASH FLOWS

                    Nine Months Ended December 31, 1996
                                (Unaudited)



                                             1996             1995
                                             ----             ----
Cash flows from operating activities:
    Net loss                              $(4,577,705)   $(6,019,051)
    Adjustments
       Distributions from Operating
         Partnerships                          14,723          1,563
       Amortization                                 -              -
       Share of loss from Operating
         Partnerships                       3,751,274      5,201,029

    Changes in assets and liabilities
       Increase (Decrease) in accounts
         payable                              829,176        725,097
       Decrease (Increase) in other
         assets                               (69,223)       (38,853)
                                           ----------     ----------

         Net cash provided by (used in)
           operating activities               (51,755)      (130,215)
                                           ----------     ----------
Cash flows from investing activity:
    Purchase of Operating
      Partnership interest                          -              -
                                           ----------     ----------
         Net cash used in investing
           activity                                 -              -
                                           ----------     ----------
         DECREASE IN CASH AND CASH
           EQUIVALENTS                        (51,755)      (130,215)

Cash and cash equivalents, beginning          280,931        409,285
                                           ----------     ----------

Cash and cash equivalents, ending         $   229,176    $   279,070
                                           ==========     ==========





      The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund Limited Partnership

                           STATEMENTS OF CASH FLOWS

                     Nine Months Ended December 31, 1996
                                 (Unaudited)

                                                    Series 1
                                            -------------------------
                                               1996             1995
                                               ----             ----
Cash flows from operating activities:
    Net loss                              $  (424,555)   $  (702,032)
    Adjustments
       Distributions from Operating
         Partnerships                               -              -
       Amortization                                 -              -
       Share of loss from Operating
         Partnerships                         271,049        549,793

    Changes in assets and liabilities
       Increase (Decrease) in accounts
         payable                              145,777        175,648
       Decrease (Increase) in other
         assets                               (10,129)       (38,853)
                                           ----------     ----------

         Net cash provided by (used in)
           operating activities               (17,858)       (15,444)
                                           ----------     ----------
Cash flows from investing activity:
    Purchase of Operating
      Partnership interest                          -              -
                                           ----------     ----------
         Net cash used in investing
           activity                                 -              -
                                           ----------     ----------
         DECREASE IN CASH AND CASH
           EQUIVALENTS                        (17,858)       (15,444)

Cash and cash equivalents, beginning           52,334         67,610
                                           ----------     ----------

Cash and cash equivalents, ending         $    34,476    $    52,166
                                           ==========     ==========





      The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund Limited Partnership

                           STATEMENTS OF CASH FLOWS

                     Nine Months Ended December 31, 1996
                                 (Unaudited)

                                                    Series 2
                                            -------------------------
                                             1996             1995
                                             ----             ----
Cash flows from operating activities:
    Net loss                              $  (310,423)   $  (503,956)
    Adjustments
       Distributions from Operating
         Partnerships                               -              -
       Amortization                                 -              -
       Share of loss from Operating
         Partnerships                         244,081        432,536

    Changes in assets and liabilities
       Increase (Decrease) in accounts
         payable                               69,827         51,930
       Decrease (Increase) in other
         assets                                     -              -
                                           ----------     ----------

         Net cash provided by (used in)
           operating activities                 3,485        (19,490)
                                           ----------     ----------
Cash flows from investing activity:
    Purchase of Operating
      Partnership interest                          -              -
                                           ----------     ----------
         Net cash used in investing
           activity                                 -              -
                                           ----------     ----------
         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                 3,485        (19,490)

Cash and cash equivalents, beginning            1,262         23,531
                                           ----------     ----------

Cash and cash equivalents, ending         $     4,747    $     4,041
                                           ==========     ==========





      The accompanying notes are an integral part of these statements.

          Boston Capital Tax Credit Fund Limited Partnership

                       STATEMENTS OF CASH FLOWS

                    Nine Months Ended December 31,
                             (Unaudited)

                                                    Series 3
                                           -------------------------
                                             1996             1995
                                             ----             ----
Cash flows from operating activities:
    Net loss                              $(1,660,412)   $(2,089,470)
    Adjustments
       Distributions from Operating
         Partnerships                           2,677          1,563
       Amortization                                 -              -
       Share of loss from Operating
         Partnerships                       1,421,847      1,856,755

    Changes in assets and liabilities
       Increase (Decrease) in accounts
         payable                              223,518        211,555
       Decrease (Increase) in other
         assets                                     -              -
                                           ----------     ----------

         Net cash provided by (used in)
           operating activities                (1,370)       (19,597)
                                           ----------     ----------
Cash flows from investing activity:
    Purchase of Operating
      Partnership interest                          -              -
                                           ----------     ----------
         Net cash used in investing
           activity                                 -              -
                                           ----------     ----------
         DECREASE IN CASH AND CASH
           EQUIVALENTS                         (1,370)       (19,597)

Cash and cash equivalents, beginning            5,460         25,072
                                           ----------     ----------

Cash and cash equivalents, ending         $     4,090    $     5,475
                                           ==========     ==========





      The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund Limited Partnership

                         STATEMENTS OF CASH FLOWS

                         Nine Months Ended December 31,
                                (Unaudited)
                                                    Series 4
                                           -------------------------
                                             1996             1995
                                             ----             ----
Cash flows from operating activities:
    Net loss                              $(1,621,759)   $(1,884,382)
    Adjustments
       Distributions from Operating
         Partnerships                          12,046              -
       Amortization                                 -              -
       Share of loss from Operating
         Partnerships                       1,400,239      1,662,861

    Changes in assets and liabilities
       Increase (Decrease) in accounts
         payable                              252,256        188,163
       Decrease (Increase) in other
         assets                               (59,094)             -
                                           ----------     ----------

         Net cash provided by (used in)
           operating activities               (16,312)       (33,358)
                                           ----------     ----------
Cash flows from investing activity:
    Purchase of Operating
      Partnership interest                          -              -
                                           ----------     ----------
         Net cash used in investing
           activity                                 -              -
                                           ----------     ----------
         DECREASE IN CASH AND CASH
           EQUIVALENTS                        (16,312)       (33,358)

Cash and cash equivalents, beginning           25,928         59,115
                                           ----------     ----------

Cash and cash equivalents, ending         $     9,616    $    25,757
                                           ==========     ==========






      The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund Limited Partnership

                          STATEMENTS OF CASH FLOWS

                      Nine Months Ended December 31,
                                 (Unaudited)

                                                    Series 5
                                            -------------------------
                                             1996             1995
                                             ----             ----
Cash flows from operating activities:
    Net loss                              $  (118,378)   $  (247,046)
    Adjustments
       Distributions from Operating
         Partnerships                               -              -
       Amortization                                 -              -
       Share of loss from Operating
         Partnerships                          78,877        206,433

    Changes in assets and liabilities
       Increase (Decrease) in accounts
         payable                               29,591        (10,408)
       Decrease (Increase) in other
         assets                                     -              -
                                           ----------     ----------

         Net cash provided by (used in)
           operating activities                (9,910)       (51,021)
                                           ----------     ----------
Cash flows from investing activity:
    Purchase of Operating
      Partnership interest                          -              -
                                           ----------     ----------
         Net cash used in investing
           activity                                 -              -
                                           ----------     ----------
         DECREASE IN CASH AND CASH
           EQUIVALENTS                         (9,910)       (51,021)

Cash and cash equivalents, beginning          156,816        208,686
                                           ----------     ----------

Cash and cash equivalents, ending         $   146,906    $   157,665
                                           ==========     ==========





      The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund Limited Partnership

                           STATEMENTS OF CASH FLOWS

                      Nine Months Ended December 31,
                                  (Unaudited)

                                                    Series 6
                                            -------------------------
                                             1996             1995
                                             ----             ----
Cash flows from operating activities:
    Net loss                              $  (442,178)   $  (592,165)
    Adjustments
       Distributions from Operating
         Partnerships                               -              -
       Amortization                                 -              -
       Share of loss from Operating
         Partnerships                         324,181        492,651

    Changes in assets and liabilities
       Increase (Decrease) in accounts
         payable                              108,207        108,209
       Decrease (Increase) in other
         assets                                     -              -
                                           ----------     ----------

         Net cash provided by (used in)
           operating activities                (9,790)         8,695
                                           ----------     ----------
Cash flows from investing activity:
    Purchase of Operating
      Partnership interest                          -              -
                                           ----------     ----------
         Net cash used in investing
           activity                                 -              -
                                           ----------     ----------
         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                (9,790)         8,695

Cash and cash equivalents, beginning           39,131         25,271
                                           ----------     ----------

Cash and cash equivalents, ending         $    29,341    $    33,966
                                           ==========     ==========





      The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund Limited Partnership
                        NOTES TO FINANCIAL STATEMENTS
                              December 31, 1996
                                 (Unaudited)
NOTE A - ORGANIZATION

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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

     The condensed financial statements included herein as of December 31, 1996 and for the nine months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Partnership in acquiring the investments in Operating Partnerships are capitalized to the investment account. The Partnership's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations.

     Such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these

           Boston Capital Tax Credit Fund Limited Partnership
               NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            December 31, 1996
                              (Unaudited)
NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES (continued) condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's Annual Report on Form 10-K.

NOTE C - RELATED PARTY TRANSACTIONS
       The Partnership has entered into several transactions with various affiliates of the general partner, including Boston Capital Partners, Inc. and Boston Capital Asset Management Limited Partnership (formerly Boston Capital Communications Limited Partnership).

       General and administrative expenses incurred by Boston Capital Partners, Inc. and it's affiliates were charged to each series' operations for the quarters ended December 31, 1996 and 1995 as follows:
                               1996       1995
                              -----      -----
                Series 1    $   767    $   971
                Series 2      1,343      2,040
                Series 3      1,104      1,559
                Series 4      1,998      2,428
                Series 5      1,177      1,457
                Series 6        767        971
                             ------     ------
                            $ 7,156    $ 9,426
                             ======     ======

       An annual partnership management fee based on .375 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership (formerly Boston Capital Communications Limited Partnership). The partnership management fee accrued for the quarters ended December 31, 1996 and 1995 are as follows:
                               1996        1995
                               ----        ----
                Series 1   $ 45,216    $ 45,216
                Series 2     17,310      17,310
                Series 3     67,497      67,497
                Series 4     62,721      62,721
                Series 5      9,864       9,864
                Series 6     36,069      36,069
                            -------     -------
                           $238,677    $238,677
                            =======     =======
      Accounts payable - affiliates at December 31, 1996 and 1995 represents accrued general and administrative expenses and partnership management fees, and advances from an affiliate of the general partner, which are payable to Boston Capital Partners, Inc., and Boston Capital Asset Management Limited Partnership (formerly Boston Capital Communications Limited Partnership).
                                     33


          Boston Capital Tax Credit Fund Limited Partnership
               NOTES TO FINANCIAL STATEMENTS - CONTINUED
                         December 31, 1996
                            (Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS  (continued)
      As of December 31, 1996, an affiliate of the general partner advanced a total of $134,250 to the Partnership to pay certain operating expenses of some of the series. These advances are included in Accounts payable -affiliates. These advances, and any additional advances, will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships.

      As of December 31, 1996, an affiliate of the general partner funded $83,734, interest free, to the Partnership (Series 1 and 4) so that it could make three separate loans to the Operating Partnerships Virginia Circle, Van Dyck Estates and New Grand Hotel in the amounts of $10,130, $53,713 and $19,892, respectively. Of these amounts, $12,930 was advanced in the quarter ended December 31, 1996. The loans to Operating Partnerships Virginia Circle and Van Dyck Estates are being made to fund operating expenses of the operating partnership. The loan to Operating Partnership New Grand Hotel enabled the operating partnership to refinance its mortgage at a more favorable rate. These advances will be repaid to the Partnership by the Operating Partnerships with surplus cash from operations. New Grand Hotel paid $45,054 to the Partnership in October 1996, which was repaid to the affiliate.

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS
       At December 31, 1996 and 1995, the Partnership had limited partnership interests in one hundred and five Operating Partnerships which own operating apartment complexes as follows: nineteen in Series 1; eight in Series 2; thirty-three in Series 3; twenty-five in Series 4; five in Series 5; and fifteen in Series 6.

       Under the terms of the Partnership's investment in each Operating Partnership, the Partnership was required to make capital contributions to such Operating Partnerships. These contributions were payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. At December 31, 1996 and 1995, all capital contributions had been paid to the Operating Partnerships in all of the Series.

       The Partnership's fiscal year ends March 31 of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period.
Accordingly, the current financial results available for the Operating Partnerships are for the nine months ended September 30, 1996.

       The combined unaudited summarized statements of operations of the Operating Partnerships for the nine months ended September 30, 1996 and 1995
are as follows:                     34
            Boston Capital Tax Credit Fund Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 1996
                              (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                        Nine months ended September 30,
                             (Unaudited)

                                                 Series 1
                                       ---------------------------
                                          1996             1995
                                          ----             ----
Revenues
   Rental                             $ 3,781,722      $ 3,975,473
   Interest and other                     122,679          124,308
                                        ---------        ---------
                                        3,904,401        4,099,781
                                        ---------        ---------
Expenses
  Interest                                949,497          947,928
  Depreciation and amortization         1,339,281        1,438,184
  Operating expenses                    3,160,657        3,395,664
                                        ---------        ---------
                                        5,449,435        5,781,776
                                        ---------        ---------
          NET LOSS                    $(1,545,034)     $(1,681,995)
                                       ==========       ==========
Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership                $  (271,049)     $  (549,793)
                                       ==========       ==========

Net loss allocated to other partners  $   (15,450)     $   (16,820)
                                       ==========       ==========

Net loss suspended                    $(1,258,535)     $(1,115,382)
                                       ==========       ==========

The variance in allowable loss from the Operating Partnerships for the nine months ended September 30, 1996 and 1995 is mainly a result of the way the Partnership accounts for its investment in Operating Partnerships. The Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. However, the Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.

            Boston Capital Tax Credit Fund Limited Partnership

                             December 31, 1996
                              (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                        Nine months ended September 30,
                              (Unaudited)

                                                Series 2
                                        --------------------------
                                           1996             1995
                                           ----             ----
 Revenues
   Rental                             $   929,828      $   732,286
   Interest and other                      76,962           26,760
                                        ---------        ---------
                                        1,006,790          759,046
                                        ---------        ---------
Expenses
  Interest                                511,419          477,708
  Depreciation and amortization           304,773          232,078
  Operating expenses                      662,250          541,168
                                        ---------        ---------
                                        1,478,442        1,250,954
                                        ---------        ---------
          NET LOSS                    $  (471,652)     $  (491,908)
                                        =========        =========
Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership                $  (244,081)     $  (432,536)
                                        =========        =========

Net loss allocated to other partners   $   (4,717)      $   (4,913)
                                        =========        =========

Net loss suspended                     $ (222,853)      $  (54,452)
                                        =========        =========

The variance in allowable loss from the Operating Partnerships for the nine months ended September 30, 1996 and 1995 is mainly a result of the way the Partnership accounts for its investment in Operating Partnerships. The Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for an distributions received or accrued. However, the Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.

            Boston Capital Tax Credit Fund Limited Partnership

                             December 31, 1996
                               (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                        Nine Months ended September 30,
                             (Unaudited)

                                                  Series 3
                                        --------------------------
                                          1996             1995
 Revenues                                 ----             ----

   Rental                             $ 4,329,938      $ 4,506,456
   Interest and other                     358,837          436,749
                                        ---------        ---------
                                        4,688,775        4,943,205
                                        ---------        ---------
Expenses
  Interest                              2,175,457        2,076,673
  Depreciation and amortization         1,816,285        1,891,318
  Operating expenses                    3,011,741        3,118,761
                                        ---------        ---------
                                        7,003,483        7,086,752
                                        ---------        ---------
          NET LOSS                    $(2,314,708)     $(2,143,547)
                                       ==========       ==========
Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership                $(1,432,847)     $(1,856,755)
                                       ==========       ==========

Net loss allocated to other partners  $   (23,147)     $   (21,437)
                                       ==========       ==========

Net loss suspended                    $  (858,714)     $  (265,356)
                                       ==========       ==========

The variance in allowable loss from the Operating Partnerships for the nine months ended September 30, 1996 and 1995 is mainly a result of the way the Partnership accounts for its investment in Operating Partnerships. The Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. However, the Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.

           Boston Capital Tax Credit Fund Limited Partnership

                          December 31, 1996
                            (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

             COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                     Nine months ended September 30,
                          (Unaudited)

                                                  Series 4
                                       ----------------------------
                                          1996             1995
 Revenues                                 ----             ----
   Rental                             $ 4,336,056      $ 4,968,111
   Interest and other                     244,950          333,562
                                       ----------       ----------
                                        4,581,006        5,301,673
                                       ----------       ----------
Expenses
  Interest                              1,906,406        2,341,324
  Depreciation and amortization         1,751,177        1,970,967
  Operating expenses                    2,774,939        3,263,517
                                       ----------       ----------

                                        6,432,522        7,575,807
                                       ----------       ----------
          NET LOSS                    $(1,851,516)     $(2,274,135)
                                       ==========       ==========
Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership                $(1,400,239)     $(1,662,861)
                                       ==========       ==========
Net loss allocated to other partners  $   (18,515)     $   (22,741)
                                       ==========       ==========

Net loss suspended                    $  (432,762)     $  (588,532)
                                       ==========       ==========

The variance in allowable loss from the Operating Partnerships for the nine months ended September 30, 1996 and 1995 is mainly a result of the way the Partnership accounts for its investment in Operating Partnerships. The Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. However, the Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.

            Boston Capital Tax Credit Fund Limited Partnership

                            December 31, 1996
                              (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                       Nine months ended September 30,
                             (Unaudited)

                                                  Series 5
                                        --------------------------
                                           1996             1995
 Revenues                                  ----             ----
   Rental                               $ 421,435        $ 391,683
   Interest and other                      53,464           42,895
                                          -------         --------

                                          474,899          434,578
                                          -------         --------
Expenses
  Interest                                123,427          161,403
  Depreciation and amortization           135,678          162,977
  Operating expenses                      319,147          318,715
                                          -------         --------
                                          578,252          643,095
                                          -------         --------

          NET LOSS                      $(103,353)       $(208,517)
                                         ========         ========
Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership                  $ (78,877)       $(206,433)
                                         ========         ========

Net loss allocated to other partners    $  (1,034)       $  (2,084)
                                         ========         ========

Net loss suspended                      $ (23,442)       $       -
                                         ========         ========

The variance in allowable loss from the Operating Partnerships for the nine months ended September 30, 1996 is mainly a result of the way the Partnership accounts for its investment in Operating Partnerships. The Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. However, the Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.

           Boston Capital Tax Credit Fund Limited Partnership

                           December 31, 1996
                             (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

           COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                     Nine months ended September 30,
                             (Unaudited)

                                                  Series 6
                                        --------------------------
                                          1996             1995
 Revenues                                 ----             ----
   Rental                              $3,119,460       $3,098,528
   Interest and other                     181,400          202,493
                                        ---------        ---------

                                        3,300,860        3,301,021
                                        ---------        ---------
Expenses
  Interest                                994,168        1,037,504
  Depreciation and amortization           904,290          956,423
  Operating expenses                    1,775,675        1,818,491
                                        ---------        ---------
                                        3,674,133        3,812,418
                                        ---------        ---------
          NET LOSS                     $ (373,273)      $ (511,397)
                                        =========        =========
Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership                 $ (324,181)      $ (492,651)
                                        =========        =========

Net loss allocated to other partners   $   (3,733)      $   (5,114)
                                        =========        =========

Net loss suspended                     $  (45,359)      $  (13,632)
                                        =========        =========

The variance in allowable loss from the Operating Partnerships for the nine months ended September 30, 1996 and 1995 is mainly a result of the way the Partnership accounts for its investment in Operating Partnerships. The Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. However, the Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.

             Boston Capital Tax Credit Fund Limited Partnership

                            December 31, 1996
                              (Unaudited)

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

    The Partnership is currently accruing the annual partnership management fee. Partnership management fees accrued during the quarter ended December 31, 1996 were $238,677 and total partnership management fees accrued as of December 31, 1996 were $4,297,382. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Partnership receives sales or refinancing proceeds from Operating Partnerships, which will be used to satisfy such liabilities.

    An affiliate of the general partner has advanced $134,250 to the Partnership to pay certain third party operating expenses. Nothing was advanced in the quarter ended December 31, 1996. The amounts advanced to four of the six series as are as follows: $40,000 to Series 1; $15,000 to Series 2; $74,250 to Series 3; and $5,000 to Series 4. These and any additional advances will be paid, without interest, from available cash flow, reporting fees, or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships. The Partnership anticipates that as the Operating Partnerships continue to mature, more cash flow and reporting fees will be generated. Cash flow and reporting fees will be added to the Partnership's working capital and will be available to meet future third party obligation of the Partnership. The Partnership is currently pursuing, and will continue to pursue, available cash flow and reporting fees and anticipates that the amount collected will be sufficient to cover third party operating expenses.

Capital Resources
-----------------
    The Partnership offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on August 29, 1988. The Partnership received and accepted subscriptions for $97,746,940 representing 9,800,600 BACs from investors admitted as BAC Holders in Series 1 through Series 6 of the Partnership. Offers and sales of BACs in Series 1 through Series 6 of the Partnership were completed and the last of the BACs in Series 6 were issued by the Partnership on September 29, 1989. At December 31, 1996 and 1995 the Partnership had limited partnership equity interests in 105 Operating Partnerships.

    Series 1.
    --------- The Partnership received and accepted subscriptions for $12,999,000, representing 1,299,900 BACs from investors admitted as BAC Holders in Series 1. Offers and sales of BACs in Series 1 were completed and the last of the BACs in Series 1 were issued on December 14, 1988.

    As of December 31, 1996, the net proceeds from the offer and sale of BACs in Series 1 had been used to invest in a total of 19 Operating Partnerships in an aggregate amount of $9,069,266, and the Partnership had completed payment of all its capital contributions. Series 1 net offering proceeds in the amount of $34,476 remains in Working Capital.

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

    As of December 31, 1996, the net proceeds from the offer and sale of BACs in Series 2 had been used to invest in a total of eight Operating Partnerships in an aggregate amount of $6,411,018, and the Partnership had completed payment of all its capital contributions. Series 2 net offering proceeds in the amount of $4,747 remains in Working Capital.

    Series 3.
    --------- The Partnership received and accepted subscriptions for $28,822,000, representing 2,882,200 BACs from investors admitted as BAC Holders in Series 3. Offers and sales of BACs in Series 3 were completed and the last of the BACs in Series 3 were issued by the Partnership on March 14, 1989.

    As of December 31, 1996, the net proceeds from the offer and sale of BACs in Series 3 had been used to invest in a total of 33 Operating Partnerships in an aggregate amount of $20,858,886 and the Partnership had completed payment of all its capital contributions. Series 3 net offering proceeds in the amount of $4,090 remains in Working Capital.

    Series 4.
    --------- The Partnership received and accepted subscriptions for $29,788,160, representing 2,995,300 BACs from investors admitted as BAC Holders in Series 4. Offers and sales of BACs in Series 4 were completed and the last of the BACs in Series 4 were issued by the Partnership on July 7, 1989.

    As of December 31, 1996, the net proceeds from the offer and sale of BACs in Series 4 had been committed to invest in a total of 25 Operating Partnerships in an aggregate amount of $21,868,519, and the Partnership had completed payment of all its capital contributions. Series 4 net offering proceeds in the amount of $9,616 remains in Working Capital.

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

    As of December 31, 1996, the net proceeds from the offer and sale of BACs in Series 5 had been used to invest in a total of five Operating Partnerships in an aggregate amount of $3,431,044, and the Partnership had completed payment of all installments of its capital contributions. Series 5 net offering proceeds in the amount of $146,906 remains in Working Capital.

    Series 6.
    --------- The Partnership received and accepted subscriptions for $12,935,780, representing 1,303,000 BACs from investors admitted as BAC Holders in Series 6. Offers and sales of BACs in Series 6 were completed and the last of the BACs in Series 6 were issued on September 29, 1989.

    As of December 31, 1996 the net proceeds from the offer and sale of BACs in Series 6 had been used to invest in a total of 15 Operating Partnerships in an aggregate amount of $9,359,053, and the Partnership had completed payment of all its capital contributions. Series 6 net offering proceeds in the amount of $29,341 remains in Working Capital.

Results of Operations
---------------------

    At December 31, 1996 and 1995 the Partnership held limited partnership interests in 105 Operating Partnerships. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test(i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

    The Partnership incurs an annual partnership management fee to the General Partner and/or its affiliates in an amount equal to 0.375% of the aggregate cost of the Apartment Complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid by the Operating Partnerships. The annual partnership management fee is currently being accrued. It is anticipated that all outstanding fees will be repaid from the sale or refinancing proceeds. The annual partnership management fee incurred for the quarters ended December 31, 1996 and 1995 were $233,581 and $209,831, respectively. This amount is anticipated to be lower in subsequent fiscal years as more of the Operating Partnerships begin to pay annual asset management fees and reporting fees to the series.

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

    Series 1.
    --------- As of December 31, 1996 and 1995, the average Qualified Occupancy for the series was 99.4% and 99.4%, respectively. The series had a total of 19 properties at December 31, 1996. Out of the total, 17 were at 100% Qualified Occupancy.

    For the nine months being reported, the series reflects a net loss from Operating Partnerships of $1,167,898. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect a net loss of $265,049. Substantially all of the net loss is attributable to accrued mortgage interest not payable currently by Kingston Property Associates, Genesee Commons Associates, and Unity Park Associates. In 1995, Kingston Property Associates received approval for a HUD loan. To date, significant capital improvements have been completed using funds from this loan. In addition, Genesee Commons Associates and Unity Park Associates have closed on second mortgages, the funds from which are being utilized exclusively for completing structural repairs and upgrades. The Operating General Partners have continued to fund the majority of the balance of the net loss.

    Series 2.
    --------- As of December 31, 1996 and 1995, the average Qualified Occupancy for the series was 99.8% and 98.5%, respectively. The series had a total of eight properties at December 31, 1996, seven of which were at 100% Qualified Occupancy.

    For the nine months being reported the series reflects a net loss from the Operating Partnerships of $471,651. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect a net loss of $166,878.

    Annadale Housing Partners has reported net losses due to operational issues associated with the property. The Operating Partnership continues to stabilize since the completion of rehabilitation and occupancy has shown steady improvement. Occupancy is at 88% as of December 31, 1996.

    Series 3.
    --------- As of December 31, 1996 and 1995, the average Qualified Occupancy for the series was 99.7% and 99.6%, respectively. The series had a total of 33 properties at December 31, 1996, of which 31 were at 100% Qualified Occupancy.

    For the nine months being reported series reflects a net loss from the Operating Partnerships of $1,542,935. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect a net loss of $339,843.

      The General Partner is continuing to monitor the operations of Hidden Cove Associates and Lincoln Hotel Associates in an effort to improve the overall results of operations of the series.

      The Operating General Partner of Hidden Cove Associates hired a new management company which has completed a capital improvement program. As a result the tenant base has improved significantly and occupancy is 92% as of December 31, 1996.

      The new management company of Lincoln Hotel has secured a 100% project based subsidy. The increased income afforded under the favorable subsidy contract should allow for a stabilization of the projects net operating income. The subsidy will also increase affordability for prospective tenants thereby increasing occupancy percentages. A debt refinancing closed in the last quarter of 1996 as well.

     Series 4.
    --------- As of December 31, 1996 and 1995, the average Qualified Occupancy for the series was 100% and 100%, respectively. The series had a total of 25 properties at December 31, 1996, all of which were at 100% Qualified Occupancy.

    For the nine months being reported series reflects a net loss from the Operating Partnerships of $1,307,827. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect a net loss of $133,475.

    Unity Park Associates reflects a net loss which is attributable to accrued mortgage interest which is not payable currently under the terms of its mortgage. Unity Park Associates has closed on a second mortgage, the funds from which are being utilized exclusively for completing structural repairs and upgrades. The Operating General Partners have continued to fund the majority of the balance of the net loss.

    In October of 1995, the General Partner discovered that the Operating General Partner of Van Dyck Estates XVI had collateralized the property with an unaffiliated lending institution in violation of the partnership agreement. The General Partner has removed the Operating General Partner and his affiliated management agent. The General Partner and lending institution have reached a settlement in this matter and no further action is anticipated.



    Series 5.
    --------- As of December 31, 1996 and 1995, the average Qualified Occupancy for the series was 99.6% and 99.6%, respectively. The series had a total of five properties at December 31, 1996, four of which were at 100% Qualified Occupancy.

    For the nine months being reported the series reflects a net loss from the Operating Partnerships of $103,353. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect a net loss of $32,325.

    Annadale Housing Partners has reported net losses due to operational issues associated with the property. The Operating Partnership continues to stabilize since the completion of rehabilitation and occupancy has shown steady improvement. Occupancy is at 88% as of December 31, 1996.

    Series 6.
    --------- As of December 31, 1996 and 1995, the average Qualified Occupancy for the series was 99.5% for both years. The series had a total of 15 properties at December 31, 1996, of which 14 were at 100% Qualified Occupancy.

    For the nine months being reported the series reflects a net loss from the Operating Partnerships of $373,273. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $531,017.

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



                                BOSTON CAPITAL TAX CREDIT
                                FUND LIMITED PARTNERSHIP



                           By:  Boston Capital Associates Limited
                                Partnership, General Partner



                           By:  C&M Associates, d/b/a
                                Boston Capital Associates



Date:  February 24, 1997   By:   /s/JOHN P. MANNING
                                 ---------------------------
                                John P. Manning, Partner
                                Partner & Principal Financial
                                Officer