Form 10-K405
period 1997-03-31
BOSTON CAPITAL TAX CREDIT FUND LTD PARTNERSHIP
filed 1997-07-15
CIK 835095

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the fiscal year ended  March 31, 1997  or
                                  --------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from         to
                                     --------    --------
Commission file number  0-17679
                       ---------
          Boston Capital Tax Credit Fund Limited Partnership
------------------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)

           Massachusetts                              04-3006542
-----------------------------------        -----------------------------------
     (State or other jurisdiction                 (I.R.S. Employer
    incorporation or organization)                Identification No.)

 One Boston Place, Suite 2100 Boston, MA                    02108-4406
---------------------------------------------          -----------------------
(Address of principal executive                              (Zip Code)
offices)

Partnership's telephone number, including area code (617)624-8900
                                                    -------------
Securities registered pursuant to Section 12(b) of the Act:
                                              Name of each exchange
      Title of each class                      on which registered
      -------------------                     ---------------------
            None                                           None
------------------------------                --------------------------------
Securities registered pursuant to Section 12(g) of the Act:

                  Beneficial Assignee Certificates
------------------------------------------------------------------------------
                          (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   X    NO
    -----     -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                                           __
                                                                          |XX|


                     DOCUMENTS INCORPORATED BY REFERENCE
                     -----------------------------------
The following documents of the Partnership are incorporated by reference:

    Form 10-K
      Parts                        Document
    ---------                      --------
    Parts I, III                   October 14, 1988 Prospectus, as
                                   supplemented

              BOSTON CAPITAL TAX CREDIT FUND LIMITED PARTNERSHIP
                           Form 10-K ANNUAL REPORT
                      FOR THE YEAR ENDED MARCH 31, 1997

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

Item 14.  Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K

             Signatures
                                    PART I

Item 1. Business

Organization
------------
   Boston Capital Tax Credit Fund Limited Partnership (the "Partnership") is a limited partnership formed under the Delaware Revised Uniform Limited Partnership Act as of June 1, 1988. The General Partner of the Partnership is Boston Capital Associates Limited Partnership, a Delaware limited partnership. Boston Capital Associates, a Massachusetts general partnership, whose only two partners are Herbert F. Collins and John P. Manning, the principals of Boston Capital Partners, Inc., is the sole general partner of the General Partner. The limited partner of the General Partner is Capital Investment Holdings, a general partnership whose partners are certain officers and employees of Boston Capital Partners, Inc., and its affiliates. The Assignor Limited Partner is BCTC Assignor Corp., a Delaware corporation which is wholly-owned by Herbert F. Collins and John P. Manning.

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

Description of Business
-----------------------
   The Partnership's principal business is to invest as a limited partner in other limited partnerships (the "Operating Partnerships"), each of which was to own or lease and operate an Apartment Complex exclusively or partially for low- and moderate-income tenants. Each Operating Partnership in which the Partnership has invested owns an Apartment Complex which is completed, newly-constructed, or newly-rehabilitated. Each Apartment Complex qualifies for the low-income housing tax credit under Section 42 of the Code (the "Federal Housing Tax Credit"), thereby providing tax benefits over a period of ten years in the form of tax credits which investors may use to offset income, subject to certain strict limitations, from other sources. Certain of the Apartment Complexes also qualified for the historic rehabilitation tax credit under Section 48 of the Code (the "Rehabilitation Tax Credit"). The Federal Housing Tax Credit and the Government Assistance programs are described on pages 53 to 73 of the Prospectus under the caption "Government Assistance

Programs," which is incorporated herein by reference. Section 236 (f) (ii) of the National Housing Act, as amended, in Section 101 of the Housing and Urban Development Act of 1965, as amended, each provide for the making by HUD of rent supplement payments to low income tenants in properties which receive other forms of federal assistance such as Tax Credits. The payments for each tenant, which are made directly to the owner of their property, generally are in such amounts as to enable the tenant to pay rent equal to 30% of the adjusted family income. Some of the Apartment Complexes in which the Partnership has invested are receiving such rent supplements from HUD. HUD has been in the process of converting rent supplement assistance to assistance paid not to the owner of the Apartment Complex, but directly to the individuals. At this time, the Partnership is unable to predict whether Congress will continue rent supplement programs payable directly to owners of the Apartment Complex.

     At March 31, 1997, the Partnership had limited partnership equity interests in one hundred five operating partnerships which own operating apartment complexes as follows: nineteen in Series 1; eight in Series 2; thirty-three in Series 3; twenty-five in Series 4; five in Series 5; and fifteen in Series 6. A description of these Operating Partnerships is set forth in Item 2 herein.

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

Employees
---------
   The Partnership does not have any employees. Services are performed by the General Partner and its affiliates and agents retained by them.


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

        Boston Capital Tax Credit Fund Limited Partnership - Series 1

                    PROPERTY PROFILES AS OF MARCH 31, 1997

                                  Mortgage
                                   Balance                  Qualified Capital
Property                            As of    Construction   Occupancy Contrib-
Name             Location    Units 12/31/96    Completion    3/31/97    uted
------------------------------------------------------------------------------
Apple Hill    West Neton,     44  $1,488,468      1/88         98%   $ 317,660
Apartments       NC

Bolivar Manor Bolivar,        24     880,921     11/88         95%     180,498
Apartments       NY

Briarwood     Vero Beach,     45   1,481,980      8/89        100%     386,368
Apartments       FL

Broadway      Kingston,      122   5,184,279      6/89        100%     952,500
East             NY

Country       Coldwater,      32     938,420      7/89        100%     202,610
Knoll            MI

Country       Warwick,        64   3,182,465      4/89        100%     845,000
Village Apts     NY

Elk Rapids II Elk Rapids,     24     740,289      2/89        100%     161,078
Apartments       MI

Green Acres   Yulee,          47   1,483,297      8/89        100%     394,500
Apartments       FL

Inglewood     St. Cloud,      50   1,490,624     11/88        100%     394,400
Meadows          FL

Minnehaha     St. Paul,       24   1,130,421     11/88        100%     631,138
Court Apts.      MN

Moss Creek    Wewahitchka,    23     713,422      6/88        100%     207,592
Apartments       FL

River Park    Rochester,     402   8,380,509     12/88         98%   2,315,400
Commons        NY

Sunset West   Conneaut,       40   1,174,880      4/88        100%     250,701
Apartments       OH

Unity Park    Niagara Falls, 198   9,180,806     12/90        100%     600,000
Phase II         NY

Villas of     Geneva,         40   1,190,074      8/88        100%     254,967
Geneva          OH

        Boston Capital Tax Credit Fund Limited Partnership - Series 1

                    PROPERTY PROFILES AS OF MARCH 31, 1997

Continued
---------
                                  Mortgage
                                   Balance                  Qualified Capital
Property                            As of    Construction   Occupancy Contrib-
Name             Location    Units 12/31/96    Completion    3/31/97    uted
------------------------------------------------------------------------------
Virginia
Circle        St. Paul,       16   $ 661,800      6/88        100%    $395,000
Townhomes       MN

Westchase     Three Rivers,   32     966,177      7/89        100%     202,610
Apartments      MI

Wood Creek    Saulte St.      32     966,635      7/89        100%     213,390
Manor           Marie, MI

Woodland      St. Cloud,      50   1,490,624     11/88        100%     394,500
Terrace         FL

        Boston Capital Tax Credit Fund Limited Partnership - Series 2

                    PROPERTY PROFILES AS OF MARCH 31, 1997


                                  Mortgage
                                  Balance                 Qualified  Capital
Property                           As of    Construction   Occupancy Contrib-
Name         Location     Units   12/31/96     Completion    3/31/97   uted
------------------------------------------------------------------------------
Annadale     Fresno,       222  $9,377,615      6/90        100%   $1,736,542
Apartments      CA

Calexico     Calexico,      36   1,574,514      4/90        100%      464,896
Village Apts.   CA

Glenhaven    Merced,        15     501,859     12/89        100%      490,000
Park III        CA

Glenhaven    Merced,        12     403,505      6/90        100%      395,300
Park            CA

Heber II
Village      Heber,         24   1,096,511      4/89        100%      345,000
Apts.           CA

Redondo II  Westmorland,    32   1,442,728      7/90        100%      580,000
Apts.           CA

Redwood      McKinleyville, 48   1,779,119     12/89        100%      688,572
Creek Apts.     CA

Thunderbird  Mecca,         54   2,607,027      7/90        100%    1,012,157
Apartments      CA

        Boston Capital Tax Credit Fund Limited Partnership - Series 3

                    PROPERTY PROFILES AS OF MARCH 31, 1997


                                  Mortgage
                                   Balance                  Qualified Capital
Property                            As of    Construction   Occupancy Contrib-
Name           Location   Units   12/31/96     Completion    3/31/97    uted
------------------------------------------------------------------------------
The 128
Park Street     Dorchester,  16  $   516,977     7/88         100%    $340,000
Lodging House    MA

Ashley Senior   Ashland,     62    1,784,479     5/89         100%     495,500
Center Apts.     OR

Belfast         Belfast,     24    1,090,423     5/89         100%     245,000
Birches          ME

The Bowditch    Jamaica Plain,
School           MA          50    1,638,578    12/89         100%     883,623
Lodging House

Carriage Gate   Palatka,     49    1,477,266    11/89         100%     385,000
Apartments       FL

Central         Cincinnati, 225    2,800,000    12/89         100%   4,482,818
Parkway Towers   OH

Colony Court    Eustis,      46    1,494,443     6/89         100%     384,200
Apartments       FL

Crane Street    Littleton,   33    1,482,022    12/88         100%     293,000
Court            NH

Cruz Bay        St. John,    20    1,490,247     2/89         100%     285,820
Apartments       USVI

Fiddler's Creek Southport,   24      964,788     2/89         100%     200,397
Apartments       NC

Gilmore Court   Jaffrey,     28    1,387,134     6/89          92%     288,660
                 NH

Greenwood       Owosso,      48    1,440,268     8/89         100%     312,090
Apartments       MI

Hidden Cove     W.Pittsburg  88    2,922,342     8/88         100%   1,761,650
Apartments       CA

Hillmont        Lake Park,   42    1,139,522     5/89         100%     265,218
Apartments       GA

        Boston Capital Tax Credit Fund Limited Partnership - Series 3

                    PROPERTY PROFILES AS OF MARCH 31, 1997

Continued
---------
                                  Mortgage
                                   Balance                  Qualified Capital
Property                            As of    Construction   Occupancy Contrib-
Name          Location   Units   12/31/96     Completion    3/31/97     uted
------------------------------------------------------------------------------
Jackson        Jackson,      28   $1,194,231       7/89       100%  $  225,000
Apartments       WY

Lake North     Lady Lake,    36    1,063,573       1/89       100%     220,780
Apartments       FL

Lakewood Terr  Lakeland,    132    3,932,649       8/89       100%     572,400
Apartments       FL

Lincoln        Salem,        63    2,546,362      12/88       100%     520,000
Apartments       MA

Mann Village   Indianapolis,204    4,912,834       5/89       100%   2,620,620
Apartments       IN

Maplewood      Cloquet,      24      757,633       4/89       100%     150,800
Apartments       MN

Mound Plaza    Moundville,   24      623,559       9/89       100%     129,465
Apartments       AL

Oak Crest      Brainerd,     30      910,216       5/89       100%     168,130
Manor II         MN

Orangewood     Umatilla,     45    1,482,140       9/89       100%     358,350
Villas           FL

Orchard Park   Beaumont,    144    3,968,211       5/89       100%   2,950,000
Apartments       CA

Paige Hall     Minneapolis,  69    2,253,150       4/89       100%     378,538
Apartments       MN

Queens         Philadelphia, 32    1,211,879       1/89       100%     759,500
Court Apts.      PA

Rainbow         Yuma,        81    1,941,796       1/89       100%     702,968
Apartments       AZ

Ripon           Ripon,       24      803,249       7/89       100%     176,260
Apartments       WI

        Boston Capital Tax Credit Fund Limited Partnership - Series 3

                    PROPERTY PROFILES AS OF MARCH 31, 1997


Continued
---------
                                  Mortgage
                                   Balance                  Qualified Capital
Property                            As of    Construction   Occupancy Contrib-
Name           Location   Units   12/31/96     Completion    3/31/97    uted
------------------------------------------------------------------------------
Sun Village   Groveland,     34   $1,053,558       5/88       100%    $211,880
Apartments       FL

Taylor
Terrace       W. Pittsburgh, 30    1,057,248      11/88        96%     227,103
Apartments       PA

The Grove     Vidalia,       54    1,486,172       5/89       100%     345,621
Apartments       GA

Trinidad      Trinidad,      24      920,889       6/89       100%     202,000
Apartments       CO

Vassar        Vassar,        32      922,383      11/89       100%     189,596
Apartments       MI

        Boston Capital Tax Credit Fund Limited Partnership - Series 4

                    PROPERTY PROFILES AS OF MARCH 31, 1997



                                  Mortgage
                                   Balance                  Qualified Capital
Property                            As of     Construction  Occupancy Contrib-
Name           Location   Units   12/31/96     Completion    3/31/97    uted
------------------------------------------------------------------------------
Amory Square  Windsor,      74  $  2,192,556     9/89         100%  $1,644,338
Apartments     VT

Auburn Trace  Delray Beach,256     9,931,723     1/90         100%   2,849,298
               FL

Ault          Ault,         16       456,407     7/89         100%      92,232
Apartments     CO

Berkshire     Wichita,      90     2,095,023     9/89         100%   1,829,104
Apartments     KS

Bowditch
School        Jamaica Plain,50     1,638,578    12/89         100%     619,300
Lodging House  MA

Burlwood      Cripple       10       230,599     8/89         100%      45,600
Apartments     Creek, CO

Cambria       Cambria,      24     1,034,192     7/89         100%     367,600
Commons        NY

Central
Parkway       Cincinnati,  225     2,800,000    12/89         100%     944,322
Towers         OH

Clearview     Monte Vista,  24       757,952    11/89         100%     166,400
Apartments     CO

Fuller        St. Paul,      9       511,543     1/89         100%     254,671
Townhomes      MN

Glenhaven     Merced,       15       499,283     6/89         100%     415,000
Park II        CA

Greenwood     Quincy,       36     1,082,029     9/89         100%     282,000
Terrace        FL

Highland      Topeka,       22       394,880    12/88         100%     354,067
Village        KS
Duplexes

        Boston Capital Tax Credit Fund Limited Partnership - Series 4

                    PROPERTY PROFILES AS OF MARCH 31, 1997

Continued
---------

                                  Mortgage
                                   Balance                  Qualified Capital
Property                            As of     Construction  Occupancy Contrib-
Name           Location   Units   12/31/96     Completion    3/31/97    uted
------------------------------------------------------------------------------
Jefferson Pl  Monticello,   38   $ 1,107,847      12/89       100%  $  294,150
Apartments     FL

Landmark      Chesapeake,  120     1,806,400       5/89       100%   1,470,835
Apartments     VA

Meadowcrest   Southfield,   83     2,906,533      10/90       100%   1,055,404
Apartments     MI

Milliken      Milliken,     28       779,485       8/89       100%     135,000
Apartments     CO

Montana Ave.  St. Paul,     13       665,869      11/89       100%     430,167
Townhomes      MN

New Grand     Salt Lake     80     2,884,950       3/90       100%   2,823,370
Hotel          City,UT

Rosenberg     Santa Rosa,   77     1,837,045       1/92       100%     844,300
Hotel          CA

Shockoe Hill  Richmond,     64     1,902,280       9/89       100%   1,110,590
Apartments II  VA

Sunnyview     Salem,        60     2,206,620       9/89       100%     775,000
Apartments     OR

Thompson     Indianapolis, 240     5,030,554      12/89       100%   2,098,660
Village Apts.  IN

Unity Park   Niagara Falls,198     9,180,806      12/90       100%   1,470,300
Phase II       NY

Van Dyke     Sanger,        16       668,875      11/89       100%     474,360
Estates        CA
XVI - A

        Boston Capital Tax Credit Fund Limited Partnership - Series 5

                    PROPERTY PROFILES AS OF MARCH 31, 1997


                                  Mortgage
                                   Balance                  Qualified Capital
Property                            As of    Construction   Occupancy Contrib-
Name           Location   Units   12/31/96     Completion    3/31/97    uted
------------------------------------------------------------------------------
Annadale         Fresno,    222   $9,377,615      6/90        100%  $1,161,810
Apartments        CA

Calexico Village Calexico,   36    1,574,514      4/90        100%     128,174
Apartments        CA

Glenhaven        Merced,     13      707,514      6/89        100%     356,480
Estates           CA

Heather Ridge    Redding,    56    1,206,204      9/89        100%   1,182,030
Apartments        CA

Point Arena      Point Arena,25    1,206,237      2/90        100%     444,830
Village           CA

        Boston Capital Tax Credit Fund Limited Partnership - Series 6

                    PROPERTY PROFILES AS OF MARCH 31, 1997

                                  Mortgage
                                   Balance                  Qualified Capital
Property                            As of    Construction   Occupancy Contrib-
Name           Location   Units   12/31/96     Completion    3/31/97    uted
------------------------------------------------------------------------------
Auburn Trace   Delray Beach, 256   $ 9,931,723    1/90       100%   $1,971,457
                 FL

Briarwood      Cameron,       24       571,115    9/88       100%      137,367
Estates          MO

Columbia       Richland,     139     4,802,553    2/90       100%    1,607,375
Park Apts.       WA

Eldon Estates  Eldon,         24       556,925    7/88       100%      139,221
                 MO

Forty West     Holland,      120     2,167,419    2/90       100%    1,431,562
Apartments       MI

Hacienda Villa Firebaugh,    120     3,947,514    1/90       100%    1,460,316
Apartments       CA

Hillandale     Lithonia,     132     3,188,095    1/90       100%    1,444,800
Commons          GA

Kearney        Kearney,       16       364,222    3/88       100%       99,334
Properties II    MO

Los Pueblos    Socorro,       32     1,253,917    5/88       100%      414,851
Apartments       NM

Pleasant Hill  Pleasant Hill, 24       561,751   12/88       100%      141,624
                 MO

Rosenberg      Santa Rosa,    77     1,837,045    1/92       100%      555,700
Apartments       CA

Sherburne      Sherburne,     29     1,314,835   10/89        96%      578,409
Senior Housing   NY

Springridge    Warrensburg,   24       571,934    2/88       100%      162,393
III              MO

Tall Pines     Charlestown,   32     1,438,924   11/89       100%      302,491
Apartments       NH

Woodcliff      Ishpeming,     24       759,473   11/89       100%      192,996
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

                    As of March 31, 1997, the Partnership has 7,367 registered
             BAC Holders for an aggregate of 9,800,600 BACs which were offered a subscription price of $10 per BAC.

                    The BACs were issued in series.  Series 1 had 1,020
             investors holding 1,299,900 BACs; Series 2 had 725 investors holding 830,300 BACs; Series 3 had 2,324 investors holding 2,882,200 BACs; Series 4 had 2,073 investors holding 2,995,300 BACs; Series 5 had 395 investors holding 489,900 BACs; and Series 6 had 830 investors holding 1,303,000 BACs.

             (c)    Dividend history and restriction.

                    The Partnership has made no distributions of Net Cash Flow to its BAC Holders from its inception, June 1, 1988 through March 31, 1997.

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

Item 6.      Selected Financial Data

             The information set forth below presents selected financial data of the Partnership for each of the five years in the period ended March
31, 1997. Additional detailed financial information is set forth in the audited financial statements listed in Item 14 hereof.


                     March 31,   March 31,   March 31,   March 31,   March 31,
                       1997        1996        1995        1994        1993
                     --------    --------    --------    --------    --------
Operations
----------

Interest Inc   $      7,074 $     8,821 $    11,022 $     32,652 $     79,016
Other Income          2,910       1,557       6,921       72,994       83,668
Share of Loss
 of operating
 Partnerships   ( 1,453,320) (5,141,108) (6,602,292) ( 7,443,043) ( 7,135,491)
Operating Exp.  ( 1,081,835) (1,066,179) (1,229,300) ( 1,405,305) ( 1,510,149)
                 ----------  ----------   ---------   ----------    ---------
Net Loss       $( 2,525,171)$(6,196,909)$(7,813,649)$( 8,742,701)$( 8,482,956)
                 ==========  ==========   =========   ==========   ==========
Net Loss
 per BAC       $       (.26)$      (.63)$      (.78)$      ( .88)$      ( .86)
                ===========  ==========   =========   ==========   ==========

Balance Sheet
-------------
Total Assets   $ 26,710,863 $28,194,596 $33,412,311 $ 40,271,022 $ 49,283,844
                ===========  ==========  ==========   ==========   ==========
Total Liab.    $  4,737,505 $ 3,696,067 $ 2,716,873 $  1,761,935 $  1,986,530
Partners'       ===========  ==========  ==========   ==========   ==========
 Equity        $ 21,973,358 $24,498,529 $30,695,438 $ 38,509,087 $ 47,297,314
                ===========  ==========  ==========   ==========   ==========
Other Data

Tax Credits per BAC for
the Investors Tax Year,
the twelve months ended
December 31, 1996, 1995
1994, 1993 and 1992*
               $       1.25 $     1.24  $      1.25 $       1.27 $       1.44
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

Item 7.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations

Liquidity
---------
      The Partnership's primary source of funds was the proceeds of its public offering. Other sources of liquidity include (i) interest earned on capital contributions held pending investment or held for working capital reserves and
(ii) cash distributions from operations of the Operating Partnerships in which the Partnership has invested. These sources of liquidity are available to meet the obligations of the Partnership. The Partnership is currently accruing the annual partnership management fees, which allows each series the ability to pay non-affiliated third party obligations. During the fiscal year ended March 31, 1997 the Partnership accrued $954,708 in annual partnership management fees. As of March 31, 1997, total partnership management fees accrued were $4,536,059. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Partnership receives sales or refinancing proceeds from Operating Partnerships which will be used to satisfy such liabilities.

      An affiliate of the general partner has advanced $134,250 to the Partnership to pay certain third party operating expenses. The amounts advanced to four of the six series are as follows: $40,000 to Series 1; $15,000 to Series 2; $74,250 to Series 3; and $5,000 to Series 4. These and any additional advances will be paid, without interest, from available cash flow, reporting fees, or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships. The Partnership anticipates that as the Operating Partnerships continue to mature, more cash flow and reporting fees will be generated. Cash flow and reporting fees will be added to the Partnership's working capital and will be available to meet future third party obligations of the Partnership. The Partnership is currently pursuing, and will continue to pursue, available cash flow and reporting fees and anticipates that the amount collected will be sufficient to cover third party expenses.

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

      As of March 31, 1997, the net proceeds from the offer and sale of BACs in Series 1 had been used to invest in a total of 19 Operating Partnerships in an aggregate amount of $9,407,952, and the Partnership had completed payment of all installments of its capital contributions. Series 1 net offering proceeds in the amount of $33,374 remains in Working Capital.

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

      As of March 31, 1997, the net proceeds of the offer and sale of BACs in Series 2 had been used to invest in a total of 8 Operating Partnerships in an aggregate amount of $6,498,176, and the Partnership had completed payment of all installments of its capital contributions. Series 2 net offering proceeds in the amount of $3,205 remains in Working Capital.

      (Series 3). The Partnership received and accepted subscriptions for $28,822,000, representing 2,882,200 BACs from investors admitted as BAC Holders in Series 3. Offers and sales of BACs in Series 3 were completed and the last of the BACs in Series 3 were issued by the Partnership on March 14, 1989.

       As of March 31, 1997, the net proceeds from the offer and sale of BACs in Series 3 had been used to invest in a total of 33 Operating Partnerships in an aggregate amount of $21,738,797, and the Partnership had completed payment of all installments of its capital contributions to all of its Operating Partnerships. Series 3 net offering proceeds in the amount of $1,832 remains in Working Capital.

      (Series 4). The Partnership commenced offering BACs in Series 4 on March 27, 1989. The Partnership received and accepted subscriptions for 29,788,160, representing 2,995,300 BACs from investors admitted as BAC Holders in Series 4. Offers and sales of BACs in Series 4 were completed and the last of the BACs in Series 4 were issued by the Partnership on July 7, 1989.

      As of March 31, 1997, the net proceeds from the offer and sale of BACs in Series 4 had been used to invest in a total of 25 Operating Partnerships in an aggregate amount of $22,934,082, and the Partnership had completed payment of all installments of its capital contributions to all of its Operating Partnerships. Series 4 net offering proceeds in the amount of $12,708 remains in Working Capital.

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

      As of March 31, 1997, the net proceeds of the offer and sale of BACs in Series 5 had been used to invest in a total of 5 Operating Partnerships in an aggregate amount of $3,431,044, and the Partnership had completed payment of all installments of its capital contributions. Series 5 net offering proceeds in the amount of $146,095 remains in Working Capital.

      (Series 6). The Partnership commenced offering BACs in Series 6 on July 18, 1989. The Partnership received and accepted subscriptions for $12,935,780, representing 1,303,000 BACs from investors admitted as BAC Holders in Series 6. Offers and sales of BACs in Series 6 were completed and the last of the BACs in Series 6 were issued by the Partnership on September 29, 1989.

      As of March 31, 1997 the net proceeds from the offer and sale of BACs in Series 6 had been used to invest in a total of 15 Operating Partnerships in an aggregate amount of $10,652,631, and the Partnership had completed payment of all installments of its capital contributions to all of its Operating Partnerships. Series 6 net offering proceeds in the amount of $27,415 remains in Working Capital.

Results of Operations
---------------------
      The Partnership incurs an annual partnership management fee payable to the General Partner and/or its affiliates in an amount equal to 0.375% of the aggregate cost of the Apartment Complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid or payable by the Operating Partnerships. The annual partnership management fee incurred for the fiscal years ended March 31, 1997 and 1996 was $919,609 and $888,714, respectively, an amount which is anticipated to be lower for subsequent fiscal years as more of the Operating Partnerships begin to accrue and pay annual partnership management and reporting fees. During the fiscal years ended March 31, 1997 and 1996, the Partnership received $36,055 and $65,294, respectively, in reporting fees from the Operating Partnerships.

      The Partnership's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested. The Partnership's investments in Operating Partnerships have been made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

      (Series 1). As of March 31, 1997 and 1996, the Qualified Occupancy for the Series was 99.6% and 99.4%, respectively. The Series had a total of 19 properties at March 31, 1997. Out of the total, 17 were at 100% qualified occupancy.

     For the years ended December 31, 1996 and 1995 Series 1 reflects a net loss from Operating Partnerships of $738,210 and $720,063, respectively, when adjusted for depreciation which is a non-cash item. Substantially all of the net loss for both years is attributable to accrued mortgage interest not payable currently by Genesee Commons Associates, Kingston Property Associates,
and Unity Park Associates.   All three partnerships have closed on mortgages
which require minimum debt service payments, the funds from which are being utilized exclusively for completing structural repairs and upgrades. The Operating General Partners have continued to fund the majority of the balance of the net loss.

      The properties owned by Townhomes of Minnehaha Court and Virginia Circle are experiencing high operating expenses which are resulting in operating deficits. The respective management companies are implementing cost saving measures to mitigate these deficits and stabilize the properties operations.

      For the tax years ended December 31, 1996 and 1995, the Series, in total, generated $2,081,132 and $1,902,699, respectively, in passive income tax losses that were passed through to the investors, and also provided $1.40 per year for 1996 and 1995 in tax credits per BAC to the investors.

      Series 2). As of March 31, 1997 and 1996, the Qualified Occupancy for the series was 100% and 99.8%, respectively. The Series had a total of 8 properties at March 31, 1997, all of which were at 100% qualified occupancy.

      For the years ended December 31, 1996 and 1995 Series 2 reflects a net loss from Operating Partnerships of $692,258 and $969,800, respectively, when adjusted for depreciation which is a non-cash item. Annadale Housing Partners has reported net losses due to operational issues associated with the property. The Operating Partnership continues to stabilize since the completion of rehabilitation and occupancy has shown steady improvement. Occupancy is at 100% as of March 31, 1997.

      For the tax years ended December 31, 1996 and 1995, the Series, in total, generated $563,979 and $624,618, respectively, in passive income tax losses that were passed through to the investors, and also provided $1.01 and $1.04 per year for 1996 and 1995, respectively, in tax credits per BAC to the investors.

      (Series 3). As of March 31, 1997 and 1996, the Qualified Occupancy for the Series was 99.6% and 99.8%, respectively. The Series had a total of 33 properties at March 31, 1997. Out of the total, 31 were at 100% qualified occupancy.

      For the years ended December 31, 1996 and 1995 Series 3 reflects a net income (loss) from Operating Partnerships of $1,410,908 and ($257,966), respectively, when adjusted for depreciation which is a non-cash item. The current year income is the result of a one time gain on reduction of debt incurred by one of the Operating Partnerships. When adjusted for the gain, the Operating Partnerships reflect a net loss of $570,002 for 1996.

      The General Partner is continuing to monitor the operations of Lincoln Hotel Associates in an effort to improve the overall results of operations of the series. The new management company of Lincoln Hotel has secured a 100% project based subsidy. The increased income afforded under the favorable subsidy contract should allow for a stabilization of the project's net operating income. The subsidy will also increase affordability for prospective tenants thereby increasing occupancy percentages. A debt refinancing closed in the last quarter of 1996, as well.

      The property owned by California Investors VI L.P. has experienced a reduction in occupancy, which stands at 80% at March 31, 1997. The management company is increasing their marketing efforts, as well as implementing capital improvements to the property to attract tenants. These efforts should improve occupancy and stabilize the property.

      The new management company at Hidden Cove continues to make improvements to the tenant base and occupancy which stands at 92% at March 31, 1997, however, the property is still generating operating deficits. As such, the management company is implementing cost saving measures to mitigate these deficits and stabilize the property.

      For the tax years ended December 31, 1996 and 1995, the Series, in total, generated $1,009,468 and $2,973,777, respectively, in passive income tax losses that were passed through to the investors, and also provided $1.27 per year for 1996 and 1995 in tax credits per BAC to the investors. The variance in passive income tax losses generated for the tax years ended December 31, 1995 and 1996 is due to the fact that the Operating Partnership Rosenberg reflected income from cancellation of indebtedness caused by debt restructuring during the tax year ended December 31, 1996.

      (Series 4). As of March 31, 1997 and 1996, the Qualified Occupancy for the series was 100% and 100%, respectively. The Series had a total of 25 properties at March 31, 1997, all of which were at 100% qualified occupancy.

      For the years ended December 31, 1996 and 1995 Series 4 reflects a net income (loss) from Operating Partnerships of $1,231,906 and ($576,979) respectively, when adjusted for depreciation which is a non-cash item.
The current year income is the result of a one time gain on reduction of debt incurred by three operating partnerships, Central Parkway, New
Grand and Rosenberg. This debt reduction occurred without a loss in ownership or tax credits. Rosenberg also had a one time non-cash impairment loss. This is in accordance with newly adopted SFAS No. 121. When adjusted for both the gain and the loss, the Operating Partnerships reflect a net loss of $779,122 for 1996.

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

      The new Operating General Partner has discovered that there are delinquent real estate taxes on the property owned by Van Dyke Estates XVI. These taxes are being paid resulting in operating deficits. The new Operating General Partner believes that once these taxes have been paid operating deficits will be minimal.

      For the tax years ended December 31, 1996 and 1995, the Series, in total, generated $2,044,665 and $2,380,747, respectively, in passive income tax losses that were passed through to the investors, and also provided $1.23 and $1.22 per year for 1996 and 1995, respectively, in tax credits per BAC to the investors.

      (Series 5). As of March 31, 1997 and 1996, the Qualified Occupancy for the Series was 100% and 99.6%, respectively. The Series had a total of 5 properties at March 31, 1997, all of which were at 100% qualified occupancy.

      For the years ended December 31, 1996 and 1995 Series 5 reflects a net loss of $685,860 and $967,296, respectively, from Operating Partnerships, when adjusted for depreciation which is a non-cash item.

      Annadale Housing Partners has reported net losses due to operational issues associated with the property. The Operating Partnership has begun to stabilize since the completion of rehabilitation and occupancy has shown steady improvement. Occupancy is at 100% as of March 31, 1997.
The property owned by Glenhaven Park Partners is experiencing high operating expenses which are resulting in operating deficits. The management company is implementing cost saving measures to mitigate these deficits and stabilize the property's operations.

      For the tax years ended December 31, 1996 and 1995, the Series, in total, generated $211,738 and $275,128, respectively, in passive income tax losses that were passed through to the investors, and also provided $1.03 and $1.06 per year for 1996 and 1995, respectively, in tax credits per BAC to the investors.

      (Series 6). As of March 31, 1997 and 1996, the Qualified Occupancy for the series was 99.7% and 99.5%, respectively. The Series had a total of 15 properties at March 31, 1997. Out of the total, 14 were at 100% qualified occupancy.

      For the years ended December 31, 1996 and 1995 Series 6 reflects a net income from Operating Partnerships of $613,062 and $449,188 respectively, adjusted for depreciation which is a non-cash item.

      For the tax year ended December 31, 1996 and 1995, the Series, in total, generated $1,051,130 and $403,133, respectively, in passive income tax losses that were passed through to the investors, and also provided $1.35 and $1.29 per year for 1996 and 1995, respectively, in tax credits per BAC to the investors. The increase in passive losses from December 31, 1995 to December 31, 1996 was due to an adjustment made at December 31, 1996 for an incorrect loss reported at December 31, 1995.

Recent Accounting Statements Not Yet Adopted
--------------------------------------------
   In February 1997, the Financial Accounting Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" and SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS No. 128 provides accounting and reporting standards for the amount of earning per share. SFAS No. 129 requires the disclosure in summary form within the financial statements of pertinent rights and privileges of the various securities outstanding. SFAS No. 128 and SFAS No. 129 are effective for fiscal years ending after December 31, 1997 and earlier application is not permitted.

      The implementation of these standards is not expected to materially impact the partnership's financial statements because the partnership's earnings per share would not be significantly affected and the disclosures regarding the capital structure in the financial statements would not be significantly changed.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

             None.

                            PART III
                            --------

Item 10.     Directors and Executive Officers of the Partnership

      (a), (b), (c), (d) and (e)

      The Partnership has no directors or executives officers of its own. The following biographical information is presented for the partners of the General Partner and its affiliates of those partners (including Boston Capital Partners, Inc. ("Boston Capital")) with principal responsibility for the Partnership's affairs.

      Herbert F. Collins, age 67, is co-founder and Chairman of the Board of Boston Capital Corporation. Founded in 1974, Boston Capital, through its five companies, offers a wide range of investment banking services to its domestic and international clients. Mr. Collins has received Presidential appointments from both President George Bush and President Bill Clinton. In 1992, President Bush appointed Mr. Collins to the Presidential Advisory Committee on the Arts at The Kennedy Center. In 1995, Mr. Collins was appointed by President Clinton to the Thrift Depositor Protection Oversight Board. Mr. Collins is Chairman-emeritus of the Council for Rural Housing and Development and former Chairman of the Federal Home Loan Bank Board of Boston. Mr. Collins currently serves as a member of the National Rural Housing Council, the Fannie Mae Housing Impact Advisory Council, and is a member of the board of the National Housing Conference. Mr. Collins is also involved with a number of civic and charitable organizations with a particular interest in assisting disadvantaged urban youth. These activities include serving on the boards of Youth Build-Boston, the I Have a Dream Foundation, the Pine Street Inn and The Ron Burton Training Village. Mr. Collins is a graduate of Harvard College and served in the U.S. Marine Corps. He and his wife, Sheila, have six children. They reside in Gloucester, Massachusetts.

      John P. Manning, age 49, is co-founder, President and Chief Executive Officer of Boston Capital Partners, Inc., and serves as member of the Investment Committee. He has twenty-five years of experience in the financing, development and operation of multi-family housing, especially affordable housing. In addition to his responsibilities at Boston Capital, Mr. Manning has been a proactive leader in the industry. He served as a member of the Mitchell-Danforth Task Force, established by Senators Mitchell and Danforth in 1990, to review and reform the Low Income Housing Tax Credit. He was the founding President of the Affordable Housing Tax Credit Coalition, is a member of the board of the National Leased Housing Association and sits on the Advisory Board of the Housing Development Reporter, three Washington D.C. based housing organizations.

      In 1996, he was asked to be a judge by the FNMA Foundation for its prestigious Maxwell Awards, given to the most outstanding affordable housing projects in America. He served as a member of the Massachusetts Housing Policy Committee, Executive Office of Communities & Development, having been appointed by the Governor of Massachusetts.

      In similar capacities, Mr. Manning has been asked to testify as an expert witness before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee, on the efficacy of the Low Income Housing Tax Credit, private sector participation and the effects on the capital markets and the economy. In 1996, President Clinton appointed him to the President's Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts, Washington, D.C. Mr. Manning graduated from Boston College.

      Richard J. DeAgazio, age 52, is Executive Vice President of Boston Capital Partners, Inc., and is President of Boston Capital Services, Inc., Boston Capital's NASD registered broker/dealer. Mr. DeAgazio formally served on the national Board of Governors of the National Association of Securities Dealers (NASD), was the Vice Chairman of the NASD's District 11 Committee, and served as Chairman of the NASD's Statutory Disqualification Subcommittee of the National Business Conduct Committee. He also served on the NASD State Liaison Committee and the Direct Participation Program Committee. He is a founder and past President of the National Real Estate Investment Association, past President of the Real Estate Securities and Syndication Institute (Massachusetts Chapter) and the Real Estate Investment Association. Prior to joining Boston Capital in 1981, Mr. DeAgazio was the Senior Vice President and Director of the Brokerage Division of Dresdner Securities (USA), Inc., an international investment banking firm owned by four major European banks, and was a Vice President of Burgess & Leith/Advest. He has been a member of the Boston Stock Exchange since 1967. He graduated from Northeastern University.

      Christopher W. Collins, age 42, is an Executive Vice President and a principal of Boston Capital Partners, Inc., and is responsible for, among other areas, overseeing the investment portfolio of funds sponsored by Boston Capital and the acquisition of real estate investments on behalf of such funds. Mr. Collins has had extensive experience in real estate development activities, having founded and directed the American Development Group, a comprehensive real estate development firm, and has also had extensive experience in the area of acquiring real estate investments. He is on the Board of Directors of the National Multi-Housing Council and a member of the Massachusetts Housing Finance Agency Multi-Family Advisory Committee. He graduated from the University of New Hampshire.

      Anthony A. Nickas, age 36, is Senior Vice President and Chief Financial Officer of Boston Capital Partners, Inc. and has over fourteen years experience in the accounting and finance fields. Mr. Nickas has supervised the financial aspects of both the Project Development and Property Management Affiliates. Prior to joining Boston Capital in 1987, he was Assistant Director of Accounting and Financial Reporting for the Yankee Companies, Inc., and was an Audit Supervisor for Wolf & Company of Massachusetts, P.C., a regional certified public accounting firm based in Boston. He graduated with honors from Norwich University.


      (f)    Involvement in certain legal proceedings.

             None.

      (g)    Promoters and control persons.

             None.

Item 11.     Executive Compensation

      (a), (b), (c), (d) and (e)

      The Partnership has no officers or directors. However, under the terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Partnership, the Partnership has paid or accrued obligations to the General Partner and its affiliates for the following fees during the 1997 fiscal year:

      1. An annual partnership management fee based on 0.375% of the aggregate cost of all apartment complexes acquired by the Operating Partnerships has been accrued as payable to Boston Capital Communications Limited Partnership. The annual partnership management fees accrued during the year ended March 31, 1997 was $954,708. Accrued fees are payable without interest as sufficient funds become available.


      2. The Partnership has reimbursed an affiliate of the General Partner a total of $26,415 for amounts charged to operations during the year ended March 31, 1997. The reimbursement includes, but may not be limited to postage, printing, travel, and overhead allocations.

Item 12.     Security Ownership of Certain Beneficial Owners and
             Management

      (a)    Security ownership of certain beneficial owners.

      As of March 31, 1997, 9,800,600 BACs had been issued. No person is known to own beneficially in excess of 5% of the outstanding BACs in any series.

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

      The Partnership has no officers or directors. However, under the terms of the public offering, various kinds of compensation and fees are payable to the General Partner and its Affiliates during the organization and operation of the Partnership. Additionally, the General Partner will receive distributions from the partnership if there is cash available for distribution or residual proceeds as defined in the Partnership Agreement. The amounts and kinds of compensation and fees are described on pages 32 to 33 of the Prospectus under the caption "Compensation and Fees", which is incorporated herein by reference. See Note B of Notes to Financial Statements in Item 14 of this Annual Report on Form 10-K for amounts accrued or paid to the General Partner and its affiliates during the period from April 1, 1996 through March 31, 1997.

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
                        --------------------
             Independent Auditors' Report

             Balance Sheets, March 31, 1997 and 1996

             Statements of Operations, Years ended March 31, 1997, 1996, and 1995

             Statements of Changes in Partners' Capital, Years ended March 31, 1997, 1996, and 1995

             Statements of Cash Flows, Years ended March 31, 1997, 1996, and 1995

             Notes to Financial Statements, March 31, 1997, 1996, and
             1995


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

      (b)    Reports on Form 8-K
             -------------------
             There were no reports on Form 8-K filed during the quarter ended March 31, 1997.

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

                           Boston Capital Tax Credit Fund Limited
                           Partnership

                  By: Boston Capital Associates Limited Partnership, General Partner

                  By:            Boston Capital Associates



Date: July 8, 1997                   By:/s/ John P. Manning
                                        ----------------------------
                                        John P. Manning


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


DATE:             SIGNATURE:                   TITLE:


July 8, 1997   /s/ John P. Manning              General Partner and
               ------------------------         Principal Executive
               John P. Manning                  Officer, Principal
                                                Financial Officer and
                                                Principal Accounting
                                                Officer of Boston
                                                Capital Associates


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

                  Boston Capital Tax Credit Fund Limited
                  Partnership

                  By:            Boston Capital Associates
                                 Limited Partnership, General
                                 Partner

                  By:            Boston Capital Associates



DATE: July 8, 1997                   By:______________________
                                         John P. Manning


                                     By:______________________
                                         Herbert F. Collins

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:

DATE:           SIGNATURE:                           TITLE:

                                               General Partner and
July 8,1997     __________________             Principal Executive
                John P. Manning                Officer, Principal
                                               Financial Officer and
                                               Principal Accounting
                                               Officer of Boston
                                               Capital Associates


                                               General Partner and
                __________________             Principal Executive
                Herbert F. Collins             Officer, Principal
                                               Financial Officer and
                                               Principal Accounting
                                               Officer of Boston
                                               Capital Associates

                          FINANCIAL STATEMENTS AND
                        INDEPENDENT AUDITORS' REPORT

                       BOSTON CAPITAL TAX CREDIT FUND
                            LIMITED PARTNERSHIP -
                          SERIES 1 THROUGH SERIES 6

                           MARCH 31, 1997 AND 1996

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

   NOTES TO FINANCIAL STATEMENTS                                         F-30

SCHEDULE III - REAL ESTATE AND ACCUMULATED
  DEPRECIATION

NOTES TO SCHEDULE III

Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.

                         Reznick Fedder & Silverman
             Certified Public Accountants * Business Consultants
                         A Professional Corporation

        4520 East-West Highway * Suite 300 * Bethesda, MD 20814-3319
                     (301) 652-9100 * Fax (301) 652-1848

                        INDEPENDENT AUDITORS' REPORT

To the Partners
Boston Capital Tax Credit Fund
  Limited Partnership

   We have audited the accompanying balance sheets of Boston Capital Tax Credit Fund Limited Partnership - Series 1 through Series 6, in total and for each series, as of March 31, 1997 and 1996, and the related statements of operations, changes in partners' capital (deficit) and cash flows for the total partnership and for each of the series for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the partnership's management. Our responsibility is to
express  an opinion on these financial statements  based on our audits.   We
did not audit the financial statements of certain operating partnerships in which Boston Capital Tax Credit Fund Limited Partnership owns a limited
partnership  interest.    Investments  in  such  partnerships  comprise  the
following percentages of the assets as of March 31, 1997 and 1996, and the limited partnership loss for each of the three years in the period ended March 31, 1997: Total 29% and 31% of the assets and 18%, 19% and 15% of the partnership loss; Series 1, 0% and 0% of the assets and 0%, 0% and 8% of the partnership loss; Series 2, 9% and 28% of the assets and 18%, 29% and 16% of the partnership loss; Series 3, 20% and 27% of the assets and 22%, 18% and 20% of the partnership loss; Series 4, 38% and 43% of the assets and 17%, 22% and 13% of the partnership loss; Series 5, 0% and 3% of the assets and 0%, 3% and 0% of the partnership loss; and Series 6, 46% and 29% of the assets and 22%, 32% and 20% of the partnership loss. The financial statements of these partnerships were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to information relating to these partnerships, is based solely on the reports of the other auditors.

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

   In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Boston Capital Tax Credit Fund Limited Partnership - Series 1 through Series 6, in total and for each series, as of March 31, 1997 and 1996, and the results of their operations and their cash flows for the total partnership and for each of the series for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles.

   We and other auditors have also audited the information included in the related financial statement schedule listed in Form 10-K item 14(a) of Boston Capital Tax Credit Fund Limited Partnership - Series 1 through Series 6 as of March 31, 1997. In our opinion, the schedule presents fairly the information required to be set forth therein, in conformity with generally accepted accounting principles.

Bethesda, Maryland
July 1, 1997

McGLADREY & PULLEN, LLP
Certified Public Accountants and Consultants

INDEPENDENT AUDITOR'S REPORT

To the Partners
Apple Hill Limited Partnership
Greensboro, North Carolina

We have audited the accompanying balance sheets of Apple Hill Limited Partnership as of December 31, 1996 and 1995, and the related statements of income, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Apple Hill Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 21, 1997 on our consideration of Apple Hill Limited
Partnership's internal control structure and a report dated January 21, 1997 on its compliance with laws and regulations.




Greensboro, North Carolina
January 21, 1997
McGLADREY & PULLEN, LLP
Certified Public Accountants and Consultants

INDEPENDENT AUDITOR'S REPORT

To the Partners
Apple Hill Limited Partnership
Greensboro, North Carolina

We have audited the accompanying balance sheets of Apple Hill Limited Partnership as of December 31, 1995 and 1994, and the related statements of income, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In accordance with Government Auditing Standards, we have also issued a report dated January 23, 1996 on our consideration of Apple Hill Limited
Partnership's internal control structure and a report dated January 23, 1996 on its compliance with laws and regulations.




Greensboro, North Carolina
January 23, 1996
JAMES KNUTZEN & ASSOCIATES, C.P.A.'s, PA.
Suite 230
3100 University Boulevard South
Jacksonville, Florida 32216
(904) 725-5832   Fax (904) 727-6835

James Knutzen, C.P.A., M.B.A.   Christina E. Gibson, C.P.A.
Raju Iyer, C.P.A                Gregory Korn, C.P.A.
Todd Middlemas, C.P.A.          Wilson Trammell, C.P.A.
Member of American and Florida Institutes of CPAs

INDEPENDENT AUDITORS' REPORT

To the Partners of
Briarwood Apartments of Vero Beach, Ltd.

We have audited the accompanying balance sheets of Briarwood Apartments of Vero Beach, Ltd. (a Florida Limited Partnership), FmHA Project No. :09-31-592834977, as of December 31, 1994 and 1993, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Briarwood Apartments of Vero Beach, Ltd. (a Florida Limited Partnership) as of December 31, 1994 and 1993, and the results of its operations, partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information on pages 14
- 17 is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


James Knutzen & Associates, C.P.A. s, P.A.
Jacksonville, Florida
February 9, 1995
ROBERT G. CLAPHAM
Accountancy Corporation
Certified Public Accountants
7440 North Figueroa
Los Angeles, California 90041
(213) 258-5066

February 19, 1997

To the Partners of
Mecca Apartments
Limited Partnership

INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheets of Mecca Apartments Limited Partnership, as of December 31, 1996, and 1995, and the related statements of income, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, arid Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principle used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mecca Apartments Limited Partnership, at December 31, 1996, and 1995, and the results of its operations and changes in partners' capital and cash flows for the years their ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purposes of forming an opinion on the basic financial statements taken, as a whole. The supporting information in the report are presented for the purposes of additional analysis and are not a required part of the basic financial statements. Such reformation has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

ROBERT G. CLAPHAM
ACCOUNTANCY CORPORATION



By
President
ROBERT G. CLAPHAM
Accountancy Corporation
Certified Public Accountants
7440 North Figueroa
Los Angeles, California 90041
(213) 258-5066

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


ROBERT G. CLAPHAM
ACCOUNTANCY CORPORATION


By
President
JOYCE E. RETHMEIER
Certified Public Accountant

INDEPENDENT AUDITOR S REPORT

To the Partners
Redondo Associates, Ltd.

I have audited the accompanying balance sheets of Redondo Associates, Ltd. (a limited partnership), RD Case No. 04013-953603409, as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Redondo Associates, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued a report dated February 10, 1997 on my consideration of Redondo Associates, Ltd.'s internal control and a report dated February 10, 1997 on its compliance with laws and regulations.




February 10, 1997


11770 Bernardo Plaza Court, Suite 300, San Diego, CA 92128
Tel (619) 485-6400   Fax (619) 485-6866

Member of American Institute of Certified Public Accountants
California Society of Certified Public Accountants
JOYCE E. RETHMEIER
Certified Public Accountant

INDEPENDENT AUDITOR S REPORT

To the Partners
Redondo Associates, Ltd.

I have audited the accompanying balance sheets of Redondo Associates, Ltd. (a limited partnership), FmHA Case No. 04013-953603409. as of December 31, 1994 and 1993, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Redondo Associates, Ltd. as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



January 27, 1995




11770 Bernardo Plaza Court, Suite 300   San Diego, CA 92128
Tel (619) 485-6400     Fax (619) 485-6866

Member of American Institute of CPAs - California Society of CPAs John G. Burk and Company
Certified Public Accountants   A Professional Corporation
56 Court Street
P.O. Box 705
Keene, New Hampshire 03431
(603) 357-4882

To the Partners of
Willow Street Associates
  (a Limited Partnership)

INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheets of Willow street Associates (a Limited Partnership)(Case No. 34-012-0020413965) as of December 31, 1994 and 1993, and the related statements of income and expense, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Willow Street Associates (a Limited Partnership) at December 31, 1994 and 1993, and the results of its operations, partners equity (deficit) and its cash flows for the years then ended in conformity with generally accepted accounting principles.





January 13, 1995
Ziner & Company, P.C.
Certified Public Accountant

INDEPENDENT AUDITORS  REPORT

To the Partners of
128 Park Street Limited Partnership

We have audited the accompanying balance sheets of 128 Park Street Limited Partnership (a Massachusetts limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the general partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 128 Park Street Limited Partnership as of December 31, 1995 and 1994, and the results of its operations, its changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.







January 10, 1996








7 Winthrop Square Boston, Massachusetts 02110-1256
Phone (617) 542-8880  Fax (617) 542-8715
John G. Burk and Company
Certified Public Accountants   A Professional Corporation
56 Court Street
P.O. Box 705
Keene, New Hampshire 03431
(603) 357-4882

To the Partners Of
Fylex Housing Associates
  (a Limited Partnership)

INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheets of Fylex Housing Associates (a Limited Partnership)(Case No. 34-003-0020417485) as of December 31, 1994 and 1993, and the related statements of income and expense, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and generally accepted government auditing standards for financial and compliance audits issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fylex Housing Associates at December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.








January 19, 1995
Otis, Atwell & Timberlake, C.P.A.
Professional Association
CERTIFIED  PUBLIC  ACCOUNTANTS
James C. Otis, C.P.A, CFP
Stephen W. Atwell C.P.A.
Fred I. Timberlake C.P.A.
Bruce E. Fritzson, C.P.A.
Thomas J. Gioia, C.PA.
980 Forest Avenue
Portland, Maine 04103
(207) 797-0990
FAX (207) 797-8618
INDEPENDENT AUDITOR'S REPORT



To the Partners
Belfast Birches Associates

We have audited the accompanying balance sheets of Belfast Birches Associates, a limited partnership, FMHA Project No. 23-014-010408162, as of December 31, 1994 and 1993 and the related statements of income and partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Belfast Birches Associates, a limited partnership, as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying additional information on pages 13 and 14 is presented solely for the use of the Farmers Home Administration and is not a required part of the basic financial statements. The Multiple Family Housing Borrower Balance Sheet, Form FMHA 1930-8, has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.
Certified Public Accountants
                                  January 16, 1995
Portland, Maine


Curtis W. Christensen & Co.
Certified Public Accountants
109 South Main Street
Sheridan, Wyoming 82801
Telephone (307) 674-6609    Fax  (307) 674-7017

John P. Croff, C.P.A. 1922-1974
Gordon Macalister, C.P.A. 1916-1976
Curtis W. Christensen, C.P.A.
Steven W. Rucki, C. P. A.

INDEPENDENT AUDITORS' REPORT

To the Partners
Trinidad Apartments, A Limited Partnership
Sheridan, Wyoming 82801

We have audited the accompanying balance sheets of Trinidad Apartments, A Limited Partnership, as of December 31, 1994 and 1993, and the related statements of operations and changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are fee of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trinidad Apartments, A Limited Partnership as of December 31, 1994 and 1993, and the result of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 15 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


Curtis W. Christensen & Co.
Certified Public Accountants
Sheridan, Wyoming
January 31, 1995
Curtis W. Christensen & Co.
Certified Public Accountants
109 South Main Street
Sheridan, Wyoming 82801
Telephone (307) 674-6609    Fax  (307) 674-7017

John P. Croff, C.P.A. 1922-1974
Gordon Macalister, C.P.A. 1916-1976
Curtis W. Christensen, C.P.A.
Steven W. Rucki, C. P. A.

INDEPENDENT AUDITORS' REPORT

To the Partners
Jackson Apartments, A Limited Partnership
Sheridan, Wyoming 82801

We have audited the accompanying balance sheets of Jackson Apartments, A Limited Partnership, as of December 31, 1994 and 1993, and the related statements of operations and changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are fee of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jackson Apartments, A Limited Partnership as of December 31, 1994 and 1993, and the result of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 15 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


Curtis W. Christensen & Co.
Certified Public Accountants
Sheridan, Wyoming
January 31, 1995
Andrews & Miller, P.A.
Certified Public Accountants
8525 South Highway 441 - P.O. Box 491271
Leesburg, Florida 34749-1271
Telephone (352)326-8001 Fax (352)326-8011

Daniel M., Andrews, CPA
E.F. (Rick) Miller, Jr., CPA

INDEPENDENT AUDITORS  REPORT

To the Partners
Lake North Apartments II, Ltd.

We have audited the accompanying balance sheets of Lake North Apartments II, Ltd. (a Florida limited partnership),FmHA Project No. 09-035-0592821600, as of December 31, 1994 and 1993, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial, statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Audits include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The audits also include assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall. financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lake North Apartments II, Ltd. as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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


Leesburg, Florida
February 17, 1995


Members of American Institute of Certified Public Accountants
Florida Institute of Certified Public Accountants
Andrews & Miller, P.A.
Certified Public Accountants
8525 South Highway 441 - P.O. Box 491271
Leesburg, Florida 34749-1271
Telephone (352)326-8001 Fax (352)326-8011

Daniel M., Andrews, CPA
E.F. (Rick) Miller, Jr., CPA

INDEPENDENT AUDITORS  REPORT

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



Leesburg, Florida
February 21, 1996





Members of American institute of Certified Public Accountants / Florida Institute of Certified Public Accountants
Edmund A. Restivo, Jr. LTD.
Certified Public Accountant

INDEPENDENT AUDITOR S REPORT

To the Partners
Lakewood Terrace Limited Partnership
Boston, MA

I have audited the accompanying balance sheet of Lakewood Terrace Limited Partnership (a Florida Limited Partnership) as of December 31, 1994, and the related statements of operations, changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of Lakewood Terrace Limited Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakewood Terrace Limited Partnership as of December 31, 1994, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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



March 23, 1995

The Wilcox Building
Penthouse Suite
42 Weybosset Street
Providence, Rhode Island 02903
Telephone 401-331-0210
Fax 407-421-6799
Charles Bailly & Company P.L.L.P.
Certified Public Accountants - Consultants

INDEPENDENT AUDITOR S REPORT

The Partners
Maplewood Apartments, A Limited Partnership Fargo, North Dakota

We have audited the accompanying balance sheets of Maplewood Apartments, A Limited Partnership, FmHA Project Number: 27-009-450408000, as of December 31, 1994 and 1993, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maplewood Apartments, A Limited Partnership as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



Fargo, North Dakota
February 1, 1995
Charles Bailly & Company P.L.L.P.
Certified Public Accountants - Consultants


INDEPENDENT AUDITOR S REPORT

The Partners
Oak Crest Manor II, A Limited Partnership
Fargo, North Dakota

We have audited the accompanying balance sheets of Oak Crest Manor II, A Limited Partnership FmHA Project Number: 27-018-450407999, as of December 31, 1994 and 1993, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oak Crest Manor II, A Limited Partnership as of December 31, 1994 and 1993 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.





Fargo, North Dakota
February 1, 1995
Andrews & Miller, P.A.
Certified Public Accountants
8525 South Highway 441 - P.O. Box 491271
Leesburg, Florida 34749-1271
Telephone 352/326-8001 Fax 352/326-8011

Daniel M., Andrews, CPA
E.F. (Rick) Miller, Jr., CPA

INDEPENDENT AUDITORS  REPORT

To the Partners
Sun Village Apartments, Ltd.


We have audited the accompanying balance sheets of Sun Village Apartments, Ltd. (a Florida limited partnership),FmHA Project No. 09035592798320, as of December 31, 1995 and 1994, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sun Village Apartments, Ltd. as of December 31, 1995 and 1994, and the results of its operations, the changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.



Leesburg, Florida
February 21, 1996



Members of American Institute of Certified Public Accountants
Florida Institute of Certified Public Accountants
Andrews & Miller, P.A.
Certified Public Accountants
8525 South Highway 441 - P.O. Box 491271
Leesburg, Florida 34749-1271
Telephone (352)326-8001 Fax (352)326-8011

Daniel M., Andrews, CPA
E.F. (Rick) Miller, Jr., CPA

INDEPENDENT AUDITORS  REPORT

To the Partners
Sun Village Apartments, Ltd.


We have audited the accompanying balance sheets of Sun Village Apartments, Ltd. (a Florida limited partnership),FmHA Project No. 09035592798320, as of December 31, 1994 and 1993, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The audits include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The audits also include assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sun Village Apartments, Ltd. as of December 31, 1994 and 1993, and the results of its operations, the changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

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


Leesburg, Florida
February 17, 1995

Members of American Institute of Certified Public Accountants
Florida Institute of Certified Public Accountants
Michael Sczekan & Co., P.C.
Certified Public Accountants
7936 East Arapahoe Court, Suite 2800
Englewood, Colorado 80112
Telephone (303) 770-3356    Fax (303) 770-3357

INDEPENDENT AUDITOR'S REPORT

To the Partners of            Government National Mortgage Association
Rainbow Housing Associates, Ltd.   Care of: Mellon Mortgage Co.
Yuma, Arizona                 Cleveland, Ohio

We have audited the accompanying Balance Sheet of Rainbow Housing Associates, Ltd., FmHA Project Number 123-94008 REF, as of December 31, 1994, and the related statements of profit and loss, changes in project equity and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the Consolidated Audit Guide, issued by the U.S. Department of Housing and Urban Development, Office of Inspector General in July, 1993. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rainbow Housing Associates, Ltd., as of December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

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

Respectfully submitted,

Michael Sczekan & Co., P.C.
Certified Public Accountants

Englewood, Colorado                     http://www.CPA News4U.com
January 28, 1995                        E-mail... michael@cpanews4u.com
Bradley, Snipes, Gower & Associates, P.A.
Certified Public Accountants
P.O. Box 1009  Dunn, North Carolina 28335 (910) 892-6001
P.O. Box 1568  Lillington, North Carolina 27546  (910) 893-6026
Russell W. Bradley, CPA   Larry D. Snipes, CPA  Alton R. Gower, Jr., CPA

INDEPENDENT AUDITORS' REPORT

The Partners
Southport, Ltd. - Phase II Limited Partnership

We have audited the accompanying balance sheets of Southport, Ltd. - Phase II Limited Partnership (a North Carolina Limited Partnership), as of December 31, 1994 and 1993, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of Southport, Ltd. - Phase II Limited Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southport, Ltd. - Phase II Limited Partnership, as of December 31, 1994 and 1993, and the results of its operations, the changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.
Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on Page 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Respectfully submitted,


Bradley, Snipes, Gower & Associates, P. A.
Dunn, North Carolina
January 25, 1995

Members/American Institute of Certified Public Accountants
North Carolina Association of Certified Public Accountants
Damratoski & Company
Certified Public Accountants
Corporate One West
Suite 350
1195 Washington Pike
Bridgeville, PA 15017

(412) 257.2882
(412) 257.2888 Fax

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


               Damratoski & Company
Certified Public Accountants

January 26, 1996
Michael Sczekan & Co., P.C.
Certified Public Accountants
7936 East Arapahoe Court, Suite 2800
Englewood, Colorado 80112
Telephone (303) 770-3356    Fax (303) 770-3357

INDEPENDENT AUDITOR'S REPORT

To the Partners of            Government National Mortgage Association
Rainbow Housing Associates, Ltd.   Care of: Boatmen s National Mortgage Inc.
Yuma, Arizona                 Memphis, TN

We have audited the accompanying Balance Sheet of Rainbow Housing Associates, Ltd., FHA Project Number 123-94008 REF, as of December 31, 1995, and the related statements of profit and loss, changes in project equity and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rainbow Housing Associates, Ltd., as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards , we have also issued a report dated February 3, 1996, on our consideration of Rainbow Housing Associates, Ltd.'s internal control structure and a report dated February 3,1996, on its compliance with laws and regulations.

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

Respectfully submitted,

Michael Sczekan & Co., P.C.        Englewood, Colorado
Certified Public Accountants       February 3, 1996
Charles Bailly & Company P.L.L.P.
Certified Public Accountants - Consultants


INDEPENDENT AUDITOR S REPORT

The Partners
Maplewood Apartments, A Limited Partnership Fargo, North Dakota

We have audited the accompanying balance sheets of Maplewood Apartments, A Limited Partnership, FmHA Project Number: 27-009-450408000, as of December 31, 1995 and 1994, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maplewood Apartment, A Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




Fargo, North Dakota
January 19, 1996
MORRISON AND SMITH
1809 UNIVERSITY BOULEVARD
P.0. BOX 020647
TUSCALOOSA, ALABAMA 35402-0647
(205)349-2424
FAX (205)758-1740


CLAUD A. MORRISON  C.P.A.    WILLIAM D. SMITH, C.P.A.
G. LEVERT LAWRENCE, C.P.A.   G. ALAN HARTLEY, C.P.A.
MACK HITT, C.P.A.

BARRETT A. BURNS. C.P.A.     JAMES F. RANDOLPH, C.P.A.
TIMOTHY D. CROWE, C.P.A.     R. DANIEL SUTTER. C.P.A.
JOHN REESE PUGH. C.P.A.
Members of American Institute of Certified Public Accountants
Aicpa Division for CPA Firms  Private Companies Practice Session
Alabama Society of Certified Public Accountants

INDEPENDENT AUDITOR'S REPORT

To The Partners
Mound Plaza, LTD.
Moundville, Alabama

We have audited the accompanying balance sheets of Mound Plaza, LTD. (an Alabama limited partnership), FmHA Project No. 01-33-630973608 as of December 31, 1995 and 1994 and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, the USDA/FmHA Audit Program and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mound Plaza, LTD. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 16 through 20 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplementary information presented in the Year End Report/Analysis (Form FmHA 1930-8) Parts I through III for the years ended December 31, 1995 and 1994 is presented for purposes of complying with the requirements of the Farmers Home Administration and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


MORRISON AND SMITH
Certified Public Accountants

Tuscaloosa, Alabama
February 16, 1996
Charles Bailly & Company P.L.L.P.
Certified Public Accountants - Consultants

INDEPENDENT AUDITOR S REPORT

The Partners
Oak Crest Manor II, A Limited Partnership
Fargo, North Dakota

We have audited the accompanying balance sheets of Oak Crest Manor II, A Limited Partnership FmHA Project Number: 27-018-450407999, as of December 31, 1995 and 1994, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oak Crest Manor II:, A Limited Partnership as of December 31, 1995 and 1994 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 19, 1996 an our consideration of Oak Crest Manor II, A Limited Partnership s internal control structure and a report dated January 19, 1996 on its compliance with laws and regulations.



Fargo, North Dakota
January 19, 1996
Michael Sczekan & Co., P.C.
Certified Public Accountants
7936 East Arapahoe Court, Suite 2800
Englewood, Colorado 80112
Telephone (303) 770-3356    Fax (303) 770-3357

INDEPENDENT AUDITOR'S REPORT

To the Partners of            Government National Mortgage Association
Rainbow Housing Associates, Ltd.   Care of: Boatmen s National Mortgage Inc.
Yuma, Arizona                 Memphis, TN

We have audited the accompanying Balance Sheet of Rainbow Housing Associates, Ltd., FHA Project Number 123-94008 REF, as of December 31, 1996, and the related statements of profit and loss, changes in project equity and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rainbow Housing Associates, Ltd., as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government, Auditing Standards, we have also issued a report dated January 25,1997, on our consideration of Rainbow Housing Associates, Ltd.'s internal control structure and a report dated January 25, 1997, on its compliance with laws and regulations.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in the report on pages 15 through 24 is presented for the purposes of additional analysis and are not a required part of the financial statements of Rainbow Housing Associates, Ltd. Such information has been subjected to the same auditing procedures applied in the examination of the basic financial statements and, in our opinion, are presented fairly in all material respects in relation to the financial statements taken as a whole.

Respectfully submitted,

Michael Sczekan & Co., P.C.        Englewood, Colorado
Certified Public Accountants       January 25, 1997
John G. Burk and Company
Certified Public Accountants   A Professional Corporation
56 Court Street
P.O. Box 705
Keene, New Hampshire 03431
(603) 357-4882

To the Partners of
Fylex Housing Associates
(a Limited Partnership)

INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheets of Fylex Housing Associates (a Limited Partnership) (Case No. 34-003-0020417485) as of December 31, 1996 and 1995 and the related statements of Income and expense, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fylex Housing Associates at December 31, 1996 and 1995 and the results of its operations, partners' equity (deficit) and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing standards, we have also issued our reports dated January 22, 1997 on our consideration of Fylex Housing Associates' internal control structure and on its compliance with laws and regulations.



January 22, 1997
Andrews & Miller, P.A.
Certified Public Accountants
8525 South Highway 441 - P.O. Box 491271
Leesburg, Florida 34749-1271
Telephone 904/326-8001 Fax 904/326-8011

Daniel M., Andrews, CPA
E.F. (Rick) Miller, Jr., CPA

INDEPENDENT AUDITORS' REPORT

To the Partners
Lake North Apartments II, Ltd.

We have audited the accompanying balance sheets of Lake North Apartments II, Ltd. (a Florida limited partnership), FmHA Project No. 09-035-0592821600, as of December 31, 1996 and 1995, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lake North Apartments II, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


Leesburg, Florida
January 30, 1997
Members of American Institute of Certified Public Accountants
Florida institute of Certified Public Accountants
Charles Bailly & Company P.L.L.P.
Certified Public Accountants - Consultants

INDEPENDENT AUDITOR S REPORT

The Partners
Maplewood Apartments, A Limited Partnership
Fargo, North Dakota

We have audited the accompanying balance sheets of Maplewood Apartments, A Limited Partnership, FmHA Project Number: 27-009-450408000, as of December 31, 1996 and 1995, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maplewood Apartments, A Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



Fargo, North Dakota
February 3, 1997
Morrison and Smith
Certified Public Accountants
1809 University Boulevard
P.O. Box 20647
Tuscaloosa, Alabama 35402-0647
349-2424    Fax(205) 758-1710

Claud A. Morrison, CPA   William D. Smith, II, CPA
G. Alan Hartley, CPA     Barrett A. Burns, CPA
Timothy D. Crowe, CPA    R. Daniel Sutter, CPA
Members American Institute of CPAs - AICPA Division for CPA Firms - SEC Practice Section Private Companies Practice Section - Alabama Society of CPAs

INDEPENDENT AUDITOR'S REPORT

To The Partners
Mound Plaza, LTD.
Moundville, Alabama

We have audited the accompanying balance sheets of Mound Plaza, LTD. (an Alabama limited partnership), FmHA Project No. 01-33-630973608 as of December 31, 1996 and 1995 and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits In accordance with generally accepted auditing standards, the USDA/FmHA Audit Program and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mound Plaza, LTD. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 16 through 20 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplementary information presented in the Year End Report/Analysis (Form FmHA 1930-8) Parts I through III for the years ended December 31, 1996 and 1995 is presented for purposes of complying with the requirements of the Farmers Home Administration and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


MORRISON AND SMITH
Certified Public Accountants

Tuscaloosa, Alabama
February 12, 1997
Charles Bailly & Company P.L.L.P.
Certified Public Accountants - Consultants


INDEPENDENT AUDITOR S REPORT

The Partners
Oak Crest Manor II, A Limited Partnership
Fargo, North Dakota

We have audited the accompanying balance sheets of Oak Crest Manor II, A Limited Partnership FmHA Project Number: 27-018-450407999, as of December 31, 1996 and 1995, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oak Crest Manor II, A Limited Partnership as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 3, 1997 on our consideration of Oak Crest Manor II, A Limited Partnership's internal control structure and a report dated February 3, 1997 on its compliance with laws and regulations.


Fargo, North Dakota
February 3, 1997
Damratoski & Company
Certified Public Accountants
Corporate One West
Suite 350
1195 Washington Pike
Bridgeville, PA 15017

(412) 257.2882
(412) 257.2888 Fax

INDEPENDENT AUDITOR'S REPORT

To The Partners
Queens Court Limited Partnership
Philadelphia, Pennsylvania

We have audited the accompanying balance sheets of Queens Court Limited Partnership as of December 31, 1996 and 1995 and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Queens Court Limited Partnership, as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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


Damratoski & Company
Certified Public Accountants


January 24, 1997
Andrews & Miller, P.A.
Certified Public Accountants
8525 South Highway 441 - P.O. Box 491271
Leesburg, Florida 34749-1271
Telephone 904/326-8001 Fax 904/326-8011

Daniel M., Andrews, CPA
E.F. (Rick) Miller, Jr., CPA

INDEPENDENT AUDITORS' REPORT

To the Partners
Sun Village Apartments, Ltd.

We have audited the accompanying balance sheets of Sun Village Apartments, Ltd. (a Florida limited partnership, FmHA Project No. 09035592798320, as of December 31, 1996 and 1995, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sun Village Apartments, Ltd. as of December 31, 1996 and 1995, and the results of its operations, the changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.



Leesburg, Florida
January 30, 1997



Members of American Institute of Certified Public Accountants
Florida Institute of Certified Public Accountants
John G. Burk and Company
Certified Public Accountants   A Professional Corporation
56 Court Street
P.O. Box 705
Keene, New Hampshire 03431
(603) 357-4882

To the Partners of
Willow Street Associates
  (a Limited Partnership)

INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheets of Willow Street Associates (Case No. 34-012-0020413965) as of December 31, 1996 and 1995 and the related statements of income and expense, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Willow Street Associates at December 31, 1996 and 1995 and the results of its operations, partners, equity (deficit) and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated January 9, 1997 on our consideration of Willow Street Associates, internal control structure and on its compliance with laws and regulations.





January 9, 1997
John G. Burk and Company
Certified Public Accountants   A Professional Corporation
56 Court Street
P.O. Box 705
Keene, New Hampshire 03431
(603) 357-4882

To the Partners of
Fylex Housing Associates
(a Limited Partnership)

INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheets of Fylex Housing Associates (a Limited Partnership) (Case No. 34-003-0020417485) as of December 31, 1996 and 1995 and the related statements of income and expense, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fylex Housing Associates at December 31, 1996 and 1995 and the results of its operations, partners, equity (deficit) and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated January 22, 1997 on our consideration of Fylex Housing Associates' internal control structure and on its compliance with laws and regulations.






January 22, 1997
Andrews & Miller, P.A.
Certified Public Accountants
8525 South Highway 441 - P.O. Box 491271
Leesburg, Florida 34749-1271
Telephone (904)326-8001 Fax (904)326-8011

Daniel M., Andrews, CPA
E.F. (Rick) Miller, Jr., CPA

INDEPENDENT AUDITORS' REPORT

To the Partners
Lake North Apartments II, Ltd.

We have audited the accompanying balance sheets of Lake North Apartments II, Ltd. (a Florida limited partnership), FmHA Project No. 09-035-0592821600, as of December 31, 1996 and 1995, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lake North Apartments II, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



Leesburg, Florida
January 30, 1997





Members of American Institute of Certified Public Accountants
Florida Institute of Certified Public Accountants
Charles Bailly & Company P.L.L.P.
Certified Public Accountants - Consultants

INDEPENDENT AUDITOR S REPORT

The Partners
Maplewood Apartments, A Limited Partnership
Fargo, North Dakota

We have audited the accompanying balance sheets of Maplewood Apartment, A Limited Partnership, FmHA Project Number: 27-009-450408000, as of December 31, 1996 and 1995, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maplewood Apartments, A Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




Fargo, North Dakota
February 3, 1997
MORRISON AND SMITH
1809 UNIVERSITY BOULEVARD
P.0. BOX 020647
TUSCALOOSA, ALABAMA 35402-0647
205/349-2424
FAX 205/758-1740


CLAUD A. MORRISON  C.P.A.    WILLIAM D. SMITH, C.P.A.
G. LEVERT LAWRENCE, C.P.A.   G. ALAN HARTLEY, C.P.A.
MACK HITT, C.P.A.

BARRETT A. BURNS. C.P.A.     JAMES F. RANDOLPH, C.P.A.
TIMOTHY D. CROWE, C.P.A.     R. DANIEL SUTTER. C.P.A.
JOHN REESE PUGH. C.P.A.
Members of American Institute of Certified Public Accountants
Aicpa Division for CPA Firms  Private Companies Practice Session
Alabama Society of Certified Public Accountants

INDEPENDENT AUDITOR'S REPORT

To The Partners
Mound Plaza, LTD.
Moundville, Alabama

We have audited the accompanying balance sheets of Mound Plaza, LTD. (an Alabama limited partnership), FmHA Project No. 01-33-630973608 as of December 31, 1996 and 1995 and the related statements of income partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, the USDA/FmHA Audit Program and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mound Plaza, LTD. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 16 through 20 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplementary information presented in the Year End Report/Analysis (Form FmHA 1930-8) Parts I through III for the years ended December 31, 1996 and 1995 is presented for purposes of complying with the requirements of the Farmers Home Administration and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.




MORRISON AND SMITH
Certified Public Accountants

Tuscaloosa, Alabama
February 12, 1997
Charles Bailly & Company P.L.L.P.
Certified Public Accountants - Consultants


INDEPENDENT AUDITOR' S REPORT

The Partners
Oak crest Manor II, A Limited Partnership
Fargo, North Dakota

We have audited the accompanying balance sheets of Oak Crest Manor II, A Limited Partnership FmHA Project Number: 27-018-450407999, as of December 31, 1996 and 1995, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oak Crest Manor II, A Limited Partnership as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 3, 1997 on our consideration of Oak Crest Manor II, A Limited Partnership's internal control structure and a report dated February 3, 1997 on its compliance with laws and regulations.




Fargo, North Dakota
February 3, 1997
Damratoski & Company
Certified Public Accountants
Corporate One West
Suite 350
1195 Washington Pike
Bridgeville, PA 15017

(412) 257.2882
(412) 257.2888 Fax


INDEPENDENT AUDITOR'S REPORT

To The Partners
Queens Court Limited Partnership
Philadelphia, Pennsylvania

We have audited the accompanying balance sheets of Queens Court Limited Partnership as of December 31, 1996 and 1995 and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Queens Court Limited Partnership, as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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


Damratoski & Company
Certified Public Accountants

January 24, 1997
Michael Sczekan & Co., P.C.
Certified Public Accountants
7936 East Arapahoe Court, Suite 2800
Englewood, Colorado 80112
Telephone (303) 770-3356    Fax (303) 770-3357

INDEPENDENT AUDITOR'S REPORT

To the Partners of            Government National Mortgage Association
Rainbow Housing Associates, Ltd.   Care of: Boatmen s National Mortgage Inc.
Yuma, Arizona                 Memphis, TN

We have audited the accompanying Balance Sheet of Rainbow Housing Associates, Ltd., FHA Project Number 123-94008 REF, as of December 31, 1996, and the related statements of profit and loss, changes in project equity and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rainbow Housing Associates, Ltd., as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 25, 1997, on our consideration of Rainbow Housing Associates, Ltd.'s internal control structure and a report dated January 25, 1997, on its compliance with laws and regulations.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in the report on pages 15 through 24 is presented for the purposes of additional analysis and are not a required part of the financial statements of Rainbow Housing Associates, Ltd. Such information has been subjected to the same auditing procedures applied in the examination of the basic financial statements and, in our opinion, are presented fairly in all material respects in relation to the financial statements taken as a whole.

Respectfully submitted,

Michael Sczekan & Co., P.C.        Englewood, Colorado
Certified Public Accountants       January 25, 1997
Dauby O'Connor & Zaleski
A Limited Liability Company
Certified Public Accountants

INDEPENDENT AUDITORS' REPORT

To the Partners
Pedcor Investments 1988-IV, L.P.

We have audited the accompanying balance sheets of Pedcor Investments 1988-IV, L.P. as of December 31, 1996 and 1995, and the related statements of loss, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pedcor Investments 1988-IV, L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying information is presented for additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the same auditing procedures applied in the audits of the basic financial statements and, in our opinion, is presented fairly in all material respects in relation to the basic financial statements taken as a whole.




Indianapolis, Indiana                   Dauby  O'Connor & Zaleski, LLC
January 14, 1997                        Certified Public Accountants




8395 Keystone Crossing, Suite 203   Indianapolis, Indiana 46240
317-259-6857 Fax: 317-259-6861
Certified Public Accountants
Mahoney, Ulbrich, Christiansen, Russ P.A.
Suite 800 Capital Centre
386 North Wabasha
Saint Paul, Minnesota 55102
Telephone  612-227-6695   Fax 612-227-9796

Members: American Institute of CPAs - Minnesota Society of CPAs

The Partners
Paige Hall Limited Partnership
Minneapolis, Minnesota

INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheets of Paige Hall Limited Partnership as of December 31, 1996 and 1995, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paige Hall Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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



Saint Paul, Minnesota
January 18, 1997
GRAHAM & JENNINGS,PLC
CERTIFIED PUBLIC ACCOUNTANTS
Harold D. Carter (1931-1993)
Jack G. Jennings
Walter H. Graham
Michael J. Carter


Independent Auditor's Report

To the Partners
Landmark Limited Partnership

We have audited the accompanying balance sheet of Landmark Limited Partnership (a Virginia limited partnership), VHDA Project No.: 88-01447-HF, as of December 31, 1996, and the related statements of profit and loss (on HUD Form
No.: 92410), partners' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

The Partnership is required to file annually with the Virginia Housing Development Authority (VHDA). The accompanying financial statements are presented in accordance with the financial presentation recommended by VHDA. The elements of the presentation do not conflict with generally accepted accounting principles.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Landmark Limited Partnership, VHDA Project No.: 88-01447-HF, as of December 31, 1996, and the results of its operations, the changes in partners' deficit and cash flows for the year then ended in conformity with generally accepted accounting principles.







601 Thimble Shoals Boulevard Suite 201 Newport News, Virginia 23606 (757) 873-0767 Fax (757) 873-6938



Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information on pages 14 through 17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

February 18, 1997

Malvin, Riggins & Company, P.C..

CERTIFIED PUBLIC ACCOUNTANTS
MEMBERS AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS & VIRGINIA SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS


                                        Page 4
Independent Auditor's Report
To the Partners
Landmark Limited Partnership

We have audited the accompanying balance sheets of Landmark Limited Partnership (a limited partnership), VHDA Project No.: 88-01447-HF, as of December 31, 1995 and 1994, and the related statements of loss, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

FREDERICK B. MALVIN, CPA - JOYCE RIGGINS SCHAFFER, CPA - CAROLYN J. LUCKADOO,
CPA
12350 Jefferson Ave. - Suite 160 - Patrick Henry Corporate Center - Newport News, VA 23602
Telephone (804) 881-9600 - Facsimile (804) 881-9617

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

Larson, Allen, Weishair & Co., LLP
Certified Public Accountants

INDEPENDENT AUDITOR S REPORT

Partners
Fuller Homes Limited Partnership
(a Minnesota Limited Partnership)
St Paul, Minnesota

We have audited the accompanying balance sheets of Fuller Homes Limited Partnership (a Minnesota Limited Partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fuller Homes Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental financial data included on pages 14 through 19 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements as a whole.


Larson, Allen, Weishair & Co., LLP
Saint Paul, Minnesota
January 17, 1997
LARSON, ALLEN, WEISHAIR & CO., LLP
Certified Public Accountants

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


LARSON, ALLEN, WEISHAIR & CO., LLP
Saint Paul, Minnesota
January 23, 1996
Larson, Allen, Weishair & Co., LLP
Certified Public Accountants

INDEPENDENT AUDITOR S REPORT

To The Partners
Montana Avenue Townhomes Limited Partnership
 (a Minnesota Limited Partnership)
St. Paul, Minnesota

We have audited the accompanying balance sheets of Montana Avenue Townhomes Limited Partnership (a Minnesota Limited Partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Montana Avenue Townhomes Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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



LARSON, ALLEN, WEISHAIR & CO., LLP
Saint Paul, Minnesota
January 23, 1997
Curtis W. Christensen & Co.
Certified Public Accountants
109 South Main Street
Sheridan, Wyoming 82801
Telephone (307) 674-6609    Fax  (307) 674-7017

John P. Croff, C.P.A. 1922-1974
J. Gordon Macalister, C.P.A. 1916-1978
Curtis W. Christensen, C.P.A.
Steven W. Rucki, C.P.A.

INDEPENDENT AUDITORS' REPORT

To the Partners
Ault Apartments, A Limited Partnership
Sheridan, Wyoming 82801

We have audited the accompanying balance sheets of Ault Apartments, A Limited Partnership, as of December 31, 1994 and 1993, and the related statements of operations and changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are fee of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ault Apartments, A Limited Partnership as of December 31, 1994 and 1993, and the result of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 15 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


Curtis W. Christensen & Co.
Certified Public Accountants
Sheridan, Wyoming
January 31, 1995
Curtis W. Christensen & Co.
Certified Public Accountants
109 South Main Street
Sheridan, Wyoming 82801
Telephone (307) 674-6609    Fax  (307) 674-7017

John P. Croff, C.P.A. 1922-1974
Gordon Macalister, C.P.A. 1916-1978
Curtis W. Christensen, C.P.A.
Steven W. Rucki, C.P.A.

INDEPENDENT AUDITORS' REPORT

To the Partners
Burlwood Apartments, A Limited Partnership
Sheridan, Wyoming 82801

We have audited the accompanying balance sheets of Burlwood Apartments, A Limited Partnership, as of December 31, 1994 and 1993, and the related statements of operations and changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are fee of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Burlwood Apartments, A Limited Partnership as of December 31, 1994 and 1993, and the result of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 15 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


Curtis W. Christensen & Co.
Certified Public Accountants
Sheridan, Wyoming
January 31, 1995
Freed Maxick
Sachs & Murphy, PC
Certified Public Accountant
800 Liberty Building
Buffalo, New York 14202-3508
(716) 847-2651   Fax (716) 847-0069

INDEPENDENT AUDITOR'S REPORT

To Partners of
Cambria Commons Limited Partnership

We have audited the accompanying balance sheets of Cambria Commons Limited Partnership as of December 31, 1994 and 1993, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cambria Commons Limited Partnership at December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

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





February 1, 1995

Member American Institute of Certified Public Accountants (AICPA), Division
for CPA Firms SEC Practice Session  -  Member CPA Associates International,
Inc. which provides representation in cities in the US and foreign countries Curtis W. Christensen & Co.
Certified Public Accountants
109 South Main Street
Sheridan, Wyoming 82801
Telephone (307) 674-6609    Fax  (307) 674-7017

John P. Croff, C.P.A. 1922-1974
J. Gordon Macalister, C.P.A. 1916-1978
Curtis W. Christensen, C.P.A.
Steven W. Rucki, C.P.A.

INDEPENDENT AUDITORS' REPORT

To the Partners
Clearview Apartments, A Limited Partnership
Sheridan, Wyoming 82801

We have audited the accompanying balance sheets of Clearview Apartments, A Limited Partnership, as of December 31, 1994 and 1993, and the related statements of operations and changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are fee of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clearview Apartments, A Limited Partnership as of December 31, 1994 and 1993, and the result of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 15 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


Curtis W. Christensen & Co.
Certified Public Accountants
Sheridan, Wyoming
January 31, 1995
Curtis W. Christensen & Co.
Certified Public Accountants
109 South Main Street
Sheridan, Wyoming 82801
Telephone (307) 674-6609    Fax  (307) 674-7017

John P. Croff, C.P.A. 1922-1974
J. Gordon Macalister, C.P.A. 1916-1978
Curtis W. Christensen, C.P.A.
Steven W. Rucki, C.P.A.

INDEPENDENT AUDITORS' REPORT

To the Partners
Milliken Apartments, A Limited Partnership
Sheridan, Wyoming 82801

We have audited the accompanying balance sheets of Milliken Apartments, A Limited Partnership, as of December 31, 1994 and 1993, and the related statements of operations and changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are fee of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Milliken Apartments, A Limited Partnership as of December 31, 1994 and 1993, and the result of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 15 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


Curtis W. Christensen & Co.
Certified Public Accountants
Sheridan, Wyoming
January 31, 1995
Larson, Allen, Weishair & Co., LLP
Certified Public Accountants

INDEPENDENT AUDITOR'S REPORT

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


LARSON, ALLEN, WEISHAIR & CO., LLP

Saint Paul, Minnesota
January 11, 1996
DOUGLAS A. HOLLOWELL, P.C.
Certified Public Accountant  -  A Professional Corporation
309 County Street - Suite 100
P.0. Box 636
Portsmouth, Virginia 23705
1-800-858-8425   Fax 393-1451

1500 W. Ehringhaus Street
P. 0. Box 1387
Elizabeth City, North Carolina 27909
(919) 338-8021   Fax 338-4148

Douglas A. Hollowell, C.P.A.

INDEPENDENT AUDITOR S REPORT

To the Partners
Shockoe Hill Associates II, L.P.
A Virginia Limited Partnership
Richmond, Virginia


I have audited the accompanying balance sheet of Shockoe Hill Associates II,
L. P., HUD Project No. 051-35393 (A Virginia Limited Partnership), as of December 31, 1994 and the related statements of income, expenses and changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of Shockoe Hill Associates II, L.P. s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shockoe Hill Associates II,
L. P., as of December 31, 1994, and the results of its operations, changes in partners' capital, and cash flows for the year then ended in conformity with generally accepted accounting principles.

My audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting data included in the report (shown on pages 15 to 20) are presented for the purposes of additional analysis and are not a required part of the financial statements of Shockoe Hill Associates II, L. P. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in my opinion, is fairly presented in all material respects in relation to the financial statements taken as a whole.

Douglas A. Hollowell, P.C.
Certified Public Accountant

January 30, 1995

Member of: The American Institute of CPAs - The Society of CPAs - The North Carolina Association of CPAs
ALLARD, ALLARD, TRIGGS & COMPANY, P.C.
Certified Public Accountants
259 Page Boulevard
Springfield, Massachusetts 01104
Telephone:(413) 785-1414   Fax: (413) 739-9618

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



January 31, 1996
Freed Maxick
Sachs & Murphy, PC
Certified Public Accountant
800 Liberty Building
Buffalo, New York 14202-3508
(716) 847-2651   Fax (716) 847-0069

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


February 1, 1996

Member American Institute of Certified Public Accountants (AICPA), Division
for CPA Firms SEC Practice Session  -  Member CPA Associates International,
Inc. which provides representation in cities in the US and foreign countries DOUGLAS A. HOLLOWELL, P.C.
Certified Public Accountant  -  A Professional Corporation
309 County Street - Suite 100
P.0. Box 636
Portsmouth, Virginia 23705
1-800-858-8425   Fax 393-1451

1500 W. Ehringhaus Street
P. 0. Box 1387
Elizabeth City, North Carolina 27909
(919) 338-8021   Fax 338-4148

Douglas A. Hollowell, C.P.A.

INDEPENDENT AUDITOR S REPORT

To the Partners
Shockoe Hill Associates II, L.P.
Richmond, Virginia

I have audited the accompanying balance sheet of Shockoe Hill Associates II, L.P. as of December 31, 1995, and the related statements of income, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of Shockoe Hill Associates II, L.P. s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In accordance with Government Auditing Standards, I have also issued a report dated January 22, 1996 on my consideration of Shockoe Hill Associates II, L.P. s internal control structure and a report dated January 22, 1996 on its compliance with laws and regulations.

The accompanying supplementary information (shown on pages 13 to 22) is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in to the financial statements taken as a whole.

Douglas A. Hollowell, P.C.
Certified Public Accountant

January 22, 1996

Member of: The American Institute of CPAs - The Society of CPAs - The North Carolina Association of CPAs
ALLARD, ALLARD, TRIGGS & COMPANY, P.C.
Certified Public Accountants
259 Page Boulevard
Springfield, Massachusetts 01104
Telephone:(413) 785-1414   Fax:(413) 739-9618

COLLEEN E. ALLARD, C.P.A.
ROGER D. ALLARD, C.P.A.
BARRY W. CROWLEY, C.P.A.
MARTIN R. TRIGGS, C.P.A.  1947-1980

INDEPENDENT AUDITOR S REPORT

To the Partners
Armory Square Limited Partnership

We have audited the accompanying balance sheets of Armory Square Limited Partnership as of December 31, 1996 and 1995 and the related statements of operations, partners' equity, and cash flows for the years then ended. The financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Armory Square Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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


January 31, 1997
Freed Maxick
Sachs & Murphy, PC
Certified Public Accountant
800 Liberty Building
Buffalo, New York 14202-3508
(716) 847-2651   Fax (716) 847-0069

INDEPENDENT AUDITOR'S REPORT

To Partners of
Cambria Commons Limited Partnership

We have audited the accompanying balance sheets of Cambria Commons Limited Partnership as of December 31, 1996 and 1995, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cambria Commons Limited Partnership at December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

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

In accordance with the Audit Guide for Recipients NYS Housing Trust Fund Corporation Funds, we have also issued a report dated January 22, 1997 on our consideration of Cambria Commons Limited Partnerships internal control structure and a report dated January 22, 1997 on its compliance with laws and regulations.


January 22, 1997
Member American Institute of Certified Public Accountants (AICPA), Division for CPA Firms SEC Practice Session - Member CPA Associates International,
Inc. which provides representation in cities in the US and foreign countries Graham Carter & Jennings, PLC
Certified Public Accountants
Harold D. Carter (1931-1993)

Jack G. Jennings
Walter H. Graham
Michael J. Carter

INDEPENDENT AUDITOR'S REPORT

To the Partners
Landmark Limited Partnership

We have audited the accompanying balance sheet of Landmark Limited Partnership (a Virginia limited partnership), VHDA Project No.: 88-01447-HF, as of December 31, 1996, and the related statements of profit and loss (on HUD Form
No.: 92410), partners' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

The Partnership is required to file annually with the Virginia Housing Development Authority (VHDA). The accompanying financial statements are presented in accordance with the financial presentation recommended by VHDA. The elements of the presentation do not conflict with generally accepted accounting principles.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Landmark Limited Partnership, VHDA Project No.: 88-01447-HF, as of December 31, 1996, and the results of its operations, the changes in partners' deficit and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information on pages 14 through 17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

February 18, 1997


601 Thimble Shoals Boulevard Suite 201  Newport News, Virginia 23606
(757) 873-0767 Fax (757) 873-6938
DOUGLAS A. HOLLOWELL, P.C.
Certified Public Accountant  -  A Professional Corporation
309 County Street - Suite 100
P.0. Box 636
Portsmouth, Virginia 23705
1-800-858-8425   Fax 393-1451

1500 W. Ehringhaus Street
P. 0. Box 1387
Elizabeth City, North Carolina 27909
(919) 338-8021   Fax 338-4148

Douglas A. Hollowell, C.P.A.

INDEPENDENT AUDITOR S REPORT

To the partners
Shockoe Hill Associates II, L.P.

I have audited the accompanying balance sheet of Shockoe Hill Associates II, L.P. as of December 31, 1996, and the related statements of income, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of Shockoe Hill Associates II, L.P. s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shockoe Hill Associates II, L.P. as of December 31, 1996, and the results of its operations, changes in partners' capital, and cash flows for the year then ended in conformity with generally accepted accounting principles..

In accordance with Government Auditing Standards and the consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, I have also issued a report dated January 28, 1997, on my consideration of Shockoe Hill Associates II, L.P. is internal control structure and reports dated January 28, 1997, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to Affirmative Fair Housing, and specific requirements applicable to non-major HUD program transactions.

My audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 13 to 23 is presented for purposes of additional analysis and is not a required part of the basic financial statements of Shockoe Hill Associates II, L.P.. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material relation to the financial statements taken as a whole.

Portsmouth, Virginia
January 28, 1997

Member of: The American Institute of CPAs - The Society of CPAs - The North Carolina Association of CPAs
Dauby O'Connor & Zaleski
A Limited Liability Company
Certified Public Accountants

Independent Auditors' Report

To the Partners of
Pedcor Investments 1988-VI, L.P.

We have audited the accompanying balance sheets of Pedcor Investments 1988-VI, L.P. as of December 31, 1996 and 1995, and the related statements of loss, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pedcor Investments 1988-VI, L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying information is presented for additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the same auditing procedures applied in the audits of the basic financial statements and, in our opinion, is presented fairly in all material respects in relation to the basic financial statements taken as a whole.


Indianapolis, Indiana         Dauby O Connor & Zaleski, LLC
January 15, 1997              Certified Public Accountants





8395 Keystone Crossing, Suite 203    Indianapolis, Indiana 46240
317-259-6857 Fax: 317-259-6861
NOVOGRADAC & COMPANY LLP
Certified Public Accountants

San Francisco     Portland    Los Angeles     Atlanta

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

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and performance the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Glenhaven Park Partners, A California Limited Partnership as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



February 16, 1996



425 Market Street 7th Floor   San Francisco California 94105
Telephone(415)356-8000   Facsimile(415)356-8001   http://www.novoco.com
HOWE AND ASSOCIATES
Certified Public Accountants
104 East Broadway
Columbia, MO 65203

February 18, 1995

INDEPENDENT AUDITOR'S REPORT

Partners
BRIARWOOD ESTATES, L.P.
Re:  For the Years Ended December 31, 1993 and December 31, 1994

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position and results of operations and cash flows for the year then ended in conformity with generally accepted accounting principles.






Howe and Associates
KAY L. BOWEN & ASSOCIATES
Certified Public Accountant, P.C.
Phone (801) 627-0825  FAX (801) 627-0829
3710 Quincy Avenue
Ogden, Utah 84403

Kay L. Bowen, President    Shari B. Johnson, CPA

To the Partners
Columbia Park Apartments
Ogden, Utah

We have audited the accompanying balance sheet of HUD Project No. WA-19KO65001, of Columbia Park Apartments, as of December 31, 1995 and 1996, and the related statements of income, cash flows, and change in partners' equity for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HUD Project No. WA-19KO65001 as of December 31, 1995 and 1996, and the results of its operations, change in partners, equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 1, 1997, on our consideration of Columbia Park Apartment s internal control structure, and reports dated February 1, 1997, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Affirmative Fair Housing.



Ogden, Utah
February 1, 1997

Kay L. Bowen, CPA, President
Kay L. Bowen & Associates, P.C.
Federal I.D. #87-0448933
KAY L. BOWEN & ASSOCIATES
Certified Public Accountant, P.C.
Phone (801) 627-0825  FAX (801) 627-0829
3710 Quincy Avenue
Ogden, Utah 84403

Kay L. Bowen, President    Shari B. Johnson, CPA

To the Partners
Columbia Park Apartments
Ogden, Utah

We have audited the accompanying balance sheet of HUD Project No. WA-9K065001, of Columbia Park Apartments, as of December 31, 1995, and the related statements of income, cash flows, and change in partners equity for the year then ended. These financial statements are the responsibility of the project s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HUD Project No. WA-19KO65001 as of December 31, 1995, and the results of its operations, change in partners equity, and cash flows for the year then ended in conformity with generally accepted principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information shown on pages 9 through 19 is presented for the of purposes of additional analysis and is not a required part of the basic financial statements of HUD Project No. WA-19KO65001. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the financial statements taken as a whole.

Kay L. Bowen, CPA, President
Kay L. Bowen & Associates, P.C.
Federal I.D. #87-0448933
Ogden, Utah
February 2, 1997
HOWE AND ASSOCIATES
Certified Public Accountants
104 East Broadway
Columbia, MO 65203

February 20, 1995

INDEPENDENT AUDITOR'S REPORT

Partners
ELDON ESTATES, L.P.
Re:  For the Years Ended December 31, 1993 and December 31, 1994

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






Howe and Associates
Bordman & Winnick
Certified Public Accountants
7439 Middlebelt Road, Suite 3
West Bloomfield, Michigan 48322
(810) 851-5350    Fax (810) 851-9148

Myron H. Bordman, C.P.A.
Robert F. Winnick, C.P.A.
Hedda Benenson, C.P.A.

INDEPENDENT AUDITOR S REPORT

To The Partners of
Holland West Limited Partnership

We have audited the accompanying balance sheet of HUD Project No. 047-12001 of Holland West Limited Partnership (a Michigan Partnership) as of December 31, 1994, and the related statements of operations, changes in partner's equity and the statements of cash flows for the years ended December 31, 1994 and December 31, 1993. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HUD Project No. 047-12001 as of December 31, 1994, and the results of its operations and the changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

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


West Bloomfield, MI                       Bordman & Winnick
January 30, 1995                          Certified Public Accountants
Louis Young C.P.A. Inc.
2630 E. Ashlan
Fresno, California 93726
(209) 224-5141

INDEPENDENT AUDITOR S REPORT

The Partners
Hacienda Villa Associates
Firebaugh, California

We have audited the accompanying balance sheet of Hacienda Villa Associates (A Limited Partnership) as of December 31, 1996, and the related statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hacienda Villa Associates (a Limited Partnership) as of December 31, 1996, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

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


Louis Young CPA Inc.

Fresno, California
February 14, 1997
Bordman & Winnick
Certified Public Accountants
7439 Middlebelt Road, Suite 3
West Bloomfield, Michigan 48322
(810) 851-5350    Fax (810) 851-9148

Myron H. Bordman, C.P.A.
Robert F. Winnick, C.P.A.
Hedda Benenson, C.P.A.

INDEPENDENT AUDITOR S REPORT

To The Partners of
Holland West Limited Partnership

We have audited the accompanying balance sheet of HUD Project No. 047-44050/12001 of Holland West Limited Partnership (a Michigan Partnership) as of December 31, 1995, and the related statements of operations, changes in partner's equity and the statements of cash flows for the years ended December 31, 1995 and December 31, 1994. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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



West Bloomfield, MI              BORDMAN & WINNICK
January 29, 1996                 Certified Public Accountants 38-2900295
Louis Young C.P.A. Inc.
2630 E. Ashlan
Fresno, California 93726
(209) 224-5141

INDEPENDENT AUDITOR S REPORT

The Partners
Hacienda Villa Associates
Firebaugh, California

We have audited the accompanying balance sheet of Hacienda Villa Associates (A Limited Partnership) as of December 31, 1995, and the related statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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



Louis Young CPA Inc.

Fresno, California
February 15, 1996
Bordman & Winnick
Certified Public Accountants
7439 Middlebelt Road, Suite 3
West Bloomfield, Michigan 48322
(810) 851-5350    Fax (810) 851-9148

Myron H. Bordman, C.P.A.
Robert F. Winnick, C.P.A.
Hedda Benenson, C.P.A.

INDEPENDENT AUDITOR S REPORT

To The Partners of
Holland West Limited Partnership

We have audited the accompanying balance sheet of HUD Project No. 047-44050/12001 of Holland West Limited Partnership (a Michigan Partnership) as of December 31, 1996, and the related statements of operations, changes in partner's equity and the statements of cash flows for the years ended December 31, 1996 and December 31, 1995. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HUD Project No. 047-12001 as of December 31, 1996, and the results of its operations and the changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

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



West Bloomfield, MI           BORDMAN & WINNICK
January 30, 1997              Certified Public Accountants 38-2900295
HOWE AND ASSOCIATES
Certified Public Accountants
104 East Broadway
Columbia, MO 65203

February 15, 1995

INDEPENDENT AUDTIOR'S REPORT

Partners
KEARNEY PROPERTIES II, LP.
Re: For the Years Ended December 31, 1993 and December 31, 1994

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




Howe and Associates
HOWE AND ASSOCIATES
Certified Public Accountants
104 East Broadway
Columbia, MO 65203

February 15, 1995

INDEPENDENT AUDITOR'S REPORT

Partners
PLEASANT HILL PROPERTIES, L.P.
Re:  For the Years Ended December 31, 1993 and December 31, 1994

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






Howe and Associates
FECTEAU & COMPANY, P.C.
Certified Public Accountants
Advisors of Taxation


INDEPENDENT AUDITORS' REPORT



To the Partners
Sherburne Housing Redevelopment Company Rochester, New York

We have audited the accompanying balance sheets of Sherburne Housing Redevelopment Company (a New York Limited Partnership) as of December 31, 1994 and 1993, and the related statements of operations, partners' equity, and cash flows for the years then ended. The financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by Management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sherburne Housing Redevelopment Company as of December 31, 1994 and 1993 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



FECTEAU & COMPANY,

January 20, 1995
Albany, New York






Executive Woods, 4 Atrium Drive, Albany, NY 12205 (518) 438-7400 FAX (518) 438-7444
Member American Institute of Certified Public Accountants
(Private Companies Practice Section & Tax Division)
New York State society of CPA's

Coopers & Lybrand
Report of Independent Accountants Coopers & Lybrand L.L.P a professional services firm

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

In accordance with Government Auditing Standards, we have also issued a report dated January 22, 1996 on our consideration of Sherburne Housing Redevelopment Company's internal control structure and a report dated January 22, 1996 on its compliance with laws and regulations.





Rochester, New York
January 22, 1996

Coopers & Lybrand L.L.P. is a member of Coopers & Lybrand International, a limited liability association incorporated in Switzerland.




HOWE AND ASSOCIATES
Certified Public Accountants
104 East Broadway
Columbia, MO 65203

February 21, 1995

INDEPENDENT AUDITOR'S REPORT

Partners
SOCORRO PROPERTIES, LP.
Re:  For the Years Ended December 31, 1993 and December 31, 1994

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






Howe and Associates
HOWE AND ASSOCIATES, PC
Certified Public Accountants
104 East Broadway
Columbia, MO 65203

February 22, 1995

INDEPENDENT AUDITOR'S REPORT

Partners
WARRENSBURG PROPERTIES, LP.
Re:  For the Years Ended December 31, 1993 and December 31, 1994

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






Howe and Associates, PC

    Boston Capital Tax Credit Fund Limited Partnership
               Series 1 through Series 6

                    BALANCE SHEETS

                March 31, 1997 and 1996

                                                       Total
                                        -----------------------------------
                                               1997               1996
                                        ----------------   ----------------

                                   ASSETS

INVESTMENTS IN OPERATING LIMITED
   PARTNERSHIPS (note C)                $     25,927,506   $     27,395,600

OTHER ASSETS
   Cash and cash equivalents (notes A
     and E)                                      224,629            280,931
   Other                                         558,728            518,065
                                        ----------------   ----------------
                                        $     26,710,863   $     28,194,596
                                        ================   ================

                      LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
   Accounts payable - affiliates
     (note B)                           $      4,737,505   $      3,696,067
                                        ----------------   ----------------

PARTNERS' CAPITAL (note A)
  Assignor Limited Partner
   Units   of   limited   partnership
   interest  consisting of 10,000,000
   authorized   beneficial   assignee
   certificates   (BAC),  $10  stated
   value,  9,800,600  issued  to  the
   assignees  at  March  31, 1997 and
   1996                                                -                  -
  Assignees
   Units of beneficial interest of
   the limited partnership interest
   of the assignor limited partner,
   9,800,600 issued and outstanding
   at March 31, 1997 and 1996                 22,603,537         25,103,457
  General Partners                              (630,179)          (604,928)
                                        ----------------   ----------------
                                              21,973,358         24,498,529
                                        ----------------   ----------------
                                        $     26,710,863   $     28,194,596
                                        ================   ================

                                 (continued)

    Boston Capital Tax Credit Fund Limited Partnership
               Series 1 through Series 6

              BALANCE SHEETS - CONTINUED

                March 31, 1997 and 1996

                                                       Series 1
                                        -----------------------------------
                                               1997               1996
                                        ----------------   ----------------

                                   ASSETS

INVESTMENTS IN OPERATING LIMITED
   PARTNERSHIPS (note C)                $        117,749   $        378,057

OTHER ASSETS
   Cash and cash equivalents (notes A
     and E)                                       33,374             52,334
   Other                                          54,303             54,303
                                        ----------------   ----------------
                                        $        205,426   $        484,694
                                        ================   ================

                      LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES
   Accounts payable - affiliates
     (note B)                           $      1,110,078   $        929,214
                                        ----------------   ----------------

PARTNERS' DEFICIT (note A)
  Assignor Limited Partner
   Units   of   limited   partnership
   interest  consisting of 10,000,000
   authorized   beneficial   assignee
   certificates   (BAC),  $10  stated
   value,  1,299,900  issued  to  the
   assignees  at  March  31, 1997 and
   1996                                                -                  -
  Assignees
   Units  of  beneficial  interest of
   the  limited  partnership interest
   of  the  assignor limited partner,
   1,299,900  issued  and outstanding
   at March 31, 1997 and 1996                   (782,382)          (326,851)
  General Partners                              (122,270)          (117,669)
                                        ----------------   ----------------
                                                (904,652)          (444,520)
                                        ----------------   ----------------
                                        $        205,426   $        484,694
                                        ================   ================

                                 (continued)

    Boston Capital Tax Credit Fund Limited Partnership
                Series 1 through Series 6

               BALANCE SHEETS - CONTINUED

                 March 31, 1997 and 1996

                                                       Series 2
                                        -----------------------------------
                                               1997               1996
                                        ----------------   ----------------

                                   ASSETS

INVESTMENTS IN OPERATING LIMITED
   PARTNERSHIPS (note C)                $      2,152,434   $      2,445,164

OTHER ASSETS
   Cash and cash equivalents (notes A
     and E)                                        3,205              1,262
   Other                                         360,285            360,285
                                        ----------------   ----------------
                                        $      2,515,924   $      2,806,711
                                        ================   ================

                     LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
   Accounts payable - affiliates
     (note B)                           $        301,690   $        213,489
                                        ----------------   ----------------

PARTNERS' CAPITAL (note A)
  Assignor Limited Partner
   Units   of   limited   partnership
   interest  consisting of 10,000,000
   authorized   beneficial   assignee
   certificates   (BAC),  $10  stated
   value,   830,300  issued   to  the
   assignees  at  March  31, 1997 and
   1996                                                -                  -
  Assignees
   Units  of  beneficial  interest of
   the  limited  partnership interest
   of  the  assignor limited partner,
   830,300  issued and outstanding at
   March 31, 1997 and 1996                     2,261,435          2,636,633
  General Partners                               (47,201)           (43,411)
                                        ----------------   ----------------
                                               2,214,234          2,593,222
                                        ----------------   ----------------
                                        $      2,515,924   $      2,806,711
                                        ================   ================

                                 (continued)

       Boston Capital Tax Credit Fund Limited Partnership
                 Series 1 through Series 6

                 BALANCE SHEETS - CONTINUED

                   March 31, 1997 and 1996

                                                       Series 3
                                        -----------------------------------
                                               1997               1996
                                        ----------------   ----------------

                                   ASSETS

INVESTMENTS IN OPERATING LIMITED
   PARTNERSHIPS (note C)                $      7,481,197   $      7,500,960

OTHER ASSETS
   Cash and cash equivalents (notes A
   and E)                                          1,832              5,460
   Other                                          41,861             41,861
                                        ----------------   ----------------
                                        $      7,524,890   $      7,548,281
                                        ================   ================

                     LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
   Accounts payable - affiliates
     (note B)                           $      1,319,724   $      1,027,573
                                        ----------------   ----------------

PARTNERS' CAPITAL (note A)
  Assignor Limited Partner
   Units   of   limited   partnership
   interest  consisting of 10,000,000
   authorized   beneficial   assignee
   certificates   (BAC),  $10  stated
   value,  2,882,200  issued  to  the
   assignees  at  March  31, 1997 and
   1996                                                -                  -
  Assignees
   Units  of  beneficial  interest of
   the  limited  partnership interest
   of  the  assignor limited partner,
   2,882,200  issued  and outstanding
   at March 31, 1997 and 1996                  6,395,028          6,707,415
  General Partners                              (189,862)          (186,707)
                                        ----------------   ----------------
                                               6,205,166          6,520,708
                                        ----------------   ----------------
                                        $      7,524,890   $      7,548,281
                                        ================   ================

                                 (continued)

    Boston Capital Tax Credit Fund Limited Partnership
               Series 1 through Series 6

              BALANCE SHEETS - CONTINUED

                March 31, 1997 and 1996

                                                       Series 4
                                        -----------------------------------
                                               1997               1996
                                        ----------------   ----------------

                                   ASSETS

INVESTMENTS IN OPERATING LIMITED
   PARTNERSHIPS (note C)                $      9,801,415   $      9,933,715

OTHER ASSETS
   Cash and cash equivalents (notes A
     and E)                                       12,708             25,928
   Other                                          69,166             28,503
                                        ----------------   ----------------
                                        $      9,883,289   $      9,988,146
                                        ================   ================

                     LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
   Accounts payable - affiliates
     (note B)                           $      1,084,556   $        788,069
                                        ----------------   ----------------

PARTNERS' CAPITAL (note A)
  Assignor Limited Partner
   Units   of   limited   partnership
   interest  consisting of 10,000,000
   authorized   beneficial   assignee
   certificates   (BAC),  $10  stated
   value,  2,995,300  issued  to  the
   assignees  at  March  31, 1997 and
   1996                                                -                  -
  Assignees
   Units  of  beneficial  interest of
   the  limited  partnership interest
   of  the  assignor limited partner,
   2,995,300  issued  and outstanding
   at March 31, 1997 and 1996                  8,970,850          9,368,181
  General Partners                              (172,117)          (168,104)
                                        ----------------   ----------------
                                               8,798,733          9,200,077
                                        ----------------   ----------------
                                        $      9,883,289   $      9,988,146
                                        ================   ================

                                 (continued)

     Boston Capital Tax Credit Fund Limited Partnership
              Series 1 through Series 6

              BALANCE SHEETS - CONTINUED

                March 31, 1997 and 1996

                                                       Series 5
                                        -----------------------------------
                                               1997               1996
                                        ----------------   ----------------

                                   ASSETS

INVESTMENTS IN OPERATING LIMITED
   PARTNERSHIPS (note C)                $      1,308,171   $      1,422,271

OTHER ASSETS
   Cash and cash equivalents (notes A
     and E)                                      146,095            156,816
   Other                                          33,113             33,113
                                        ----------------   ----------------
                                        $      1,487,379   $      1,612,200
                                        ================   ================

                     LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
   Accounts payable - affiliates
     (note B)                           $         67,824   $         28,369
                                        ----------------   ----------------

PARTNERS' CAPITAL (note A)
  Assignor Limited Partner
   Units   of   limited   partnership
   interest  consisting of 10,000,000
   authorized   beneficial   assignee
   certificates   (BAC),  $10  stated
   value,   489,900  issued   to  the
   assignees  at  March  31, 1997 and
   1996                                                -                  -
  Assignees
   Units  of  beneficial  interest of
   the  limited  partnership interest
   of  the  assignor limited partner,
   489,900  issued and outstanding at
   March 31, 1997 and 1996                     1,447,110          1,609,743
  General Partners                               (27,555)           (25,912)
                                        ----------------   ----------------
                                               1,419,555          1,583,831
                                        ----------------   ----------------
                                        $      1,487,379   $      1,612,200
                                        ================   ================

                                 (continued)

    Boston Capital Tax Credit Fund Limited Partnership
              Series 1 through Series 6

              BALANCE SHEETS - CONTINUED

                March 31, 1997 and 1996

                                                       Series 6
                                        -----------------------------------
                                               1997               1996
                                        ----------------   ----------------

                                   ASSETS


INVESTMENTS IN OPERATING LIMITED
   PARTNERSHIPS (note C)                $      5,066,540   $      5,715,433

OTHER ASSETS
   Cash and cash equivalents (notes A
     and E)                                       27,415             39,131
   Other                                               -                  -
                                        ----------------   ----------------
                                        $      5,093,955   $      5,754,564
                                        ================   ================

                     LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
   Accounts payable - affiliates
     (note B)                           $        853,633   $        709,353
                                        ----------------   ----------------

PARTNERS' CAPITAL (note A)
  Assignor Limited Partner
   Units   of   limited   partnership
   interest  consisting of 10,000,000
   authorized   beneficial   assignee
   certificates   (BAC),  $10  stated
   value,  1,303,000  issued  to  the
   assignees  at  March  31, 1997 and
   1996                                                -                  -
  Assignees
   Units  of  beneficial  interest of
   the  limited  partnership interest
   of  the  assignor limited partner,
   1,303,000  issued  and outstanding
   at March 31, 1997 and 1996                  4,311,496          5,108,336
  General Partners                               (71,174)           (63,125)
                                        ----------------   ----------------
                                               4,240,322          5,045,211
                                        ----------------   ----------------
                                        $      5,093,955   $      5,754,564
                                        ================   ================

                      See notes to financial statements

    Boston Capital Tax Credit Fund Limited Partnership
              Series 1 through Series 6

               STATEMENTS OF OPERATIONS

       Years ended March 31, 1997, 1996 and 1995

                                                        Total
                                        ------------------------------------
                                            1997         1996         1995
                                        ----------  -----------  -----------
Income
   Interest income                     $     7,074  $     8,821  $    11,022
   Miscellaneous income                      2,910        1,557        6,921
                                       -----------  -----------  -----------
   Total income                              9,984       10,378       17,943
                                       -----------  -----------  -----------

Share of losses from operating
   limited partnerships (note A)        (1,453,320)  (5,141,108)  (6,602,292)
                                       -----------   ----------   ----------
Expenses
   Professional fees                        97,901      103,385       97,518
   Partnership management fee (note B)     919,609      888,714      909,333
   Amortization (note A)                         -            -       89,926
   General and administrative
       expenses (note B)                    64,325       74,080      132,523
                                       -----------  -----------  -----------
                                         1,081,835    1,066,179    1,229,300
                                       -----------  -----------  -----------

   NET LOSS (note A)                   $(2,525,171) $(6,196,909) $(7,813,649)
                                       ===========  ===========  ============

Net loss allocated to general partner  $   (25,251) $   (61,969) $   (78,137)
                                       ===========  ===========  ===========
Net loss allocated to assignees        $(2,499,920) $(6,134,940) $(7,735,512)
                                       ===========  ===========  ===========
Net loss per BAC                       $     (0.26) $     (0.63) $     (0.78)
                                       ===========  ===========  ===========



                                 (continued)

   Boston Capital Tax Credit Fund Limited Partnership
                Series 1 through Series 6

         STATEMENTS OF OPERATIONS - CONTINUED

       Years ended March 31, 1997, 1996 and 1995

                                                       Series 1
                                        ----------  -----------  -----------
                                            1997         1996         1995
                                        ----------  -----------  -----------
Income
   Interest income                      $    1,190   $    1,481   $    1,768
   Miscellaneous income                      1,353            -        2,308
                                        ----------   ----------   ----------
   Total income                              2,543        1,481        4,076
                                        ----------   ----------   ----------

Share of losses from operating
   limited partnerships (note A)          (260,308)    (382,696)    (542,971)
                                        ----------   ----------   ----------
Expenses
   Professional fees                        20,810       20,906       19,417
   Partnership management fee (note B)     172,864      168,613      169,824
   Amortization (note A)                         -            -       11,045
   General and administrative
       expenses (note B)                     8,693        9,249       12,876
                                        ----------   ----------   ----------
                                           202,367      198,768      213,162
                                        ----------   ----------   ----------
   NET LOSS (note A)                    $ (460,132)  $ (579,983)  $ (752,057)
                                        ==========   ==========   ==========
Net loss allocated to general partner   $   (4,601)  $   (5,800)  $   (7,521)
                                        ==========   ==========   ==========
Net loss allocated to assignees         $ (455,531)  $ (574,183)  $ (744,536)
                                        ==========   ==========   ==========
Net loss per BAC                        $    (0.35)  $    (0.44)  $    (0.57)
                                        ==========   ==========   ==========

                                 (continued)

    Boston Capital Tax Credit Fund Limited Partnership
              Series 1 through Series 6

         STATEMENTS OF OPERATIONS - CONTINUED

       Years ended March 31, 1997, 1996 and 1995

                                                       Series 2
                                        ------------------------------------
                                            1997         1996         1995
                                        ----------  -----------  -----------
Income
   Interest income                      $       78   $      295   $      813
   Miscellaneous income                          -            -          225
                                        ----------   ----------   ----------
   Total income                                 78          295        1,038
                                        ----------   ----------   ----------

Share of losses from operating
   limited partnerships (note A)          (292,730)    (247,263)    (709,485)
                                        ----------   ----------   ----------
Expenses
   Professional fees                        11,325       13,857       11,569
   Partnership management fee (note B)      65,876       67,136       69,090
   Amortization (note A)                         -            -        6,102
   General and administrative
       expenses (note B)                     9,135       10,810       17,388
                                        ----------   ----------   ----------
                                            86,336       91,803      104,149
                                        ----------   ----------   ----------
   NET LOSS (note A)                    $ (378,988)  $ (338,771)  $ (812,596)
                                        ==========   ==========   ==========

Net loss allocated to general partner   $   (3,790)  $   (3,388)  $   (8,126)
                                        ==========   ==========   ==========
Net loss allocated to assignees         $ (375,198)  $ (335,383)  $ (804,470)
                                        ==========   ==========   ==========
Net loss per BAC                        $    (0.45)  $    (0.40)  $    (0.96)
                                        ==========   ==========   ==========

                                 (continued)

   Boston Capital Tax Credit Fund Limited Partnership
              Series 1 through Series 6

         STATEMENTS OF OPERATIONS - CONTINUED

       Years ended March 31, 1997, 1996 and 1995

                                                          Series 3
                                        ---------------------------------------
                                              1997        1996          1995
                                        ----------  ------------  ------------
Income
   Interest income                     $        114  $       250   $       646
   Miscellaneous income                       1,304        1,304         2,454
                                       -----------  ------------  ------------
   Total income                              1,418         1,554         3,100
                                       -----------  ------------  ------------

Share of losses from operating limited
   partnerships (note A)                   (17,034)   (1,908,512)   (2,120,318)
                                       -----------  ------------  ------------
Expenses
   Professional fees                        22,250        23,827        23,367
   Partnership management fee (note B)     260,067       260,282       260,024
   Amortization (note A)                         -             -        20,196
   General and administrative expenses
       (note B)                             17,609        18,639        46,961
                                       -----------  ------------  ------------
                                           299,926       302,748       350,548
                                       ===========  ============  ============
   NET LOSS (note A)                   $  (315,542) $ (2,209,706) $ (2,467,766)
                                       ===========  ============  ============
Net loss allocated to general partner  $    (3,155) $    (22,097) $    (24,678)
                                       ===========  ============  ============
Net loss allocated to assignees        $  (312,387) $ (2,187,609) $ (2,443,088)
                                       ===========  ============  ============
Net loss per BAC                       $     (0.11) $      (0.76) $      (0.85)
                                       ===========  ============  ============

                                 (continued)

   Boston Capital Tax Credit Fund Limited Partnership
             Series 1 through Series 6

         STATEMENTS OF OPERATIONS - CONTINUED

       Years ended March 31, 1997, 1996 and 1995

                                                     Series 4
                                        --------------------------------------
                                            1997          1996          1995
                                        ----------  -------------  -----------
Income
   Interest income                      $      556   $      1,029  $     2,252
   Miscellaneous income                        253            253        1,234
                                        ----------  -------------  -----------
   Total income                                809          1,282        3,486
                                        ----------  -------------  -----------
Share of losses from operating
   limited partnerships (note A)          (120,255)    (1,721,644)  (2,140,342)
                                        ----------  -------------  -----------
Expenses
   Professional fees                        18,930         20,363       19,450
   Partnership management fee (note B)     245,494        245,494      235,313
   Amortization (note A)                         -              -       27,935
   General and administrative
       expenses (note B)                    17,474         19,497       30,152
                                        ----------  -------------  -----------
                                           281,898        285,354      312,850
                                        ----------  -------------  -----------
   NET LOSS (note A)                    $ (401,344)  $ (2,005,716) $(2,449,706)
                                        ==========  =============  ===========
Net loss allocated to general partner   $   (4,013)  $    (20,057) $   (24,497)
                                        ==========  =============  ===========
Net loss allocated to assignees         $ (397,331)  $ (1,985,659) $(2,425,209)
                                        ==========  =============  ===========
Net loss per BAC                        $    (0.13)  $      (0.66) $     (0.81)
                                        ==========  =============  ===========

                                 (continued)

   Boston Capital Tax Credit Fund Limited Partnership
              Series 1 through Series 6

         STATEMENTS OF OPERATIONS - CONTINUED

       Years ended March 31, 1997, 1996 and 1995

                                                     Series 5
                                          ---------------------------------
                                            1997         1996        1995
                                          ---------   ---------   ---------
Income
   Interest income                        $   4,178   $   4,765   $   4,976
   Miscellaneous income                           -           -         350
                                          ---------   ---------   ---------
   Total income                               4,178       4,765       5,326
                                          ---------   ---------   ---------

Share of losses from operating limited
   partnerships (note A)                   (114,100)   (243,674)   (374,284)
                                          ---------   ---------   ---------
Expenses
   Professional fees                         10,498       9,829      10,481
   Partnership management fee (note B)       39,456      38,456      39,456
   Amortization (note A)                          -           -       7,781
   General and administrative expenses
       (note B)                               4,400       7,806      14,837
                                          ---------   ---------   ---------
                                             54,354      56,091      72,555
                                          ---------   ---------   ---------
   NET LOSS (note A)                      $(164,276)  $(295,000)  $(441,513)
                                          =========   =========   =========
Net loss allocated to general partner     $  (1,643)  $  (2,950)  $  (4,415)
                                          =========   =========   =========
Net loss allocated to assignees           $(162,633)  $(292,050)  $(437,098)
                                          =========   =========   =========
Net loss per BAC                          $   (0.33)  $   (0.60)  $   (0.89)
                                          =========   =========   =========

                                 (continued)

   Boston Capital Tax Credit Fund Limited Partnership
               Series 1 through Series 6

         STATEMENTS OF OPERATIONS - CONTINUED

       Years ended March 31, 1997, 1996 and 1995

                                                      Series 6
                                        ------------------------------------
                                            1997         1996         1995
                                        -----------  ----------   ----------
Income
   Interest income                      $      958   $    1,001   $      567
   Miscellaneous income                          -            -          350
                                        ----------   ----------   ----------
   Total income                                958        1,001          917
                                        ----------   ----------   ----------

Share of losses from operating
   limited partnerships (note A)          (648,893)    (637,319)    (714,892)
                                        ----------   ----------   ----------
Expenses
   Professional fees                        14,088       14,603       13,234
   Partnership management fee (note B)     135,852      108,733      135,626
   Amortization (note A)                         -            -       16,867
   General and administrative
       expenses (note B)                     7,014        8,079       10,309
                                        ----------   ----------   ----------
                                           156,954      131,415      176,036
                                        ----------   ----------   ----------
   NET LOSS (note A)                    $ (804,889)  $ (767,733)  $ (890,011)
                                        ==========   ==========   ==========
Net loss allocated to general partner   $   (8,049)  $   (7,677)  $   (8,900)
                                        ==========   ==========   ==========
Net loss allocated to assignees         $ (796,840)  $ (760,056)  $ (881,111)
                                        ==========   ==========   ==========
Net loss per BAC                        $    (0.62)  $    (0.58)  $    (0.68)
                                        ==========   ==========   ==========

                      See notes to financial statements

   Boston Capital Tax Credit Fund Limited Partnership
              Series 1 through Series 6

      STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

       Years ended March 31, 1997, 1996 and 1995

                                                        General
               Total                    Assignees       partner         Total
-----------------------------------  -------------   ------------  -------------
Partners' capital (deficit), March
  31, 1994                           $  38,973,909   $  (464,822)  $  38,509,087

Net loss                                (7,735,512)      (78,137)     (7,813,649)
                                     -------------   ------------  -------------
Partners' capital (deficit), March
  31, 1995                              31,238,397      (542,959)     30,695,438

Net loss                                (6,134,940)      (61,969)     (6,196,909)
                                     -------------   ------------  -------------
Partners' capital (deficit), March
  31, 1996                              25,103,457      (604,928)     24,498,529

Net loss                                (2,499,920)      (25,251)     (2,525,171)
                                     -------------   ------------  -------------
Partners' capital (deficit), March
  31, 1997                           $  22,603,537   $  (630,179)  $  21,973,358
                                     =============   ============  =============


                                 (continued)

       Boston Capital Tax Credit Fund Limited Partnership
                  Series 1 through Series 6

      STATEMENTS OF CHANGES IN PARTNERS' CAPITAL - CONTINUED

            Years ended March 31, 1997, 1996 and 1995

                                                       General
               Series 1                  Assignees     partner       Total
-----------------------------------     ----------   ----------   ----------
Partners' capital (deficit), March
  31, 1994                              $  991,868   $ (104,348)  $  887,520

Net loss                                  (744,536)      (7,521)    (752,057)
                                        ----------   ----------   ----------
Partners' capital (deficit), March
  31, 1995                                 247,332     (111,869)     135,463

Net loss                                  (574,183)      (5,800)    (579,983)
                                        ----------   ----------   ----------

Partners' capital (deficit), March
  31, 1996                                (326,851)    (117,669)    (444,520)

Net loss                                  (455,531)      (4,601)    (460,132)
                                        ----------   ----------   ----------
Partners' capital (deficit), March
  31, 1997                             $ (782,382)  $ (122,270)  $ (904,652)
                                        ==========   ==========   ==========

                                                       General
               Series 2                  Assignees     partner       Total
-----------------------------------     ----------   ----------   ----------
Partners' capital (deficit), March
  31, 1994                              $3,776,486   $  (31,897)  $3,744,589

Net loss                                  (804,470)      (8,126)    (812,596)
-----------------------------------     ----------   ----------   ----------
Partners' capital (deficit), March
  31, 1995                               2,972,016      (40,023)   2,931,993

Net loss                                  (335,383)      (3,388)    (338,771)
-----------------------------------     ----------   ----------   ----------
Partners' capital (deficit), March
  31, 1996                               2,636,633      (43,411)   2,593,222

Net loss                                  (375,198)      (3,790)    (378,988)
-----------------------------------     ----------   ----------   ----------
Partners' capital (deficit), March
  31, 1997                              $2,261,435   $  (47,201)  $2,214,234
                                        ==========   ==========   ==========

                                 (continued)

       Boston Capital Tax Credit Fund Limited Partnership
                 Series 1 through Series 6

      STATEMENTS OF CHANGES IN PARTNERS' CAPITAL - CONTINUED

            Years ended March 31, 1997, 1996 and 1995

                                                         General
               Series 3                   Assignees      partner          Total
-----------------------------------     ------------   -----------   -------------
Partners' capital (deficit), March
  31, 1994                              $ 11,338,112   $  (139,932)  $  11,198,180

Net loss                                  (2,443,088)      (24,678)     (2,467,766)
                                        ------------   -----------   -------------
Partners' capital (deficit), March
  31, 1995                                 8,895,024      (164,610)      8,730,414

Net loss                                  (2,187,609)      (22,097)     (2,209,706)
                                        ------------   -----------   -------------
Partners' capital (deficit), March
  31, 1996                                 6,707,415      (186,707)      6,520,708

Net loss                                    (312,387)       (3,155)       (315,542)
                                        ------------   -----------   -------------
Partners' capital (deficit), March
  31, 1997                              $  6,395,028   $  (189,862)  $   6,205,166
                                        ============   ===========   =============

                                                          General
               Series 4                   Assignees       partner         Total
-----------------------------------     ------------   -----------   -------------
Partners' capital (deficit), March
  31, 1994                              $ 13,779,049   $  (123,550)  $  13,655,499

Net loss                                  (2,425,209)      (24,497)     (2,449,706)
                                        ------------   -----------   -------------
Partners' capital (deficit), March
  31, 1995                                11,353,840      (148,047)     11,205,793

Net loss                                  (1,985,659)      (20,057)     (2,005,716)
                                        ------------   -----------   -------------
Partners' capital (deficit), March
  31, 1996                                 9,368,181      (168,104)      9,200,077

Net loss                                    (397,331)       (4,013)       (401,344)
                                        ------------   -----------   -------------
Partners'  capital (deficit), March
  31, 1997                              $  8,970,850   $  (172,117) $    8,798,733
                                        ============   ===========   =============

                                 (continued)

       Boston Capital Tax Credit Fund Limited Partnership
                  Series 1 through Series 6

      STATEMENTS OF CHANGES IN PARTNERS' CAPITAL - CONTINUED

           Years ended March 31, 1997, 1996 and 1995

                                                       General
               Series 5                  Assignees     partner       Total
-----------------------------------     ----------   ----------   ----------
Partners' capital (deficit), March
  31, 1994                              $2,338,891   $  (18,547)  $2,320,344

Net loss                                  (437,098)      (4,415)    (441,513)
                                        ----------   ----------   ----------
Partners' capital (deficit), March
  31, 1995                               1,901,793      (22,962)   1,878,831

Net loss                                  (292,050)      (2,950)    (295,000)
                                        ----------   ----------   ----------
Partners' capital (deficit), March
  31, 1996                               1,609,743      (25,912)   1,583,831

Net loss                                  (162,633)      (1,643)    (164,276)
                                        ----------   ----------   ----------
Partners' capital (deficit), March
  31, 1997                              $1,447,110   $  (27,555)  $1,419,555
                                        ==========   ==========   ==========

                                                       General
               Series 6                  Assignees     partner       Total
----------------------------------      ----------   ----------   ----------
Partners' capital (deficit), March
  31, 1994                              $6,749,503   $  (46,548)  $6,702,955

Net loss                                  (881,111)      (8,900)    (890,011)
                                        ----------   ----------   ----------
Partners' capital (deficit), March
  31, 1995                               5,868,392      (55,448)   5,812,944

Net loss                                  (760,056)      (7,677)    (767,733)
                                        ----------   ----------   ----------
Partners' capital (deficit), March
  31, 1996                               5,108,336      (63,125)   5,045,211

Net loss                                  (796,840)      (8,049)    (804,889)
                                        ----------   ----------   ----------
Partners' capital (deficit), March
  31, 1997                              $4,311,496   $  (71,174)  $4,240,322
                                        ==========   ==========   ==========

                      See notes to financial statements

       Boston Capital Tax Credit Fund Limited Partnership
                    Series 1 through Series 6

                    STATEMENTS OF CASH FLOWS

            Years ended March 31, 1997, 1996 and 1995

                                                          Total
                                        ------------   -----------    -------------
                                             1997          1996           1995
                                        ------------   -----------    -------------
Cash flows from operating activities
   Net loss                             $ (2,525,171)  $(6,196,909)   $  (7,813,649)
   Adjustments to reconcile net loss
   to net cash provided by (used in)
   operating activities
     Amortization                                  -             -           89,926
     Distribution from operating
       limited partnership                    14,774         1,615              668
     Share of losses from operating
       limited partnerships                1,453,320     5,141,108        6,602,292
     Other assets                            (40,663)      (53,362)          21,409
     Accounts payable and accrued
       expenses                            1,041,438       979,194          954,939
                                        ------------   -----------    -------------
   Net cash used in operating
     activities                              (56,302)     (128,354)        (144,415)
                                        ------------   -----------    -------------
Cash flows from investing activities
   Capital contributions paid to
       operating limited partnerships              -             -          (13,623)
                                        ------------   -----------    -------------
   Net cash used in investing
     activities                                    -             -          (13,623)
                                        ------------   -----------    -------------

   NET INCREASE (DECREASE) IN CASH
       AND CASH EQUIVALENTS                  (56,302)     (128,354)        (158,038)

Cash and cash equivalents, beginning         280,931       409,285          567,323
                                        ------------   -----------    -------------
Cash and cash equivalents, end          $    224,629   $   280,931    $     409,285
                                        ============   ===========    =============
Supplemental schedule of noncash
investing and financing activities

   The partnership  has decreased
     (increased)its investments in
     operating limited partnerships
     for amounts  required to be
     repaid (adjusted) by the
     operating  limited partnerships
     for low-income tax credits not
     generated.                         $          -   $         -    $      42,525
                                        ============   ===========    =============

                                 (continued)

        Boston Capital Tax Credit Fund Limited Partnership
                  Series 1 through Series 6

               STATEMENTS OF CASH FLOWS - CONTINUED

               Years ended March 31, 1997, 1996 and 1995

                                                        Series 1
                                        --------------------------------------
                                            1997          1996          1995
                                        ----------   ------------  -----------
Cash flows from operating activities
   Net loss                             $ (460,132)  $   (579,983) $  (752,057)
   Adjustments to reconcile net loss
   to net cash provided by (used in)
   operating activities
     Amortization                                -              -       11,045
     Distribution from operating
       limited partnership                       -              -            -
     Share of losses from operating
       limited partnerships                260,308        382,696      542,971
     Other assets                                -        (38,853)     (15,449)
     Accounts payable and accrued
       expenses                            180,864        220,864      180,863
                                        ----------   ------------  -----------
   Net cash used in operating
     activities                            (18,960)       (15,276)     (32,627)
                                        ----------   ------------  -----------
Cash flows from investing activities
   Capital contributions paid to
       operating limited partnerships            -              -            -
                                        ----------   ------------  -----------
   Net cash used in investing
     activities                                  -              -            -
                                        ----------   ------------  -----------
   NET INCREASE (DECREASE) IN CASH
       AND CASH EQUIVALENTS                (18,960)       (15,276)     (32,627)

Cash and cash equivalents, beginning        52,334         67,610      100,237
                                        ----------   ------------  -----------
Cash and cash equivalents, end          $   33,374   $     52,334  $    67,610
                                        ==========   ============  ===========
Supplemental schedule of noncash
investing and financing activities


   The partnership has decreased
     (increased) its investments in
     operating limited partnerships
     for amounts  required to be
     repaid (adjusted) by the
     operating limited partnerships
     for low-income tax credits not
     generated.                         $        -   $          -  $   (42,525)
                                        ==========   ============  ===========

                                 (continued)

        Boston Capital Tax Credit Fund Limited Partnership
                   Series 1 through Series 6

              STATEMENTS OF CASH FLOWS - CONTINUED

            Years ended March 31, 1997, 1996 and 1995

                                                    Series 2
                                     ----------------------------------------
                                         1997          1996           1995
                                     -----------   -----------   ------------
Cash flows from operating activities
   Net loss                          $  (378,988)  $  (338,771)  $   (812,596)
   Adjustments to reconcile net loss
   to net cash provided by (used in)
   operating activities
     Amortization                              -             -          6,102
     Distribution from operating
       limited partnership                     -             -              -
     Share of losses from operating
       limited partnerships              292,730       247,263        709,485
     Other assets                              -             -              -
     Accounts payable and accrued
       expenses                           88,201        69,239         69,240
                                     -----------   -----------   ------------

   Net cash provided by (used in)
       operating activities                1,943       (22,269)       (27,769)
                                     -----------   -----------   ------------
Cash flows from investing activities
   Capital contributions paid to
       operating limited partnerships          -             -              -
                                     -----------   -----------   ------------
   Net cash used in investing
     activities                                -             -              -
                                     -----------   -----------   ------------
   NET INCREASE (DECREASE) IN CASH
       AND CASH EQUIVALENTS                1,943       (22,269)       (27,769)

Cash and cash equivalents, beginning       1,262        23,531         51,300
                                     -----------   -----------   ------------
Cash and cash equivalents, end       $     3,205   $     1,262   $     23,531
                                     ===========   ===========   ============

Supplemental schedule of noncash
investing and financing activities

   The partnership has decreased
       (increased) its investments in
       operating limited partnerships
       for amounts required to be
       repaid (adjusted) by the
       operating limited partnerships
       for low-income tax credits not
       generated.                    $         -   $         -   $          -
                                     ===========   ===========   ============

                                 (continued)

         Boston Capital Tax Credit Fund Limited Partnership
                   Series 1 through Series 6

                STATEMENTS OF CASH FLOWS - CONTINUED

             Years ended March 31, 1997, 1996 and 1995

                                                        Series 3
                                        --------------------------------------
                                            1997          1996          1995
                                        ----------   ------------  -----------
Cash flows from operating activities
   Net loss                            $  (315,542)  $ (2,209,706) $(2,467,766)
   Adjustments to reconcile net loss
   to net cash provided by (used in)
   operating activities
     Amortization                                -              -       20,196
     Distribution from operating
       limited partnership                   2,729          1,615          299
     Share of losses from operating
       limited partnerships                 17,034      1,908,512    2,120,318
     Other assets                                -              -       24,319
     Accounts payable and accrued
       expenses                            292,151        279,967      320,220
                                       -----------   ------------  -----------
   Net cash used in operating
     activities                             (3,628)       (19,612)      17,586
                                       -----------   ------------  -----------
Cash flows from investing activities
   Capital contributions paid to
       operating limited partnerships            -              -      (13,623)
                                       -----------   ------------  -----------
   Net cash used in investing
     activities                                  -              -      (13,623)
                                       -----------   ------------  -----------
   NET INCREASE (DECREASE) IN CASH
       AND CASH EQUIVALENTS                 (3,628)       (19,612)       3,963

Cash and cash equivalents, beginning         5,460         25,072       21,109
                                       -----------   ------------  -----------
Cash and cash equivalents, end         $     1,832   $      5,460  $    25,072
                                       ===========   ============  ===========
Supplemental schedule of noncash
investing and financing activities


   The partnership has decreased
       (increased) its investments in
       operating limited partnerships
       for amounts required to be
       repaid (adjusted) by the
       operating limited partnerships
       for low-income tax credits not
       generated.                      $         -   $          -  $    27,278
                                       ===========   ============  ===========

                                 (continued)

       Boston Capital Tax Credit Fund Limited Partnership
                  Series 1 through Series 6

              STATEMENTS OF CASH FLOWS - CONTINUED

            Years ended March 31, 1997, 1996 and 1995

                                                        Series 4
                                        --------------------------------------
                                            1997          1996          1995
                                        ----------   ------------  -----------
Cash flows from operating activities
   Net loss                             $ (401,344)  $ (2,005,716) $(2,449,706)
   Adjustments to reconcile net loss
   to net cash provided by (used in)
   operating activities
     Amortization                                -              -       27,935
     Distribution from operating
       limited partnership                  12,045              -          369
     Share of losses from operating
       limited partnerships                120,255      1,721,644    2,140,342
     Other assets                          (40,663)       (14,509)           -
     Accounts payable and accrued
       expenses                            296,487        265,394      250,884
                                        ----------   ------------  -----------

   Net cash used in operating
     activities                            (13,220)       (33,187)     (30,176)
                                        ----------   ------------  -----------
Cash flows from investing activities
   Capital contributions paid to
       operating limited partnerships            -              -            -
                                        ----------   ------------  -----------
   Net cash used in investing
     activities                                  -              -            -
                                        ----------   ------------  -----------
   NET INCREASE (DECREASE) IN CASH
       AND CASH EQUIVALENTS                (13,220)       (33,187)     (30,176)

Cash and cash equivalents, beginning        25,928         59,115       89,291
                                        ----------   ------------  -----------
Cash and cash equivalents, end          $   12,708   $     25,928  $    59,115
                                        ==========   ============  ===========
Supplemental schedule of noncash
investing and financing activities

   The partnership has decreased
       (increased) its investments in
       operating limited partnerships
       for amounts required to be
       repaid  (adjusted)  by the
       operating limited partnerships
       for low-income tax credits not
       generated.                       $        -   $          -  $    15,247
                                        ==========   ============  ===========

                                 (continued)

     Boston Capital Tax Credit Fund Limited Partnership
                Series 1 through Series 6

             STATEMENTS OF CASH FLOWS - CONTINUED

          Years ended March 31, 1997, 1996 and 1995

                                                      Series 5
                                        ----------   ----------   ----------
                                            1997         1996         1995
                                        ----------   ----------   ----------
Cash flows from operating activities
   Net loss                             $ (164,276)  $ (295,000)  $ (441,513)
   Adjustments to reconcile net loss
   to net cash provided by (used in)
   operating activities
     Amortization                                -            -        7,781
     Distribution from operating
       limited partnership                       -            -            -
     Share of losses from operating
       limited partnerships                114,100      243,674      374,284
     Other assets                                -            -            -
     Accounts payable and accrued
       expenses                             39,455         (544)     (10,544)
                                        ----------   ----------   ----------
   Net cash used in operating
     activities                            (10,721)     (51,870)     (69,992)
                                        ----------   ----------   ----------
Cash flows from investing activities

   Capital contributions paid to
       operating limited partnerships            -            -            -
                                        ----------   ----------   ----------
   Net cash used in investing
     activities                                  -            -            -
                                        ----------   ----------   ----------
   NET INCREASE (DECREASE) IN CASH
       AND CASH EQUIVALENTS                (10,721)     (51,870)     (69,992)

Cash and cash equivalents, beginning       156,816      208,686      278,678
                                        ----------   ----------   ----------
Cash and cash equivalents, end          $  146,095   $  156,816   $  208,686
                                        ==========   ==========   ==========
Supplemental schedule of noncash
investing and financing activities

   The partnership has decreased
     (increased) its  investments in
     operating limited partnerships
     for amounts  required to be
     repaid  (adjusted) by the
     operating  limited partnerships
     for low-income tax credits not
     generated.                         $        -   $        -   $        -
                                        ==========   ==========   ==========

                                 (continued)

     Boston Capital Tax Credit Fund Limited Partnership
               Series 1 through Series 6

           STATEMENTS OF CASH FLOWS - CONTINUED

          Years ended March 31, 1997, 1996 and 1995

                                                      Series 6
                                        ----------   ----------   ----------
                                            1997         1996         1995
                                        ----------   ----------   ----------
Cash flows from operating activities
   Net loss                             $ (804,889)  $ (767,733)  $ (890,011)
   Adjustments to reconcile net loss
   to net cash provided by (used in)
   operating activities
     Amortization                                -            -       16,867
     Distribution from operating
       limited partnership                       -            -            -
     Share of losses from operating
       limited partnerships                648,893      637,319      714,892
     Other assets                                -            -       12,539
     Accounts payable and accrued
       expenses                            144,280      144,274      144,276
                                        ----------   ----------   ----------
   Net cash used in operating
     activities                            (11,716)      13,860       (1,437)
                                        ----------   ----------   ----------
Cash flows from investing activities
   Capital contributions paid to
       operating limited partnerships            -            -            -
                                        ----------   ----------   ----------
   Net cash used in investing
     activities                                  -            -            -
                                        ----------   ----------   ----------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                        (11,716)      13,860       (1,437)

Cash and cash equivalents, beginning        39,131       25,271       26,708
                                        ----------   ----------   ----------
Cash and cash equivalents, end          $   27,415   $   39,131   $   25,271
                                        ==========   ==========   ==========
Supplemental schedule of noncash
investing and financing activities

   The partnership has decreased
     (increased) its investments in
     operating limited partnerships
     for amounts required to be
     repaid (adjusted)  by the
     operating limited partnerships
     for low-income tax credits not
     generated.                         $        -   $        -   $        -
                                        ==========   ==========   ==========

                      See notes to financial statements

     Boston Capital Tax Credit Fund Limited Partnership
                Series 1 through Series 6

               NOTES TO FINANCIAL STATEMENTS

                March 31, 1997, 1996 and 1995

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Boston Capital Tax Credit Fund Limited Partnership (the "partnership") (formerly American Affordable Housing VI Limited Partnership) was formed under the laws of the State of Delaware as of June 1, 1988, for the purpose of acquiring, holding, and disposing of limited partnership i n terests in operating limited partnerships which have acquired, developed, rehabilitated, operate and own newly constructed, existing or rehabilitated apartment complexes which qualify for the Low-Income Housing Tax Credit established by the Tax Reform Act of 1986. Certain of the apartment complexes may also qualify for the Historic Rehabilitation Tax Credit for the rehabilitation of certified historic structures, accordingly, the apartment complexes are restricted as to rent charges and operating methods and are subject to the provisions of Section 42(g)(2) of the Internal Revenue Code relating to the Rehabilitation Investment Credit. The general partner of the partnership is Boston Capital Associates Limited Partnership and the limited partner is BCTC Assignor Corp. (the assignor limited partner).

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

   Organization  costs  were  amortized  on the straight-line method over 60
   months.    As  of  March  31,  1995,  the  organization  costs were fully amortized.

        Boston Capital Tax Credit Fund Limited Partnership
                   Series 1 through Series 6

            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 1997, 1996 and 1995

NOTE  A  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING POLICIES
            (Continued)

   Investments in Operating Limited Partnerships

   The partnership accounts for its investments in operating limited partnerships using the equity method of accounting. Under the equity method of accounting, the partnership adjusts its investment cost for its share of each operating limited partnership's results of operations and for any distributions received or accrued. However, the partnership recognizes individual operating limited partnership's losses only to the extent that the fund s share of losses of the operating partnerships does not exceed the carrying amount of its investment. Unrecognized losses will be suspended and offset against future individual operating partnership's income.

   A loss in value of an investment in an operating partnership other than a temporary decline would be recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total amount of the remaining tax credits allocated to the fund and the estimated residual value of the investment.

   Capital contributions to operating partnerships are adjusted by tax credit adjusters. Tax credit adjusters are defined as adjustments to operating partnership capital contributions due to reductions in actual tax credits from those originally projected. The fund records tax credit adjusters as a reduction in investment in operating partnerships and capital contributions payable.

   The operating partnerships maintain their financial statements based on a calendar year and the fund utilizes a March 31 year end. The fund records losses and income from the operating partnerships on a calendar year basis which is not materially different from losses and income generated if the operating partnerships utilized a March 31 year end.

   The fund records capital contributions payable to the operating partnerships once there is a binding obligation to fund a specified amount. The operating partnerships record capital contributions from the fund when received.

   The fund records acquisition cost as an increase in its investment in operating partnerships. Certain operating partnerships have not recorded the acquisition costs as a capital contribution from the fund. These differences are shown as reconciling items in Note C.

       Boston Capital Tax Credit Fund Limited Partnership
                  Series 1 through Series 6

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                        March 31, 1997, 1996 and 1995

NOTE  A  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING POLICIES
           (Continued)

   Cash Equivalents

   Cash equivalents include repurchase agreements and money market accounts having original maturities at date of acquisition of three months or less. The carrying amounts approximate fair value because of the short maturity of these instruments.

   Income Taxes

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

   Net Loss per Beneficial Assignee Certificate

   Net loss per beneficial assignee certificate is calculated based upon the number of units outstanding. The number of units outstanding in each series for each of the three years in the period ended March 31, 1997 is as follows:

   Series 1                                  1,299,900
   Series 2                                    830,300
   Series 3                                  2,882,200
   Series 4                                  2,995,300
   Series 5                                    489,900
   Series 6                                  1,303,000
                                             ---------
   Total                                     9,800,600
                                             =========

           Boston Capital Tax Credit Fund Limited Partnership
                       Series 1 through Series 6

                NOTES TO FINANCIAL STATEMENTS - CONTINUED

                        March 31, 1997, 1996 and 1995

NOTE  A  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING POLICIES
            (Continued)

   Use of Estimates

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

   Adoption of Accounting Standard

   On  April  1, 1996,  the  operating  partnerships  adopted  Statement  of
   Financial  Accounting  Standards  (  SFAS")  No.  121,    Accounting  for
   Impairment  of Long-Lived Assets and for Long-Lived Assets to be Disposed
   of. "   This  standard  requires   that  long-lived  assets  and  certain
   identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may be recoverable. Implementation of this standard did not materially impact the partnership's financial statements.

   Recent Accounting Statements Not Yet Adopted

   In February 1997, the Financial Accounting Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share" and SFAS No. 129, Disclosure of Information about Capital Structure." SFAS No. 128 provides accounting and reporting standards for the amount of earning per share. SFAS No. 129 requires the disclosure in summary form within the financial statements of pertinent rights and privileges of the various securities outstanding. SFAS No. 128 and SFAS No. 129 are effective for fiscal years ending after December 15, 1997 and earlier application is not permitted.

   The implementation of these standards is not expected to materially impact the partnership's financial statements because partnership's earnings per share would not be significantly affected and the disclosures regarding the capital structure in the financial statements would not be significantly changed.

        Boston Capital Tax Credit Fund Limited Partnership
                   Series 1 through Series 6

             NOTES TO FINANCIAL STATEMENTS - CONTINUED

                   March 31, 1997, 1996 and 1995

NOTE B - RELATED PARTY TRANSACTIONS

   During the years ended March 31, 1997, 1996 and 1995, the partnership entered into several transactions with various affiliates of the general partner, including Boston Capital Partners, Inc., Boston Capital Services, Inc., and Boston Capital Asset Management Limited Partnership (formerly Boston Capital Communications Limited Partnership) as follows:

   Boston Capital Asset Management Limited Partnership is entitled to an annual partnership management fee based on .375 percent of the aggregate cost of all apartment complexes acquired by the operating limited partnerships, less the amount of certain partnership management and reporting fees paid or payable by the operating limited partnerships. The aggregate cost is comprised of the capital contributions made by each series to the operating limited partnership and 99% of the permanent financing at the operating limited partnership level.

   The annual partnership management fee charged to operations net of reporting fees for the years ended March 31, 1997, 1996 and 1995 are as follows:

                                          1997               1996               1995
                                   ----------------   ----------------  ----------------
 Series 1                          $        172,864   $        168,613   $        169,824
 Series 2                                    65,876             67,136             69,090
 Series 3                                   260,067            260,282            260,024
 Series 4                                   245,494            245,494            235,313
 Series 5                                    39,456             38,456             39,456
 Series 6                                   135,852            108,733            135,626
                                   ----------------   ----------------   ----------------
                                   $        919,609   $        888,714   $        909,333
                                   ================   ================   ================

        Boston Capital Tax Credit Fund Limited Partnership
                   Series 1 through Series 6

             NOTES TO FINANCIAL STATEMENTS - CONTINUED

                    March 31, 1997, 1996 and 1995

NOTE B - RELATED PARTY TRANSACTIONS (Continued)

   General and administrative expenses incurred by Boston Capital Partners, Inc. and Boston Capital Asset Management Limited Partnership were charged to each series' operations for the years ended March 31, 1997, 1996 and 1995 are as follows:

                                        1997               1996               1995
                                 ----------------   ----------------   ----------------
 Series 1                        $          2,849   $          3,563   $          2,142
 Series 2                                   5,336              5,824              3,309
 Series 3                                   5,851              4,356              3,444
 Series 4                                   6,943              7,995              4,314
 Series 5                                   2,671              4,147              2,599
 Series 6                                   2,765              3,387              2,054
                                 ----------------   ----------------   ----------------
                                 $         26,415   $         29,272   $         17,862
                                 ================   ================   ================

   Accounts payable - affiliates at March 31, 1997 and 1996 represents general and administrative expense and partnership management fees which are payable to Boston Capital Partners, Inc., Boston Capital Services, Inc. and Boston Capital Asset Management Limited Partnership. The carrying value of the accounts payable - affiliates approximates fair value.

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS

   At   March  31,  1997,  1996  and  1995,  the  partnership  has  limited partnership interests in 105 operating limited partnerships which own apartment complexes. The number of operating limited partnerships in which the partnership has limited partnership interests at March 31, 1997, 1996 and 1995 by series are as follows:

   Series 1                                              19
   Series 2                                               8
   Series 3                                              33
   Series 4                                              25
   Series 5                                               5
   Series 6                                              15
                                                       ----
   Total                                                105
                                                       ====

        Boston Capital Tax Credit Fund Limited Partnership
                   Series 1 through Series 6

             NOTES TO FINANCIAL STATEMENTS - CONTINUED

                   March 31, 1997, 1996 and 1995

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

   The partnership's investments in operating limited partnerships at March 31, 1997 are summarized as follows:

                                                           Total
                                                   -----------------

Capital contributions  paid and to be paid
to  operating limited partnerships, net
of tax credit adjusters                            $      69,626,749

Acquisition   costs  of  operating  limited
partnerships                                              11,976,945

Syndication  costs  from  operating limited
partnerships                                                 (45,526)

Cumulative   distributions  from  operating
limited partnerships                                         (87,292)

Cumulative  losses  from  operating limited
partnerships                                             (55,543,370)
                                                   -----------------
Investment per balance sheets                             25,927,506

The  partnership  has  (has  not)  recorded
capital   contributions  to  the  operating
limited  partnerships during the year ended
March  31, 1997, which have not (have) been
included  in   the   partnerships'  capital
account  included  in the operating limited
partnerships'  financial  statements  as of
December 31, 1996 (see note A).                             (483,748)

The  partnership  has  recorded acquisition
costs  (reimbursements)  at March 31, 1997,
which  have  not  been accounted for in the
net   assets  of  the  operating  limited
partnerships (see note A).                                  (829,599)

The  partnership  has  recorded  a share of
losses  from operating limited partnerships
for  the three months ended March 31, 1990,
which  the  operating  limited partnerships
have   not  included  in  their  capital
accounts  as  of  December  31, 1996 due to
different year ends (see note A).                          1,466,033

The  partnership  has  recorded  low income
housing  tax  credit adjusters not recorded
by   operating  limited  partnerships  (see
note A).                                                     178,052

Equity  in  losses  from  operating limited
partnerships  not  recognizable  under  the
equity method of accounting (see note A).                (16,312,454)

Other                                                       (122,719)
                                                   -----------------
Equity    per    operating    partnerships'
combined financial statements                      $       9,823,071
                                                   =================

        Boston Capital Tax Credit Fund Limited Partnership
                   Series 1 through Series 6

             NOTES TO FINANCIAL STATEMENTS - CONTINUED

                   March 31, 1997, 1996 and 1995

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

   The partnership's investments in operating limited partnerships at March 31, 1997 are summarized as follows:

                                           Series 1          Series 2         Series 3
                                      ---------------- ----------------- ----------------
Capital contributions paid and to be
paid to operating limited
partnerships, net of tax credit
adjusters                             $      9,037,551 $       5,565,026 $     20,710,406

Acquisition costs of operating
limited partnerships                         1,569,525         1,005,656        3,486,122

Syndication costs from operating
limited partnerships                                 -                 -                -

Cumulative distributions from
operating limited partnerships                  (5,538)           (5,446)         (43,770)

Cumulative losses from operating
limited partnerships                       (10,483,789)       (4,412,802)     (16,671,561)
                                      ---------------- ----------------- ----------------
Investment per balance sheets                  117,749         2,152,434        7,481,197

The  partnership  has (has  not)
recorded  capital contributions to the
operating  limited partnerships during
the  year  ended March 31, 1997, which
have  not  (have) been included in the
partnerships'  capital  account
included   in  the  operating  limited
partnerships'  financial statements as
of December 31, 1996 (see note A).                   -          (311,339)        (133,349)

The   partnership  has  recorded
acquisition  costs (reimbursements) at
March  31,  1997,  which have not been
accounted  for  in  the  net assets of
the  operating  limited  partnerships
(see note A).                                 (578,746)          (46,332)         116,865

The  partnership  has recorded a share
of   losses  from  operating  limited
partnerships   for  the  three  months
ended  March  31,  1990,  which  the
operating  limited  partnerships  have
not   included   in   their   capital
accounts  as  of December 31, 1996 due
to different year ends (see note A).           667,397                 -          798,636

The  partnership  has  recorded  low
income housing  tax  credit adjusters
not  recorded  by  operating  limited
partnerships (see note A).                      31,815            63,725           47,191

Equity  in  losses  from  operating
limited partnerships not recognizable
under the equity method of accounting
(see note A).                               (7,443,282)       (1,069,447)      (3,532,960)

Other                                           (9,999)         (153,198)          (4,301)
                                      ---------------- ----------------- ----------------
Equity per operating partnerships'
combined financial statements         $     (7,215,066)$         635,843 $      4,773,279
                                      ================ ================= ================

        Boston Capital Tax Credit Fund Limited Partnership
                   Series 1 through Series 6

             NOTES TO FINANCIAL STATEMENTS - CONTINUED

                   March 31, 1997, 1996 and 1995

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

   The partnership's investments in operating limited partnerships at March 31, 1997 are summarized as follows:

                                           Series 4          Series 5         Series 6
                                      ---------------- ----------------- ----------------
Capital contributions paid and to be
paid to operating limited
partnerships, net of tax credit
adjusters                             $     21,719,700 $       3,273,323 $      9,320,743

Acquisition costs of operating
limited partnerships                         3,661,756           599,776        1,654,110

Syndication costs from operating
limited partnerships                                 -           (45,526)               -


Cumulative distributions from
operating limited partnerships                 (12,414)                -          (20,124)

Cumulative losses from operating
limited partnerships                       (15,567,627)       (2,519,402)      (5,888,189)
                                      ---------------- ----------------- ----------------
Investment per balance sheets                9,801,415         1,308,171        5,066,540

The   partnership  has  (has   not)
recorded capital contributions to the
operating limited partnerships during
the  year ended March 31, 1997, which
have  not (have) been included in the
partnerships'  capital  account
included  in  the  operating  limited
partnerships'  financial statements as
of December 31, 1996 (see note A).              (4,475)          (34,585)               -

The  partnership  has  recorded
acquisition  costs (reimbursements) at
March  31,  1997,  which have not been
accounted for  in  the  net assets of
the operating  limited  partnerships
(see note A).                                 (647,983)            8,269          318,328

The  partnership  has recorded a share
of  losses  from  operating  limited
partnerships   for  the  three months
ended  March  31,  1990,  which the
operating  limited  partnerships have
not  included   in   their   capital
accounts  as  of December 31, 1996 due
to different year ends (see note A).                 -                 -                -

The  partnership  has  recorded  low
income  housing  tax  credit adjusters
not  recorded  by  operating  limited
partnerships (see note A).                       9,747                 -           25,574

Equity  in  losses  from  operating
limited partnerships not recognizable
under the equity method of accounting
(see note A).                               (3,670,825)         (427,324)        (168,616)

Other                                           11,976            (2,207)          35,010
                                      ---------------- ----------------- ----------------
Equity per operating partnerships'
combined financial statements         $      5,499,855 $         852,324 $      5,276,836
                                      ================ ================= ================

        Boston Capital Tax Credit Fund Limited Partnership
                   Series 1 through Series 6

             NOTES TO FINANCIAL STATEMENTS - CONTINUED

                   March 31, 1997, 1996 and 1995

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

   The partnership's investments in operating limited partnerships at March 31, 1996 are summarized as follows:

                                                             Total
                                                      ----------------
Capital contributions paid and to be paid to
operating  limited  partnerships,  net of
tax credit adjusters                                  $     69,626,749

Acquisition   costs  of   operating  limited
partnerships                                                11,976,945

Syndication  costs  from  operating  limited
partnerships                                                   (45,526)

Cumulative   distributions  from   operating
limited partnerships                                           (72,518)

Cumulative  losses  from  operating  limited
partnerships                                               (54,090,050)
                                                      ----------------
Investment per balance sheets                               27,395,600

The   partnership  has  (has  not)  recorded
capital   contributions  to   the  operating
limited  partnerships  during the year ended
March  31, 1996,  which have not (have) been
i n c luded  in  the  partnerships'  capital
account  included  in  the operating limited
partnerships'  financial  statements  as  of
December 31, 1995 (see note A).                               (455,592)

The  partnership  has  recorded  acquisition
costs  (reimbursements)  at  March 31, 1996,
which have not been accounted for in the net
assets of the operating limited partnerships
(see note A).                                                 (829,599)

The  partnership  has  recorded  a  share of
losses  from  operating limited partnerships
for  the  three months ended March 31, 1990,
which  the  operating  limited  partnerships
have  not included in their capital accounts
as  of  December  31,  1995 due to different
year ends (see note A).                                      1,466,033

The  partnership  has  recorded  low  income
housing tax credit adjusters not recorded by
operating limited partnerships (see note A).                   178,052

Equity  in  losses  from  operating  limited
partnerships   not  recognizable  under  the
equity method of accounting (see note A).                  (12,023,853)

Other                                                         (107,512)
                                                      ----------------
Equity per operating partnerships'  combined
financial statements                                  $     15,623,129
                                                      ================

        Boston Capital Tax Credit Fund Limited Partnership
                   Series 1 through Series 6

             NOTES TO FINANCIAL STATEMENTS - CONTINUED

                   March 31, 1997, 1996 and 1995

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

   The partnership's investments in operating limited partnerships at March 31, 1996 are summarized as follows:

                                           Series 1          Series 2         Series 3
                                      ---------------- ----------------- ----------------
Capital contributions paid and to be
paid to operating limited
partnerships, net of tax credit
adjusters                             $      9,037,551 $       5,565,026 $     20,710,406

Acquisition costs of operating
limited partnerships                         1,569,525         1,005,656        3,486,122

Syndication costs from operating
limited partnerships                                 -                 -                -

Cumulative distributions from
operating limited partnerships                  (5,538)           (5,446)         (41,041)

Cumulative losses from operating
limited partnerships                       (10,223,481)       (4,120,072)     (16,654,527)
                                      ---------------- ----------------- ----------------
Investment per balance sheets                  378,057         2,445,164        7,500,960

The   partnership   has   (has   not)
recorded  capital contributions to the
operating  limited partnerships during
the  year  ended March 31, 1996, which
have  not (have)  been included in the
partnerships'  capital   account
included  in the  operating  limited
partnerships'  financial statements as
of December 31, 1995 (see note A).                   -          (311,339)        (105,193)

The     partnership    has    recorded
acquisition  costs (reimbursements) at
March  31,  1996,  which have not been
accounted  for  in  the  net assets of
the operating  limited  partnerships
(see note A).                                 (578,746)          (46,332)         116,865

The  partnership  has recorded a share
of   losses  from  operating  limited
partnerships   for  the  three  months
ended  March  31,  1990,  which  the
operating  limited  partnerships  have
not    included   in   their   capital
accounts  as  of December 31, 1995 due
to different year ends (see note A).           667,397                 -          798,636

The  partnership  has  recorded  low
income  housing  tax  credit adjusters
not   recorded  by  operating  limited
partnerships (see note A).                      31,815            63,725           47,191

Equity  in  losses  from  operating
limited  partnerships not recognizable
under  the equity method of accounting
(see note A).                               (5,633,033)         (690,350)      (2,521,123)

Other                                           (9,999)           80,763         (228,298)
                                      ---------------- ----------------- ----------------
Equity per operating partnerships'
combined financial statements         $     (5,144,509)$       1,541,631 $      5,609,038
                                      ================ ================= ================

        Boston Capital Tax Credit Fund Limited Partnership
                   Series 1 through Series 6

             NOTES TO FINANCIAL STATEMENTS - CONTINUED

                   March 31, 1997, 1996 and 1995

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

   The partnership's investments in operating limited partnerships at March 31, 1996 are summarized as follows:

                                           Series 4          Series 5         Series 6
                                      ---------------- ----------------- ----------------
Capital contributions paid and to be
paid to operating limited
partnerships, net of tax credit
adjusters                             $     21,719,700 $       3,273,323 $      9,320,743

Acquisition costs of operating
limited partnerships                         3,661,756           599,776        1,654,110

Syndication costs from operating
limited partnerships                                 -           (45,526)               -


Cumulative distributions from
operating limited partnerships                    (369)                -          (20,124)

Cumulative losses from operating
limited partnerships                       (15,447,372)       (2,405,302)      (5,239,296)
                                      ---------------- ----------------- ----------------
Investment per balance sheets                9,933,715         1,422,271        5,715,433

The    partnership   has   (has   not)
recorded  capital contributions to the
operating  limited partnerships during
the  year  ended March 31, 1996, which
have  not (have)  been included in the
partnerships'      capital     account
included   in  the  operating  limited
partnerships'  financial statements as
of December 31, 1995 (see note A).              (4,475)          (34,585)               -

The     partnership    has    recorded
acquisition  costs (reimbursements) at
March  31,  1996,  which have not been
accounted  for  in  the  net assets of
the   operating  limited  partnerships
(see note A).                                 (647,983)            8,269          318,328

The  partnership  has recorded a share
of   losses  from  operating  limited
partnerships   for  the  three  months
ended  March  31,  1990,  which  the
operating  limited  partnerships  have
not    included   in   their   capital
accounts  as  of December 31, 1995 due
to different year ends (see note A).                 -                 -                -

The  partnership  has  recorded  low
income  housing  tax  credit adjusters
not   recorded  by  operating  limited
partnerships (see note A).                       9,747                 -           25,574

Equity  in  losses  from  operating
limited  partnerships not recognizable
under  the equity method of accounting
(see note A).                               (2,828,349)         (216,335)        (134,663)

Other                                           17,220            (2,207)          35,009
                                      ---------------- ----------------- ----------------
Equity per operating partnerships'
   combined financial statements      $      6,479,875 $       1,177,413 $      5,959,681
                                      ================ ================= ================

        Boston Capital Tax Credit Fund Limited Partnership
                   Series 1 through Series 6

             NOTES TO FINANCIAL STATEMENTS - CONTINUED

                   March 31, 1997, 1996 and 1995

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

   The combined summarized balance sheets of the operating limited partnerships at December 31, 1996 are as follows:

                     COMBINED SUMMARIZED BALANCE SHEETS

                                               Total          Series 1        Series 2         Series 3
                                        ----------------   ------------    ------------   ----------------
               ASSETS
Buildings and improvements, net of
   accumulated depreciation             $    248,413,255   $ 38,723,301    $ 21,659,521   $     62,137,813
Land                                          14,347,370      1,572,689       1,123,628          3,941,232
Other assets                                  17,051,869      2,754,002       1,386,454          3,766,821
                                        ----------------   ------------    ------------   ----------------
                                        $    279,812,494   $ 43,049,992    $ 24,169,603   $     69,845,866
                                        ================   ============    ============   ================

LIABILITIES AND PARTNERS' CAPITAL


Mortgages and construction loans
   payable                              $    218,123,153   $ 42,726,091    $ 18,785,283   $     54,670,221

Accounts payable and accrued expenses         24,262,140      8,602,237         912,612          4,533,106
Other liabilities                             22,166,872      2,331,030       2,472,772          4,347,752
                                        ----------------   ------------    ------------   ----------------
                                             264,552,165     53,659,358      22,170,667         63,551,079
                                        ----------------   ------------    ------------   ----------------

PARTNERS' CAPITAL

   Boston Capital Tax Credit Fund
       Limited Partnership                     9,823,071     (7,215,066)        635,843          4,773,279
   Other partners                              5,437,258     (3,394,300)      1,363,093          1,521,508
                                        ----------------   ------------    ------------   ----------------
                                              15,260,329    (10,609,366)      1,998,936          6,294,787
                                        ----------------   ------------    ------------   ----------------
                                        $    279,812,494   $ 43,049,992    $ 24,169,603   $     69,845,866
                                        ================   ============    ============   ================

        Boston Capital Tax Credit Fund Limited Partnership
                   Series 1 through Series 6

             NOTES TO FINANCIAL STATEMENTS - CONTINUED

                   March 31, 1997, 1996 and 1995

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

   The combined summarized balance sheets of the operating limited partnerships at December 31, 1996 are as follows:

               COMBINED SUMMARIZED BALANCE SHEETS - CONTINUED

                                             Series 4           Series 5           Series 6
                                        ----------------   ----------------   ----------------
                ASSETS
Buildings and improvements, net of
   accumulated depreciation             $     70,447,916   $     17,151,479   $     38,293,225
Land                                           4,061,697            880,396          2,767,728
Other assets                                   4,804,147            514,570          3,825,875
                                        ----------------   ----------------   ----------------
                                        $     79,313,760   $     18,546,445   $     44,886,828
                                        ================   ================   ================
   LIABILITIES AND PARTNERS' CAPITAL

Mortgages and construction loans
   payable                              $     54,602,029   $     14,072,084   $     33,267,445
Accounts payable and accrued expenses          7,353,155            933,198          1,927,832
Other liabilities                              7,837,092          1,572,092          3,606,134
                                        ----------------   ----------------   ----------------
                                              69,792,276         16,577,374         38,801,411
                                        ----------------   ----------------   ----------------
PARTNERS' CAPITAL

   Boston Capital Tax Credit Fund
       Limited Partnership                     5,499,855            852,324          5,276,836
   Other partners                              4,021,629          1,116,747            808,581
                                        ----------------   ----------------   ----------------
                                               9,521,484          1,969,071          6,085,417
                                        ----------------   ----------------   ----------------
                                        $     79,313,760   $     18,546,445   $     44,886,828
                                        ================   ================   ================

        Boston Capital Tax Credit Fund Limited Partnership
                   Series 1 through Series 6

             NOTES TO FINANCIAL STATEMENTS - CONTINUED

                   March 31, 1997, 1996 and 1995

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

   The combined summarized balance sheets of the operating limited partnerships at December 31, 1995 are as follows:

               COMBINED SUMMARIZED BALANCE SHEETS - CONTINUED

                                              Total          Series 1          Series 2         Series 3
                                        --------------   --------------    --------------   --------------
                ASSETS
Buildings and improvements, net of
   accumulated depreciation             $  276,339,830   $   40,632,051    $   22,211,962   $   64,919,455
Land                                        14,410,152        1,572,689         1,123,628        3,930,014
Other assets                                17,411,358        2,674,197         1,334,559        3,736,024
                                        --------------   --------------    --------------   --------------
                                        $  308,161,340   $   44,878,937    $   24,670,149   $   72,585,493
                                        ==============   ==============    ==============   ==============

LIABILITIES AND PARTNERS' CAPITAL


Mortgages and construction loans
   payable                              $  226,352,153   $   40,105,177    $   16,199,860   $   55,367,692
Accounts payable and accrued expenses       31,518,943        7,598,609         2,490,068        5,757,991
Other liabilities                           24,481,296        5,004,944         3,728,164        3,570,767
                                        --------------   --------------    --------------   --------------
                                           282,352,392       52,708,730        22,418,092       64,696,450
                                        --------------   --------------    --------------   --------------
PARTNERS' CAPITAL

   Boston Capital Tax Credit Fund
       Limited Partnership                  15,623,129       (5,144,509)        1,541,631        5,609,038
   Other partners                           10,185,819       (2,685,284)          710,426        2,280,005
                                        --------------   --------------    --------------   --------------
                                            25,808,948       (7,829,793)        2,252,057        7,889,043
                                        --------------   --------------    --------------   --------------
                                        $  308,161,340   $   44,878,937    $   24,670,149   $   72,585,493
                                        ==============   ==============    ==============   ==============

        Boston Capital Tax Credit Fund Limited Partnership
                   Series 1 through Series 6

             NOTES TO FINANCIAL STATEMENTS - CONTINUED

                   March 31, 1997, 1996 and 1995

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

   The combined summarized balance sheets of the operating limited partnerships at December 31, 1995 are as follows:

               COMBINED SUMMARIZED BALANCE SHEETS - CONTINUED

                                             Series 4           Series 5           Series 6
                                        ----------------   ----------------   ----------------
                ASSETS
Buildings and improvements, net of
   accumulated depreciation             $     82,312,410   $     17,568,067   $     48,695,885
Land                                           4,098,697            880,396          2,804,728
Other assets                                   5,048,781            522,944          4,094,853
                                        ----------------   ----------------   ----------------
                                        $     91,459,888   $     18,971,407   $     55,595,466
                                        ================   ================   ================

LIABILITIES AND  PARTNERS' CAPITAL

Mortgages and construction loans
   payable                              $     62,696,478   $     11,525,516   $     40,457,430
Accounts payable and accrued expenses         10,017,923          2,413,512          3,240,840
Other liabilities                              6,382,319          3,189,112          2,605,990
                                        ----------------   ----------------   ----------------
                                              79,096,720         17,128,140         46,304,260
                                        ----------------   ----------------   ----------------
PARTNERS' CAPITAL

   Boston Capital Tax Credit Fund
       Limited Partnership                     6,479,875          1,177,413          5,959,681
   Other partners                              5,883,293            665,854          3,331,525
                                        ----------------   ----------------   ----------------
                                              12,363,168          1,843,267          9,291,206
                                        ----------------   ----------------   ----------------
                                        $     91,459,888   $     18,971,407   $     55,595,466
                                        ================   ================   ================

        Boston Capital Tax Credit Fund Limited Partnership
                   Series 1 through Series 6

             NOTES TO FINANCIAL STATEMENTS - CONTINUED

                   March 31, 1997, 1996 and 1995

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

   The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 1996 are as follows:

                COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

                                              Total          Series 1          Series 2         Series 3
                                        --------------   --------------    --------------   --------------
Revenues
   Rental                               $   31,275,610   $    5,275,820    $    1,745,062   $    6,972,510
   Interest and other                        1,396,112          154,876           101,243          268,427
   Gain on extinguishment of debt           19,502,788                -                 -        1,980,910
                                        --------------   --------------    --------------   --------------
                                            52,174,510        5,430,696         1,846,305        9,221,847
                                        --------------   --------------    --------------   --------------
Expenses
   Interest                                 13,097,177        1,415,840         1,006,475        2,842,588
   Depreciation and amortization            12,569,585        2,037,600           602,619        2,936,807
   Taxes and insurance                       4,210,846          861,479           292,086          907,420
   Repairs and maintenance                   5,769,844        1,164,155           429,013        1,394,625
   Operating expenses                       11,192,025        2,610,129           673,831        2,419,536
   Other expenses                            1,142,044          117,303           137,158          246,770
   Impairment loss                          16,849,150                -                 -                -
                                        --------------   --------------    --------------   --------------
                                            64,830,671        8,206,506         3,141,182       10,747,746
                                        --------------   --------------    --------------   --------------
   NET LOSS                             $  (12,656,161)  $   (2,775,810)   $   (1,294,877)  $   (1,525,899)
                                        ==============   ==============    ==============   ==============

Net loss allocated to Boston Capital
   Tax Credit Fund Limited
   Partnership*                         $   (5,741,921)  $   (2,070,557)   $     (671,827)  $   (1,028,871)
                                        ==============   ==============    ==============   ==============

Net loss allocated to other partners    $   (6,914,240)  $     (705,253)   $     (623,050)  $     (497,028)
                                        ==============   ==============    ==============   ==============

*  Amounts  include  $1,810,249,  $379,097, $1,011,837,  $842,476, $210,989,
   and $33,953 for Series 1, Series 2, Series 3, Series 4, Series 5, and Series 6, respectively, of loss not recognized under the equity method of accounting as described in note A.

        Boston Capital Tax Credit Fund Limited Partnership
                   Series 1 through Series 6

             NOTES TO FINANCIAL STATEMENTS - CONTINUED

                   March 31, 1997, 1996 and 1995

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

   The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 1996 are as follows:

          COMBINED SUMMARIZED STATEMENTS OF OPERATIONS - CONTINUED

                                             Series 4           Series 5           Series 6
                                        ----------------   ----------------   ----------------
Revenues
   Rental                               $      8,985,682   $      1,416,152   $      6,880,384
   Interest and other                            424,899            144,752            301,915
   Gain on extinguishment of debt             10,435,603                  -          7,086,275
                                        ----------------   ----------------   ----------------
                                              19,846,184          1,560,904         14,268,574
                                        ----------------   ----------------   ----------------
Expenses
   Interest                                    3,926,316          1,113,307          2,792,651
   Depreciation and amortization               4,048,017            457,636          2,486,906
   Taxes and insurance                         1,161,046            211,844            776,971
   Repairs and maintenance                     1,467,094            341,239            973,718
   Operating expenses                          3,212,693            541,437          1,734,399
   Other expenses                                422,554             38,937            179,322
   Impairment loss                             8,424,575                  -          8,424,575
                                        ----------------   ----------------   ----------------
                                              22,662,295          2,704,400         17,368,542
                                        ----------------   ----------------   ----------------
   NET LOSS                             $     (2,816,111)  $     (1,143,496)  $     (3,099,968)
                                        ================   ================   ================
Net loss allocated to Boston Capital
   Tax Credit Fund Limited
   Partnership*                         $       (962,731)  $       (325,089)  $       (682,846)
                                        ================   ================   ================
Net loss allocated to other partners    $     (1,853,380)  $       (818,407)  $     (2,417,122)
                                        ================   ================   ================

*  Amounts  include  $1,810,249,  $379,079, $1,011,837,  $842,476, $210,989,
   and $33,953 for Series 1, Series 2, Series 3, Series 4, Series 5, and Series 6, respectively, of loss not recognized under the equity method of accounting as described in note A.

        Boston Capital Tax Credit Fund Limited Partnership
                   Series 1 through Series 6

             NOTES TO FINANCIAL STATEMENTS - CONTINUED

                   March 31, 1997, 1996 and 1995

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

   The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 1995 are as follows:

          COMBINED SUMMARIZED STATEMENTS OF OPERATIONS - CONTINUED

                                              Total          Series 1          Series 2         Series 3
                                        --------------   --------------    --------------   --------------
Revenues
   Rental                               $   30,244,559   $    5,619,115    $    1,224,620   $    7,001,752
   Interest and other                        2,394,577          329,667           139,405          756,180
                                        --------------   --------------    --------------   --------------
                                            32,639,136        5,948,782         1,364,025        7,757,932
                                        --------------   --------------    --------------   --------------
Expenses
   Interest                                 13,652,068        1,848,758         1,125,703        2,900,609
   Depreciation and amortization            12,151,535        2,065,977           591,658        3,032,909
   Taxes and insurance                       4,299,220          843,601           254,872          962,656
   Repairs and maintenance                   4,997,543          794,888           348,447        1,291,119
   Operating expenses                       11,903,125        3,052,320           501,825        2,666,659
   Other expenses                              830,096          129,278           102,978          194,855
                                        --------------   --------------    --------------   --------------
                                            47,833,587        8,734,822         2,925,483       11,048,807
                                        --------------   --------------    --------------   --------------
   NET LOSS                             $  (15,194,451)  $   (2,786,040)   $   (1,561,458)  $   (3,290,875)
                                        ==============   ==============    ==============   ==============

Net loss allocated to Boston Capital
   Tax Credit Fund Limited
   Partnership*                         $   (9,216,371)  $   (2,061,773)   $     (925,161)  $   (2,635,420)
                                        ==============   ==============    ==============   ==============

Net loss allocated to other partners    $   (5,978,080)  $     (724,267)   $     (636,297)  $     (655,455)
                                        ==============   ==============    ==============   ==============

*  Amounts  include  $1,679,077, $677,898, $726,908, $744,126, $216,335, and
   $30,919 for Series 1, Series 2, Series 3, Series 4, Series 5, and Series 6, respectively, of loss not recognized under the equity method of accounting as described in note A.

        Boston Capital Tax Credit Fund Limited Partnership
                   Series 1 through Series 6

             NOTES TO FINANCIAL STATEMENTS - CONTINUED

                   March 31, 1997, 1996 and 1995

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

   The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 1995 are as follows:

          COMBINED SUMMARIZED STATEMENTS OF OPERATIONS - CONTINUED

                                             Series 4           Series 5           Series 6
                                        ----------------   ----------------   ----------------
Revenues
   Rental                               $      9,042,458   $        826,296   $      6,530,318
   Interest and other                            859,386            115,011            194,928
                                        ----------------   ----------------   ----------------
                                               9,901,844            941,307          6,725,246
                                        ----------------   ----------------   ----------------
Expenses
   Interest                                    4,204,170          1,046,979          2,525,849
   Depreciation and amortization               3,795,840            439,037          2,226,114
   Taxes and insurance                         1,207,491            181,794            848,806
   Repairs and maintenance                     1,339,107            288,833            935,149
   Operating expenses                          3,482,881            323,522          1,875,918
   Other expenses                                245,174             67,475             90,336
                                        ----------------   ----------------   ----------------
                                              14,274,663          2,347,640          8,502,172
                                        ----------------   ----------------   ----------------
   NET LOSS                             $     (4,372,819)  $     (1,406,333)  $     (1,776,926)
                                        ================   ================   ================
Net loss allocated to Boston Capital
   Tax Credit Fund Limited
   Partnership*                         $     (2,465,770)  $       (460,009)  $       (668,238)
                                        ================   ================   ================
Net loss allocated to other partners    $     (1,907,049)  $       (946,324)  $     (1,108,688)
                                        ================   ================   ================

*  Amounts  include  $1,679,077, $677,898, $726,908, $744,126, $216,335, and
   $30,919 for Series 1, Series 2, Series 3, Series 4, Series 5, and Series 6, respectively, of loss not recognized under the equity method of accounting as described in note A.

        Boston Capital Tax Credit Fund Limited Partnership
                   Series 1 through Series 6
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                   March 31, 1997, 1996 and 1995


NOTE D - RECONCILIATION OF FINANCIAL STATEMENT NET LOSS TO INCOME TAX RETURN

   The partnership's net loss for financial reporting and income tax return purposes for the year ended March 31, 1997 is reconciled as follows:

                                              Total          Series 1          Series 2         Series 3
                                        --------------   --------------    --------------   --------------
Net loss for financial reporting
   purposes                             $   (2,525,171)  $     (460,132)   $     (378,988)  $     (315,542)

Add:   Related party expenses                  333,310              195           266,496           24,916
   Other                                       855,708            6,135            11,469                -

   Excess of book depreciation over
       tax depreciation on operating
       limited partnership                           -                -                 -                -

Less:  Excess of tax depreciation over
       book depreciation on operating
       limited partnership assets             (446,187)         (20,151)         (158,776)         (61,921)

   Operating limited partnership loss
       not allowed for financial
       reporting under equity method
       of accounting                        (4,288,601)      (1,810,249)         (379,097)      (1,011,837)
   Other                                      (595,522)               -                 -           (5,190)
   Related party expenses                      (51,096)               -                 -                -


Difference due to fiscal year for
   business purposes and calendar
   year for tax purposes                        85,147            1,185               (20)          79,918


Partnership management fees not
   deductible for tax purposes until
   paid                                        954,708          180,864            69,240          269,988
                                        --------------   --------------    --------------   --------------

Loss for income tax return purposes,
   year ended December 31, 1996         $   (5,677,704)  $   (2,102,153)   $     (569,676)  $   (1,019,668)
                                        ==============   ==============    ==============   ==============

        Boston Capital Tax Credit Fund Limited Partnership
                   Series 1 through Series 6

             NOTES TO FINANCIAL STATEMENTS - CONTINUED

                   March 31, 1997, 1996 and 1995


NOTE D - RECONCILIATION OF FINANCIAL STATEMENT NET LOSS TO INCOME TAX RETURN
         (Continued)

   The partnership's net loss for financial reporting and income tax return purposes for the year ended March 31, 1997 is reconciled as follows:

                                             Series 4           Series 5           Series 6
                                        ----------------   ----------------   ----------------
Net loss for financial reporting
   purposes                             $       (401,344)  $       (164,276)  $       (804,889)

Add:   Related party expenses                     24,168             17,535                  -
   Other                                         531,575            151,058            155,471

   Excess of book depreciation over
       tax depreciation on operating
       limited partnership                             -                  -                  -

Less:  Excess of tax depreciation over
       book depreciation on operating
       limited partnership assets                (99,099)           (44,543)           (61,697)

   Operating limited partnership loss
       not allowed for financial
       reporting under equity method
       of accounting                            (842,476)          (210,989)           (33,953)
   Other                                        (171,294)                 -           (419,038)
   Related party expenses                              -             (2,080)           (49,016)

Difference due to fiscal year for
   book purposes and calendar year
   for tax purposes                               (2,996)               (38)             7,098

Partnership management fees not
   deductible for tax purposes until
   paid                                          250,884             39,456            144,276
                                        ----------------   ----------------   ----------------
Loss for income tax return purposes,
   year ended December 31, 1996         $       (710,582)  $       (213,877)  $     (1,061,748)
                                        ================   ================   ================

        Boston Capital Tax Credit Fund Limited Partnership
                   Series 1 through Series 6

             NOTES TO FINANCIAL STATEMENTS - CONTINUED

                   March 31, 1997, 1996 and 1995


NOTE D - RECONCILIATION OF FINANCIAL STATEMENT NET LOSS TO INCOME TAX RETURN
        (Continued)

   The partnership's net loss for financial reporting and income tax return purposes for the year ended March 31, 1996 is reconciled as follows:

                                              Total          Series 1          Series 2         Series 3
                                        --------------   --------------    --------------   --------------
Net loss for financial reporting
   purposes                             $   (6,196,909)  $     (579,983)   $     (338,771)  $   (2,209,706)

Add:   Related party expenses                   62,606                -                 -                -
   Other                                       586,858          168,952           166,662           15,935

   Excess of book depreciation over
       tax depreciation on operating
       limited partnership                           -                -                 -                -

Less:  Excess of tax
       depreciation over book
       depreciation on operating limited
       partnership assets                     (487,145)         (20,202)         (136,686)         (23,510)

   Operating limited partnership loss
       not allowed for financial
       reporting under equity method
       of accounting                        (4,075,263)      (1,679,077)         (677,898)        (726,908)
   Other                                      (345,874)               -                 -         (215,253)
   Related party expenses                      (52,072)               -            (7,264)         (41,054)

Difference due to fiscal year for
   book purposes and calendar year
   for tax purposes                          1,068,908           26,300           295,894          (63,437)

Partnership management fees not
   deductible for tax purposes until
   paid                                        792,327          162,093            67,136          260,115
                                        --------------   --------------    --------------   --------------
Loss for income tax return purposes,
   year ended December 31, 1995         $   (8,646,564)  $   (1,921,917)   $     (630,927)  $   (3,003,818)
                                        ==============   ==============    ==============   ==============

        Boston Capital Tax Credit Fund Limited Partnership
                   Series 1 through Series 6

             NOTES TO FINANCIAL STATEMENTS - CONTINUED

                   March 31, 1997, 1996 and 1995


NOTE D - RECONCILIATION OF FINANCIAL STATEMENT NET LOSS TO INCOME TAX RETURN
         (Continued)

   The partnership's net loss for financial reporting and income tax return purposes for the year ended March 31, 1996 is reconciled as follows:

                                             Series 4           Series 5           Series 6
                                        ----------------   ----------------   ----------------
Net loss for financial reporting
   purposes                             $     (2,005,716)  $       (295,000)  $       (767,733)

Add:   Related party expenses                     56,688                  -              5,918
   Other                                         124,808            110,501                  -

   Excess of book depreciation over
       tax depreciation on operating
       limited partnership                             -                  -                  -

Less:  Excess of tax depreciation over
       book depreciation on operating
       limited partnership assets                (80,873)           (36,456)          (189,418)

   Operating limited partnership loss
       not allowed for financial
       reporting under equity method
       of accounting                            (744,126)          (216,335)           (30,919)
   Other                                               -                  -           (130,621)
   Related party expenses                              -             (3,754)                 -

Difference due to fiscal year for
   book purposes and calendar year
   for tax purposes                               (1,069)           214,681            596,539

Partnership management fees not
   deductible for tax purposes until
   paid                                          245,494            (51,544)           109,033
                                        ----------------   ----------------   ----------------
Loss for income tax return purposes,
   year ended December 31, 1995         $     (2,404,794)  $       (277,907)  $       (407,201)
                                        ================   ================   ================

        Boston Capital Tax Credit Fund Limited Partnership
                   Series 1 through Series 6

             NOTES TO FINANCIAL STATEMENTS - CONTINUED

                   March 31, 1997, 1996 and 1995


NOTE D - RECONCILIATION OF FINANCIAL STATEMENT NET LOSS TO INCOME TAX RETURN
        (Continued)

   The difference between the investments in operating limited partnerships for tax purposes and financial statements purposes are primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 1997, the differences are as follows:

                                              Total          Series 1          Series 2         Series 3

                                        --------------   --------------    --------------   --------------
Investment in operating limited
   partnerships - tax return December
   31, 1996                             $    9,769,059   $   (6,201,583)   $    2,233,010   $    3,046,577

Add back losses not recognized under
   the equity method                        16,312,454        7,443,282         1,069,447        3,532,960

Historic tax credits                         5,438,567                -                 -        1,754,704

Less share of loss - three months
   ended March 31, 1997                     (1,466,033)        (667,397)                -         (798,636)

Other                                       (4,126,541)        (456,553)       (1,150,023)         (54,408)
                                        --------------   --------------    --------------   --------------
Investment in operating limited
   partnerships - as reported           $   25,927,506   $      117,749    $    2,152,434   $    7,481,197
                                        ==============   ==============    ==============   ==============

        Boston Capital Tax Credit Fund Limited Partnership
                   Series 1 through Series 6

             NOTES TO FINANCIAL STATEMENTS - CONTINUED

                   March 31, 1997, 1996 and 1995


NOTE D - RECONCILIATION OF FINANCIAL STATEMENT NET LOSS TO INCOME TAX RETURN
         (Continued)

   The difference between the investments in operating limited partnerships for tax purposes and financial statements purposes are primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 1997, the differences are as follows:

                                             Series 4           Series 5           Series 6
                                        ----------------   ----------------   ----------------
Investment in operating limited
   partnerships - tax return December
   31, 1996                             $      4,760,005   $      1,871,291   $      4,059,759

Add back losses not recognized under
   the equity method                           3,670,825            427,324            168,616

Historic tax credits                           3,125,698                  -            558,165

Less share of loss - three months
   ended March 31, 1997                                -                  -                  -

Other                                         (1,755,113)          (990,444)           280,000
                                        ----------------   ----------------   ----------------
Investment in operating limited
   partnerships - as reported           $      9,801,415   $      1,308,171   $      5,066,540
                                        ================   ================   ================

        Boston Capital Tax Credit Fund Limited Partnership
                   Series 1 through Series 6

             NOTES TO FINANCIAL STATEMENTS - CONTINUED

                   March 31, 1997, 1996 and 1995


NOTE D - RECONCILIATION OF FINANCIAL STATEMENT NET LOSS TO INCOME TAX RETURN
        (Continued)

   The difference between the investments in operating limited partnerships for tax purposes and financial statements purposes are primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 1996, the differences are as follows:

                                              Total          Series 1          Series 2         Series 3
                                        --------------   --------------    --------------   --------------
Investment in operating limited
   partnerships - tax return December
   31, 1995                             $   15,352,456   $   (4,117,204)   $    2,785,648   $    4,043,285

Add back losses not recognized under
   the equity method                        12,023,853        5,633,033           690,350        2,521,123

Historic tax credits                         5,438,567                -                 -        1,754,704

Less share of loss - three months
   ended March 31, 1996                     (1,466,033)        (667,397)                -         (798,636)

Other                                       (3,953,243)        (470,375)       (1,030,834)         (19,516)
                                        --------------   --------------    --------------   --------------
Investment in operating limited
   partnerships - as reported           $   27,395,600   $      378,057    $    2,445,164   $    7,500,960
                                        ==============   ==============    ==============   ==============

        Boston Capital Tax Credit Fund Limited Partnership
                   Series 1 through Series 6

             NOTES TO FINANCIAL STATEMENTS - CONTINUED

                   March 31, 1997, 1996 and 1995


NOTE D - RECONCILIATION OF FINANCIAL STATEMENT NET LOSS TO INCOME TAX RETURN
         (Continued)

   The difference between the investments in operating limited partnerships for tax purposes and financial statements purposes are primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 1996, the differences are as follows:

                                             Series 4          Series 5          Series 6
                                        ---------------   ---------------   ----------------
Investment in operating limited
   partnerships - tax return December
   31, 1995                             $     5,449,432   $     2,074,410   $      5,116,885

Add back losses not recognized under
   the equity method                          2,828,349           216,335            134,663

Historic tax credits                          3,125,698                 -            558,165

Less share of loss - three months
   ended March 31, 1997                               -                 -                  -

Other                                        (1,469,764)         (868,474)           (94,280)
                                        ---------------   ---------------   ----------------
Investment in operating limited
   partnerships - as reported           $     9,933,715   $     1,422,271   $      5,715,433
                                        ===============   ===============   ================

        Boston Capital Tax Credit Fund Limited Partnership
                   Series 1 through Series 6

             NOTES TO FINANCIAL STATEMENTS - CONTINUED

                   March 31, 1997, 1996 and 1995


NOTE D - RECONCILIATION OF FINANCIAL STATEMENT NET LOSS TO INCOME TAX RETURN
        (Continued)

   The partnership's net loss for financial reporting and income tax return purposes for the year ended March 31, 1995 is reconciled as follows:

                                              Total          Series 1          Series 2         Series 3
                                        --------------   --------------    --------------   --------------
Net loss for financial reporting
   purposes                             $   (7,813,649)  $     (752,057)   $     (812,596)  $   (2,467,766)

Add:   Related party expenses                  147,275            1,854           (25,063)           2,940
   Other                                       959,598          216,212            15,554          193,558

   Excess of book depreciation over
       tax depreciation on operating
       limited partnership                     181,269                -                 -           29,604

Less:  Excess of tax depreciation
       over book depreciation on
       operating limited partnership
       assets                                 (286,125)         (19,067)         (106,206)               -
   Operating limited partnership loss
       not allowed for financial
       reporting under equity method
       of accounting                        (3,470,176)      (1,720,803)          (12,452)        (589,834)
   Other                                       357,325                -           238,174          (13,318)

Difference due to fiscal year for
   business purposes and calendar
   year for tax purposes                       (53,725)         (66,147)           (1,277)          65,127
Partnership management fees not
   deductible for tax purposes until
   paid                                        909,333          169,824            69,090          260,024
                                        --------------   --------------    --------------   --------------
Loss for income tax return purposes,
   year ended December 31, 1994         $   (9,068,875)  $   (2,170,184)   $     (634,776)  $   (2,519,665)
                                        ==============   ==============    ==============   ==============

        Boston Capital Tax Credit Fund Limited Partnership
                   Series 1 through Series 6

             NOTES TO FINANCIAL STATEMENTS - CONTINUED

                   March 31, 1997, 1996 and 1995


NOTE D - RECONCILIATION OF FINANCIAL STATEMENT NET LOSS TO INCOME TAX RETURN
        (Continued)

   The partnership's net loss for financial reporting and income tax return purposes for the year ended March 31, 1995 is reconciled as follows:

                                             Series 4           Series 5           Series 6
                                        ----------------   ----------------   ----------------
Net loss for financial reporting
   purposes                             $     (2,449,706)  $       (441,513)  $       (890,011)

Add:   Related party expenses                     15,956                  -            151,588
   Other                                         407,817              6,292            120,165
   Excess of book depreciation over
       tax depreciation on operating
       limited partnership                       151,665                  -                  -

Less:  Excess of tax depreciation over
       book depreciation on operating limited
       partnership assets                              -            (44,240)          (116,612)
   Operating limited partnership loss
       not allowed for financial
       reporting under equity method
       of accounting                          (1,108,937)                 -            (38,150)
   Other                                               -            132,469                  -

Difference due to fiscal year for
   book purposes and calendar year
   for tax purposes                              (15,830)           (47,047)            11,449
Partnership management fees not
   deductible for tax purposes until
   paid                                          235,313             39,456            135,626
                                        ----------------   ----------------   ----------------
Loss for income tax return purposes,
   year ended December 31, 1994         $     (2,763,722)  $       (354,583)  $       (625,945)
                                        ================   ================   ================

        Boston Capital Tax Credit Fund Limited Partnership
                   Series 1 through Series 6

             NOTES TO FINANCIAL STATEMENTS - CONTINUED

                   March 31, 1997, 1996 and 1995

NOTE E - CASH EQUIVALENTS

   Cash equivalents of $224,012 and $280,390 as of March 31, 1997 and 1996, respectively, include a repurchase agreement and a money market account with interest rates ranging from 2.70% to 2.84% per annum.



                               Boston Capital Tax Credit Fund Limited Partnership - Series 1
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1997

                                              Subsequent
                               Initial       capitalized   Gross amount at which
                            cost to company     costs**   carried at close of period
                            ---------------  -----------  --------------------------
                                   Buildings                     Buildings               Accum.   Con-    Acq-   Depre-
                 Encum-             and im-     Improve-          and im-                Depre-   struct  uired  ciation
Description     brances    Land    provements    ments    Land   provements    Total     ciation  Date    Date   Life
------------------------------------------------------------------------------------------------------------------------
Apple
Hill, LP       1,488,468  56,000   1,857,492     9,395   56,000   1,866,887   1,922,887    589,965   1/88   2/89   7-27.5

Bolivar
Manor LP         880,921 111,316     999,415    31,840  111,316   1,031,255   1,142,571    367,457  11/88   1/89     27.5

Briarwood
Vero Bch.      1,481,980  96,546   1,866,664     4,059   96,546   1,870,723   1,967,269    409,488   8/89   1/89       40

Coldwater
Ltd.
Dividend Hsg.    938,420  35,750   1,203,836       (8)*  35,750   1,203,828   1,239,578    404,884   7/89  12/88   5-27.5

Conneaut, Ltd. 1,174,880  50,000   1,439,961    19,586   50,000   1,459,547   1,509,547    544,353   4/88   1/89     27.5

Country
Vlg. Assoc.    3,182,465 179,385   3,843,452    25,746  179,385   3,869,198   4,048,583  1,097,373   4/89   1/89   5-27.5

Elk Rapids II
Apts. Co.        740,289  37,000     929,264     8,191   37,000     937,455     974,455    325,938   2/89  12/88   5-27.5

                                                        -F -61-


                               Boston Capital Tax Credit Fund Limited Partnership - Series 1
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1997

                                              Subsequent
                               Initial       capitalized   Gross amount at which
                            cost to company     costs**   carried at close of period
                            ---------------  -----------  --------------------------
                                   Buildings                     Buildings               Accum.   Con-    Acq-   Depre-
                 Encum-             and im-     Improve-          and im-                Depre-   struct  uired  ciation
Description     brances    Land    provements    ments    Land   provements    Total     ciation  Date    Date   Life
-------------------------------------------------------------------------------------------------------------------------
Genesee
Commons
Assoc. LP      8,380,509 250,000   11,622,137   129,994  250,000  11,752,131  12,002,131  3,390,541  12/88  11/88   5-27.5

Geneva, Ltd.   1,190,074  60,300    1,450,936    17,584   60,300   1,468,520   1,528,820    549,737   8/88   1/89   7-27.5

Green Acres
of Yulee       1,483,297  90,650    1,908,145  (355,085)  90,650   1,553,060   1,643,710    473,622   8/89   1/89   5-27.5

Inglewood
Meadows        1,490,624 123,200    1,886,119     9,136  123,200   1,895,255   2,018,455    592,533  11/88  12/88     27.5

Kingston
Property
Assoc.         5,184,279  50,000    6,024,746   279,243   50,000   6,303,989   6,353,989  2,047,014   6/89  12/88     27.5

Riverside Pl.
Dividend Hsg.    966,177  65,200    1,202,452     2,335   65,200   1,204,787   1,269,987    415,204   7/89  12/88   5-27.5

Townhomes
Minnehaha Ct.  1,130,421  64,828    1,766,883   (17,121)* 64,827   1,749,762   1,814,589    542,827  11/88  11/88   5-27.5

Unity Park     9,180,806  99,000   11,179,460   754,177   99,000  11,933,637  12,032,637  3,115,378  12/90   4/89   5-27.5


                                                           -F -62-

                               Boston Capital Tax Credit Fund Limited Partnership - Series 1
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1997

                                              Subsequent
                               Initial       capitalized   Gross amount at which
                            cost to company     costs**   carried at close of period
                            ---------------  -----------  --------------------------
                                   Buildings                     Buildings               Accum.   Con-    Acq-   Depre-
                 Encum-             and im-     Improve-          and im-                Depre-   struct  uired  ciation
Description     brances    Land    provements    ments    Land   provements    Total     ciation  Date    Date   Life
-------------------------------------------------------------------------------------------------------------------------
Virginia
Circle LP        661,800  44,936    1,096,944   (10,716)* 44,936   1,086,228   1,131,164    366,255   6/88  11/88   5-27.5

Wewahitchka Ltd. 713,422  28,179      950,637         1   28,179     950,638     978,817    314,575   6/88  12/88   5-27.5

Wood Creek
Manor Ltd.
Dividend         966,635  10,000    1,274,577     4,711   10,000   1,279,288   1,289,288    434,119   7/89  12/88   5-27.5


Woodland
Terrace        1,490,624   120,400  1,885,256    7,391   120,400   1,892,647   2,013,047    604,271  11/88  12/88   5-27.5
              ---------- --------- ----------  ------- ---------  ----------  ---------- ----------
              42,726,091 1,572,690 54,388,376  920,459 1,572,689  55,308,835  56,881,524 16,585,534
              ========== ========= ==========  ======= =========  ==========  ========== ==========


Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31,
1996.

*Decrease due to reallocation of acquisition costs.









                                                           -F -63-

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


                                    -F -64-




Notes to Schedule III
Boston Capital Tax Credit Fund Limited Partnership - Series 1

Reconciliation of Land, Building & Improvements current year changes - continued

Balance at close of period - 3/31/95 ............................$ 56,627,677

  Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................           0
    Improvements, etc................................     561,834
    Other............................................           0
                                                      -----------
                                                                 $    561,834
  Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................    (404,688)
                                                      -----------
                                                                 $   (404,688)
                                                                  -----------
Balance at close of period - 03/31/96............................$ 56,784,823

  Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................           0
    Improvements, etc................................      96,701
    Other............................................           0
                                                      -----------
                                                                 $     96,701
  Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................           0
                                                      -----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/97............................$ 56,881,524
                                                                  ===========




















                                      -F -65-
Notes to Schedule III - Continued
Boston Capital Tax Credit Fund Limited Partnership - Series 1

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

  Current year expense..................................$2,061,874
                                                         ---------

Balance at close of period - 3/31/95..............................$12,621,866

  Current year expense..................................$1,958,217
                                                         ---------

Balance at close of period - 3/31/96..............................$14,580,083

  Current year expense..................................$2,005,451
                                                         ---------

Balance at close of period - 3/31/97..............................$16,585,534
                                                                   ==========
























                                    -F -66-

                               Boston Capital Tax Credit Fund Limited Partnership - Series 2
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1997

                                             Subsequent
                              Initial        capitalized      Gross amount at which
                           cost to company     costs**      carried at close of period
                           ---------------   -----------   -----------------------------
                                  Buildings                         Buildings                Accum.    Con-    Acq-   Depre-
                Encum-            and im-      Improve-              and im-                 Depre-    struct  uired  ciation
Description    brances    Land   provements     ments        Land   provements    Total     ciation   Date    Date   Life
-----------------------------------------------------------------------------------------------------------------------------
Annadale
Apts.       9,377,615   794,249   3,448,985   8,731,165    226,000  12,180,150  12,406,150 1,396,814    6/90    9/90    5-50

Calexico
Village
Apts.       1,574,514   189,545   2,140,711       4,211    189,545   2,144,922   2,334,467   290,072    4/90    2/90    5-50

Glenhaven
Park III      501,859   225,000     599,444     577,645    225,000   1,177,089   1,402,089   198,757   12/89   11/89      40

Glenhaven
Park IV       403,505   180,000     254,783     619,630    180,000     874,413   1,054,413   139,282    6/90   11/89      40

Herber II
Vlg. Apts.  1,096,511   135,000   1,374,347      (4,711)*  135,000   1,369,636   1,504,636   271,735    4/89    5/89    5-50

Mecca
Apts.       2,607,027    55,580   2,377,218    1,106,178    56,283   3,483,396   3,539,679   525,092    7/90   11/89    5-40

Redwood
Creek Apts. 1,779,119   100,000   2,479,092     (20,442)*  100,000   2,458,650   2,558,650   502,748   12/89    7/89    5-50

                                                           -F -67-


                               Boston Capital Tax Credit Fund Limited Partnership - Series 2
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1997

                                             Subsequent
                              Initial        capitalized      Gross amount at which
                           cost to company     costs**      carried at close of period
                           ---------------   -----------   -----------------------------
                                  Buildings                         Buildings                Accum.    Con-    Acq-   Depre-
                Encum-            and im-      Improve-              and im-                 Depre-    struct  uired  ciation
Description    brances    Land   provements     ments        Land   provements    Total     ciation   Date    Date   Life
-----------------------------------------------------------------------------------------------------------------------------

Redondo
Apts. II    1,442,728    11,800   1,145,806     743,984     11,800   1,889,790   1,901,590   594,025    7/90   12/89  5-27.5
           ---------- ---------  ----------  ----------  ---------  ----------  ---------- ---------
           18,782,878 1,691,174  13,820,386  11,757,660  1,123,628  25,578,046  26,701,674 3,918,525
           ========== =========  ==========  ==========  =========  ==========  ========== =========





Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31,
1996.

*Reduction due to a reallocation of acquisition costs and reduction of development fees.








                                                        -F -68-
Notes to Schedule III
Boston Capital Tax Credit Fund Limited Partnership - Series 2

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

                                    -F -69-


Notes to Schedule III-Continued
Boston Capital Tax Credit Fund Limited Partnership - Series 2

Reconciliation of Land, Building & Improvements current year changes-Continued

Balance at close of period - 03/31/95............................$ 25,355,417

  Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................           0
    Improvements, etc................................   1,311,862
    Other............................................           0
                                                      -----------
                                                                 $ 1,311,862
  Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................           0
                                                      -----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/96............................$ 26,667,279

Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................           0
    Improvements, etc................................      34,395
    Other............................................           0
                                                      -----------
                                                                 $     34,395
  Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................           0
                                                      -----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/97............................$ 26,701,674
                                                                  ===========















                                       -F -70-
Notes to Schedule III - Continued
Boston Capital Tax Credit Fund Limited Partnership - Series 2

Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period - 04/01/92.........................$ 1,024,113

  Current year expense..................................$  580,739
                                                         ---------

Balance at close of period - 3/31/93..............................$ 1,604,852

  Current year expense..................................$  572,977
                                                         ---------
Balance at close of period - 3/31/94..............................$ 2,177,829

  Current year expense..................................$  582,155
                                                         ---------

Balance at close of period - 3/31/95..............................$ 2,759,984

  Current year expense..................................$  571,705
                                                         ---------

Balance at close of period - 3/31/96..............................$ 3,331,689

 Current year expense..................................$  586,836
                                                         ---------

Balance at close of period - 3/31/97..............................$ 3,918,525
                                                                   ==========





















                                       -F -71-


                              Boston Capital Tax Credit Fund Limited Partnership - Series 3
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1997

                                            Subsequent
                             Initial       capitalized     Gross amount at which
                          cost to company    costs**     carried at close of period
                          ---------------  -----------  -----------------------------
                                Buildings                        Buildings               Accum.   Con-    Acq-    Depre-
                Encum-           and im-     Improve-             and im-                Depre-   struct  uired   ciation
Description    brances   Land   provements    ments       Land   provements    Total    ciation   Date    Date    Life
---------------------------------------------------------------------------------------------------------------------------

128 Park       516,977  27,000    919,215     11,804    27,000    931,019     958,019   270,575    7/88   4/89       28

Ashland
Invstmt.
Grp. II      1,784,479 165,464  2,210,076    (16,928)a 165,464  2,193,148   2,358,612   489,134    5/89   3/89     5-50

Belfast
Birches
Assocs.      1,090,423  50,000  1,370,933      5,791    50,000  1,376,724  1,426,724    299,116    5/89   5/89   5-27.5

Bowditch
School
Lodging      1,638,578  65,961  4,872,047        183    65,961  4,872,230  4,938,191  1,082,532   12/89   8/89       34

California
Investors VI 3,968,211 400,000  7,307,955    139,892 b 400,000  7,447,847  7,847,847  1,619,446    5/89   6/89       35

Carriage
Gate Apts.   1,477,266 128,480  1,816,497      5,332   128,480  1,821,829  1,950,309    518,440   11/89   6/89   7-27.5

                                                        -F -72-


                              Boston Capital Tax Credit Fund Limited Partnership - Series 3
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1997

                                            Subsequent
                             Initial       capitalized     Gross amount at which
                          cost to company    costs**     carried at close of period
                          ---------------  -----------  -----------------------------
                                Buildings                        Buildings               Accum.   Con-    Acq-    Depre-
                Encum-           and im-     Improve-             and im-                Depre-   struct  uired   ciation
Description    brances   Land   provements    ments       Land   provements    Total     ciation  Date    Date    Life
---------------------------------------------------------------------------------------------------------------------------
Central
Parkway
Towers       2,800,000       0  9,276,692     65,334         0  9,342,026  9,342,026  2,830,604   12/89   9/89   5-27.5

Colony Ct.
Apts.        1,494,443 130,000  1,819,588      4,553   130,000  1,824,141  1,954,141    539,976    6/89   4/89   7-27.5


Cruz Bay
Ltd.         1,490,247 217,600  1,729,345      8,254   217,600  1,737,599   1,955,199   514,271    2/89   2/89   5-27.5

Fylex
Housing      1,387,134 129,550  1,665,891     (3,967)  129,550  1,661,924   1,791,474   495,789    6/89   5/89     27.5

Greenwood
Apts.        1,440,268  55,000  1,824,558     20,989    55,000  1,845,547   1,900,547   605,082   8/89   3/89   7-27.5

Hidden Cove
Apts.        2,922,342 712,337  4,324,740     16,806 b 707,848  4,341,546   5,049,394 1,321,144    8/89   4/89   7-27.5

Jackson
Apts.        1,194,231 232,000  1,286,033     35,877   242,656  1,321,910   1,564,566   398,975    7/89   4/89   7-27.5

Lake North
Apts. II     1,063,573  60,000  1,340,829     (2,848)a  60,000  1,337,981   1,397,981   306,644    1/89   4/89   5-27.5
                                                        -F -73-

                             Boston Capital Tax Credit Fund Limited Partnership - Series 3
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1997

                                            Subsequent
                             Initial       capitalized     Gross amount at which
                          cost to company    costs**     carried at close of period
                          ---------------  -----------  -----------------------------
                                Buildings                        Buildings               Accum.   Con-    Acq-    Depre-
                Encum-           and im-     Improve-             and im-                Depre-   struct  uired   ciation
Description    brances   Land   provements    ments       Land   provements    Total     ciation  Date    Date    Life
---------------------------------------------------------------------------------------------------------------------------
Lake Park
LP           1,139,522  61,932  1,437,159          0    61,932  1,437,159   1,499,091   439,777    5/89   4/89   7-27.5

Lakewood
Terrace Ltd. 3,932,649 124,707  2,263,782  4,414,667   124,707  6,678,449   6,803,156 1,193,692    8/89   5/89     27.5

Lincoln
Apts.        2,546,362 177,500  3,665,480      1,787   177,500  3,667,267   3,844,767   953,961   12/88   2/89   5-27.5

Maplewood
Apts.          757,633  37,900    938,775     22,121    37,900    960,896     998,796   188,055    4/89   5/89       40

Mound
Plaza Ltd.    623,559   17,058    772,173      2,923    17,058    775,096    792,154   216,095     9/89   8/89   5-27.5

Oak Crest
Manor II      910,216   77,500  1,049,551     (2,865)a  77,500  1,046,686  1,124,186   203,927     5/89   5/89       40

Orangewood
Villas      1,482,140   98,000  1,821,138      4,058    98,000  1,825,196  1,923,196   534,456     9/89   6/89   7-27.5

Paige Hall  2,253,150  633,666  2,544,140    695,094         0  3,239,234  3,239,234   776,162     4/89   3/89   7-27.5

Pedcor
Invstmts.   4,912,834  200,000  7,448,711      7,154    200,000 7,455,865  7,655,865 1,620,100    5/89    2/89   5-27.5
                                                        -F -74-


                              Boston Capital Tax Credit Fund Limited Partnership - Series 3
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1997

                                            Subsequent
                             Initial       capitalized     Gross amount at which
                          cost to company    costs**     carried at close of period
                          ---------------  -----------  -----------------------------
                                Buildings                        Buildings               Accum.   Con-    Acq-    Depre-
                Encum-           and im-     Improve-             and im-                Depre-   struct  uired   ciation
Description    brances   Land   provements    ments       Land   provements    Total     ciation  Date    Date    Life
--------------------------------------------------------------------------------------------------------------------------
Queens
Ct. Apts.   1,211,879   92,200  2,185,579     73,794    92,200  2,259,373  2,351,573   680,946    1/89    2/89   5-27.5

Rainbow
Apts.       1,941,796  181,767  2,215,940     29,376   141,767  2,245,316  2,387,083   705,091    1/89    6/89   5-27.5

Ripon Apts.   803,249   29,040  1,016,757     13,275    29,040  1,030,032  1,059,072   338,959    7/89    3/89   5-27.5

Southport,
Ltd.          964,788   52,800  1,176,478     (1,665)a  52,800  1,174,813  1,227,613   382,307    2/89    4/89   5-27.5

Sun Village
Apts.       1,053,558   55,973  1,313,338      7,709    55,973  1,321,047  1,377,020   335,758    5/88    4/89   5-27.5

Taylor
Terrace
Apts.       1,057,248   70,994  1,277,601     17,372    70,994  1,294,973  1,365,967   483,222   11/88    4/89   5-27.5

Trinidad
Apts.        920,889    70,000  1,105,890     30,922    72,099  1,136,812  1,208,911   348,202    6/89    6/89     27.5

Vassar Apts. 922,383    60,823  1,159,060      2,540    60,823  1,161,600  1,222,423   384,041   11/89    3/89   7-27.5

Vidalia LP 1,486,172    75,000  1,887,347    (10,278)a  75,000  1,877,069  1,952,069   581,911    5/89    4/89   7-27.5

                                                           -F -75-
                              Boston Capital Tax Credit Fund Limited Partnership - Series 3
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1997

                                            Subsequent
                             Initial       capitalized     Gross amount at which
                          cost to company    costs**     carried at close of period
                          ---------------  -----------  -----------------------------
                                Buildings                        Buildings               Accum.   Con-    Acq-    Depre-
                Encum-           and im-     Improve-             and im-                Depre-   struct  uired   ciation
Description    brances   Land   provements    ments       Land   provements    Total     ciation  Date    Date    Life
--------------------------------------------------------------------------------------------------------------------------
Willow St.
Assoc.     1,482,022   116,380  1,798,301        210   116,380  1,798,511  1,914,891    644,662   12/88    2/89  15-27.5
          ---------- ---------  ---------  --------- --------- ---------- ---------- ----------
          54,670,221 4,606,632 78,841,599  5,599,266 3,941,232 84,440,865 88,382,097 22,303,052
          ========== =========  =========  ========= ========= ========== ========== ==========

Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31,
1996.

a Decrease due to a reallocation of acquisition costs.
b Decrease due to impairment










                                                            -F -76-




Notes to Schedule III
Boston Capital Tax Credit Fund Limited Partnership - Series 3

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period-04/01/92..........................$ 83,692,934

  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................          0
    Improvements, etc.................................     52,507
    Other.............................................          0
                                                       ----------
                                                                 $     52,507
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/93............................$ 83,745,441

  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................          0
    Improvements, etc.................................     46,581
    Other.............................................          0
                                                       ----------
                                                                 $     46,581
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/94............................$ 83,792,022
  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................          0
    Improvements, etc.................................  4,295,176
    Other.............................................          0
                                                       ----------
                                                                 $  4,295,176

  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/95............................$ 88,087,198
                                    -F- 77-
Notes to Schedule III-Continued
Boston Capital Tax Credit Fund Limited Partnership - Series 3

Reconciliation of Land, Building & Improvements current year changes-Continued

Balance at close of period - 03/31/95............................$ 88,087,198

  Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................           0
    Improvements, etc................................     168,411
    Other............................................           0
                                                      -----------
                                                                 $    168,411
 Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................           0
                                                      -----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/96............................$ 88,255,609

Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................           0
    Improvements, etc................................   7,950,557
    Other............................................           0
                                                      -----------
                                                                 $  7,950,557
 Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................  (7,824,069)
                                                      -----------
                                                                 $ (7,824,069)
                                                                  -----------
Balance at close of period - 03/31/97............................$ 88,382,097
                                                                  ===========













                                       -F- 78-
Notes to Schedule III - Continued
Boston Capital Tax Credit Fund Limited Partnership - Series 3

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

  Current year expense..................................$2,848,313
                                                         ---------

Balance at close of period - 3/31/94..............................$13,523,882

  Current year expense..................................$2,914,588
                                                         ---------

Balance at close of period - 3/31/95..............................$16,438,470

  Current year expense..................................$2,967,670
                                                         ---------

Balance at close of period - 3/31/96..............................$19,406,140

  Current year expense..................................$2,896,912
                                                         ---------

Balance at close of period - 3/31/97..............................$22,303,052
                                                                   ==========




















                                        -F-79-

                              Boston Capital Tax Credit Fund Limited Partnership - Series 4
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1997

                                            Subsequent
                             Initial       capitalized     Gross amount at which
                          cost to company    costs**     carried at close of period
                          ---------------  -----------  -----------------------------
                                Buildings                        Buildings               Accum.   Con-    Acq-    Depre-
               Encum-           and im-     Improve-             and im-                 Depre-   struct  uired   ciation
Description   brances    Land   provements    ments       Land   provements      Total   ciation  Date    Date    Life
---------------------------------------------------------------------------------------------------------------------------
Armory
Square
Ltd.       2,192,556    59,900  3,890,990      4,599     59,900   3,895,589    3,955,489     732,928   9/89   7/89   5-27.5

Auburn
Trace
Ltd.       9,931,723   730,000  5,564,052  9,201,609    730,000  14,765,661   15,495,661   4,310,644   1/90   6,89   5-27.5

Ault Apts.   456,407    12,058    570,737     37,906     12,058     608,643      620,701     192,248   7/89   6/89   7-27.5

Bowditch
School
Lodging    1,638,578    65,961  4,872,047        183     65,961   4,872,230    4,938,191   1,082,532  12/89   8/89   7-34

Burlwood
Apts.        230,599    20,000    267,333     12,565     20,000     279,898      299,898      89,073   8/89   6/89   7-27.5

Cambria
Commons    1,034,192     5,808  1,489,672      1,695      5,808   1,491,367    1,497,175     438,795   7/89   9/89   5-27.5

Central
Parkway
Towers     2,800,000         0  9,276,692     65,334          0   9,342,026    9,342,026   2,830,604  12/89   9/89   5-27.5
                                                          -F -80-
                              Boston Capital Tax Credit Fund Limited Partnership - Series 4
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1997

                                             Subsequent
                             Initial       capitalized     Gross amount at which
                          cost to company    costs**     carried at close of period
                          ---------------  -----------  -----------------------------
                                 Buildings                        Buildings               Accum.    Con-    Acq-    Depre-
               Encum-            and im-     Improve-             and im-                 Depre-    struct  uired   ciation
Description   brances    Land   provements    ments        Land   provements     Total    ciation   Date    Date    Life
---------------------------------------------------------------------------------------------------------------------------
Clear
View Apts.   757,952    45,000    928,226      7,388     45,000     935,614      980,614     286,471  11/89  10/89   7-27.5

Fuller
Townhomes    511,543    33,600    642,804     17,980     33,600     660,784      694,384     208,788   1/88   4/89   7-27.5

Greenwood
Terrace
Ltd.       1,082,029    80,439  1,352,865      3,294     80,439   1,356,159    1,436,598     397,662   9/89   7/89   7-27.5

Haven
Park II      499,283   225,000  1,038,703      6,708    225,000   1,045,411    1,270,411     285,651   6/89   7/89   7-40

Landmark
L.P.       1,806,400   425,800  3,843,617     37,741    425,800   3,881,358    4,307,158     959,772   5/89   8/89   5-27.5

Meadowcrest
Apts.      2,906,533   286,065    867,009  4,152,021    286,065   5,019,030    5,305,095   1,395,485  10/90   9/89   5-27.5

Milliken
Apts.        779,485    40,000    860,882     56,801     40,000     917,683      957,683     284,723   8/89   9/89   7-27.5

Montana
Ave. Apts.   665,869    92,179  1,007,036      6,558     93,846   1,013,594    1,107,440     292,429  11/89   8/89   5-27.5

                                                         -F -81-
                               Boston Capital Tax Credit Fund Limited Partnership - Series 4
                                   Schedule III - Real Estate and Accumulated Depreciation
                                                      March 31, 1997

                                             Subsequent
                              Initial       capitalized     Gross amount at which
                           cost to company    costs**     carried at close of period
                           ---------------  -----------  -----------------------------
                                 Buildings                        Buildings                Accum.   Con-    Acq-   Depre-
                Encum-            and im-     Improve-             and im-                 Depre-   struct  uired  ciation
Description    brances    Land   provements    ments       Land   provements      Total    ciation   Date   Date   Life
---------------------------------------------------------------------------------------------------------------------------
Monticello
Ltd.       1,107,847    48,000  1,436,974      3,742     48,000   1,440,716    1,488,716     406,194  12/89   7/89   7-27.5

New Grand
Hotel      2,884,950   308,000  6,150,420  1,091,180    308,000   7,241,600    7,549,600   1,983,733   3/89   5/89   7-27.5

Pedcor
Invstmts.
1988 VI    5,030,554   454,472  7,748,826    478,697    454,472   8,227,523    8,681,995   1,433,308  12/89   8/89   5-27.5

Rosen-
burg
Hotel      1,837,045   452,000  4,946,965 (2,771,965)b  415,000   2,175,000    2,590,000           0   1/89  11/89   7-40

Shockoe
Hill Apts. 1,902,280         0  3,152,879     (1,340)a        0   3,151,539    3,151,539     605,130   9/89   8/89   5/27.5

Sunnyview
Apts.      2,206,620   135,000  1,806,927  2,030,736    315,000   3,837,663    4,152,663     544,949   9/89   9/89   5-50

Topeka
Park
Phase II     394,880    36,874    759,705      4,075     36,874     763,780      800,654     246,787  12/88   7/89   7-27.5

                                                      -F -82-
                               Boston Capital Tax Credit Fund Limited Partnership - Series 4
                                   Schedule III - Real Estate and Accumulated Depreciation
                                                      March 31, 1997

                                             Subsequent
                              Initial       capitalized     Gross amount at which
                           cost to company    costs**     carried at close of period
                           ---------------  -----------  -----------------------------
                                 Buildings                        Buildings                Accum.   Con-    Acq-   Depre-
                Encum-            and im-     Improve-             and im-                 Depre-   struct  uired  ciation
Description    brances    Land   provements    ments       Land   provements      Total    ciation   Date   Date   Life
---------------------------------------------------------------------------------------------------------------------------
Unity
Park
Apts.      9,180,806    99,000  9,828,746  2,104,891     99,000  11,933,637   12,032,637   3,115,378  12/90   4/89   27.5

Van Dyke
Estates
XVI          668,875    80,000  1,134,679     87,787     80,000   1,222,466    1,302,466     266,888  11/89   2/90   7-40

Wichita
West
Housing    2,095,023   181,874  3,876,750     (7,245)a  181,874   3,869,505    4,051,379   1,110,388   9/89   8/89   7-27.5
          ---------- ---------  ---------- ----------   --------- -----------  -----------  ----------
          54,602,029 3,917,030 77,315,536 16,632,940  4,061,697  93,948,476   98,010,173  23,500,560
          ========== ========= ========== ==========  ========= ===========  ===========  ==========


Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31,
1996.

a Decrease due to a reallocation of acquisition costs.
b Decrease due to impairment.



                                                         -F -83-
Notes to Schedule III
Boston Capital Tax Credit Fund Limited Partnership - Series 4

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

                                       -F -84-


Notes to Schedule III-Continued
Boston Capital Tax Credit Fund Limited Partnership - Series 4

Reconciliation of Land, Building & Improvements current year changes-Continued

Balance at close of period - 03/31/95............................$107,417,213

  Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................           0
    Improvements, etc................................     542,548
    Other............................................           0
                                                      -----------
                                                                 $    542,548
  Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................           0
                                                      -----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/96............................$107,959,761

  Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................           0
    Improvements, etc................................     220,246
    Other............................................           0
                                                      -----------
                                                                 $    220,246
  Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................ (10,169,834)
                                                      -----------
                                                                 $(10,169,834)
                                                                  -----------
Balance at close of period - 03/31/97............................$ 98,010,173
                                                                  ===========














                                     -F-85-
Notes to Schedule III - Continued
Boston Capital Tax Credit Fund Limited Partnership - Series 4

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

  Current year expense..................................$3,783,175
                                                         ---------

Balance at close of period - 3/31/95..............................$17,877,862

  Current year expense..................................$3,670,792
                                                         ---------

Balance at close of period - 3/31/96..............................$21,548,654

  Current year expense..................................$1,951,906
                                                         ---------

Balance at close of period - 3/31/96..............................$23,500,560
                                                                   ==========



















                                         -F- 86-

                             Boston Capital Tax Credit Fund Limited Partnership - Series 5
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1996

                                             Subsequent
                             Initial        capitalized        Gross amount at which
                          cost to company     costs**        carried at close of period
                          ---------------   -----------    ------------------------------
                                 Buildings                            Buildings              Accum.   Con-    Acq-   Depre-
               Encum-            and im-       Improve-                and im-               Depre-   struct  uired  ciation
Description   brances    Land    provements      ments        Land    provements    Total    ciation  Date    Date   Life
----------------------------------------------------------------------------------------------------------------------------
Annadale    9,377,615   794,249    3,448,985   8,731,165    226,000  12,180,150  12,406,150 1,396,814   6/90   10/90   5-50

Calexico    1,574,514   189,545    2,140,711       4,211    189,545   2,144,922   2,334,467   290,072   4/90    2/90   5-50

Glenhaven
Park          707,514   225,000      991,586    (157,466)*  195,000     834,120   1,029,120   165,080   6/89    6/89     40

Point
Arena       1,206,237    79,160    1,715,209      81,167     79,160   1,796,376   1,875,536   245,898   2/90    2/90   5-50

TKO
Investments
Props. V    1,206,204   192,656    2,991,964      22,919    190,691   3,014,883   3,205,574   721,108   9/89   10/89   5-30
           ---------- ---------   ----------   ---------    -------  ----------  ---------- ---------
           14,072,084 1,480,610   11,288,455   8,681,996    880,396  19,970,451  20,850,847 2,818,972
           ========== =========   ==========   =========    =======  ==========  ========== =========

Since the Operating Partnerships maintain a calendar year end the information reported on this schedule is as of December 31,
1996.
*Reduction due to the sale of two building.
**There were no carrying costs as of December 31, 1996.  The column has been omitted for presentation purposes.

                                                          -F- 87-
Notes to Schedule III
Boston Capital Tax Credit Fund Limited Partnership - Series 5

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
                                                                  -----------
Balance at close of period - 03/31/95............................$ 19,502,300

                                    -F- 88-
Notes to Schedule III-Continued
Boston Capital Tax Credit Fund Limited Partnership - Series 5

Reconciliation of Land, Building & Improvements current year changes-Continued

Balance at close of period - 03/31/95............................$ 19,502,300

  Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................           0
    Improvements, etc................................   1,315,415
    Other............................................           0
                                                      -----------
                                                                 $  1,315,415
  Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................           0
                                                      -----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/96............................$ 20,817,715

  Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................           0
    Improvements, etc................................      33,132
    Other............................................           0
                                                      -----------
                                                                 $     33,132
  Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................           0
                                                      -----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/97............................$ 20,850,847
                                                                  ===========















                                  -F- 89-
Notes to Schedule III - Continued
Boston Capital Tax Credit Fund Limited Partnership - Series 5

Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period - 04/01/92.........................$   724,098

  Current year expense.................................$   400,685
                                                         ---------

Balance at close of period - 3/31/93..............................$ 1,124,783

  Current year expense.................................$   406,272
                                                         ---------

Balance at close of period - 3/31/94..............................$ 1,531,055

  Current year expense.................................$   403,858
                                                         ---------

Balance at close of period - 3/31/95..............................$ 1,934,913

  Current year expense.................................$   434,339
                                                         ---------

Balance at close of period - 3/31/96..............................$ 2,369,252

  Current year expense.................................$   449,720
                                                         ---------

Balance at close of period - 3/31/97..............................$ 2,818,972
                                                                   ==========




















                                   -F- 91-


                             Boston Capital Tax Credit Fund Limited Partnership - Series 6
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1997

                                            Subsequent
                             Initial       capitalized       Gross amount at which
                          cost to company    costs**       carried at close of period
                          ---------------  -----------    ----------------------------
                                Buildings                        Buildings               Accum.   Con-    Acq-   Depre-
               Encum-           and im-      Improve-             and im-                Depre-   struct  uired  ciation
Description   brances    Land   provements     ments      Land   provments      Total    ciation  Date    Date   Life
-------------------------------------------------------------------------------------------------------------------------
Auburn
Trace       9,931,723  730,000  5,564,052  9,201,609   730,000  14,765,661  15,495,661  4,310,644   1/80   6/89   5-27.5

Briarwood
Estates       571,115   45,000    694,093      4,631    45,000     698,724     743,724    238,067   9/88   9/89   5-27.5

Columbia
Park
Apts.       4,802,553  189,631  7,194,885    554,032   189,631   7,748,917   7,938,548  1,701,262   2/90  11/89   5-27.5

Eldon
Estates       556,925   28,000    709,320     15,135    28,000     724,455     752,455    245,938   7/88   9/89   5-27.5

Green Pines
Apts.       1,438,924  106,484  1,750,831      6,627   106,484   1,757,458   1,863,942    356,334  11/89  10/89   5-27.5

Hacienda
Villa
Apts.       3,947,514  233,165  4,135,079  3,290,834   233,165   7,425,913   7,659,078  1,320,077   1/90  12/89   5-27.5

                                                            -F- 92-
                             Boston Capital Tax Credit Fund Limited Partnership - Series 6
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1996

                                             Subsequent
                             Initial        capitalized        Gross amount at which
                          cost to company     costs**        carried at close of period
                          ---------------   -----------    ------------------------------
                                 Buildings                        Buildings               Accum.   Con-    Acq-   Depre-
               Encum-            and im-       Improve-            and im-                Depre-   struct  uired  ciation
Description   brances    Land    provements     ments     Land    provements     Total    ciation  Date    Date   Life
--------------------------------------------------------------------------------------------------------------------------
Hillandale
Commons     3,188,095  601,653  4,198,973  1,816,091   601,653   6,015,064   6,616,717  1,691,806   1/90  11/89   5-27.5

Holland
West Apts.  2,167,419  175,000  2,301,607    876,423   175,000   3,178,030   3,353,030    769,269   2/90  12/89   5-27.5

Kearney
Proper-
ties II       364,222   34,000    460,385      1,407    34,000     461,792     495,792    165,279   3/88   9/89   5-27.5

Pleasant
Hill
Properties    561,751   25,000    703,690     18,558    25,000     722,248     747,248    229,402   5/88   9/89   5-27.5

Rosenberg
Hotel       1,837,045  452,000  4,948,372 (2,773,372)* 415,000   2,175,000   2,590,000          0  12/88   9/89   5-27.5

Sherburne
Sr. Hsng.   1,314,835   43,000  1,786,132     56,534    43,000   1,842,666   1,885,666    466,980   1/92  11/89   27.5

Socorro
Properties  1,253,917   85,000  1,652,129     53,287    85,000   1,705,416   1,790,416    562,226  10/89  11/89   5-27.5

Warrensburg
Properties    571,934   30,000    743,401     34,359    30,000     777,760     807,760    272,420   2/88   9/89   5-27.5
                                                             -F -93-
                             Boston Capital Tax Credit Fund Limited Partnership - Series 6
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1997

                                             Subsequent
                             Initial        capitalized        Gross amount at which
                          cost to company     costs**        carried at close of period
                          ---------------   -----------    ------------------------------
                                 Buildings                        Buildings               Accum.   Con-    Acq-   Depre-
               Encum-            and im-       Improve-            and im-                Depre-   struct  uired  ciation
Description   brances    Land    provements     ments     Land    provements     Total    ciation  Date    Date   Life
--------------------------------------------------------------------------------------------------------------------------
Woodcliff
Apts.        759,473    26,795    919,806      7,633    26,795     927,439     954,234    303,614  11/89  10/89   5-27.5
          ---------- --------- ---------- ---------- ---------  ----------  ---------- ----------
          33,267,445 2,804,728 37,762,755 13,163,788 2,767,728  50,926,543  53,694,271 12,633,318
          ========== ========= ========== ========== =========  ==========  ========== ==========

Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December
31, 1996.
*Decrease due to impairment.
**There were no carrying costs as of December 31, 1996.  The column has been ommitted for presentation purposes.













                                                            -F -94-
Notes to Schedule III
Boston Capital Tax Credit Fund Limited Partnership - Series 6

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period-04/01/92..........................$ 59,489,199

  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................          0
    Improvements, etc.................................  3,679,360
    Other.............................................          0
                                                       ----------
                                                                 $  3,679,360

  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/93............................$ 63,168,559

  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................          0
    Improvements, etc.................................    447,307
    Other.............................................          0
                                                       ----------
                                                                 $    447,307
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/94............................$ 63,615,866
  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................          0
    Improvements, etc.................................    147,102
    Other.............................................          0
                                                       ----------
                                                                 $    147,102

  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................   (261,992)
                                                       ----------
                                                                 $   (261,992)
                                                                  -----------
Balance at close of period - 03/31/95............................$ 63,500,976
                                    -F- 95-
Notes to Schedule III-Continued
Boston Capital Tax Credit Fund Limited Partnership - Series 6

Reconciliation of Land, Building & Improvements current year changes-Continued

Balance at close of period - 03/31/95............................$ 63,500,976

  Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................           0
    Improvements, etc................................     231,479
    Other............................................           0
                                                      -----------
                                                                 $    231,479
  Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................           0
                                                      -----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/96............................$ 63,714,455

  Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................           0
    Improvements, etc................................     149,680
    Other............................................           0
                                                      -----------
                                                                 $    149,680
  Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................ (10,169,864)
                                                      -----------
                                                                 $(10,169,864)
                                                                  -----------
Balance at close of period - 03/31/97............................$ 53,694,271
                                                                  ===========














                                      -F- 96-
Notes to Schedule III - Continued
Boston Capital Tax Credit Fund Limited Partnership - Series 6

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

  Current year expense.....................................$2,168,130
                                                            ---------

Balance at close of period - 3/31/94.................................$ 8,021,869

  Current year expense.....................................$2,112,071
                                                            ---------

Balance at close of period - 3/31/95.................................$10,133,940

  Current year expense.....................................$2,079,902
                                                            ---------

Balance at close of period - 3/31/96.................................$12,213,842


  Current year expense.....................................$  419,476
                                                            ---------

Balance at close of period - 3/31/97.................................$12,633,318
                                                                      ==========


















                                     -F- 97-