Form 10-Q
period 1997-06-30
BOSTON CAPITAL TAX CREDIT FUND LTD PARTNERSHIP
filed 1997-08-20
CIK 835095

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   June 30, 1997
                                     --------------------
                                               or

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



                        QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED June 30, 1997
              -----------------------------------------------


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

PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K..................

            Signatures........................................





















               Boston Capital Tax Credit Fund Limited Partnership

                            BALANCE SHEETS



                                              June 30,             March 31,
                                                1997                 1997
                                             (Unaudited)           (Audited)
                                            ------------         ------------
ASSETS

INVESTMENTS IN OPERATING
PARTNERSHIPS (Note D)                        $24,677,679          $25,927,506


OTHER ASSETS
   Cash and cash equivalents                     217,932              224,629
   Other assets                                  637,029              558,728
                                              ----------           ----------

                                             $25,532,640          $26,710,863
                                              ==========           ==========

LIABILITIES

Accounts payable - affiliates (Note C)       $ 5,067,104          $ 4,737,505
                                              -----------           ----------

PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 9,800,600 issued and      21,110,793           22,603,537
     outstanding

General Partner                                 (645,257)            (630,179)
                                              -----------           ----------
                                              20,465,536           21,973,358
                                              -----------           ----------

                                             $25,532,640          $26,710,863
                                              ==========           ==========





       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund Limited Partnership

                              BALANCE SHEETS

                                                     SERIES 1
                                           ----------------------------

                                              June 30,        March 31,
                                                1997             1997
                                             (Unaudited)      (Audited)
                                             -----------      ---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $   50,002       $  117,749


OTHER ASSETS
Cash and cash equivalents                       29,327           33,374
Other assets                                    54,303           54,303
                                             ---------        ---------

                                            $  133,632       $  205,426
                                             =========        =========

LIABILITIES

Accounts payable - affiliates (Note C)      $1,155,420       $1,110,078
                                             ---------        ---------

PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 1,299,900 issued and      (898,347)        (782,382)
     outstanding

General Partner                               (123,441)        (122,270)
                                             ---------        ---------

                                            (1,021,788)        (904,652)
                                             ---------        ---------

                                            $  133,632       $  205,426
                                             =========        =========




         The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund Limited Partnership

                           BALANCE SHEETS

                                                      SERIES 2
                                            ----------------------------

                                              June 30,         March 31,
                                                1997             1997
ASSETS                                       (Unaudited)       (Audited)
                                             -----------       ---------
INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                      $2,092,046      $2,152,434


OTHER ASSETS
Cash and cash equivalents                            922           3,205
Other assets                                     360,285         360,285
                                               ---------       ---------

                                              $2,453,253      $2,515,924
                                               =========       =========



LIABILITIES

Accounts payable - affiliates (Note C)        $  320,053      $  301,690
                                               ---------       ---------

PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 830,300 issued and
     outstanding                               2,181,211       2,261,435


General Partner                                  (48,011)        (47,201)
                                               ---------       ---------

                                               2,133,200       2,214,234
                                               ---------       ---------

                                              $2,453,253      $2,515,924
                                               =========       =========



        The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund Limited Partnership

                              BALANCE SHEETS

                                                       SERIES 3
                                             ----------------------------

                                              June 30,         March 31,
                                                1997             1997
ASSETS                                       (Unaudited)       (Audited)
                                             -----------       ---------
INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                      $6,985,892      $7,481,197


OTHER ASSETS
Cash and cash equivalents                          7,336           1,832
Other assets                                      41,861          41,861
                                               ---------       ---------

                                              $7,035,089      $7,524,890
                                               =========       =========



LIABILITIES

Accounts payable - affiliates (Note C)        $1,398,478      $1,319,724
                                               ---------       ---------

PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 2,882,200 issued and
     outstanding                               5,832,158       6,395,028


General Partner                                 (195,547)       (189,862)
                                               ---------       ---------

                                               5,636,611       6,205,166
                                               ---------       ---------

                                              $7,035,089      $7,524,890
                                               =========       =========


       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund Limited Partnership

                           BALANCE SHEETS

                                                      SERIES 4
                                            ----------------------------
                                              June 30,         March 31,
                                                1997             1997
                                             (Unaudited)      (Audited)
                                            ------------      ----------
ASSETS

   INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $  9,436,170     $ 9,801,415


OTHER ASSETS

   Cash and cash equivalents                       5,593          12,708
   Other assets                                  147,467          69,166
                                              -----------     -----------

                                            $  9,589,230    $  9,883,289
                                              ==========      ==========



LIABILITIES

Accounts payable - affiliates (Note C)      $  1,225,763     $ 1,084,556
                                             ------------     -----------

PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 2,995,300 issued and
     outstanding                               8,539,937       8,970,850

General Partner                                 (176,470)       (172,117)
                                              -----------      ----------

                                               8,363,467       8,798,773
                                              -----------      ----------

                                             $ 9,589,230     $ 9,883,289
                                              ==========      ==========


          The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund Limited Partnership

                            BALANCE SHEETS

                                                      SERIES 5
                                            ----------------------------
                                              June 30,        March 31,
                                                1997            1997
                                             (Unaudited)      (Audited)
                                            ------------      ----------

ASSETS

  INVESTMENTS IN OPERATING
  PARTNERSHIPS (Note D)                       $1,286,970      $1,308,171


OTHER ASSETS

  Cash and cash equivalents                      145,176         146,095
  Other assets                                    33,113          33,113
                                               ---------       ---------

                                              $1,465,259      $1,487,379
                                               =========       =========



LIABILITIES

Accounts payable - affiliates (Note C)        $   77,688      $   67,824
                                               ---------       ---------

PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 489,900 issued and
     outstanding                               1,415,446       1,447,110

General Partner                                  (27,875)        (27,555)
                                               ---------       ---------

                                               1,387,571       1,419,555
                                               ---------       ---------

                                              $1,465,259      $1,487,379
                                               =========       =========

     The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund Limited Partnership

                         BALANCE SHEETS


                                                     SERIES 6
                                            ----------------------------
                                             June 30,          March 31,
                                               1997              1997
                                            (Unaudited)       (Audited)
                                            ------------      ----------

ASSETS

   INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                      $4,826,599      $5,066,540


OTHER ASSETS

   Cash and cash equivalents                      29,578          27,415
   Other assets                                        -               -
                                               ---------       ---------

                                              $4,856,177      $5,093,955
                                               =========       =========



LIABILITIES

Accounts payable - affiliates (Note C)        $  889,702      $  853,633
                                               ---------       ---------
PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 1,303,000 issued and
     outstanding                               4,040,387       4,311,496

General Partner                                  (73,912)        (71,174)
                                               ---------       ---------

                                               3,966,475       4,240,322
                                               ---------       ---------

                                              $4,856,177      $5,093,955
                                               =========       =========

      The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund Limited Partnership

                         STATEMENTS OF OPERATIONS

                       Three Months Ended June 30,
                               (Unaudited)



                                             1997         1996
                                             ----         ----

Income
  Interest income                       $     1,443   $     1,980
  Miscellaneous income                          472            20
                                         ----------    ----------

                                              1,915         2,000
                                         ----------    ----------

Share of loss from Operating
  Partnerships (Note D)                  (1,249,825)   (1,445,413)
                                         ----------    ----------

Expenses
  Partnership management fees               231,758       223,944
  General and administrative expenses        28,154        41,460
                                         ----------    ----------

                                            259,912      265,404
                                         ----------    ----------


  NET LOSS                              $(1,507,822)  $(1,708,817)
                                         ==========    ==========

Net loss allocated to assignees         $(1,492,744)  $(1,691,729)
                                         ==========    ==========

Net loss allocated to general partner   $   (15,078)  $   (17,088)
                                         ==========    ==========

Net loss per BAC                        $      (.83)  $      (.90)
                                         ==========    ==========





       The accompanying notes are an integral part of these statements.

          Boston Capital Tax Credit Fund Limited Partnership

                       STATEMENTS OF OPERATIONS

                    Three Months Ended June 30,
                             (Unaudited)

                                                      SERIES 1
                                               -----------------------
                                                  1997          1996
                                                  ----          ----
Income
  Interest income                             $      150     $     367
  Miscellaneous income                                 -            20
                                                --------      --------

                                                     150           387
                                                --------      --------

Share of loss from Operating
  Partnerships (Note D)                          (67,746)      (97,663)
                                                --------      --------

Expenses
  Partnership management fees                     45,216        44,476
  General and administrative expenses              4,324         7,184
                                                --------      --------

                                                  49,540        51,660
                                                --------      --------


  NET LOSS                                    $ (117,136)    $(148,936)
                                                ========      ========

Net loss allocated to assignees               $ (115,965)    $(147,447)
                                                ========      ========

Net loss allocated to general partner         $   (1,171)   $   (1,489)
                                                ========      ========

Net loss per BAC                              $     (.08)    $    (.11)
                                                ========      ========






        The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund Limited Partnership

                        STATEMENTS OF OPERATIONS

                     Three Months Ended June 30,
                               (Unaudited)


                                                     SERIES 2
                                               ----------------------
                                                  1997         1996
                                                  ----         ----
Income
  Interest income                             $      17             9
  Miscellaneous income                                -             -
                                               --------      --------

                                                     17             9
                                               --------      --------

Share of loss from Operating
  Partnerships (Note D)                         (60,386)     (170,192)
                                               --------      --------

Expenses
  Partnership management fees                    17,391        13,946
  General and administrative expenses             3,274         4,791
                                               --------      --------

                                                 20,665        18,737
                                               --------      --------


  NET LOSS                                    $ (81,034)    $(188,920)
                                               ========      ========

Net loss allocated to assignees               $ (80,224)    $(187,031)
                                               ========      ========

Net loss allocated to general partner         $    (810)    $  (1,889)
                                               ========      ========

Net loss per BAC                              $    (.10)    $    (.22)
                                               ========      ========




       The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund Limited Partnership

                        STATEMENTS OF OPERATIONS

                     Three Months Ended June 30,
                              (Unaudited)


                                                     SERIES 3
                                               ----------------------
                                                 1997         1996
                                                 ----         ----
Income
  Interest income                             $       4     $      37
  Miscellaneous income                              472             -
                                               --------      --------

                                                    476            37
                                               --------      --------

Share of loss from Operating
  Partnerships (Note D)                        (495,305)     (459,288)
                                               --------      --------

Expenses
  Partnership management fees                    65,497        65,697
  General and administrative expenses             8,229        10,998
                                               --------      --------

                                                 73,726        76,695
                                               --------      --------


  NET LOSS                                    $(568,555)    $(535,946)
                                               ========      ========

Net loss allocated to assignees               $(562,870)    $(530,587)
                                               ========      ========

Net loss allocated to general partner         $  (5,685)    $  (5,359)
                                               ========      ========

Net loss per BAC                              $    (.20)    $    (.18)
                                               ========      ========





       The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund Limited Partnership

                         STATEMENTS OF OPERATIONS

                      Three Months Ended June 30,
                               (Unaudited)


                                                     SERIES 4
                                               ----------------------
                                                 1997          1996
                                                 ----          ----
Income
  Interest income                             $      57     $     181
  Miscellaneous income                                -             -
                                               --------      --------

                                                     57           181
                                               --------      --------

Share of loss from Operating
  Partnerships (Note D)                        (365,245)     (588,036)
                                               --------      --------

Expenses
  Partnership management fees                    62,721        62,222
  General and administrative expenses             7,357         9,516
                                               --------      --------

                                                 70,078        71,738
                                               --------      --------


  NET LOSS                                    $(435,266)    $(659,593)
                                               ========      ========

Net loss allocated to assignees               $(430,913)    $(652,997)
                                               ========      ========

Net loss allocated to general partner         $  (4,353)    $  (6,596)
                                               ========      ========

Net loss per BAC                              $    (.14)    $    (.22)
                                               ========      ========





       The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund Limited Partnership

                       STATEMENTS OF OPERATIONS

                   Three Months Ended June 30,
                             (Unaudited)

                                                      SERIES 5
                                               ----------------------
                                                 1997          1996
                                                 ----          ----
Income
  Interest income                             $   1,009     $   1,107
  Miscellaneous income                                -             -
                                               --------      --------

                                                  1,009         1,107
                                               --------      --------

Share of loss from Operating
  Partnerships (Note D)                         (21,201)      (26,372)
                                               --------      --------

Expenses
  Partnership management fees                     9,864         8,908
  General and administrative expenses             1,928         3,531
                                               --------      --------

                                                 11,792        12,439
                                               --------      --------


  NET LOSS                                    $ (31,984)    $ (37,704)
                                               ========      ========

Net loss allocated to assignees               $ (31,664)    $ (37,327)
                                               ========      ========

Net loss allocated to general partner         $    (320)    $    (377)
                                               ========      ========

Net loss per BAC                              $    (.06)    $    (.07)
                                               ========      ========






       The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund Limited Partnership

                     STATEMENTS OF OPERATIONS

                 Three Months Ended June 30,
                           (Unaudited)

                                                      SERIES 6
                                               ----------------------
                                                 1997          1996
                                                 ----          ----
Income
  Interest income                             $     206     $     279
  Miscellaneous income                                -             -
                                               --------      --------

                                                    206           279
                                               --------      --------

Share of loss from Operating
  Partnerships (Note D)                        (239,942)     (103,862)
                                               --------      --------

Expenses
  Partnership management fees                    31,069        28,695
  General and administrative expenses             3,042         5,440
                                               --------      --------

                                                 34,111        34,135
                                               --------      --------


  NET LOSS                                    $(273,847)    $(137,718)
                                               ========      ========

Net loss allocated to assignees               $(271,109)    $(136,341)
                                               ========      ========

Net loss allocated to general partner         $  (2,738)    $  (1,377)
                                               ========      ========

Net loss per BAC                              $    (.21)    $    (.10)
                                               ========      ========






       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund Limited Partnership

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                      Three Months Ended June 30, 1997
                                 (Unaudited)



                                               General
                                Assignees      Partner      Total
                                ---------      -------      -----


Partners' capital (deficit),
    April 1, 1997             $26,603,537     $(630,179) $21,973,358


Net loss                       (1,492,744)      (15,078)  (1,507,822)
                               -----------      --------   ----------


Partners' capital (deficit),
    June 30, 1997             $21,110,793     $(645,257) $20,465,536
                               ==========      ========   ==========
























       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund Limited Partnership

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                      Three Months Ended June 30, 1997
                                 (Unaudited)


                                               General
                                Assignees      Partner         Total
                                ---------      -------         -----
Series 1
--------

Partners' capital (deficit),
    April 1, 1997               $(782,382)    $(122,270)  $  (904,652)

Net loss                         (115,965)       (1,171)     (117,136)
                                 --------      --------    ----------
Partners' capital (deficit),
    June 30, 1997               $(898,347)    $(123,441)  $(1,021,788)
                                 ========      ========    ==========

Series 2
--------

Partners' capital (deficit),
    April 1, 1997              $2,261,435      $(47,201)   $2,214,234

Net loss                          (80,224)         (810)      (81,034)
                                ---------       -------     ---------

Partners' capital (deficit),
    June 30, 1997              $2,181,211      $(48,011)   $2,133,200
                                =========       =======     =========

Series 3
--------

Partners' capital (deficit),
    April 1, 1997             $ 6,395,028     $(189,862)  $ 6,205,166

Net loss                         (562,870)       (5,685)     (568,555)
                               ----------      --------    ----------

Partners' capital (deficit),
    June 30, 1997             $ 5,832,158     $(195,547)  $ 5,636,611
                               ==========      ========    ==========


       The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund Limited Partnership

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                      Three Months Ended June 30, 1997
                                 (Unaudited)



                                               General
                                Assignees      Partner      Total
                                ---------      -------      -----
Series 4
--------

Partners' capital (deficit),
    April 1, 1997             $ 8,970,850     $(172,117)  $ 8,798,733

Net loss                         (430,913)       (4,353)     (435,266)
                               ----------      --------    ----------
Partners' capital (deficit),
    June 30, 1997             $ 8,539,937     $(176,470)  $ 8,363,467
                               ==========      ========    ==========

Series 5
--------

Partners' capital (deficit),
    April 1, 1997              $1,447,110      $(27,555)   $1,419,555

Net loss                          (31,664)         (320)      (31,984)
                                ---------       -------     ---------

Partners' capital (deficit),
    June 30, 1997              $1,415,446      $(27,875)   $1,387,571
                                =========       =======     =========

Series 6
--------

Partners' capital (deficit),
    April 1, 1997              $4,311,496      $(71,174)   $4,240,322

Net loss                         (271,109)       (2,738)     (273,847)
                                ---------      --------      --------

Partners' capital (deficit),
    June 30, 1997              $4,040,387      $(73,912)   $3,966,475
                                =========       =======     =========


       The accompanying notes are an integral part of these statements.
                                  17

            Boston Capital Tax Credit Fund Limited Partnership

                         STATEMENTS OF CASH FLOWS

                    Three Months Ended June 30,
                                (Unaudited)



                                             1997             1996
                                             ----             ----
Cash flows from operating activities:
    Net loss                              $(1,507,822)   $(1,708,817)
    Adjustments
       Distributions from Operating
         Partnerships                               -          2,657
       Amortization                                 -              -
       Share of loss from Operating
         Partnerships                       1,249,825      1,445,413

    Changes in assets and liabilities
       Increase (Decrease) in accounts
         payable                              329,601        296,726
       Decrease (Increase) in other
         assets                               (78,301)       (32,352)
                                           ----------     ----------

         Net cash provided by (used in)
           operating activities                (6,697)         3,627
                                           ----------     ----------
Cash flows from investing activity:
    Purchase of Operating
      Partnership interest                          -              -
                                           ----------     ----------
         Net cash used in investing
           activity                                 -              -
                                           ----------     ----------
INCREASE(DECREASE)IN CASH AND CASH
           EQUIVALENTS                         (6,697)         3,627

Cash and cash equivalents, beginning          224,629        280,931
                                           ----------     ----------

Cash and cash equivalents, ending         $   217,932    $   284,558
                                           ==========     ==========





      The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund Limited Partnership

                           STATEMENTS OF CASH FLOWS

                     Three Months Ended June 30,
                                 (Unaudited)

                                                    Series 1
                                            -------------------------
                                               1997             1996
                                               ----             ----
Cash flows from operating activities:
    Net loss                              $  (117,136)   $  (148,936)
    Adjustments
       Distributions from Operating
         Partnerships                               -              -
       Amortization                                 -              -
       Share of loss from Operating
         Partnerships                          67,746         97,663

    Changes in assets and liabilities
       Increase (Decrease) in accounts
         payable                               45,343         49,677
       Decrease (Increase) in other
         assets                                     -              -
                                           ----------     ----------

         Net cash provided by (used in)
           operating activities               (4,047)         (1,596)
                                           ----------     ----------
Cash flows from investing activity:
    Purchase of Operating
      Partnership interest                          -              -
                                           ----------     ----------
         Net cash used in investing
           activity                                 -              -
                                           ----------     ----------
         DECREASE IN CASH AND CASH
           EQUIVALENTS                         (4,047)        (1,596)

Cash and cash equivalents, beginning           33,374         52,334
                                           ----------     ----------

Cash and cash equivalents, ending         $    29,327    $    50,738
                                           ==========     ==========





      The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund Limited Partnership

                           STATEMENTS OF CASH FLOWS

                     Three Months Ended June 30,
                                 (Unaudited)

                                                    Series 2
                                            -------------------------
                                             1997             1996
                                             ----             ----
Cash flows from operating activities:
    Net loss                              $  (81,034)   $   (188,920)
    Adjustments
       Distributions from Operating
         Partnerships                               -              -
       Amortization                                 -              -
       Share of loss from Operating
         Partnerships                          60,386        170,192

    Changes in assets and liabilities
       Increase (Decrease) in accounts
         payable                               18,365         19,786
       Decrease (Increase) in other
         assets                                     -              -
                                           ----------     ----------

         Net cash provided by (used in)
           operating activities                (2,283)         1,058
                                           ----------     ----------
Cash flows from investing activity:
    Purchase of Operating
      Partnership interest                          -              -
                                           ----------     ----------
         Net cash used in investing
           activity                                 -              -
                                           ----------     ----------
         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                (2,283)         1,058

Cash and cash equivalents, beginning            3,205          1,262
                                           ----------     ----------

Cash and cash equivalents, ending         $       922    $     2,320
                                           ==========     ==========




      The accompanying notes are an integral part of these statements.

          Boston Capital Tax Credit Fund Limited Partnership

                       STATEMENTS OF CASH FLOWS

                    Three Months Ended June 30,
                             (Unaudited)

                                                    Series 3
                                           -------------------------
                                             1997             1996
                                             ----             ----
Cash flows from operating activities:
    Net loss                              $  (568,555)   $  (535,946)
    Adjustments
       Distributions from Operating
         Partnerships                               -          2,657
       Amortization                                 -              -
       Share of loss from Operating
         Partnerships                         495,305        459,288

    Changes in assets and liabilities
       Increase (Decrease) in accounts
         payable                               78,754         75,342
       Decrease (Increase) in other
         assets                                     -              -
                                           ----------     ----------

         Net cash provided by (used in)
           operating activities                 5,504          1,341
                                           ----------     ----------
Cash flows from investing activity:
    Purchase of Operating
      Partnership interest                          -              -
                                           ----------     ----------
         Net cash used in investing
           activity                                 -              -
                                           ----------     ----------
         INCREASE IN CASH AND CASH
           EQUIVALENTS                          5,504          1,341

Cash and cash equivalents, beginning            1,832          5,460
                                           ----------     ----------

Cash and cash equivalents, ending         $     7,336    $     6,801
                                           ==========     ==========





      The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund Limited Partnership

                         STATEMENTS OF CASH FLOWS

                       Three Months Ended June 30,
                                (Unaudited)
                                                    Series 4
                                           -------------------------
                                             1997             1996
                                             ----             ----
Cash flows from operating activities:
    Net loss                              $  (435,266)   $  (659,593)
    Adjustments
       Distributions from Operating
         Partnerships                               -              -
       Amortization                                 -              -
       Share of loss from Operating
         Partnerships                         365,245        588,036

    Changes in assets and liabilities
       Increase (Decrease) in accounts
         payable                              141,207        100,352
       Decrease (Increase) in other
         assets                               (78,301)       (32,352)
                                           ----------     ----------

         Net cash provided by (used in)
           operating activities                (7,115)        (3,557)
                                           ----------     ----------
Cash flows from investing activity:
    Purchase of Operating
      Partnership interest                          -              -
                                           ----------     ----------
         Net cash used in investing
           activity                                 -              -
                                           ----------     ----------
         DECREASE IN CASH AND CASH
           EQUIVALENTS                         (7,115)        (3,557)

Cash and cash equivalents, beginning           12,708         25,928
                                           ----------     ----------

Cash and cash equivalents, ending         $     5,593    $    22,371
                                           ==========     ==========






      The accompanying notes are an integral part of these statements.
                                     22

              Boston Capital Tax Credit Fund Limited Partnership

                          STATEMENTS OF CASH FLOWS

                         Three Months Ended June 30,
                                 (Unaudited)

                                                    Series 5
                                            -------------------------
                                               1997            1996
                                               ----            ----
Cash flows from operating activities:
    Net loss                              $   (31,984)   $   (37,704)
    Adjustments
       Distributions from Operating
         Partnerships                               -              -
       Amortization                                 -              -
       Share of loss from Operating
         Partnerships                          21,201         26,372

    Changes in assets and liabilities
       Increase (Decrease) in accounts
         payable                                9,864         11,865
       Decrease (Increase) in other
         assets                                     -              -
                                           ----------     ----------

         Net cash provided by (used in)
           operating activities                  (919)           533
                                           ----------     ----------
Cash flows from investing activity:
    Purchase of Operating
      Partnership interest                          -              -
                                           ----------     ----------
         Net cash used in investing
           activity                                 -              -
                                           ----------     ----------
         DECREASE IN CASH AND CASH
           EQUIVALENTS                           (919)           533

Cash and cash equivalents, beginning          146,095        156,816
                                           ----------     ----------

Cash and cash equivalents, ending         $   145,176    $   157,349
                                           ==========     ==========




      The accompanying notes are an integral part of these statements.

                                   23

             Boston Capital Tax Credit Fund Limited Partnership

                           STATEMENTS OF CASH FLOWS

                         Three Months Ended June 30,
                                  (Unaudited)

                                                    Series 6
                                            -------------------------
                                              1997             1996
                                              ----             ----
Cash flows from operating activities:
    Net loss                              $  (273,847)   $  (137,718)
    Adjustments
       Distributions from Operating
         Partnerships                               -              -
       Amortization                                 -              -
       Share of loss from Operating
         Partnerships                         239,942        103,862

    Changes in assets and liabilities
       Increase (Decrease) in accounts
         payable                               36,068         39,704
       Decrease (Increase) in other
         assets                                     -              -
                                           ----------     ----------

         Net cash provided by (used in)
           operating activities                 2,163          5,848
                                           ----------     ----------
Cash flows from investing activity:
    Purchase of Operating
      Partnership interest                          -              -
                                           ----------     ----------
         Net cash used in investing
           activity                                 -              -
                                           ----------     ----------
         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                (2,163)         5,848

Cash and cash equivalents, beginning           27,415         39,131
                                           ----------     ----------

Cash and cash equivalents, ending         $    29,578    $    44,979
                                           ==========     ==========





      The accompanying notes are an integral part of these statements.

                                   24

              Boston Capital Tax Credit Fund Limited Partnership
                        NOTES TO FINANCIAL STATEMENTS
                                June 30, 1997
                                 (Unaudited)
NOTE A - ORGANIZATION

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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

     The condensed financial statements included herein as of June 30, 1997 and for the three months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Partnership in acquiring the investments in Operating Partnerships are capitalized to the investment account. The Partnership's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested


                                    25

           Boston Capital Tax Credit Fund Limited Partnership
               NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            June 30, 1997
                              (Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES (continued) that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's Annual Report on Form 10-K.

NOTE C - RELATED PARTY TRANSACTIONS
       The Partnership has entered into several transactions with various affiliates of the general partner, including Boston Capital Partners, Inc. and Boston Capital Asset Management Limited Partnership (formerly Boston Capital Communications Limited Partnership).

       General and administrative expenses incurred by Boston Capital Partners, Inc. and it's affiliates were charged to each series' operations for the quarters ended June 30, 1997 and 1996 as follows:
                               1997       1996
                              -----      -----
                Series 1    $ 4,243    $ 2,671
                Series 2      3,274      2,263
                Series 3      8,148      4,345
                Series 4      7,276      4,183
                Series 5      1,847      1,478
                Series 6      2,961      1,752
                             ------     ------
                            $27,749    $16,692
                             ======     ======

       An annual partnership management fee based on .375 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership (formerly Boston Capital Communications Limited Partnership). The partnership management fee accrued for the quarters ended June 30, 1997 and 1996 are as follows:
                               1997        1996
                               ----        ----
                Series 1   $ 45,216    $ 44,476
                Series 2     17,310      13,946
                Series 3     67,497      65,697
                Series 4     62,721      62,222
                Series 5      9,864       8,908
                Series 6     36,069      28,695
                            --------    --------
                           $238,677    $223,944
                            =======     =======
      Accounts payable - affiliates at June 30, 1997 and 1996 represents accrued general and administrative expenses and partnership management fees, and advances from an affiliate of the general partner, which are payable to Boston Capital Partners, Inc., and Boston Capital Asset Management Limited Partnership (formerly Boston Capital Communications Limited Partnership).
                                     26


          Boston Capital Tax Credit Fund Limited Partnership
               NOTES TO FINANCIAL STATEMENTS - CONTINUED
                          June 30, 1997
                            (Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS  (continued)
      As of June 30, 1997, an affiliate of the general partner advanced a total of $144,250 to the Partnership to pay certain operating expenses of some of the series. These advances are included in Accounts payable -affiliates. These advances, and any additional advances, will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships.

      As of June 30, 1997, an affiliate of the general partner funded
$83,734, interest free, to the Partnership (Series 1 and 4) so that it could make three separate loans to the Operating Partnerships Virginia Circle, Van Dyck Estates and New Grand Hotel in the amounts of $10,130, $53,713 and $19,892, respectively. The loans to Operating Partnerships Virginia Circle and Van Dyck Estates are being made to fund operating expenses of the operating partnership. The loan to Operating Partnership New Grand Hotel enabled the operating partnership to refinance its mortgage at a more favorable rate. These advances will be repaid to the Partnership by the Operating Partnerships with surplus cash from operations. New Grand Hotel paid $45,054 to the Partnership in October 1996, which was repaid to the affiliate.

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS
       At June 30, 1997 and 1996, the Partnership had limited partnership interests in one hundred and five Operating Partnerships which own operating apartment complexes as follows: nineteen in Series 1; eight in Series 2; thirty-three in Series 3; twenty-five in Series 4; five in Series 5; and fifteen in Series 6.

       Under the terms of the Partnership's investment in each Operating Partnership, the Partnership was required to make capital contributions to such Operating Partnerships. These contributions were payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. At June 30, 1997 and 1996, all capital contributions had been paid to the Operating Partnerships in all of the Series.

       The Partnership's fiscal year ends March 31 of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period.
Accordingly, the current financial results available for the Operating Partnerships are for the three months ended March 31, 1997.

       The combined unaudited summarized statements of operations of the Operating Partnerships for the three months ended March 31, 1997 and 1996
are as follows:                     27

            Boston Capital Tax Credit Fund Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           June 30, 1997
                              (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                        Three months ended March 31,
                             (Unaudited)

                                                 Series 1
                                       ---------------------------
                                          1997             1996
                                          ----             ----
Revenues
   Rental                             $ 1,212,348      $ 1,254,513
   Interest and other                      88,395           39,759
                                        ----------       ----------
                                        1,300,743        1,294,272
                                        ----------       ----------
Expenses
  Interest                                312,987          339,448
  Depreciation and amortization           436,416          463,079
  Operating expenses                    1,143,131        1,141,063
                                        ----------       ----------
                                        1,892,534        1,943,590
                                        ----------       ----------
          NET LOSS                    $  (591,791)     $  (649,318)
                                        ==========       ==========
Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership                $   (67,745)     $   (97,663)
                                        ==========       ==========

Net loss allocated to other partners  $    (5,918)     $    (6,493)
                                        ==========       ==========

Net loss suspended                    $  (518,128)     $  (545,162)
                                        ==========       ==========

The variance in allowable loss from the Operating Partnerships for the three months ended March 31, 1997 and 1996 is mainly a result of the way the Partnership accounts for its investment in Operating Partnerships. The Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. However, the Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.
                                    28

            Boston Capital Tax Credit Fund Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                             June 30, 1997
                              (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                        Three months ended March 31,
                              (Unaudited)

                                                Series 2
                                        --------------------------
                                           1997             1996
                                           ----             ----
 Revenues
   Rental                             $   325,490      $   330,154
   Interest and other                      17,127           14,650
                                        ---------        ---------
                                          342,617          344,804
                                        ---------        ---------
Expenses
  Interest                                162,415          269,407
  Depreciation and amortization           112,573          112,070
  Operating expenses                      245,487          208,330
                                        ---------        ---------
                                          520,475          589,807
                                        ---------        ---------
          NET LOSS                    $  (117,858)     $  (245,003)
                                        =========        =========
Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership                $   (60,386)     $  (170,192)
                                        =========        =========

Net loss allocated to other partners  $    (1,779)     $    (2,450)
                                        =========        =========

Net loss suspended                    $  (115,693)     $   (72,361)
                                        =========        =========

The variance in allowable loss from the Operating Partnerships for the three months ended March 31, 1997 and 1996 is mainly a result of the way the Partnership accounts for its investment in Operating Partnerships. The Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for an distributions received or accrued. However, the Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.
                                   29

            Boston Capital Tax Credit Fund Limited Partnership

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED
                             June 30, 1997
                               (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                        Three Months ended March 31,
                             (Unaudited)

                                                  Series 3
                                        --------------------------
                                          1997             1996
 Revenues                                 ----             ----

   Rental                             $ 1,554,656      $ 1,361,769
   Interest and other                     100,979          136,460
                                        ---------        ---------
                                        1,655,635        1,498,229
                                        ---------        ---------
Expenses
  Interest                                635,372          725,152
  Depreciation and amortization           637,209          591,215
  Operating expenses                    1,066,396          965,435
                                        ---------        ---------
                                        2,338,977        2,281,802
                                        ---------        ---------
          NET LOSS                    $  (683,342)     $  (783,573)
                                       ==========       ==========
Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership                $  (495,305)     $  (459,288)
                                       ==========       ==========

Net loss allocated to other partners  $    (6,833)     $    (7,836)
                                       ==========       ==========

Net loss suspended                    $  (181,204)     $  (316,449)
                                       ==========       ==========

The variance in allowable loss from the Operating Partnerships for the three months ended March 31, 1997 and 1996 is mainly a result of the way the Partnership accounts for its investment in Operating Partnerships. The Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. However, the Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.
                                    30

           Boston Capital Tax Credit Fund Limited Partnership

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           June 30, 1997
                            (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

             COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                     Three months ended March 31,
                          (Unaudited)

                                                  Series 4
                                       ----------------------------
                                          1997             1996
 Revenues                                 ----             ----
   Rental                             $ 1,445,196      $ 1,325,435
   Interest and other                      68,970          101,715
                                       ----------       ----------
                                        1,514,167        1,427,150
                                       ----------       ----------
Expenses
  Interest                                625,119          599,463
  Depreciation and amortization           590,293          594,579
  Operating expenses                      919,162          928,091
                                       ----------       ----------

                                        2,134,574        2,122,133
                                       ----------       ----------
          NET LOSS                    $  (620,407)     $  (694,983)
                                       ==========       ==========
Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership                $  (365,245)     $  (588,036)
                                       ==========       ==========
Net loss allocated to other partners  $    (6,204)     $    (6,949)
                                       ==========       ==========

Net loss suspended                    $  (248,958)     $   (99,998)
                                       ==========       ==========

The variance in allowable loss from the Operating Partnerships for the three months ended March 31, 1997 and 1996 is mainly a result of the way the Partnership accounts for its investment in Operating Partnerships. The Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. However, the Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.

                                  31

            Boston Capital Tax Credit Fund Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            June 30, 1997
                              (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                       Three months ended March 31,
                             (Unaudited)

                                                  Series 5
                                        --------------------------
                                           1997             1996
 Revenues                                  ----             ----
   Rental                               $ 158,697        $ 130,835
   Interest and other                      17,608           15,212
                                          -------         --------

                                          176,305          146,047
                                          -------         --------
Expenses
  Interest                                 66,558           37,175
  Depreciation and amortization            58,282           39,401
  Operating expenses                      108,774           97,157
                                          -------         --------
                                          233,614          173,733
                                          -------         --------

          NET LOSS                      $ (57,309)       $ (27,686)
                                         ========         ========
Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership                  $ (21,201)       $ (26,372)
                                         ========         ========

Net loss allocated to other partners    $    (573)       $    (277)
                                         ========         ========

Net loss suspended                      $ (35,535)       $       -
                                         ========         ========

The variance in allowable loss from the Operating Partnerships for the three months ended March 31, 1997 is mainly a result of the way the Partnership accounts for its investment in Operating Partnerships. The Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. However, the Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.
                                    32

           Boston Capital Tax Credit Fund Limited Partnership

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           June 30, 1997
                             (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

           COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                     Three months ended March 31,
                             (Unaudited)

                                                  Series 6
                                        --------------------------
                                          1997             1996
 Revenues                                 ----             ----
   Rental                              $  947,068       $1,043,415
   Interest and other                      59,698           68,762
                                        ---------        ---------

                                        1,006,766        1,112,177
                                        ---------        ---------
Expenses
  Interest                                287,204          334,974
  Depreciation and amortization           302,329          300,892
  Operating expenses                      668,375          595,844
                                        ---------        ---------
                                        1,257,908        1,231,710
                                        ---------        ---------
          NET LOSS                     $ (251,142)      $ (119,533)
                                        =========        =========
Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership                 $ (239,942)      $ (103,862)
                                        =========        =========

Net loss allocated to other partners   $   (2,511)      $   (1,195)
                                        =========        =========

Net loss suspended                     $   (8,869)      $  (14,476)
                                        =========        =========

The variance in allowable loss from the Operating Partnerships for the three months ended March 31, 1997 and 1996 is mainly a result of the way the Partnership accounts for its investment in Operating Partnerships. The Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. However, the Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.
                                   33

             Boston Capital Tax Credit Fund Limited Partnership

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            June 30, 1997
                              (Unaudited)

NOTE E - TAXABLE LOSS

        The Partnership's taxable loss for the fiscal year ended March
31, 1998 is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods. No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners and assignees individually.






































                                   34

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

    The Partnership is currently accruing the annual partnership management fee. Partnership management fees accrued during the quarter ended June
30, 1997 were $238,677 and total partnership management fees accrued as of June 30, 1997 were $4,774,735. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Partnership receives sales or refinancing proceeds from Operating Partnerships, which will be used to satisfy such liabilities.

    An affiliate of the general partner has advanced $144,250 to the Partnership to pay certain third party operating expenses. Of this amount, $10,000 was advanced in the quarter ended June 30, 1997. The amounts advanced to four of the six series as are as follows: $40,000 to Series 1; $15,000 to Series 2; $84,250 to Series 3; and $5,000 to Series 4. These and any additional advances will be paid, without interest, from available cash flow, reporting fees, or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships. The Partnership anticipates that as the Operating Partnerships continue to mature, more cash flow and reporting fees will be generated. Cash flow and reporting fees will be added to the Partnership's working capital and will be available to meet future third party obligation of the Partnership. The Partnership is currently pursuing, and will continue to pursue, available cash flow and reporting fees and anticipates that the amount collected will be sufficient to cover third party operating expenses.

Capital Resources
-----------------
    The Partnership offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on August 29, 1988. The Partnership received and accepted subscriptions for $97,746,940 representing 9,800,600 BACs from investors admitted as BAC Holders in Series 1 through Series 6 of the Partnership. Offers and sales of BACs in Series 1 through Series 6 of the Partnership were completed and the last of the BACs in Series 6 were issued by the Partnership on September 29, 1989. At June 30, 1997 and 1996 the Partnership had limited partnership equity interests in 105 Operating Partnerships.

    Series 1.
    --------- The Partnership received and accepted subscriptions for $12,999,000, representing 1,299,900 BACs from investors admitted as BAC Holders in Series 1. Offers and sales of BACs in Series 1 were completed and the last of the BACs in Series 1 were issued on December 14, 1988.

                                   35

    As of June 30, 1997, the net proceeds from the offer and sale of BACs in Series 1 had been used to invest in a total of 19 Operating Partnerships in an aggregate amount of $9,069,266, and the Partnership had completed payment of all its capital contributions. Series 1 net offering proceeds in the amount of $29,327 remains in Working Capital.

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

    As of June 30, 1997, the net proceeds from the offer and sale of BACs in Series 2 had been used to invest in a total of eight Operating Partnerships in an aggregate amount of $6,411,018, and the Partnership had completed payment of all its capital contributions. Series 2 net offering proceeds in the amount of $922 remains in Working Capital.

    Series 3.
    --------- The Partnership received and accepted subscriptions for $28,822,000, representing 2,882,200 BACs from investors admitted as BAC Holders in Series 3. Offers and sales of BACs in Series 3 were completed and the last of the BACs in Series 3 were issued by the Partnership on March 14, 1989.

    As of June 30, 1997, the net proceeds from the offer and sale of BACs in Series 3 had been used to invest in a total of 33 Operating Partnerships in an aggregate amount of $20,872,509 and the Partnership had completed payment of all its capital contributions. Series 3 net offering proceeds in the amount of $7,336 remains in Working Capital.

    Series 4.
    --------- The Partnership received and accepted subscriptions for $29,788,160, representing 2,995,300 BACs from investors admitted as BAC Holders in Series 4. Offers and sales of BACs in Series 4 were completed and the last of the BACs in Series 4 were issued by the Partnership on July 7, 1989.

    As of June 30, 1997, the net proceeds from the offer and sale of BACs in Series 4 had been committed to invest in a total of 25 Operating Partnerships in an aggregate amount of $21,868,519, and the Partnership had completed payment of all its capital contributions. Series 4 net offering proceeds in the amount of $5,593 remains in Working Capital.

    Series 5.
    --------- The Partnership received and accepted subscriptions for $4,899,000, representing 489,900 from investors admitted as BAC Holders in Series 5. Offers and sales of BACs in Series 5 were completed and the last of the BACs in Series 5 were issued by the Partnership on August 22, 1989.
                                   36

Proceeds from the sale of BACs in Series 5 were invested in Operating Partnerships owning apartment complexes located in California only, which generate both California and Federal Housing Tax Credits. Offers and sales of BACs in Series 5 were completed and the last of the BACs in Series 5 were issued by the Partnership on August 22, 1989.

    As of June 30, 1997, the net proceeds from the offer and sale of BACs in Series 5 had been used to invest in a total of five Operating Partnerships in an aggregate amount of $3,431,044, and the Partnership had completed payment of all installments of its capital contributions. Series 5 net offering proceeds in the amount of $145,176 remains in Working Capital.

    Series 6.
    --------- The Partnership received and accepted subscriptions for $12,935,780, representing 1,303,000 BACs from investors admitted as BAC Holders in Series 6. Offers and sales of BACs in Series 6 were completed and the last of the BACs in Series 6 were issued on September 29, 1989.

    As of June 30, 1997 the net proceeds from the offer and sale of BACs in Series 6 had been used to invest in a total of 15 Operating Partnerships in an aggregate amount of $9,359,053, and the Partnership had completed payment of all its capital contributions. Series 6 net offering proceeds in the amount of $29,578 remains in Working Capital.

Results of Operations
---------------------

    At June 30, 1997 and 1996 the Partnership held limited partnership interests in 105 Operating Partnerships. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test(i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

    The Partnership incurs an annual partnership management fee to the General Partner and/or its affiliates in an amount equal to 0.375% of the aggregate cost of the Apartment Complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid by the Operating Partnerships. The annual partnership management fee is currently being accrued. It is anticipated that all outstanding fees will be repaid from the sale or refinancing proceeds. The annual partnership management fee charged to operations for the quarters ended June 30, 1997 and 1996 were $231,758 and $223,944, respectively. This amount is anticipated to be lower in subsequent fiscal years as more of the Operating Partnerships begin to pay annual asset management fees and reporting fees to the series

    The Partnership's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested. The Partnership's investments in Operating Partnerships have been made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders. The Results of Operations reported herein are interim period estimates that may not necessarily be indicative of final year end results.

    Series 1.
    ---------  As of June 30, 1997 and 1996, the average Qualified
Occupancy for the series was 99.2% and 99.4%, respectively. The series had a total of 19 properties at June 30, 1997. Out of the total, 17 were at 100% Qualified Occupancy.

    For the three months being reported, the series reflects a net loss from Operating Partnerships of $591,791. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect a net loss of $155,376. Substantially all of the net loss for both years is attributable to accrued mortgage interest not payable currently by Kingston Property Associates, Genesee Commons Associates, and Unity Park Associates. All three partnerships have closed on mortgages which require minimum debt service payments, the funds from which are being utilized exclusively for completing structural repairs and upgrades. The Operating General Partners have continued to fund the majority of the balance of the net loss.

    The properties owned by Townhomes of Minnehaha Court and Virginia Circle are experiencing high operating expenses which are resulting in operating deficits. The respective management companies are implementing cost saving measures to mitigate these deficits and stabilize the properties operations.

    Series 2.
    ---------  As of June 30, 1997 and 1996, the average Qualified
Occupancy for the series was 100% and 98.8%, respectively. The series had a total of eight properties at June 30, 1997, all of which were at 100% Qualified Occupancy.

    For the three months being reported the series reflects a net loss from the Operating Partnerships of $117,858. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect a net loss of $5,285.

    Annadale Housing Partners has reported net losses due to operational issues associated with the property. The Operating Partnership continues to stabilize since the completion of rehabilitation and occupancy has shown steady improvement. Occupancy is at 91% as of June 30, 1997.

    Series 3.
    ---------  As of June 30, 1997 and 1996, the average Qualified
Occupancy for the series was 99.6% and 99.7%, respectively. The series had a total of 33 properties at June 30, 1997, of which 31 were at 100%
Qualified Occupancy.

    For the three months being reported series reflects a net loss from the Operating Partnerships of $683,342. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect a net loss of $46,133.

      The General Partner is continuing to monitor the operations of Lincoln Hotel Associates in an effort to improve the overall results of operations of the series. The new management company of Lincoln Hotel has secured a 100% project based subsidy and housing stabilization funds from the Massachusetts Department of Housing and Community Development. The increased income afforded under the favorable subsidy contract should allow for a stabilization of the project's net operating income. The subsidy will also increase affordability for prospective tenants thereby increasing occupancy percentages. The Housing Stabilization Funds will be used to rehabilitate the property.

      The property owned by California Investors VI, L.P. has experienced a reduction in occupancy, which stands at 80% at June 30, 1997. The management company is increasing their marketing efforts, as well as implementing capital improvements to the property to attract tenants. These efforts should improve occupancy and stabilize the property.

      The new management company at Hidden Cove continues to make improvements to the tenant base and occupancy which stands at 92% at June 30, 1997, however, the property is still generating operating deficits. As such, the management company is implementing cost saving measures to mitigate these deficits and stabilize the property.

     Series 4.
    --------- As of June 30, 1997 and 1996, the average Qualified Occupancy for the series was 100% and 100%, respectively. The series had a total of 25 properties at June 30, 1997, all of which were at 100% Qualified Occupancy.

    For the three months being reported series reflects a net loss from the Operating Partnerships of $620,407. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect a net loss of $30,115.

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

    Series 5.
    ---------  As of June 30, 1997 and 1996, the average Qualified
Occupancy for the series was 100% and 99.6%, respectively. The series had a total of five properties at June 30, 1997, all of which were at 100% Qualified Occupancy.

    For the three months being reported the series reflects a net loss from the Operating Partnerships of $57,309. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $972.

    Annadale Housing Partners has reported net losses due to operational issues associated with the property. The Operating Partnership continues to stabilize since the completion of rehabilitation and occupancy has shown steady improvement. Occupancy is at 91% as of June 30, 1997. The property owned by Glenhaven Park Partners is experiencing high operating expenses which are resulting in operating deficits. The management company is implementing cost saving measures to mitigate these deficits and stabilize the property's operations.

    Series 6.
    --------- As of June 30, 1997 and 1996, the average Qualified Occupancy for the series was 99.7% and 100% respectively. The series had a total of 15 properties at June 30, 1997, of which 14 were at 100% Qualified Occupancy.

    For the three months being reported the series reflects a net loss from the Operating Partnerships of $251,142. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $51,187.

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



                                BOSTON CAPITAL TAX CREDIT
                                FUND LIMITED PARTNERSHIP



                           By:  Boston Capital Associates Limited
                                Partnership, General Partner



                           By:  C&M Associates, d/b/a
                                Boston Capital Associates



Date:  August 20, 1997   By:   /s/JOHN P. MANNING
                                 ---------------------------
                                John P. Manning, Partner
                                Partner & Principal Financial
                                Officer