Form 10-Q
period 1997-09-30
BOSTON CAPITAL TAX CREDIT FUND LTD PARTNERSHIP
filed 1997-11-17
CIK 835095

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  September 30, 1997
                                     --------------------
                                               or

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



                        QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED September 30, 1997
              -----------------------------------------------


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

PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K..................

            Signatures........................................





















               Boston Capital Tax Credit Fund Limited Partnership

                            BALANCE SHEETS



                                            September 30,
March 31,
                                                1997
1997
                                             (Unaudited)
(Audited)
                                            ------------
------------
ASSETS

INVESTMENTS IN OPERATING
PARTNERSHIPS (Note D)                        $24,677,679
$25,927,506


OTHER ASSETS
   Cash and cash equivalents                     217,932
224,629
   Other assets                                  637,029
558,728
                                              ----------
----------

                                             $25,532,640
$26,710,863
                                              ==========
==========

LIABILITIES

Accounts payable - affiliates (Note C)       $ 5,067,104
$ 4,737,505
                                              ----------
----------

PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 9,800,600 issued and      21,110,793
22,603,537
     outstanding

General Partner                                 (645,257)
(630,179)
                                              ----------
----------
                                              20,465,536
21,973,358
                                              ----------
----------

                                             $25,532,640
$26,710,863
                                              ==========
==========





       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund Limited Partnership

                              BALANCE SHEETS

                                                     SERIES 1

----------------------------

                                            September 30,
March 31,
                                                1997
1997
                                             (Unaudited)
(Audited)
                                             -----------
---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $        -       $
117,749


OTHER ASSETS
Cash and cash equivalents                       17,211
33,374
Other assets                                    54,303
54,303
                                             ---------        -
--------

                                            $   71,514       $
205,426
                                             =========
=========

LIABILITIES

Accounts payable - affiliates (Note C)      $1,201,333
$1,110,078
                                             ---------        --
-------

PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 1,299,900 issued and    (1,005,297)
(782,382)
     outstanding

General Partner                               (124,522)
(122,270)
                                             ---------        -
--------

                                            (1,129,819)
(904,652)
                                             ---------        -
--------

                                            $   71,514       $
205,426
                                             =========
=========




         The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund Limited Partnership

                           BALANCE SHEETS

                                                      SERIES 2

----------------------------

                                            September 30,
March 31,
                                                1997
1997
ASSETS                                       (Unaudited)
(Audited)
                                             -----------
---------
INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                      $2,025,159
$2,152,434


OTHER ASSETS
Cash and cash equivalents                          1,335
3,205
Other assets                                     360,285
360,285
                                               ---------
---------

                                              $2,386,779
$2,515,924
                                               =========
=========



LIABILITIES

Accounts payable - affiliates (Note C)        $  349,209      $
301,690
                                               ---------
---------

PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 830,300 issued and
     outstanding                               2,086,538
2,261,435


General Partner                                  (48,968)
(47,201)
                                               ---------
---------

                                               2,037,570
2,214,234
                                               ---------
---------

                                              $2,386,779
$2,515,924
                                               =========
=========



        The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund Limited Partnership

                              BALANCE SHEETS

                                                       SERIES 3

----------------------------

                                            September 30,
March 31,
                                                1997
1997
ASSETS                                       (Unaudited)
(Audited)
                                             -----------
---------
INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                      $6,499,844
$7,481,197


OTHER ASSETS
Cash and cash equivalents                          4,683
1,832
Other assets                                      41,861
41,861
                                               ---------
---------

                                              $6,546,388
$7,524,890
                                               =========
=========



LIABILITIES

Accounts payable - affiliates (Note C)        $1,477,834
$1,319,724
                                               ---------
---------

PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 2,882,200 issued and
     outstanding                               5,269,782
6,395,028


General Partner                                 (201,228)
(189,862)
                                               ---------
---------

                                               5,068,554
6,205,166
                                               ---------
---------

                                              $6,546,388
$7,524,890
                                               =========
=========


       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund Limited Partnership

                           BALANCE SHEETS

                                                      SERIES 4

----------------------------
                                            September 30,
March 31,
                                                1997
1997
                                             (Unaudited)
(Audited)
                                            ------------
----------
ASSETS

   INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $  9,277,510     $
9,801,415


OTHER ASSETS

   Cash and cash equivalents                         737
12,708
   Other assets                                  151,667
69,166
                                              ----------      -
---------

                                            $  9,429,914    $
9,883,289
                                              ==========
==========



LIABILITIES

Accounts payable - affiliates (Note C)      $  1,312,777     $
1,084,556
                                              ----------      -
---------

PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 2,995,300 issued and
     outstanding                               8,296,070
8,970,850

General Partner                                 (178,933)
(172,117)
                                              ----------      -
---------

                                               8,117,137
8,798,733
                                              ----------      -
---------

                                             $ 9,429,914     $
9,883,289
                                              ==========
==========


          The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund Limited Partnership

                            BALANCE SHEETS

                                                      SERIES 5

----------------------------
                                            September 30,
March 31,
                                                1997
1997
                                             (Unaudited)
(Audited)
                                            ------------
----------

ASSETS

  INVESTMENTS IN OPERATING
  PARTNERSHIPS (Note D)                       $1,248,147
$1,308,171


OTHER ASSETS

  Cash and cash equivalents                      134,398
146,095
  Other assets                                    33,113
33,113
                                               ---------
---------

                                              $1,415,658
$1,487,379
                                               =========
=========



LIABILITIES

Accounts payable - affiliates (Note C)        $   87,552      $
67,824
                                               ---------
---------

PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 489,900 issued and
     outstanding                               1,356,575
1,447,110

General Partner                                  (28,469)
(27,555)
                                               ---------
---------

                                               1,328,106
1,419,555
                                               ---------
---------

                                              $1,415,658
$1,487,379
                                               =========
=========

     The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund Limited Partnership

                         BALANCE SHEETS


                                                     SERIES 6

----------------------------
                                           September 30,
March 31,
                                               1997
1997
                                            (Unaudited)
(Audited)
                                            ------------
----------

ASSETS

   INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                      $4,814,505
$5,066,540


OTHER ASSETS

   Cash and cash equivalents                      13,250
27,415
   Other assets                                        -
-
                                               ---------
---------

                                              $4,827,755
$5,093,955
                                               =========
=========



LIABILITIES

Accounts payable - affiliates (Note C)        $  925,771      $
853,633
                                               ---------
---------
PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 1,303,000 issued and
     outstanding                               3,976,541
4,311,496

General Partner                                  (74,557)
(71,174)
                                               ---------
---------

                                               3,901,984
4,240,322
                                               ---------
---------

                                              $4,827,755
$5,093,955
                                               =========
=========

      The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund Limited Partnership

                         STATEMENTS OF OPERATIONS

                     Three Months Ended September 30,
                               (Unaudited)



                                             1997         1996
                                             ----         ----

Income
  Interest income                       $     1,443   $     1,874
  Miscellaneous income                          472         2,637
                                         ----------    ----------

                                              1,915         4,511
                                         ----------    ----------

Share of loss from Operating
  Partnerships (Note D)                  (1,249,825)
(1,105,022)
                                         ----------    ----------

Expenses
  Partnership management fees               231,758       231,176
  General and administrative expenses        28,154        89,105
                                         ----------    ----------

                                            259,912       320,281
                                         ----------    ----------


  NET LOSS                              $(1,507,822)
$(1,420,792)
                                         ==========    ==========

Net loss allocated to assignees         $(1,492,744)
$(1,406,584)
                                         ==========    ==========

Net loss allocated to general partner   $   (15,078)  $
(14,208)
                                         ==========    ==========

Net loss per BAC                        $      (.83)  $
(.71)
                                         ==========    ==========





       The accompanying notes are an integral part of these statements.

          Boston Capital Tax Credit Fund Limited Partnership

                       STATEMENTS OF OPERATIONS

                    Three Months Ended September 30,
                             (Unaudited)

                                                      SERIES 1

-----------------------
                                                  1997
1996
                                                  ----
----
Income
  Interest income                             $      265     $
345
  Miscellaneous income                                 1
1,333
                                                --------
--------

                                                     266
1,678
                                                --------
--------

Share of loss from Operating
  Partnerships (Note D)                          (50,003)
(81,099)
                                                --------
--------

Expenses
  Partnership management fees                     39,216
39,216
  General and administrative expenses             19,079
17,842
                                                --------
--------

                                                  58,295
57,058
                                                --------
--------


  NET LOSS                                    $ (108,032)
$(136,479)
                                                ========
========

Net loss allocated to assignees               $ (106,952)
$(135,114)
                                                ========
========

Net loss allocated to general partner         $   (1,080)    $
(1,365)
                                                ========
========

Net loss per BAC                              $     (.08)    $
(.10)
                                                ========
========






        The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund Limited Partnership

                        STATEMENTS OF OPERATIONS

                    Three Months Ended September 30,
                               (Unaudited)


                                                     SERIES 2

----------------------
                                                  1997
1996
                                                  ----
----
Income
  Interest income                             $      14
6
  Miscellaneous income                                -
-
                                               --------
--------

                                                     14
6
                                               --------
--------

Share of loss from Operating
  Partnerships (Note D)                         (66,887)
(37,286)
                                               --------
--------

Expenses
  Partnership management fees                    14,432
17,310
  General and administrative expenses            14,326
10,898
                                               --------
--------

                                                 28,758
28,208
                                               --------
--------


  NET LOSS                                    $ (95,631)    $
(65,488)
                                               ========
========

Net loss allocated to assignees               $ (94,675)    $
(64,833)
                                               ========
========

Net loss allocated to general partner         $    (956)    $
(655)
                                               ========
========

Net loss per BAC                              $    (.11)    $
(.08)
                                               ========
========




       The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund Limited Partnership

                        STATEMENTS OF OPERATIONS

                     Three Months Ended September 30,
                              (Unaudited)


                                                     SERIES 3

----------------------
                                                 1997
1996
                                                 ----
----
Income
  Interest income                             $      86     $
31
  Miscellaneous income                               88
1,304
                                               --------
--------

                                                    174
1,335
                                               --------
--------

Share of loss from Operating
  Partnerships (Note D)                        (483,371)
(468,821)
                                               --------
--------

Expenses
  Partnership management fees                    61,897
65,497
  General and administrative expenses            22,964
19,780
                                               --------
--------

                                                 84,861
85,277
                                               --------
--------


  NET LOSS                                    $(568,058)
$(552,763)
                                               ========
========

Net loss allocated to assignees               $(562,377)
$(547,235)
                                               ========
========

Net loss allocated to general partner         $  (5,681)    $
(5,528)
                                               ========
========

Net loss per BAC                              $    (.19)    $
(.19)
                                               ========
========





       The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund Limited Partnership

                         STATEMENTS OF OPERATIONS

                      Three Months Ended September 30,
                               (Unaudited)


                                                     SERIES 4

----------------------
                                                 1997
1996
                                                 ----
----
Income
  Interest income                             $      24     $
154
  Miscellaneous income                                -
-
                                               --------
--------

                                                     24
154
                                               --------
--------

Share of loss from Operating
  Partnerships (Note D)                        (158,660)
(394,574)
                                               --------
--------

Expenses
  Partnership management fees                    62,721
63,220
  General and administrative expenses            24,973
19,948
                                               --------
--------

                                                 87,694
83,168
                                               --------
--------


  NET LOSS                                    $(246,330)
$(477,588)
                                               ========
========

Net loss allocated to assignees               $(243,867)
$(472,812)
                                               ========
========

Net loss allocated to general partner         $  (2,463)    $
(4,776)
                                               ========
========

Net loss per BAC                              $    (.08)    $
(.16)
                                               ========
========





       The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund Limited Partnership

                       STATEMENTS OF OPERATIONS

                   Three Months Ended September 30,
                             (Unaudited)

                                                      SERIES 5

----------------------
                                                 1997
1996
                                                 ----
----
Income
  Interest income                             $     866     $
1,058
  Miscellaneous income                                -
-
                                               --------
--------

                                                    866
1,058
                                               --------
--------

Share of loss from Operating
  Partnerships (Note D)                         (38,823)
(38,344)
                                               --------
--------

Expenses
  Partnership management fees                     9,592
9,864
  General and administrative expenses            11,916
8,919
                                               --------
--------

                                                 21,508
18,783
                                               --------
--------


  NET LOSS                                    $ (59,465)    $
(56,069)
                                               ========
========

Net loss allocated to assignees               $ (58,870)    $
(55,508)
                                               ========
========

Net loss allocated to general partner         $    (595)    $
(561)
                                               ========
========

Net loss per BAC                              $    (.12)    $
(.11)
                                               ========
========






       The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund Limited Partnership

                     STATEMENTS OF OPERATIONS

                 Three Months Ended September 30,
                           (Unaudited)

                                                      SERIES 6

----------------------
                                                 1997
1996
                                                 ----
----
Income
  Interest income                             $     171     $
280
  Miscellaneous income                                -
-
                                               --------
--------

                                                    171
280
                                               --------
--------

Share of loss from Operating
  Partnerships (Note D)                         (12,093)
(84,898)
                                               --------
--------

Expenses
  Partnership management fees                    36,069
36,069
  General and administrative expenses            16,500
11,718
                                               --------
--------

                                                 52,569
47,787
                                               --------
--------


  NET LOSS                                    $ (64,491)
$(132,405)
                                               ========
========

Net loss allocated to assignees               $ (63,846)
$(131,081)
                                               ========
========

Net loss allocated to general partner         $    (645)    $
(1,327)
                                               ========
========

Net loss per BAC                              $    (.05)    $
(.10)
                                               ========
========






       The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund Limited Partnership

                         STATEMENTS OF OPERATIONS

                      Six Months Ended September 30,
                               (Unaudited)



                                             1997         1996
                                             ----         ----

Income
  Interest income                       $     1,443   $     3,853
  Miscellaneous income                          472         2,657
                                         ----------    ----------

                                              1,915         6,510
                                         ----------    ----------

Share of loss from Operating
  Partnerships (Note D)                  (1,249,825)
(2,550,435)
                                         ----------    ----------

Expenses
  Partnership management fees               231,758       455,120
  General and administrative expenses        28,154       130,559
                                         ----------    ----------

                                            259,912      585,679
                                         ----------    ----------


  NET LOSS                              $(1,507,822)
$(3,129,604)
                                         ==========    ==========

Net loss allocated to assignees         $(1,492,744)
$(3,098,308)
                                         ==========    ==========

Net loss allocated to general partner   $   (15,078)  $
(31,296)
                                         ==========    ==========

Net loss per BAC                        $      (.83)  $
(1.66)
                                         ==========    ==========





       The accompanying notes are an integral part of these statements.

          Boston Capital Tax Credit Fund Limited Partnership

                       STATEMENTS OF OPERATIONS

                     Six Months Ended September 30,
                             (Unaudited)

                                                      SERIES 1

-----------------------
                                                  1997
1996
                                                  ----
----
Income
  Interest income                             $      415     $
712
  Miscellaneous income                                 1
1,353
                                                --------
--------

                                                     416
2,065
                                                --------
--------

Share of loss from Operating
  Partnerships (Note D)                         (117,749)
(178,762)
                                                --------
--------

Expenses
  Partnership management fees                     84,432
83,692
  General and administrative expenses             23,402
25,025
                                                --------
--------

                                                 107,834
108,717
                                                --------
--------


  NET LOSS                                    $ (225,167)
$(285,414)
                                                ========
========

Net loss allocated to assignees               $ (222,915)
$(282,560)
                                                ========
========

Net loss allocated to general partner         $   (2,252)    $
(2,854)
                                                ========
========

Net loss per BAC                              $     (.17)    $
(.21)
                                                ========
========






        The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund Limited Partnership

                        STATEMENTS OF OPERATIONS

                      Six Months Ended September 30,
                               (Unaudited)


                                                     SERIES 2

----------------------
                                                  1997
1996
                                                  ----
----
Income
  Interest income                             $      31     $
15
  Miscellaneous income                                -
-
                                               --------
--------

                                                     31
15
                                               --------
--------

Share of loss from Operating
  Partnerships (Note D)                        (127,273)
(207,478)
                                               --------
--------

Expenses
  Partnership management fees                    31,742
31,256
  General and administrative expenses            17,680
15,688
                                               --------
--------

                                                 49,422
46,944
                                               --------
--------


  NET LOSS                                    $(176,664)
$(254,407)
                                               ========
========

Net loss allocated to assignees               $(174,897)
$(251,863)
                                               ========
========

Net loss allocated to general partner         $  (1,767)    $
(2,544)
                                               ========
========

Net loss per BAC                              $    (.21)    $
(.30)
                                               ========
========




       The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund Limited Partnership

                        STATEMENTS OF OPERATIONS

                     Six Months Ended September 30,
                              (Unaudited)


                                                     SERIES 3

----------------------
                                                 1997
1996
                                                 ----
----
Income
  Interest income                           $        90   $
68
  Miscellaneous income                              560
1,304
                                               --------     -
--------

                                                    650
1,372
                                               --------     -
--------

Share of loss from Operating
  Partnerships (Note D)                        (978,676)
(928,109)
                                               --------     -
--------

Expenses
  Partnership management fees                   127,394
131,194
  General and administrative expenses            31,192
30,777
                                               --------     -
--------

                                                158,586
161,971
                                               --------     -
--------


  NET LOSS                                  $(1,136,612)
$(1,088,708)
                                               ========
=========

Net loss allocated to assignees             $(1,125,246)
$(1,077,821)
                                               ========
=========

Net loss allocated to general partner       $   (11,366)  $
(10,887)
                                               ========
=========

Net loss per BAC                            $      (.39)  $
(.38)
                                               ========
=========





       The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund Limited Partnership

                         STATEMENTS OF OPERATIONS

                      Six Months Ended September 30,
                               (Unaudited)


                                                     SERIES 4

----------------------
                                                 1997
1996
                                                 ----
----
Income
  Interest income                             $      81   $
335
  Miscellaneous income                                -
-
                                               --------     -
--------

                                                     81
335
                                               --------     -
--------

Share of loss from Operating
  Partnerships (Note D)                        (523,905)
(982,610)
                                               --------     -
--------

Expenses
  Partnership management fees                   125,442
125,442
  General and administrative expenses            32,330
29,464
                                               --------     -
--------

                                                157,772
154,906
                                               --------     -
--------


  NET LOSS                                    $(681,596)
$(1,137,181)
                                               ========
=========

Net loss allocated to assignees               $(674,780)
$(1,125,809)
                                               ========
=========

Net loss allocated to general partner         $  (6,816)  $
(11,372)
                                               ========
=========

Net loss per BAC                              $    (.22)  $
(.37)
                                               ========
=========





       The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund Limited Partnership

                       STATEMENTS OF OPERATIONS

                     Six Months Ended September 30,
                             (Unaudited)

                                                      SERIES 5

----------------------
                                                 1997
1996
                                                 ----
----
Income
  Interest income                             $   1,875     $
2,165
  Miscellaneous income                                -
-
                                               --------
--------

                                                  1,875
2,165
                                               --------
--------

Share of loss from Operating
  Partnerships (Note D)                         (60,024)
(64,716)
                                               --------
--------

Expenses
  Partnership management fees                    19,456
18,772
  General and administrative expenses            13,844
12,449
                                               --------
--------

                                                 33,300
31,221
                                               --------
--------


  NET LOSS                                    $ (91,449)    $
(93,772)
                                               ========
========

Net loss allocated to assignees               $ (90,535)    $
(92,834)
                                               ========
========

Net loss allocated to general partner         $    (914)    $
(938)
                                               ========
========

Net loss per BAC                              $    (.18)    $
(.19)
                                               ========
========






       The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund Limited Partnership

                     STATEMENTS OF OPERATIONS

                  Six Months Ended September 30,
                           (Unaudited)

                                                      SERIES 6

----------------------
                                                 1997
1996
                                                 ----
----
Income
  Interest income                             $     377     $
558
  Miscellaneous income                                -
-
                                               --------
--------

                                                    377
558
                                               --------
--------

Share of loss from Operating
  Partnerships (Note D)                        (252,035)
(188,760)
                                               --------
--------

Expenses
  Partnership management fees                    67,138
64,764
  General and administrative expenses            19,542
17,156
                                               --------
--------

                                                 86,680
81,920
                                               --------
--------


  NET LOSS                                    $(338,338)
$(270,122)
                                               ========
========

Net loss allocated to assignees               $(334,955)
$(267,421)
                                               ========
========

Net loss allocated to general partner         $  (3,383)    $
(2,701)
                                               ========
========

Net loss per BAC                              $    (.26)    $
(.21)
                                               ========
========






       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund Limited Partnership

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                     Six Months Ended September 30, 1997
                                 (Unaudited)



                                               General
                                Assignees      Partner      Total
                                ---------      -------      -----


Partners' capital (deficit),
    April 1, 1997             $22,603,537     $(630,179)
$21,973,358


Net loss                       (1,492,744)      (15,078)
(1,507,822)
                               ----------      --------
----------


Partners' capital (deficit),
    September 30, 1997        $21,110,793     $(645,257)
$20,465,536
                               ==========      ========
==========
























       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund Limited Partnership

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                     Six Months Ended September 30, 1997
                                 (Unaudited)


                                               General
                                Assignees      Partner
Total
                                ---------      -------
-----
Series 1
--------

Partners' capital (deficit),
    April 1, 1997             $  (782,382)    $(122,270)  $
(904,652)

Net loss                         (222,915)       (2,252)
(225,167)
                                ---------      --------    --
--------
Partners' capital (deficit),
    September 30, 1997        $(1,005,297)    $(124,522)
$(1,129,819)
                                =========      ========
==========

Series 2
--------

Partners' capital (deficit),
    April 1, 1997             $ 2,261,435      $(47,201)
$2,214,234

Net loss                         (174,897)       (1,767)
(176,664)
                                ---------       -------
---------

Partners' capital (deficit),
   September 30, 1997         $ 2,086,538      $(48,968)
$2,037,570
                                =========       =======
=========

Series 3
--------

Partners' capital (deficit),
    April 1, 1997             $ 6,395,028     $(189,862)  $
6,205,166

Net loss                       (1,125,246)      (11,366)
(1,136,612)
                               ----------      --------
----------

Partners' capital (deficit),
    September 30, 1997        $ 5,269,782     $(201,228)  $
5,068,554
                               ==========      ========
==========


       The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund Limited Partnership

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                     Six Months Ended September 30, 1997
                                 (Unaudited)



                                               General
                                Assignees      Partner      Total
                                ---------      -------      -----
Series 4
--------

Partners' capital (deficit),
    April 1, 1997             $ 8,970,850     $(172,117)  $
8,798,733

Net loss                         (674,780)       (6,816)
(681,596)
                               ----------      --------
----------
Partners' capital (deficit),
    September 30, 1997        $ 8,296,070     $(178,933)  $
8,117,137
                               ==========      ========
==========

Series 5
--------

Partners' capital (deficit),
    April 1, 1997              $1,447,110      $(27,555)
$1,419,555

Net loss                          (90,535)         (914)
(91,449)
                                ---------       -------
---------

Partners' capital (deficit),
     September 30, 1997        $1,356,575      $(28,469)
$1,328,106
                                =========       =======
=========

Series 6
--------

Partners' capital (deficit),
    April 1, 1997              $4,311,496      $(71,174)
$4,240,322

Net loss                         (334,955)       (3,383)
(338,338)
                                ---------      --------
--------

Partners' capital (deficit),
     September 30, 1997        $3,976,541      $(74,557)
$3,901,984
                                =========       =======
=========


       The accompanying notes are an integral part of these
statements.
                                  24

            Boston Capital Tax Credit Fund Limited Partnership

                         STATEMENTS OF CASH FLOWS

                       Six Months Ended September 30,
                                (Unaudited)



                                             1997
1996
                                             ----
----
Cash flows from operating activities:
    Net loss                              $(1,507,822)
$(3,129,605)
    Adjustments
       Distributions from Operating
         Partnerships                               -
14,703
       Amortization                                 -
-
       Share of loss from Operating
         Partnerships                       1,249,825
2,550,435

    Changes in assets and liabilities
       Increase (Decrease) in accounts
         payable                              329,601
620,180
       Decrease (Increase) in other
         assets                               (78,301)
(101,348)
                                           ----------
----------

         Net cash provided by (used in)
           operating activities                (6,697)
(45,635)
                                           ----------
----------

         DECREASE IN CASH AND CASH
           EQUIVALENTS                         (6,697)
(45,635)

Cash and cash equivalents, beginning          224,629
280,931
                                           ----------
----------

Cash and cash equivalents, ending         $   217,932    $
235,296
                                           ==========
==========





      The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund Limited Partnership

                           STATEMENTS OF CASH FLOWS

                        Six Months Ended September 30,
                                 (Unaudited)

                                                    Series 1

-------------------------
                                               1997
1996
                                               ----
----
Cash flows from operating activities:
    Net loss                              $  (225,167)   $
(285,414)
    Adjustments
       Distributions from Operating
         Partnerships                               -
-
       Amortization                                 -
-
       Share of loss from Operating
         Partnerships                         117,749
178,762

    Changes in assets and liabilities
       Increase (Decrease) in accounts
         payable                               91,255
90,432
       Decrease (Increase) in other
         assets                                     -
-
                                           ----------
----------

         Net cash provided by (used in)
           operating activities               (16,163)
(16,220)
                                           ----------
----------

         DECREASE IN CASH AND CASH
           EQUIVALENTS                        (16,163)
(16,220)

Cash and cash equivalents, beginning           33,374
52,334
                                           ----------
----------

Cash and cash equivalents, ending         $    17,211    $
36,114
                                           ==========
==========





      The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund Limited Partnership

                           STATEMENTS OF CASH FLOWS

                         Six Months Ended September 30,
                                 (Unaudited)

                                                    Series 2

-------------------------
                                             1997
1996
                                             ----
----
Cash flows from operating activities:
    Net loss                              $  (176,664)   $
(254,408)
    Adjustments
       Distributions from Operating
         Partnerships                               -
-
       Amortization                                 -
-
       Share of loss from Operating
         Partnerships                         127,273
207,478

    Changes in assets and liabilities
       Increase (Decrease) in accounts
         payable                               47,521
51,174
       Decrease (Increase) in other
         assets                                     -
-
                                           ----------
----------

         Net cash provided by (used in)
           operating activities                (1,870)
4,244
                                           ----------
----------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                (1,870)
4,244

Cash and cash equivalents, beginning            3,205
1,262
                                           ----------
----------

Cash and cash equivalents, ending         $     1,335    $
5,506
                                           ==========
==========




      The accompanying notes are an integral part of these statements.

          Boston Capital Tax Credit Fund Limited Partnership

                       STATEMENTS OF CASH FLOWS

                    Six Months Ended September 30,
                             (Unaudited)

                                                    Series 3

-------------------------
                                             1997
1996
                                             ----
----
Cash flows from operating activities:
    Net loss                              $(1,136,612)
$(1,088,708)
    Adjustments
       Distributions from Operating
         Partnerships                           2,677
2,659
       Amortization                                 -
-
       Share of loss from Operating
         Partnerships                         978,676
928,109

    Changes in assets and liabilities
       Increase (Decrease) in accounts
         payable                              158,110
154,916
       Decrease (Increase) in other
         assets                                     -
-
                                           ----------
----------

         Net cash provided by (used in)
           operating activities                 2,851
(3,024)
                                           ----------
----------

         INCREASE IN CASH AND CASH
           EQUIVALENTS                          2,851
(3,024)

Cash and cash equivalents, beginning            1,832
5,460
                                           ----------
----------

Cash and cash equivalents, ending         $     4,683    $
2,436
                                           ==========
==========





      The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund Limited Partnership

                         STATEMENTS OF CASH FLOWS

                       Six Months Ended September 30,
                                (Unaudited)
                                                    Series 4

-------------------------
                                             1997
1996
                                             ----
----
Cash flows from operating activities:
    Net loss                              $  (681,596)
$(1,137,181)
    Adjustments
       Distributions from Operating
         Partnerships                               -
12,044
       Amortization                                 -
-
       Share of loss from Operating
         Partnerships                         523,905
982,610

    Changes in assets and liabilities
       Increase (Decrease) in accounts
         payable                              228,221
231,791
       Decrease (Increase) in other
         assets                               (82,501)
(101,348)
                                           ----------
----------

         Net cash provided by (used in)
           operating activities               (11,971)
(12,084)
                                           ----------
----------

         DECREASE IN CASH AND CASH
           EQUIVALENTS                        (11,971)
(12,084)

Cash and cash equivalents, beginning           12,708
25,928
                                           ----------
----------

Cash and cash equivalents, ending         $       737    $
13,844
                                           ==========
==========






      The accompanying notes are an integral part of these
statements.
                                     29

              Boston Capital Tax Credit Fund Limited Partnership

                          STATEMENTS OF CASH FLOWS

                        Six Months Ended September 30,
                                 (Unaudited)

                                                    Series 5

-------------------------
                                               1997
1996
                                               ----
----
Cash flows from operating activities:
    Net loss                              $   (91,449)   $
(93,772)
    Adjustments
       Distributions from Operating
         Partnerships                               -
-
       Amortization                                 -
-
       Share of loss from Operating
         Partnerships                          60,024
64,716

    Changes in assets and liabilities
       Increase (Decrease) in accounts
         payable                               19,728
19,729
       Decrease (Increase) in other
         assets                                     -
-
                                           ----------
----------

         Net cash provided by (used in)
           operating activities               (11,697)
(9,327)
                                           ----------
----------
         DECREASE IN CASH AND CASH
           EQUIVALENTS                        (11,697)
(9,327)

Cash and cash equivalents, beginning          146,095
156,816
                                           ----------
----------

Cash and cash equivalents, ending         $   134,398    $
147,489
                                           ==========
==========




      The accompanying notes are an integral part of these statements.

                                   30

             Boston Capital Tax Credit Fund Limited Partnership

                           STATEMENTS OF CASH FLOWS

                        Six Months Ended September 30,
                                  (Unaudited)

                                                    Series 6

-------------------------
                                              1997
1996
                                              ----
----
Cash flows from operating activities:
    Net loss                              $  (338,338)   $
(270,122)
    Adjustments
       Distributions from Operating
         Partnerships                               -
-
       Amortization                                 -
-
       Share of loss from Operating
         Partnerships                         252,035
188,760

    Changes in assets and liabilities
       Increase (Decrease) in accounts
         payable                               72,138
72,138
       Decrease (Increase) in other
         assets                                     -
-
                                           ----------
----------

         Net cash provided by (used in)
           operating activities               (14,165)
(9,224)
                                           ----------
----------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS               (14,165)
(9,224)

Cash and cash equivalents, beginning           27,415
39,131
                                           ----------
----------

Cash and cash equivalents, ending         $    13,250    $
29,907
                                           ==========
==========





      The accompanying notes are an integral part of these statements.

                                   31

              Boston Capital Tax Credit Fund Limited Partnership
                        NOTES TO FINANCIAL STATEMENTS
                              September 30, 1997
                                 (Unaudited)
NOTE A - ORGANIZATION

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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

     The condensed financial statements included herein as of September 30,
1997 and for the six months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the
Securities and Exchange Commission. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the
Partnership adjusts its investment cost for its share of each Operating
Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Partnership in acquiring the investments in
Operating Partnerships are capitalized to the investment account.
The
Partnership's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested


                                    32
           Boston Capital Tax Credit Fund Limited Partnership
               NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           September 30, 1997
                              (Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES (continued) that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's
Annual Report on Form 10-K.

NOTE C - RELATED PARTY TRANSACTIONS
       The Partnership has entered into several transactions with various affiliates of the general partner, including Boston Capital
Partners, Inc. and
Boston Capital Asset Management Limited Partnership (formerly
Boston Capital
Communications Limited Partnership).

       General and administrative expenses incurred by Boston
Capital
Partners, Inc. and its affiliates were charged to each series'
operations for
the quarters ended September 30, 1997 and 1996 as follows:
                               1997       1996
                              -----      -----
                Series 1    $   823    $   642
                Series 2      1,846          -
                Series 3      1,860          -
                Series 4      1,870      1,639
                Series 5      1,498        975
                Series 6        949        642
                             ------     ------
                            $ 8,848    $ 3,898
                             ======     ======

       An annual partnership management fee based on .375 percent of the
aggregate cost of all apartment complexes owned by the Operating
Partnerships
has been accrued to Boston Capital Asset Management Limited
Partnership
(formerly Boston Capital Communications Limited Partnership).
The partnership
management fee accrued for the quarters ended September 30, 1997 and 1996 are
as follows:
                               1997        1996
                               ----        ----
                Series 1   $ 45,216    $ 45,216
                Series 2     17,310      17,310
                Series 3     67,497      67,497
                Series 4     62,721      62,721
                Series 5      9,864       9,864
                Series 6     36,069      36,069
                            -------     -------
                           $238,677    $238,677
                            =======     =======
      Accounts payable - affiliates at September 30, 1997 and
1996 represents
accrued general and administrative expenses and partnership
management fees,
and advances from an affiliate of the general partner,  which are payable to
Boston Capital Partners, Inc., and Boston Capital Asset
Management Limited
Partnership (formerly Boston Capital Communications Limited
Partnership).
                                     33



          Boston Capital Tax Credit Fund Limited Partnership
               NOTES TO FINANCIAL STATEMENTS - CONTINUED
                        September 30, 1997
                            (Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS  (continued)
      As of September 30, 1997, an affiliate of the general partner advanced a total of $182,250 to the Partnership to pay certain operating expenses of some of the series. Of this amount, $38,000 was advanced during the quarter ended
September 30, 1997. These advances are included in Accounts payable
-affiliates. These advances, and any additional advances, will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships.

      As of September 30, 1997, an affiliate of the general partner funded
$151,297, interest free, to the Partnership (Series 1 and 4) so that it could make three separate loans to the Operating Partnerships Virginia Circle, Van
Dyck Estates and New Grand Hotel in the amounts of $10,130,
$121,275 and
$19,892, respectively. The loans to Operating Partnerships Virginia Circle and Van Dyck Estates are being made to fund operating expenses of the operating partnership. The loan to Operating Partnership New Grand Hotel enabled the operating partnership to refinance its mortgage at a more favorable rate. These advances will be repaid to the Partnership by the
Operating Partnerships with surplus cash from operations.

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS
       At September 30, 1997 and 1996, the Partnership had limited partnership interests in one hundred and five Operating Partnerships which own operating apartment complexes as follows: nineteen in Series 1; eight in Series 2;
thirty-three in Series 3; twenty-five in Series 4; five in Series
5; and
fifteen in Series 6.

       Under the terms of the Partnership's investment in each Operating
Partnership, the Partnership was required to make capital contributions to such Operating Partnerships. These contributions were payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. At September 30, 1997 and 1996, all capital contributions had been paid to the Operating Partnerships in all of the Series.

       The Partnership's fiscal year ends March 31 of each year, while all the
Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating
Partnerships are for the six months ended June 30, 1997.

       The combined unaudited summarized statements of operations of the
Operating Partnerships for the six months ended June 30, 1997 and
1996
are as follows:                     34

            Boston Capital Tax Credit Fund Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                          September 30, 1997
                              (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                        Six Months Ended June 30,
                             (Unaudited)

                                                 Series 1

---------------------------
                                          1997             1996
                                          ----             ----
Revenues
   Rental                             $ 2,470,980      $
2,493,647
   Interest and other                     110,678
78,012
                                        ----------       -
---------
                                        2,581,658
2,571,659
                                        ----------       -
---------
Expenses
  Interest                                602,519
608,051
  Depreciation and amortization           853,215
902,849
  Operating expenses                    2,147,298
2,228,657
                                        ----------       --
--------
                                        3,603,032
3,739,557
                                        ----------       -
---------
          NET LOSS                    $(1,021,374)
$(1,167,898)
                                        ==========
==========
Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership                $  (117,749)     $
(178,762)
                                        ==========
==========

Net loss allocated to other partners  $   (10,214)     $
(11,679)
                                        ==========
==========

Net loss suspended                    $  (893,411)     $
(977,457)
                                        ==========
==========

The variance in allowable loss from the Operating Partnerships for the six months ended June 30, 1997 and 1996 is mainly a result of the way the
Partnership accounts for its investment in Operating
Partnerships.  The
Partnership accounts for its investments using the equity method of
accounting.  Under the equity method of accounting, the
Partnership adjusts
its investment cost for its share of each Operating Partnership's results of
operations and for any distributions received or accrued.
However, the
Partnership recognizes individual operating losses only to the extent of
capital contributions.  Excess losses are suspended for use in future years to
offset excess income.
                                    35

            Boston Capital Tax Credit Fund Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                         September 30, 1997
                              (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                        Six Months Ended June 30,
                              (Unaudited)

                                                Series 2

--------------------------
                                           1997             1996
                                           ----             ----
 Revenues
   Rental                             $   654,505      $
650,784
   Interest and other                      26,930
30,544
                                        ---------
---------
                                          681,435
681,328
                                        ---------
---------
Expenses
  Interest                                274,618
445,307
  Depreciation and amortization           191,202
224,130
  Operating expenses                      492,075
437,647
                                        ---------
---------
                                          957,895      $
1,107,084
                                        ---------
---------
          NET LOSS                    $  (276,460)     $
(425,756)
                                        =========
=========
Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership                $  (127,273)     $
(207,478)
                                        =========
=========

Net loss allocated to other partners  $    (2,765)     $
(4,258)
                                        =========
=========

Net loss suspended                    $  (146,423)     $
(214,020)
                                        =========
=========

The variance in allowable loss from the Operating Partnerships for the six
months ended June 30, 1997 and 1996 is mainly a result of the way the
Partnership accounts for its investment in Operating
Partnerships.  The
Partnership accounts for its investments using the equity method of
accounting.  Under the equity method of accounting, the
Partnership adjusts
its investment cost for its share of each Operating Partnership's results of
operations and for an distributions received or accrued.
However, the
Partnership recognizes individual operating losses only to the extent of
capital contributions.  Excess losses are suspended for use in future years to
offset excess income.
                                   36

            Boston Capital Tax Credit Fund Limited Partnership

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED
                             September 30, 1997
                               (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                        Six Months Ended June 30,
                             (Unaudited)

                                                  Series 3

--------------------------
                                          1997             1996
 Revenues                                 ----             ----

   Rental                             $ 3,095,989      $
2,816,091
   Interest and other                     160,428
238,633
                                        ---------
---------
                                        3,256,417
3,054,724
                                        ---------
---------
Expenses
  Interest                              1,213,548
1,450,305
  Depreciation and amortization         1,271,375
1,203,092
  Operating expenses                    2,189,678
1,944,262
                                        ---------
---------
                                        4,674,601
4,597,659
                                        ---------
---------
          NET LOSS                    $(1,418,184)
$(1,542,935)
                                       ==========
==========
Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership                $  (978,676)     $
(928,109)
                                       ==========
==========

Net loss allocated to other partners  $   (14,182)     $
(15,429)
                                       ==========
==========

Net loss suspended                    $  (425,326)     $
(599,397)
                                       ==========
==========

The variance in allowable loss from the Operating Partnerships for the six
months ended June 30, 1997 and 1996 is mainly a result of the way the
Partnership accounts for its investment in Operating
Partnerships.  The
Partnership accounts for its investments using the equity method of
accounting.  Under the equity method of accounting, the
Partnership adjusts
its investment cost for its share of each Operating Partnership's results of
operations and for any distributions received or accrued.
However, the
Partnership recognizes individual operating losses only to the extent of
capital contributions.  Excess losses are suspended for use in future years to
offset excess income.
                                    37

           Boston Capital Tax Credit Fund Limited Partnership

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                         September 30, 1997
                            (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

             COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                     Six Months Ended June 30,
                          (Unaudited)

                                                  Series 4

----------------------------
                                          1997             1996
 Revenues                                 ----             ----
   Rental                             $ 3,212,185      $
2,765,942
   Interest and other                     134,133
155,061
                                       ----------
----------
                                        3,346,318
2,921,003
                                       ----------
----------
Expenses
  Interest                              1,287,728
1,232,939
  Depreciation and amortization         1,178,973
1,174,352
  Operating expenses                    1,852,653
1,821,539
                                       ----------
----------

                                        4,319,354
4,228,830
                                       ----------
----------
          NET LOSS                    $  (973,036)
$(1,307,827)
                                       ==========
==========
Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership                $  (523,905)     $
(982,610)
                                       ==========
==========
Net loss allocated to other partners  $    (9,730)     $
(13,078)
                                       ==========
==========

Net loss suspended                    $  (439,401)     $
(312,139)
                                       ==========
==========

The variance in allowable loss from the Operating Partnerships for the six months ended June 30, 1997 and 1996 is mainly a result of the way the
Partnership accounts for its investment in Operating
Partnerships.  The
Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. However, the
Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.

                                  38

            Boston Capital Tax Credit Fund Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           September 30, 1997
                              (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                       Six Months Ended June 30,
                             (Unaudited)

                                                  Series 5

--------------------------
                                           1997             1996
 Revenues                                  ----             ----
   Rental                               $ 313,822        $
288,308
   Interest and other                      31,924
28,709
                                          -------
--------

                                          345,746
317,017
                                          -------
--------
Expenses
  Interest                                128,523
80,534
  Depreciation and amortization            97,685
96,277
  Operating expenses                      228,970
225,145
                                          -------
--------
                                          455,178
401,956
                                          -------
--------

          NET LOSS                      $(109,432)       $
(84,939)
                                         ========
========
Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership                  $ (60,024)       $
(64,716)
                                         ========
========

Net loss allocated to other partners    $  (1,094)       $
(849)
                                         ========
========

Net loss suspended                      $ (48,313)       $
(19,374)
                                         ========
========

The variance in allowable loss from the Operating Partnerships for the six
months ended June 30, 1997 is mainly a result of the way the
Partnership
accounts for its investment in Operating Partnerships.  The
Partnership
accounts for its investments using the equity method of
accounting.  Under the
equity method of accounting, the Partnership adjusts its
investment cost for
its share of each Operating Partnership's results of operations and for any
distributions received or accrued.  However, the Partnership recognizes
individual operating losses only to the extent of capital
contributions.
Excess losses are suspended for use in future years to offset excess income.
                                    39

           Boston Capital Tax Credit Fund Limited Partnership

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                          September 30, 1997
                             (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

           COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                       Six Months Ended June 30,
                             (Unaudited)

                                                  Series 6

--------------------------
                                          1997             1996
 Revenues                                 ----             ----
   Rental                              $2,000,294
$2,083,923
   Interest and other                     148,428
121,826
                                        ---------
---------

                                        2,148,722
2,205,749
                                        ---------
---------
Expenses
  Interest                                594,627
659,690
  Depreciation and amortization           603,442
602,713
  Operating expenses                    1,217,769
1,164,720
                                        ---------
---------
                                        2,415,838
2,427,123
                                        ---------
---------
          NET LOSS                     $ (267,116)      $
(221,374)
                                        =========
=========
Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership                 $ (252,035)      $
(188,760)
                                        =========
=========

Net loss allocated to other partners   $   (2,671)      $
(2,214)
                                        =========
=========

Net loss suspended                     $  (12,410)      $
(30,400)
                                        =========
=========

The variance in allowable loss from the Operating Partnerships for the six
months ended June 30, 1997 and 1996 is mainly a result of the way the
Partnership accounts for its investment in Operating
Partnerships.  The
Partnership accounts for its investments using the equity method of
accounting.  Under the equity method of accounting, the
Partnership adjusts
its investment cost for its share of each Operating Partnership's results of
operations and for any distributions received or accrued.
However, the
Partnership recognizes individual operating losses only to the extent of
capital contributions.  Excess losses are suspended for use in future years to
offset excess income.
                                   40

             Boston Capital Tax Credit Fund Limited Partnership

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           September 30, 1997
                              (Unaudited)

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
































                                    41




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

    The Partnership is currently accruing the annual partnership management fee. Partnership management fees accrued during the quarter ended September
30, 1997 were $238,677 and total partnership management fees accrued as of
September 30, 1997 were $5,013,412. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Partnership receives sales or refinancing proceeds from Operating Partnerships, which will be used to satisfy such liabilities.

    An affiliate of the general partner has advanced $182,250 to the
Partnership to pay certain third party operating expenses. Of this amount,
$38,000 was advanced in the quarter ended September 30, 1997. The amounts advanced to four of the six series as are as follows: $40,000 to Series 1;
$25,000 to Series 2; $94,250 to Series 3; and $23,000 to Series
4.  These and
any additional advances will be paid, without interest, from available cash flow, reporting fees, or the proceeds of sales or refinancing of the
Partnership's interests in Operating Partnerships. The Partnership anticipates that as the Operating Partnerships continue to mature, more cash flow and reporting fees will be generated. Cash flow and reporting fees will be added to the Partnership's working capital and will be available to meet future third party obligation of the Partnership. The Partnership is currently pursuing, and will continue to pursue, available cash flow and reporting fees and anticipates that the amount collected will be sufficient to cover third party operating expenses.

Capital Resources
-----------------
    The Partnership offered BACs in a Public Offering declared effective by
the Securities and Exchange Commission on August 29, 1988.  The
Partnership
received and accepted subscriptions for $97,746,940 representing
9,800,600
BACs from investors admitted as BAC Holders in Series 1 through Series 6 of the Partnership. Offers and sales of BACs in Series 1 through Series 6 of the
Partnership were completed and the last of the BACs in Series 6 were issued by the Partnership on September 29, 1989. At September 30, 1997 and 1996 the
Partnership had limited partnership equity interests in 105
Operating
Partnerships.

    Series 1.
    --------- The Partnership received and accepted subscriptions for
$12,999,000, representing 1,299,900 BACs from investors admitted as BAC
Holders in Series 1. Offers and sales of BACs in Series 1 were completed and the last of the BACs in Series 1 were issued on December 14, 1988.

                                   42

    As of September 30, 1997, the net proceeds from the offer and sale of BACs in Series 1 had been used to invest in a total of 19 Operating
Partnerships in
an aggregate amount of $9,069,266, and the Partnership had completed payment of all its capital contributions. Series 1 net offering proceeds in the amount of $17,211 remains in Working Capital.

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

    As of September 30, 1997, the net proceeds from the offer and sale of BACs in Series 2 had been used to invest in a total of eight Operating Partnerships in an aggregate amount of $6,411,018, and the Partnership had completed payment of all its capital contributions. Series 2 net offering proceeds in the amount of $1,335 remains in Working Capital.

    Series 3.
    --------- The Partnership received and accepted subscriptions for
$28,822,000, representing 2,882,200 BACs from investors admitted as BAC
Holders in Series 3. Offers and sales of BACs in Series 3 were completed and the last of the BACs in Series 3 were issued by the Partnership on March 14,
1989.

    As of September 30, 1997, the net proceeds from the offer and sale of BACs in Series 3 had been used to invest in a total of 33 Operating
Partnerships in
an aggregate amount of $20,872,509 and the Partnership had completed payment of all its capital contributions. Series 3 net offering proceeds in the amount of $4,683 remains in Working Capital.

    Series 4.
    --------- The Partnership received and accepted subscriptions for
$29,788,160, representing 2,995,300 BACs from investors admitted as BAC
Holders in Series 4. Offers and sales of BACs in Series 4 were completed and the last of the BACs in Series 4 were issued by the Partnership on July 7,
1989.

    As of September 30, 1997, the net proceeds from the offer and sale of BACs in Series 4 had been committed to invest in a total of 25
Operating
Partnerships in an aggregate amount of $21,868,519, and the Partnership had completed payment of all its capital contributions. Series 4 net offering proceeds in the amount of $737 remains in Working Capital.

    Series 5.
    ---------  The Partnership received and accepted
subscriptions for
$4,899,000, representing 489,900 from investors admitted as BAC
Holders in
Series 5. Offers and sales of BACs in Series 5 were completed and the last of
the BACs in Series 5 were issued by the Partnership on August 22,
1989.
                                   43

Proceeds from the sale of BACs in Series 5 were invested in Operating
Partnerships owning apartment complexes located in California only, which generate both California and Federal Housing Tax Credits. Offers and sales of
BACs in Series 5 were completed and the last of the BACs in Series 5 were issued by the Partnership on August 22, 1989.

    As of September 30, 1997, the net proceeds from the offer and sale of BACs in Series 5 had been used to invest in a total of five Operating Partnerships in an aggregate amount of $3,431,044, and the Partnership had completed payment of all installments of its capital contributions. Series 5 net offering proceeds in the amount of $134,398 remains in Working Capital.

    Series 6.
    --------- The Partnership received and accepted subscriptions for
$12,935,780, representing 1,303,000 BACs from investors admitted as BAC
Holders in Series 6. Offers and sales of BACs in Series 6 were completed and the last of the BACs in Series 6 were issued on September 29, 1989.

    As of September 30, 1997 the net proceeds from the offer and sale of BACs in Series 6 had been used to invest in a total of 15 Operating
Partnerships in
an aggregate amount of $9,359,053, and the Partnership had completed payment of all its capital contributions. Series 6 net offering proceeds in the amount of $13,250 remains in Working Capital.

Results of Operations
---------------------

    At September 30, 1997 and 1996 the Partnership held limited partnership interests in 105 Operating Partnerships. In each instance the Apartment
Complex owned by the applicable Operating Partnership is eligible for the
Federal Housing Tax Credit. Occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test(i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

    The Partnership incurs an annual partnership management fee to the General
Partner and/or its affiliates in an amount equal to 0.375% of the aggregate cost of the Apartment Complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid by the Operating Partnerships. The annual partnership management fee is currently being accrued. It is anticipated that all outstanding fees will be repaid from the sale or refinancing proceeds. The annual partnership management fee charged to operations for the quarters ended September 30, 1997 and 1996 were $223,758 and $231,176, respectively. This amount is anticipated to be lower in subsequent fiscal years as more of the Operating Partnerships begin to pay annual asset management fees and reporting fees to the series.

                                    44
    The Partnership's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested. The Partnership's investments in Operating Partnerships have been made principally with a view towards realization of Federal Housing Tax
Credits for allocation to its partners and BAC holders.  The
Results of
Operations reported herein are interim period estimates that may not necessarily be indicative of final year end results.

    Series 1.
    ---------  As of September 30, 1997 and 1996, the average
Qualified
Occupancy for the series was 99.2% and 99.4%, respectively. The series had a total of 19 properties at September 30, 1997. Out of the total, 17 were at
100% Qualified Occupancy.

    For the six months being reported, the series reflects a net loss from
Operating Partnerships of $1,021,374. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect a net loss of $168,159.
Substantially all of the net loss for both years is attributable to accrued mortgage interest not payable currently by Kingston Property Associates,
Genesee Commons Associates, and Unity Park Associates. All three partnerships have closed on mortgages which require minimum debt service payments, the funds from which are being utilized exclusively for completing structural repairs and upgrades. The Operating General Partners have continued to fund the majority of the balance of the net loss.

    The properties owned by Townhomes of Minnehaha Court and Virginia
Circle are experiencing high operating expenses which are resulting in operating deficits. The respective management companies are implementing cost saving measures to mitigate these deficits and stabilize the properties operations.

    Series 2.
    ---------  As of September 30, 1997 and 1996, the average
Qualified
Occupancy for the series was 100% and 98.8%, respectively.  The series had a
total of eight properties at June 30, 1997, all of which were at
100%
Qualified Occupancy.

    For the six months being reported the series reflects a net loss from the Operating Partnerships of $276,460. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect a net loss of
$85,258.

    Annadale Housing Partners has reported net losses due to operational issues associated with the property. The Operating Partnership continues to stabilize since the completion of rehabilitation and occupancy has shown steady improvement. Occupancy is at 95% as of September 30, 1997.




                                   45

    Series 3.
    ---------  As of September 30, 1997 and 1996, the average
Qualified
Occupancy for the series was 99.6% and 99.7%, respectively.  The series had a
total of 33 properties at September 30, 1997, of which 31 were at
100%
Qualified Occupancy.

    For the six months being reported series reflects a net loss from the
Operating Partnerships of $1,418,184. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect a net loss of $146,809.

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

      The property owned by California Investors VI, L.P. has experienced a reduction in occupancy, which stands at 92% at September 30, 1997. The management company is increasing their marketing efforts, as well as implementing capital improvements to the property to attract tenants.
These efforts should improve occupancy and stabilize the property.

      The new management company at Hidden Cove continues to make improvements to the tenant base and occupancy which stands at 93% at
September 30, 1997, however, the property is still generating operating deficits. As such, the management company is implementing cost saving measures to mitigate these deficits and stabilize the property.

     Series 4.
    ---------  As of September 30, 1997 and 1996, the average
Qualified
Occupancy for the series was 100% and 100%, respectively. The series had a total of 25 properties at September, 30, 1997, all of which were at 100%
Qualified Occupancy.

    For the six months being reported series reflects a net loss from the Operating Partnerships of $973,036. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflects positive operations of $205,937.

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

                               46


     The new Operating General Partner has discovered that there are delinquent real estate taxes on the property owned by Van Dyke Estates
XVI. These taxes are being paid resulting in operating deficits. The new Operating General Partner believes that once these taxes have been paid operating deficits will be minimal.

    Series 5.
    ---------  As of September 30, 1997 and 1996, the average
Qualified
Occupancy for the series was 100% and 99.6%, respectively. The series had a total of five properties at September 30, 1997, all of which were at 100%
Qualified Occupancy.

    For the six months being reported the series reflects a net loss from the Operating Partnerships of $109,432. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $11,747.

    Annadale Housing Partners has reported net losses due to operational issues associated with the property. The Operating Partnership continues to stabilize since the completion of rehabilitation and occupancy has shown steady improvement. Occupancy is at 95% as of September 30, 1997. The
property owned by Glenhaven Park Partners is experiencing high operating expenses which are resulting in operating deficits. The management company is implementing cost saving measures to mitigate these deficits and stabilize the property's operations.

    Series 6.
    ---------  As of September 30, 1997 and 1996, the average
Qualified
Occupancy for the series was 99.7% and 99.5% respectively. The series had a total of 15 properties at September 30, 1997, of which 14 were at 100% Qualified Occupancy.

    For the six months being reported the series reflects a net loss from the Operating Partnerships of $267,116. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of
$336,326.

                                   47












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





















                              48

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



                                BOSTON CAPITAL TAX CREDIT
                                FUND LIMITED PARTNERSHIP



                           By:  Boston Capital Associates Limited
                                Partnership, General Partner



                           By:  C&M Associates, d/b/a
                                Boston Capital Associates



Date:  November 14, 1997 By:   /s/JOHN P. MANNING
                                 ---------------------------
                                John P. Manning, Partner
                                Partner & Principal Financial
                                Officer
























                                    49