Form 10-Q
period 1997-12-31
BOSTON CAPITAL TAX CREDIT FUND LTD PARTNERSHIP
filed 1998-02-19
CIK 835095

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  December 31, 1997
                                     --------------------
                                               or

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



                        QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED December 31, 1997
              -----------------------------------------------


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

PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K..................

            Signatures........................................





















               Boston Capital Tax Credit Fund Limited Partnership

                            BALANCE SHEETS



                                            December 31,
March 31,
                                                1997
1997
                                             (Unaudited)
(Audited)
                                            ------------
------------
ASSETS

INVESTMENTS IN OPERATING
PARTNERSHIPS (Note D)                        $22,726,098
$25,927,506


OTHER ASSETS
   Cash and cash equivalents                     163,992
224,629
   Other assets                                  666,839
558,728
                                              ----------
----------

                                             $23,556,929
$26,710,863
                                              ==========
==========

LIABILITIES

Accounts payable - affiliates (Note C)       $ 5,622,653
$ 4,737,505
                                              ----------
----------

PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 9,800,600 issued and      18,604,845
22,603,537
     outstanding

General Partner                                 (670,569)
(630,179)
                                              ----------
----------
                                              17,934,276
21,973,358
                                              ----------
----------

                                             $23,556,929
$26,710,863
                                              ==========
==========





       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund Limited Partnership

                              BALANCE SHEETS

                                                      SERIES 1

---------------------------

                                             December 31,
March 31,
                                                1997
1997
                                             (Unaudited)
(Audited)
                                             ----------
----------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                     $       -       $
117,749


OTHER ASSETS
Cash and cash equivalents                       15,540
33,374
Other assets                                    68,112
54,303
                                             ---------        -
--------

                                            $   83,652      $
205,426
                                             =========
=========

LIABILITIES

Accounts payable - affiliates (Note C)      $1,260,736
$1,110,078
                                             ---------        --
-------

PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 1,299,900 issued and    (1,052,090)
(782,382)
     outstanding

General Partner                               (124,994)
(122,270)
                                             ---------        -
--------

                                            (1,177,084)
(904,652)
                                             ---------        -
--------

                                            $   83,652       $
205,426
                                             =========
=========




         The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund Limited Partnership

                           BALANCE SHEETS

                                                      SERIES 2

----------------------------

                                            December 31,
March 31,
                                                1997
1997
ASSETS                                       (Unaudited)
(Audited)
                                             -----------
---------
INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                      $1,984,638
$2,152,434


OTHER ASSETS
Cash and cash equivalents                            131
3,205
Other assets                                     360,286
360,285
                                               ---------
---------

                                              $2,345,055
$2,515,924
                                               =========
=========



LIABILITIES

Accounts payable - affiliates (Note C)        $  367,598      $
301,690
                                               ---------
---------

PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 830,300 issued and
     outstanding                               2,027,026
2,261,435


General Partner                                  (49,569)
(47,201)
                                               ---------
---------

                                               1,977,457
2,214,234
                                               ---------
---------

                                              $2,345,055
$2,515,924
                                               =========
=========



        The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund Limited Partnership

                              BALANCE SHEETS

                                                       SERIES 3

----------------------------

                                            December 31,
March 31,
                                                1997
1997
ASSETS                                       (Unaudited)
(Audited)
                                             -----------
---------
INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                      $6,055,658
$7,481,197


OTHER ASSETS
Cash and cash equivalents                          4,035
1,832
Other assets                                      41,861
41,861
                                               ---------
---------

                                              $6,101,554
$7,524,890
                                               =========
=========



LIABILITIES

Accounts payable - affiliates (Note C)        $1,546,485
$1,319,724
                                               ---------
---------

PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 2,882,200 issued and
     outstanding                               4,761,432
6,395,028


General Partner                                 (206,363)
(189,862)
                                               ---------
---------

                                               4,555,069
6,205,166
                                               ---------
---------

                                              $6,101,554
$7,524,890
                                               =========
=========


       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund Limited Partnership

                           BALANCE SHEETS

                                                      SERIES 4

----------------------------
                                            December 31,
March 31,
                                                1997
1997
                                             (Unaudited)
(Audited)
                                            ------------
----------
ASSETS

   INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $  8,756,420     $
9,801,415


OTHER ASSETS

   Cash and cash equivalents                         574
12,708
   Other assets                                  163,467
69,166
                                              ----------      -
---------

                                            $  8,920,461    $
9,883,289
                                              ==========
==========



LIABILITIES

Accounts payable - affiliates (Note C)      $  1,388,577     $
1,084,556
                                              ----------      -
---------

PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 2,995,300 issued and
     outstanding                               7,716,669
8,970,850

General Partner                                 (184,785)
(172,117)
                                              ----------      -
---------

                                               7,531,884
8,798,733
                                              ----------      -
---------

                                             $ 8,920,461     $
9,883,289
                                              ==========
==========


          The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund Limited Partnership

                            BALANCE SHEETS

                                                      SERIES 5

----------------------------
                                            December 31,
March 31,
                                                1997
1997
                                             (Unaudited)
(Audited)
                                            ------------
----------

ASSETS

  INVESTMENTS IN OPERATING
  PARTNERSHIPS (Note D)                       $1,208,933
$1,308,171


OTHER ASSETS

  Cash and cash equivalents                      131,996
146,095
  Other assets                                    33,113
33,113
                                               ---------
---------

                                              $1,374,042
$1,487,379
                                               =========
=========



LIABILITIES

Accounts payable - affiliates (Note C)        $   97,416      $
67,824
                                               ---------
---------

PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 489,900 issued and
     outstanding                               1,305,610
1,447,110

General Partner                                  (28,984)
(27,555)
                                               ---------
---------

                                               1,276,626
1,419,555
                                               ---------
---------

                                              $1,374,042
$1,487,379
                                               =========
=========

     The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund Limited Partnership

                         BALANCE SHEETS


                                                     SERIES 6

----------------------------
                                           December 31,
March 31,
                                               1997
1997
                                            (Unaudited)
(Audited)
                                            ------------
----------

ASSETS

   INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                      $4,720,449
$5,066,540


OTHER ASSETS

   Cash and cash equivalents                      11,716
27,415
   Other assets                                        -
-
                                               ---------
---------

                                              $4,732,165
$5,093,955
                                               =========
=========



LIABILITIES

Accounts payable - affiliates (Note C)        $  961,841      $
853,633
                                               ---------
---------
PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 1,303,000 issued and
     outstanding                               3,846,198
4,311,496

General Partner                                  (75,874)
(71,174)
                                               ---------
---------

                                               3,770,324
4,240,322
                                               ---------
---------

                                              $4,732,165
$5,093,955
                                               =========
=========

      The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund Limited Partnership

                         STATEMENTS OF OPERATIONS

                     Three Months Ended December 31,
                               (Unaudited)



                                             1997         1996
                                             ----         ----

Income
  Interest income                       $     1,146   $     1,611
  Miscellaneous income                            -             -
                                         ----------    ----------

                                              1,146         1,611
                                         ----------    ----------

Share of loss from Operating
  Partnerships (Note D)                  (1,138,689)
(1,200,839)
                                         ----------    ----------

Expenses
  Partnership management fees               233,203       233,581
  General and administrative expenses        18,508        15,291
                                         ----------    ----------

                                           (251,711)
(248,872)
                                         ----------    ----------


  NET LOSS                              $(1,389,254)
$(1,448,100)
                                         ==========    ==========

Net loss allocated to assignees         $(1,375,361)
$(1,433,619)
                                         ==========    ==========

Net loss allocated to general partner   $   (13,893)  $
(14,481)
                                         ==========    ==========

Net loss per BAC                        $      (.70)  $
(.71)
                                         ==========    ==========





       The accompanying notes are an integral part of these statements.

          Boston Capital Tax Credit Fund Limited Partnership

                       STATEMENTS OF OPERATIONS

                    Three Months Ended December 31,
                             (Unaudited)

                                                      SERIES 1

-----------------------
                                                  1997
1996
                                                  ----
----
Income
  Interest income                             $      113     $
247
  Miscellaneous income                                 -
-
                                                --------
--------

                                                     113
247
                                                --------
--------

Share of loss from Operating
  Partnerships (Note D)                                -
(92,287)
                                                --------
--------

Expenses
  Partnership management fees                     45,216
45,216
  General and administrative expenses              2,161
1,885
                                                --------
--------

                                                  47,377
47,101
                                                --------
--------


  NET LOSS                                    $  (47,264)
$(139,141)
                                                ========
========

Net loss allocated to assignees               $  (46,791)
$(137,750)
                                                ========
========

Net loss allocated to general partner         $     (473)    $
(1,391)
                                                ========
========

Net loss per BAC                              $     (.04)    $
(.11)
                                                ========
========






        The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund Limited Partnership

                        STATEMENTS OF OPERATIONS

                    Three Months Ended December 31,
                               (Unaudited)


                                                     SERIES 2

----------------------
                                                  1997
1996
                                                  ----
----
Income
  Interest income                             $       5
34
  Miscellaneous income                                -
-
                                               --------
--------

                                                      5
34
                                               --------
--------

Share of loss from Operating
  Partnerships (Note D)                         (40,521)
(36,603)
                                               --------
--------

Expenses
  Partnership management fees                    17,310
17,310
  General and administrative expenses             2,286
2,136
                                               --------
--------

                                                 19,596
19,446
                                               --------
--------


  NET LOSS                                    $ (60,112)    $
(56,015)
                                               ========
========

Net loss allocated to assignees               $ (59,511)    $
(55,455)
                                               ========
========

Net loss allocated to general partner         $    (601)    $
(560)
                                               ========
========

Net loss per BAC                              $    (.07)    $
(.07)
                                               ========
========




       The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund Limited Partnership

                        STATEMENTS OF OPERATIONS

                     Three Months Ended December 31,
                              (Unaudited)


                                                     SERIES 3

----------------------
                                                 1997
1996
                                                 ----
----
Income
  Interest income                             $      26     $
20
  Miscellaneous income                                -
-
                                               --------
--------

                                                     26
20
                                               --------
--------

Share of loss from Operating
  Partnerships (Note D)                        (443,807)
(504,738)
                                               --------
--------

Expenses
  Partnership management fees                    65,023
63,301
  General and administrative expenses             4,681
3,685
                                               --------
--------

                                                 69,704
66,986
                                               --------
--------


  NET LOSS                                    $(513,485)
$(571,704)
                                               ========
========

Net loss allocated to assignees               $(508,350)
$(565,987)
                                               ========
========

Net loss allocated to general partner         $  (5,135)    $
(5,717)
                                               ========
========

Net loss per BAC                              $    (.18)    $
(.20)
                                               ========
========





       The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund Limited Partnership

                         STATEMENTS OF OPERATIONS

                      Three Months Ended December 31,
                               (Unaudited)


                                                     SERIES 4

----------------------
                                                 1997
1996
                                                 ----
----
Income
  Interest income                             $       -     $
66
  Miscellaneous income                                -
-
                                               --------
--------

                                                      -
66
                                               --------
--------

Share of loss from Operating
  Partnerships (Note D)                        (521,090)
(471,629)
                                               --------
--------

Expenses
  Partnership management fees                    59,721
62,721
  General and administrative expenses             4,442
4,294
                                               --------
--------

                                                 64,163
67,015
                                               --------
--------


  NET LOSS                                    $(585,253)
$(484,578)
                                               ========
========

Net loss allocated to assignees               $(579,400)
$(479,732)
                                               ========
========

Net loss allocated to general partner         $  (5,853)    $
(4,846)
                                               ========
========

Net loss per BAC                              $    (.20)    $
(.16)
                                               ========
========





       The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund Limited Partnership

                       STATEMENTS OF OPERATIONS

                   Three Months Ended December 31,
                             (Unaudited)

                                                      SERIES 5

----------------------
                                                 1997
1996
                                                 ----
----
Income
  Interest income                             $     916     $
1,036
  Miscellaneous income                                -
-
                                               --------
--------

                                                    916
1,036
                                               --------
--------

Share of loss from Operating
  Partnerships (Note D)                         (39,214)
(14,161)
                                               --------
--------

Expenses
  Partnership management fees                     9,864
9,864
  General and administrative expenses             3,318
1,617
                                               --------
--------

                                                 13,182
11,481
                                               --------
--------


  NET LOSS                                    $ (51,480)    $
(24,606)
                                               ========
========

Net loss allocated to assignees               $ (50,965)    $
(24,360)
                                               ========
========

Net loss allocated to general partner         $    (515)    $
(246)
                                               ========
========

Net loss per BAC                              $    (.11)    $
(.05)
                                               ========
========






       The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund Limited Partnership

                     STATEMENTS OF OPERATIONS

                 Three Months Ended December 31,
                           (Unaudited)

                                                      SERIES 6

----------------------
                                                 1997
1996
                                                 ----
----
Income
  Interest income                             $      86     $
208
  Miscellaneous income                                -
-
                                               --------
--------

                                                     86
208
                                               --------
--------

Share of loss from Operating
  Partnerships (Note D)                         (94,057)
(135,421)
                                               --------
--------

Expenses
  Partnership management fees                    36,069
35,169
  General and administrative expenses             1,620
1,674
                                               --------
--------

                                                 37,689
36,843
                                               --------
--------


  NET LOSS                                    $(131,660)
$(172,056)
                                               ========
========

Net loss allocated to assignees               $(130,343)
$(170,335)
                                               ========
========

Net loss allocated to general partner         $  (1,317)    $
(1,721)
                                               ========
========

Net loss per BAC                              $    (.10)    $
(.13)
                                               ========
========






       The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund Limited Partnership

                         STATEMENTS OF OPERATIONS

                      Nine months Ended December 31,
                               (Unaudited)



                                             1997         1996
                                             ----         ----

Income
  Interest income                       $     4,019   $     5,466
  Miscellaneous income                          560         2,657
                                         ----------    ----------

                                              4,579         8,123
                                         ----------    ----------

Share of loss from Operating
  Partnerships (Note D)                  (3,198,351)
(3,751,274)
                                         ----------    ----------

Expenses
  Partnership management fees               688,807       688,701
  General and administrative expenses       156,503       145,853
                                         ----------    ----------

                                           (845,310)      834,554
                                         ----------    ----------


  NET LOSS                              $(4,039,082)
$(4,577,705)
                                         ==========    ==========

Net loss allocated to assignees         $(3,998,692)
$(4,531,928)
                                         ==========    ==========

Net loss allocated to general partner   $   (40,391)  $
(45,777)
                                         ==========    ==========

Net loss per BAC                        $     (2.14)  $
(2.37)
                                         ==========    ==========





       The accompanying notes are an integral part of these statements.

          Boston Capital Tax Credit Fund Limited Partnership

                       STATEMENTS OF OPERATIONS

                     Nine Months Ended December 31,
                             (Unaudited)

                                                      SERIES 1

-----------------------
                                                  1997
1996
                                                  ----
----
Income
  Interest income                             $      529     $
959
  Miscellaneous income                                 -
1,353
                                                --------
--------

                                                     529
2,312
                                                --------
--------

Share of loss from Operating
  Partnerships (Note D)                         (117,749)
(271,049)
                                                --------
--------

Expenses
  Partnership management fees                    129,648
128,908
  General and administrative expenses             25,564
26,910
                                                --------
--------

                                                 155,212
155,818
                                                --------
--------


  NET LOSS                                    $ (272,432)
$(424,555)
                                                ========
========

Net loss allocated to assignees               $ (269,708)
$(420,309)
                                                ========
========

Net loss allocated to general partner         $   (2,724)    $
(4,246)
                                                ========
========

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

            Boston Capital Tax Credit Fund Limited Partnership

                        STATEMENTS OF OPERATIONS

                      Nine months Ended December 31,
                               (Unaudited)


                                                     SERIES 2

----------------------
                                                  1997
1996
                                                  ----
----
Income
  Interest income                             $      37     $
49
  Miscellaneous income                                -
-
                                               --------
--------

                                                     37
49
                                               --------
--------

Share of loss from Operating
  Partnerships (Note D)                        (167,794)
(244,081)
                                               --------
--------

Expenses
  Partnership management fees                    49,052
48,566
  General and administrative expenses            19,968
17,825
                                               --------
--------

                                                 69,020
66,391
                                               --------
--------


  NET LOSS                                    $(236,777)
$(310,423)
                                               ========
========

Net loss allocated to assignees               $(234,409)
$(307,319)
                                               ========
========

Net loss allocated to general partner         $  (2,368)    $
(3,104)
                                               ========
========

Net loss per BAC                              $    (.29)    $
(.37)
                                               ========
========




       The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund Limited Partnership

                        STATEMENTS OF OPERATIONS

                     Nine Months Ended December 31,
                              (Unaudited)


                                                     SERIES 3

----------------------
                                                 1997
1996
                                                 ----
----
Income
  Interest income                           $       117   $
89
  Miscellaneous income                              560
1,304
                                              ---------     -
--------

                                                    677
1,393
                                              ---------     -
--------

Share of loss from Operating
  Partnerships (Note D)                      (1,422,483)
(1,432,847)
                                              ---------     -
--------

Expenses
  Partnership management fees                   192,417
194,495
  General and administrative expenses            35,874
34,463
                                              ---------     -
--------

                                                228,291
228,958
                                              ---------     -
--------


  NET LOSS                                  $(1,650,097)
$(1,660,412)
                                              =========
=========

Net loss allocated to assignees             $(1,633,596)
$(1,643,808)
                                              =========
=========

Net loss allocated to general partner       $   (16,501)  $
(16,604)
                                              =========
=========

Net loss per BAC                            $      (.57)  $
(.57)
                                              =========
=========





       The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund Limited Partnership

                         STATEMENTS OF OPERATIONS

                      Nine Months Ended December 31,
                               (Unaudited)


                                                     SERIES 4

----------------------
                                                 1997
1996
                                                 ----
----
Income
  Interest income                            $       81   $
401
  Miscellaneous income                                -
-
                                              ---------     -
--------

                                                     81
401
                                              ---------     -
--------

Share of loss from Operating
  Partnerships (Note D)                      (1,044,995)
(1,400,239)
                                              ---------     -
--------

Expenses
  Partnership management fees                   185,163
188,163
  General and administrative expenses            36,772
33,758
                                              ---------     -
--------

                                                221,935
221,921
                                              ---------     -
--------


  NET LOSS                                  $(1,266,849)
$(1,621,759)
                                              =========
=========

Net loss allocated to assignees             $(1,254,181)
$(1,605,541)
                                              =========
=========

Net loss allocated to general partner       $   (12,668)  $
(16,218)
                                              =========
=========

Net loss per BAC                            $      (.42)  $
(.54)
                                              =========
=========





       The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund Limited Partnership

                       STATEMENTS OF OPERATIONS

                     Nine Months Ended December 31,
                             (Unaudited)

                                                      SERIES 5

----------------------
                                                 1997
1996
                                                 ----
----
Income
  Interest income                             $   2,791     $
3,201
  Miscellaneous income                                -
-
                                               --------
--------

                                                  2,791
3,201
                                               --------
--------

Share of loss from Operating
  Partnerships (Note D)                         (99,238)
(78,877)
                                               --------
--------

Expenses
  Partnership management fees                    29,320
28,636
  General and administrative expenses            17,162
14,066
                                               --------
--------

                                                 46,482
42,702
                                               --------
--------


  NET LOSS                                    $(142,929)
$(118,378)
                                               ========
========

Net loss allocated to assignees               $(141,500)
$(117,194)
                                               ========
========

Net loss allocated to general partner         $  (1,429)    $
(1,184)
                                               ========
========

Net loss per BAC                              $    (.29)    $
(.24)
                                               ========
========






       The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund Limited Partnership

                     STATEMENTS OF OPERATIONS

                  Nine Months Ended December 31,
                           (Unaudited)

                                                      SERIES 6

----------------------
                                                 1997
1996
                                                 ----
----
Income
  Interest income                             $     464     $
767
  Miscellaneous income                                -
-
                                               --------
--------

                                                    464
767
                                               --------
--------

Share of loss from Operating
  Partnerships (Note D)                        (346,092)
(324,181)
                                               --------
--------

Expenses
  Partnership management fees                   103,207
99,933
  General and administrative expenses            21,163
18,831
                                               --------
--------

                                                124,370
118,764
                                               --------
--------


  NET LOSS                                    $(469,998)
$(442,178)
                                               ========
========

Net loss allocated to assignees               $(465,298)
$(437,756)
                                               ========
========

Net loss allocated to general partner         $  (4,700)    $
(4,422)
                                               ========
========

Net loss per BAC                              $    (.36)    $
(.34)
                                               ========
========






       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund Limited Partnership

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                     Nine Months Ended December 31, 1997
                                 (Unaudited)



                                               General
                                Assignees      Partner      Total
                                ---------      -------      -----


Partners' capital (deficit),
    April 1, 1997             $22,603,537     $(630,179)
$21,973,358


Net loss                       (3,998,692)      (40,390)
(4,039,082)
                               ----------      --------
----------


Partners' capital (deficit),
    December 31, 1997         $18,604,845     $(670,569)
$17,934,276
                               ==========      ========
==========
























       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund Limited Partnership

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                     Nine Months Ended December 31, 1997
                                 (Unaudited)


                                               General
                                Assignees      Partner
Total
                                ---------      -------
-----
Series 1
--------

Partners' capital (deficit),
    April 1, 1997             $  (782,382)    $(122,270)  $
(904,652)

Net loss                         (269,708)       (2,724)
(272,432)
                                ---------      --------    --
--------
Partners' capital (deficit),
    December 31, 1997         $(1,052,090)    $(124,994)
$(1,177,084)
                                =========      ========
==========

Series 2
--------

Partners' capital (deficit),
    April 1, 1997             $ 2,261,435      $(47,201)
$2,214,234

Net loss                         (234,409)       (2,368)
(236,777)
                                ---------       -------
---------

Partners' capital (deficit),
   December 31, 1997          $ 2,027,026      $(49,569)
$1,977,457
                                =========       =======
=========

Series 3
--------

Partners' capital (deficit),
    April 1, 1997             $ 6,395,028     $(189,862)  $
6,205,166

Net loss                       (1,633,596)      (16,501)
(1,650,097)
                               ----------      --------
----------

Partners' capital (deficit),
    December 31, 1997         $ 4,761,432     $(206,363)  $
4,555,069
                               ==========      ========
==========


       The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund Limited Partnership

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                     Nine Months Ended December 31, 1997
                                 (Unaudited)



                                               General
                                Assignees      Partner      Total
                                ---------      -------      -----
Series 4
--------

Partners' capital (deficit),
    April 1, 1997             $ 8,970,850     $(172,117)  $
8,798,733

Net loss                       (1,254,181)      (12,668)
(1,266,849)
                               ----------      --------
----------
Partners' capital (deficit),
    December 31, 1997         $ 7,716,669     $(184,785)  $
7,531,884
                               ==========      ========
==========

Series 5
--------

Partners' capital (deficit),
    April 1, 1997              $1,447,110      $(27,555)
$1,419,555

Net loss                         (141,500)       (1,429)
(142,929)
                                ---------       -------
---------

Partners' capital (deficit),
     December 31, 1997         $1,305,610      $(28,984)
$1,276,626
                                =========       =======
=========

Series 6
--------

Partners' capital (deficit),
    April 1, 1997              $4,311,496      $(71,174)
$4,240,322

Net loss                         (465,298)       (4,700)
(469,998)
                                ---------      --------
--------

Partners' capital (deficit),
     December 31, 1997         $3,846,198      $(75,874)
$3,770,324
                                =========       =======
=========


       The accompanying notes are an integral part of these
statements.
                                  24

            Boston Capital Tax Credit Fund Limited Partnership

                         STATEMENTS OF CASH FLOWS

                       Nine Months Ended December 31,
                                (Unaudited)



                                             1997
1996
                                             ----
----
Cash flows from operating activities:
    Net loss                              $(4,039,082)
$(4,577,705)
    Adjustments
       Distributions from Operating
         Partnerships                           3,056
14,723
       Amortization                                 -
-
       Share of loss from Operating
         Partnerships                       3,198,351
3,751,274

    Changes in assets and liabilities
       Increase (Decrease) in accounts
         payable                              885,148
829,176
       Decrease (Increase) in other
         assets                              (108,110)
(69,223)
                                           ----------
----------

         Net cash provided by (used in)
           operating activities               (60,637)
(51,755)
                                           ----------
----------

         DECREASE IN CASH AND CASH
           EQUIVALENTS                        (60,637)
(51,755)

Cash and cash equivalents, beginning          224,629
280,931
                                           ----------
----------

Cash and cash equivalents, ending         $   163,992    $
229,176
                                           ==========
==========





      The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund Limited Partnership

                           STATEMENTS OF CASH FLOWS

                        Nine Months Ended December 31,
                                 (Unaudited)

                                                    Series 1

-------------------------
                                               1997
1996
                                               ----
----
Cash flows from operating activities:
    Net loss                              $  (272,432)   $
(424,555)
    Adjustments
       Distributions from Operating
         Partnerships                               -
-
       Amortization                                 -
-
       Share of loss from Operating
         Partnerships                         117,749
271,049

    Changes in assets and liabilities
       Increase (Decrease) in accounts
         payable                              150,658
145,777
       Decrease (Increase) in other
         assets                               (13,809)
-
                                           ----------
----------

         Net cash provided by (used in)
           operating activities               (17,834)
(10,129)
                                           ----------
----------

         DECREASE IN CASH AND CASH
           EQUIVALENTS                        (17,834)
(17,858)

Cash and cash equivalents, beginning           33,374
52,334
                                           ----------
----------

Cash and cash equivalents, ending         $    15,540    $
34,476
                                           ==========
==========





      The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund Limited Partnership

                           STATEMENTS OF CASH FLOWS

                         Nine Months Ended December 31,
                                 (Unaudited)

                                                    Series 2

-------------------------
                                             1997
1996
                                             ----
----
Cash flows from operating activities:
    Net loss                              $  (236,777)   $
(310,423)
    Adjustments
       Distributions from Operating
         Partnerships                               -
-
       Amortization                                 -
-
       Share of loss from Operating
         Partnerships                         167,794
244,081

    Changes in assets and liabilities
       Increase (Decrease) in accounts
         payable                               65,909
69,827
       Decrease (Increase) in other
         assets                                     -
-
                                           ----------
----------

         Net cash provided by (used in)
           operating activities                (3,074)
3,485
                                           ----------
----------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                (3,074)
3,485

Cash and cash equivalents, beginning            3,205
1,262
                                           ----------
----------

Cash and cash equivalents, ending         $       131    $
4,747
                                           ==========
==========




      The accompanying notes are an integral part of these statements.

          Boston Capital Tax Credit Fund Limited Partnership

                       STATEMENTS OF CASH FLOWS

                    Nine Months Ended December 31,
                             (Unaudited)

                                                    Series 3

-------------------------
                                             1997
1996
                                             ----
----
Cash flows from operating activities:
    Net loss                              $(1,650,097)
$(1,660,412)
    Adjustments
       Distributions from Operating
         Partnerships                           3,056
2,677
       Amortization                                 -
-
       Share of loss from Operating
         Partnerships                       1,422,483
1,421,847

    Changes in assets and liabilities
       Increase (Decrease) in accounts
         payable                              226,761
223,518
       Decrease (Increase) in other
         assets                                     -
-
                                           ----------
----------

         Net cash provided by (used in)
           operating activities                 2,203
(1,370)
                                           ----------
----------

         INCREASE IN CASH AND CASH
           EQUIVALENTS                          2,203
(1,370)

Cash and cash equivalents, beginning            1,832
5,460
                                           ----------
----------

Cash and cash equivalents, ending         $     4,035    $
4,090
                                           ==========
==========





      The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund Limited Partnership

                         STATEMENTS OF CASH FLOWS

                       Nine Months Ended December 31,
                                (Unaudited)
                                                    Series 4

-------------------------
                                             1997
1996
                                             ----
----
Cash flows from operating activities:
    Net loss                              $(1,266,849)
$(1,621,759)
    Adjustments
       Distributions from Operating
         Partnerships                               -
12,046
       Amortization                                 -
-
       Share of loss from Operating
         Partnerships                       1,044,995
1,400,239

    Changes in assets and liabilities
       Increase (Decrease) in accounts
         payable                              304,021
252,256
       Decrease (Increase) in other
         assets                               (94,301)
(59,094)
                                           ----------
----------

         Net cash provided by (used in)
           operating activities               (12,134)
(16,312)
                                           ----------
----------

         DECREASE IN CASH AND CASH
           EQUIVALENTS                        (12,134)
(16,312)

Cash and cash equivalents, beginning           12,708
25,928
                                           ----------
----------

Cash and cash equivalents, ending         $       574    $
9,616
                                           ==========
==========






      The accompanying notes are an integral part of these
statements.
                                     29

              Boston Capital Tax Credit Fund Limited Partnership

                          STATEMENTS OF CASH FLOWS

                        Nine Months Ended December 31,
                                 (Unaudited)

                                                    Series 5

-------------------------
                                               1997
1996
                                               ----
----
Cash flows from operating activities:
    Net loss                              $  (142,929)   $
(118,378)
    Adjustments
       Distributions from Operating
         Partnerships                               -
-
       Amortization                                 -
-
       Share of loss from Operating
         Partnerships                          99,238
78,887

    Changes in assets and liabilities
       Increase (Decrease) in accounts
         payable                               29,592
29,591
       Decrease (Increase) in other
         assets                                     -
-
                                           ----------
----------

         Net cash provided by (used in)
           operating activities               (14,099)
(9,910)
                                           ----------
----------
         DECREASE IN CASH AND CASH
           EQUIVALENTS                        (14,099)
(9,910)

Cash and cash equivalents, beginning          146,095
156,816
                                           ----------
----------

Cash and cash equivalents, ending         $   131,996    $
146,906
                                           ==========
==========




      The accompanying notes are an integral part of these statements.

                                   30

             Boston Capital Tax Credit Fund Limited Partnership

                           STATEMENTS OF CASH FLOWS

                        Nine Months Ended December 31,
                                  (Unaudited)

                                                    Series 6

-------------------------
                                              1997
1996
                                              ----
----
Cash flows from operating activities:
    Net loss                              $  (469,998)   $
(442,178)
    Adjustments
       Distributions from Operating
         Partnerships                               -
-
       Amortization                                 -
-
       Share of loss from Operating
         Partnerships                         346,092
324,181

    Changes in assets and liabilities
       Increase (Decrease) in accounts
         payable                              108,207
108,207
       Decrease (Increase) in other
         assets                                     -
-
                                           ----------
----------

         Net cash provided by (used in)
           operating activities               (15,699)
(9,790)
                                           ----------
----------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS               (15,699)
(9,790)

Cash and cash equivalents, beginning           27,415
39,131
                                           ----------
----------

Cash and cash equivalents, ending         $    11,716    $
29,341
                                           ==========
==========





      The accompanying notes are an integral part of these statements.

                                   31

              Boston Capital Tax Credit Fund Limited Partnership
                        NOTES TO FINANCIAL STATEMENTS
                              December 31, 1997
                                 (Unaudited)
NOTE A - ORGANIZATION

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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

     The condensed financial statements included herein as of December 31,
1997 and for the nine months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the
Securities and Exchange Commission. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the
Partnership adjusts its investment cost for its share of each Operating
Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Partnership in acquiring the investments in
Operating Partnerships are capitalized to the investment account.
The
Partnership's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested


                                    32
           Boston Capital Tax Credit Fund Limited Partnership
               NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 1997
                              (Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES (continued) that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's
Annual Report on Form 10-K.

NOTE C - RELATED PARTY TRANSACTIONS
       The Partnership has entered into several transactions with various affiliates of the general partner, including Boston Capital
Partners, Inc. and
Boston Capital Asset Management Limited Partnership (formerly
Boston Capital
Communications Limited Partnership).

       General and administrative expenses incurred by Boston
Capital
Partners, Inc. and its affiliates were charged to each series'
operations for
the quarters ended December 31, 1997 and 1996 as follows:
                               1997       1996
                              -----      -----
                Series 1    $   579    $   767
                Series 2      1,116      1,343
                Series 3        446      1,104
                Series 4        483      1,998
                Series 5        334      1,177
                Series 6        260        767
                             ------     ------
                            $ 3,219    $ 7,156
                             ======     ======

       An annual partnership management fee based on .375 percent of the
aggregate cost of all apartment complexes owned by the Operating
Partnerships
has been accrued to Boston Capital Asset Management Limited
Partnership
(formerly Boston Capital Communications Limited Partnership).
The partnership
management fee accrued for the quarters ended December 31, 1997 and 1996 are
as follows:
                               1997        1996
                               ----        ----
                Series 1   $ 45,216    $ 45,216
                Series 2     17,310      17,310
                Series 3     67,497      67,497
                Series 4     62,721      62,721
                Series 5      9,864       9,864
                Series 6     36,069      36,069
                            -------     -------
                           $238,677    $238,677
                            =======     =======
      Accounts payable - affiliates at December 31, 1997 and 1996 represents
accrued general and administrative expenses and partnership
management fees,
and advances from an affiliate of the general partner,  which are payable to
Boston Capital Partners, Inc., and Boston Capital Asset
Management Limited
Partnership (formerly Boston Capital Communications Limited
Partnership).
                                     33



          Boston Capital Tax Credit Fund Limited Partnership
               NOTES TO FINANCIAL STATEMENTS - CONTINUED
                        December 31, 1997
                            (Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS  (continued)
      As of December 31, 1997, an affiliate of the general partner advanced a total of $182,250 to the Partnership to pay certain operating expenses of some of the series. None of the funds were advanced during the quarter ended
December 31, 1997. These advances are included in Accounts payable
-affiliates. These advances, and any additional advances, will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships.

      As of December 31, 1997, an affiliate of the general partner funded
$162,996, interest free, to the Partnership (Series 1 and 4) so that it could make three separate loans to the Operating Partnerships Virginia Circle, Townhomes of Minnehaha, and Van Dyck Estates in the amounts of $11,637, $1,884, and $149,475, respectively. The loans to all three Operating Partnerships are being made to fund operating expenses of the operating partnership. These advances will be repaid to the Partnership by the Operating Partnerships with surplus cash from operations.

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS
       At December 31, 1997 and 1996, the Partnership had limited partnership interests in one hundred and five Operating Partnerships which own operating apartment complexes as follows: nineteen in Series 1; eight in Series 2;
thirty-three in Series 3; twenty-five in Series 4; five in Series 5; and fifteen in Series 6.

       Under the terms of the Partnership's investment in each Operating
Partnership, the Partnership was required to make capital contributions to such Operating Partnerships. These contributions were payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. At December 31, 1997 and 1996, all capital contributions had been paid to the Operating Partnerships in all of the Series.

       The Partnership's fiscal year ends March 31 of each year, while all the
Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating
Partnerships are for the nine months ended September 30, 1997.

       The combined unaudited summarized statements of operations of the
Operating Partnerships for the nine months ended September 30,
1997 and 1996
are as follows:                     34

            Boston Capital Tax Credit Fund Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                          December 31, 1997
                              (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                        Nine Months Ended September 30,
                             (Unaudited)

                                                 Series 1

---------------------------
                                          1997             1996
                                          ----             ----
Revenues
   Rental                             $ 3,706,249      $
3,781,722
   Interest and other                     136,604
122,679
                                        ----------       -
---------
                                        3,842,853
3,904,401
                                        ----------       -
---------
Expenses
  Interest                                894,584
949,497
  Depreciation and amortization         1,283,508
1,339,281
  Operating expenses                    3,079,050
3,160,657
                                        ----------       --
--------
                                        5,257,142
5,449,435
                                        ----------       -
---------
          NET LOSS                    $(1,414,289)
$(1,545,034)
                                        ==========
==========
Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership                $  (117,749)     $
(271,049)
                                        ==========
==========

Net loss allocated to other partners  $   (14,143)     $
(15,450)
                                        ==========
==========

Net loss suspended                    $ (1,282,397)
$(1,258,535)
                                        ==========
==========

The variance in allowable loss from the Operating Partnerships for the nine months ended September 30, 1997 and 1996 is mainly a result of the way the
Partnership accounts for its investment in Operating
Partnerships.  The
Partnership accounts for its investments using the equity method of
accounting.  Under the equity method of accounting, the
Partnership adjusts
its investment cost for its share of each Operating Partnership's results of
operations and for any distributions received or accrued.
However, the
Partnership recognizes individual operating losses only to the extent of
capital contributions.  Excess losses are suspended for use in future years to
offset excess income.
                                    35

            Boston Capital Tax Credit Fund Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                          December 31, 1997
                              (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                        Nine Months Ended September 30,
                              (Unaudited)

                                                Series 2

--------------------------
                                           1997             1996
                                           ----             ----
 Revenues
   Rental                             $   978,445      $
929,828
   Interest and other                      48,281
76,962
                                        ---------
---------
                                        1,026,726
1,006,790
                                        ---------
---------
Expenses
  Interest                                467,014         511,419
  Depreciation and amortization           269,831
304,773
  Operating expenses                      737,832
662,250
                                        ---------
---------
                                        1,474,677      $
1,478,442
                                        ---------
---------
          NET LOSS                    $  (447,951)     $
(471,652)
                                        =========
=========
Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership                $  (167,794)     $
(244,081)
                                        =========
=========

Net loss allocated to other partners  $    (4,480)     $
(4,717)
                                        =========
=========

Net loss suspended                    $  (275,677)     $
(222,853)
                                        =========
=========

The variance in allowable loss from the Operating Partnerships for the nine
months ended September 30, 1997 and 1996 is mainly a result of the way the
Partnership accounts for its investment in Operating
Partnerships.  The
Partnership accounts for its investments using the equity method of
accounting.  Under the equity method of accounting, the
Partnership adjusts
its investment cost for its share of each Operating Partnership's results of
operations and for an distributions received or accrued.
However, the
Partnership recognizes individual operating losses only to the extent of
capital contributions.  Excess losses are suspended for use in future years to
offset excess income.
                                   36

            Boston Capital Tax Credit Fund Limited Partnership

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED
                             December 31, 1997
                               (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                        Nine Months Ended September 30,
                             (Unaudited)

                                                  Series 3

--------------------------
                                          1997             1996
 Revenues                                 ----             ----

   Rental                             $ 4,595,895      $
4,329,938
   Interest and other                     235,989
358,837
                                        ---------
---------
                                        4,831,884
4,688,775
                                        ---------
---------
Expenses
  Interest                              1,831,570
2,175,457
  Depreciation and amortization         1,904,502
1,816,285
  Operating expenses                    3,199,362       3,011,741
                                        ---------
---------
                                        6,935,434
7,003,483
                                        ---------
---------
          NET LOSS                    $(2,103,550)
$(2,314,708)
                                       ==========
==========
Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership                $(1,422,483)
$(1,432,847)
                                       ==========
==========

Net loss allocated to other partners  $   (21,036)     $
(23,147)
                                       ==========
==========

Net loss suspended                    $  (660,031)     $
(858,714)
                                       ==========
==========

The variance in allowable loss from the Operating Partnerships for the nine
months ended September 30, 1997 and 1996 is mainly a result of the way the
Partnership accounts for its investment in Operating
Partnerships.  The
Partnership accounts for its investments using the equity method of
accounting.  Under the equity method of accounting, the
Partnership adjusts
its investment cost for its share of each Operating Partnership's results of
operations and for any distributions received or accrued.
However, the
Partnership recognizes individual operating losses only to the extent of
capital contributions.  Excess losses are suspended for use in future years to
offset excess income.
                                    37

           Boston Capital Tax Credit Fund Limited Partnership

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                         December 31, 1997
                            (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

             COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                     Nine Months Ended September 30,
                          (Unaudited)

                                                  Series 4

----------------------------
                                          1997             1996
 Revenues                                 ----             ----
   Rental                             $ 4,603,630      $
4,336,056
   Interest and other                     203,886
244,950
                                       ----------
----------
                                        4,807,516
4,581,006
                                       ----------
----------
Expenses
  Interest                              1,925,643
1,906,406
  Depreciation and amortization         1,770,242
1,751,177
  Operating expenses                    2,785,947
2,774,939
                                       ----------
----------

                                        6,481,832
6,432,522
                                       ----------
----------
          NET LOSS                    $(1,674,315)
$(1,851,516)
                                       ==========
==========
Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership                $(1,044,995)
$(1,400,239)
                                       ==========
==========
Net loss allocated to other partners  $   (16,743)     $
(18,515)
                                       ==========
==========

Net loss suspended                    $  (612,577)     $
(432,762)
                                       ==========
==========

The variance in allowable loss from the Operating Partnerships for the nine months ended September 30, 1997 and 1996 is mainly a result of the way the
Partnership accounts for its investment in Operating
Partnerships.  The
Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. However, the
Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.

                                  38

            Boston Capital Tax Credit Fund Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 1997
                              (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                       Nine Months Ended September 30,
                             (Unaudited)

                                                  Series 5

--------------------------
                                           1997             1996
 Revenues                                  ----             ----
   Rental                               $ 474,229        $
421,435
   Interest and other                      44,190
53,646
                                          -------
--------

                                          518,419
474,899
                                          -------
--------
Expenses
  Interest                                190,405
123,427
  Depreciation and amortization           137,088         135,678
  Operating expenses                      361,190
319,147
                                          -------
--------
                                          688,683
578,252
                                          -------
--------

          NET LOSS                      $(170,264)
$(103,353)
                                         ========
========
Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership                  $ (99,238)       $
(78,877)
                                         ========
========

Net loss allocated to other partners    $  (1,703)       $
(1,034)
                                         ========
========

Net loss suspended                      $ (69,323)       $
(23,442)
                                         ========
========

The variance in allowable loss from the Operating Partnerships for the nine
months ended September 30, 1997 is mainly a result of the way the
Partnership
accounts for its investment in Operating Partnerships.  The
Partnership
accounts for its investments using the equity method of
accounting.  Under the
equity method of accounting, the Partnership adjusts its
investment cost for
its share of each Operating Partnership's results of operations and for any
distributions received or accrued.  However, the Partnership recognizes
individual operating losses only to the extent of capital
contributions.
Excess losses are suspended for use in future years to offset excess income.
                                    39

           Boston Capital Tax Credit Fund Limited Partnership

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                          December 31, 1997
                             (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

           COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                       Nine Months Ended September 30,
                             (Unaudited)

                                                  Series 6

--------------------------
                                          1997             1996
 Revenues                                 ----             ----
   Rental                              $3,042,708
$3,119,460
   Interest and other                     197,270
181,400
                                        ---------
---------

                                        3,239,978
3,300,860
                                        ---------
---------
Expenses
  Interest                                878,362
994,168
  Depreciation and amortization           909,268
904,290
  Operating expenses                    1,816,852
1,775,675
                                        ---------
---------
                                        3,604,482
3,674,133
                                        ---------
---------
          NET LOSS                     $ (364,504)      $
(373,273)
                                        =========
=========
Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership                 $ (346,092)      $
(324,181)
                                        =========
=========

Net loss allocated to other partners   $   (3,645)      $
(3,733)
                                        =========
=========

Net loss suspended                     $  (14,767)      $
(45,359)
                                        =========
=========

The variance in allowable loss from the Operating Partnerships for the nine
months ended September 30, 1997 and 1996 is mainly a result of the way the
Partnership accounts for its investment in Operating
Partnerships.  The
Partnership accounts for its investments using the equity method of
accounting.  Under the equity method of accounting, the
Partnership adjusts
its investment cost for its share of each Operating Partnership's results of
operations and for any distributions received or accrued.
However, the
Partnership recognizes individual operating losses only to the extent of
capital contributions.  Excess losses are suspended for use in future years to
offset excess income.
                                   40

             Boston Capital Tax Credit Fund Limited Partnership

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 1997
                              (Unaudited)

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

    The Partnership is currently accruing the annual partnership management fee. Partnership management fees accrued during the quarter ended December
31, 1997 were $238,677 and total partnership management fees accrued as of
December 31, 1997 were $5,252,089. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Partnership receives sales or refinancing proceeds from Operating Partnerships, which will be used to satisfy such liabilities.

    An affiliate of the general partner has advanced $182,250 to the
Partnership to pay certain third party operating expenses. None of the funds were advanced in the quarter ended December 31, 1997. The amounts advanced to four of the six series as are as follows: $40,000 to Series 1;
$25,000 to Series 2; $94,250 to Series 3; and $23,000 to Series
4.  These and
any additional advances will be paid, without interest, from available cash flow, reporting fees, or the proceeds of sales or refinancing of the
Partnership's interests in Operating Partnerships. The Partnership anticipates that as the Operating Partnerships continue to mature, more cash flow and reporting fees will be generated. Cash flow and reporting fees will be added to the Partnership's working capital and will be available to meet future third party obligation of the Partnership. The Partnership is currently pursuing, and will continue to pursue, available cash flow and reporting fees and anticipates that the amount collected will be sufficient to cover third party operating expenses.

Capital Resources
-----------------
    The Partnership offered BACs in a Public Offering declared effective by
the Securities and Exchange Commission on August 29, 1988.  The
Partnership
received and accepted subscriptions for $97,746,940 representing
9,800,600
BACs from investors admitted as BAC Holders in Series 1 through Series 6 of the Partnership. Offers and sales of BACs in Series 1 through Series 6 of the
Partnership were completed and the last of the BACs in Series 6 were issued by the Partnership on September 29, 1989. At December 31, 1997 and 1996 the
Partnership had limited partnership equity interests in 105
Operating
Partnerships.

    Series 1.
    --------- The Partnership received and accepted subscriptions for
$12,999,000, representing 1,299,900 BACs from investors admitted as BAC
Holders in Series 1. Offers and sales of BACs in Series 1 were completed and the last of the BACs in Series 1 were issued on December 14, 1988.

                                   42

    As of December 31, 1997, the net proceeds from the offer and sale of BACs in Series 1 had been used to invest in a total of 19 Operating
Partnerships in
an aggregate amount of $9,069,266, and the Partnership had completed payment of all its capital contributions. Series 1 net offering proceeds in the amount of $15,540 remains in Working Capital.

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

    As of December 31, 1997, the net proceeds from the offer and sale of BACs in Series 2 had been used to invest in a total of eight Operating Partnerships in an aggregate amount of $6,411,018, and the Partnership had completed payment of all its capital contributions. Series 2 net offering proceeds in the amount of $131 remains in Working Capital.

    Series 3.
    --------- The Partnership received and accepted subscriptions for
$28,822,000, representing 2,882,200 BACs from investors admitted as BAC
Holders in Series 3. Offers and sales of BACs in Series 3 were completed and the last of the BACs in Series 3 were issued by the Partnership on March 14,
1989.

    As of December 31, 1997, the net proceeds from the offer and sale of BACs in Series 3 had been used to invest in a total of 33 Operating
Partnerships in
an aggregate amount of $20,872,509 and the Partnership had completed payment of all its capital contributions. Series 3 net offering proceeds in the amount of $4,035 remains in Working Capital.

    Series 4.
    --------- The Partnership received and accepted subscriptions for
$29,788,160, representing 2,995,300 BACs from investors admitted as BAC
Holders in Series 4. Offers and sales of BACs in Series 4 were completed and the last of the BACs in Series 4 were issued by the Partnership on July 7,
1989.

    As of December 31, 1997, the net proceeds from the offer and sale of BACs in Series 4 had been committed to invest in a total of 25
Operating
Partnerships in an aggregate amount of $21,868,519, and the Partnership had completed payment of all its capital contributions. Series 4 net offering proceeds in the amount of $574 remains in Working Capital.

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

    As of December 31, 1997, the net proceeds from the offer and sale of BACs in Series 5 had been used to invest in a total of five Operating Partnerships in an aggregate amount of $3,431,044, and the Partnership had completed payment of all installments of its capital contributions. Series 5 net offering proceeds in the amount of $131,996 remains in Working Capital.

    Series 6.
    --------- The Partnership received and accepted subscriptions for
$12,935,780, representing 1,303,000 BACs from investors admitted as BAC
Holders in Series 6. Offers and sales of BACs in Series 6 were completed and the last of the BACs in Series 6 were issued on September 29, 1989.

    As of December 31, 1997 the net proceeds from the offer and sale of BACs in Series 6 had been used to invest in a total of 15 Operating
Partnerships in
an aggregate amount of $9,359,053, and the Partnership had completed payment of all its capital contributions. Series 6 net offering proceeds in the amount of $11,716 remains in Working Capital.

Results of Operations
---------------------

    At December 31, 1997 and 1996 the Partnership held limited partnership interests in 105 Operating Partnerships. In each instance the Apartment
Complex owned by the applicable Operating Partnership is eligible for the
Federal Housing Tax Credit. Occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test(i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

    The Partnership incurs an annual partnership management fee to the General
Partner and/or its affiliates in an amount equal to 0.375% of the aggregate cost of the Apartment Complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid by the Operating Partnerships. The annual partnership management fee is currently being accrued. It is anticipated that all outstanding fees will be repaid from the sale or refinancing proceeds. The annual partnership management fee charged to operations for the quarters ended December 31, 1997 and 1996 were $223,203 and $233,581, respectively. This amount is anticipated to be lower in subsequent fiscal years as more of the Operating Partnerships begin to pay annual asset management fees and reporting fees to the series.

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

    Series 1.
    ---------  As of December 31, 1997 and 1996, the average
Qualified
Occupancy for the series was 99.7% and 99.4%, respectively. The series had a total of 19 properties at September 30, 1997. Out of the total, 18 were at
100% Qualified Occupancy.

    For the nine months being reported, the series reflects a net loss from
Operating Partnerships of $1,414,290. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect a net loss of $130,782.
Substantially all of the net loss for both years is attributable to accrued mortgage interest not payable currently by Kingston Property Associates,
Genesee Commons Associates, and Unity Park Associates. All three partnerships have closed on mortgages which require minimum debt service payments, the funds from which are being utilized exclusively for completing structural repairs and upgrades. The Operating General Partners have continued to fund the majority of the balance of the net loss.

    The properties owned by Townhomes of Minnehaha Court and Virginia
Circle are experiencing high operating expenses which are resulting in operating deficits. The respective management companies are implementing cost saving measures to mitigate these deficits and stabilize the properties operations.

    Series 2.
    ---------  As of December 31, 1997 and 1996, the average
Qualified
Occupancy for the series was 100% and 99.8%, respectively. The series had a total of eight properties at December 31, 1997, all of which were at 100%
Qualified Occupancy.

    For the nine months being reported the series reflects a net loss from the Operating Partnerships of $447,951. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect a net loss of
$208,120.

 Annadale Housing Partners has reported net losses due to operational issues associated with the property. The property continues to suffer from operating deficits. Its is hoped with a more stabilized occupancy, increase in rents, and reduction in operation costs, the deficits can be minimized. The Operating Partnership continues to stabilize since the completion of rehabilitation and occupancy has shown steady improvement. Occupancy is at 95% as of December 31, 1997.




                                   45

    Series 3.
    ---------  As of December 31, 1997 and 1996, the average
Qualified
Occupancy for the series was 99.8% and 99.7%, respectively.  The series had a
total of 33 properties at December 31, 1997, of which 31 were at
100%
Qualified Occupancy.

    For the nine months being reported series reflects a net loss from the
Operating Partnerships of $2,103,550. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect a net loss of $199,048.

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

      The property owned by California Investors VI, L.P. has experienced a reduction in occupancy, which stands at 82% at December 31, 1997. The management company is increasing their marketing efforts, as well as implementing capital improvements to the property to attract tenants.
These efforts should improve occupancy and stabilize the property.

      The new management company at Hidden Cove continues to make improvements to the tenant base and occupancy which stands at 94% at
December 31, 1997, however, the property is still generating operating deficits. As such, the management company is implementing cost saving measures to mitigate these deficits and stabilize the property. To further improve the financial condition of the partnership, the General
Partner has initiated discussions with the first mortgage holder to refinance the debt.

    Series 4.
    ---------  As of December 31, 1997 and 1996, the average
Qualified
Occupancy for the series was 100% for both years.  The series had
a
total of 25 properties at December 31, 1997, all of which were at
100%
Qualified Occupancy.

    For the nine months being reported series reflects a net loss from the Operating Partnerships of $1,674,315. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflects positive operations of $95,927.

    Unity Park Associates reflects a net loss which is attributable to accrued mortgage interest which is not payable currently under the terms of


                               46


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

    Series 5.
    ---------  As of December 31, 1997 and 1996, the average
Qualified
Occupancy for the series was 100% and 99.6%, respectively. The series had a total of five properties at December 31, 1997, all of which were at 100%
Qualified Occupancy.

    For the nine months being reported the series reflects a net loss from the Operating Partnerships of $170,264. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $33,176.

    Annadale Housing Partners has reported net losses due to operational issues associated with the property. The property continues to suffer from operating deficits. Its is hoped with a more stabilized occupancy, increase in rents, and reduction in operation costs, the deficits can be minimized. The Operating Partnership continues to stabilize since the completion of rehabilitation and occupancy has shown steady improvement. Occupancy is at 95% as of December 31, 1997. The property owned by Glenhaven Park Partners is experiencing high operating expenses which are resulting in operating deficits. The management company is implementing cost saving measures to mitigate these deficits and stabilize the property's operations.

    Series 6.
    ---------  As of December 31, 1997 and 1996, the average
Qualified
Occupancy for the series was 99.7%and 99.5% respectively. The series had a total of 15 properties at December 31, 1997, of which 14 were at 100% Qualified Occupancy.

    For the nine months being reported the series reflects a net loss from the Operating Partnerships of $364,504. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of
$544,764.

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



                                BOSTON CAPITAL TAX CREDIT
                                FUND LIMITED PARTNERSHIP



                           By:  Boston Capital Associates Limited
                                Partnership, General Partner



                           By:  C&M Associates, d/b/a
                                Boston Capital Associates



Date:  February 19, 1998   By:   /s/JOHN P. MANNING
                                 ---------------------------
                                John P. Manning, Partner
                                Partner & Principal Financial
                                Officer
























                                    49