Form 10-K405
period 1998-03-31
BOSTON CAPITAL TAX CREDIT FUND LTD PARTNERSHIP
filed 1998-07-15
CIK 835095

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

[X]    Annual report pursuant to Section 13 or 15(d) of the
Securities
       Exchange Act of 1934

       For the fiscal year ended  March 31, 1998  or
                                  --------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from         to
                                     --------    --------
Commission file number  0-17679
                       ---------
          Boston Capital Tax Credit Fund Limited Partnership
-----------------------------------------------------------------
-------------
       (Exact name of registrant as specified in its charter)

           Massachusetts                              04-3006542
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

                  Beneficial Assignee Certificates
-----------------------------------------------------------------
-------------
                          (Title of class)

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

|XX|


                     DOCUMENTS INCORPORATED BY REFERENCE
                     -----------------------------------
The following documents of the Partnership are incorporated by reference:

    Form 10-K
      Parts                        Document
    ---------                      --------
    Parts I, III                   October 14, 1988 Prospectus,
as
                                   supplemented


              BOSTON CAPITAL TAX CREDIT FUND LIMITED PARTNERSHIP
                           Form 10-K ANNUAL REPORT
                      FOR THE YEAR ENDED MARCH 31, 1998

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

             Signatures
                                    PART I

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

     At March 31, 1998, the Partnership had limited partnership equity interests in one hundred five operating partnerships which own operating apartment complexes as follows: nineteen in Series 1; eight in Series 2;
thirty-three in Series 3; twenty-five in Series 4; five in Series 5; and fifteen in Series 6. A description of these Operating Partnerships is set forth in Item 2 herein.

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



























        Boston Capital Tax Credit Fund Limited Partnership -
Series 1
                    PROPERTY PROFILES AS OF MARCH 31, 1998

                                  Mortgage
                                   Balance
Qualified Capital
Property                            As of    Construction
Occupancy Contrib-
Name             Location    Units 12/31/97    Completion
3/31/98    uted
-----------------------------------------------------------------
-------------
Apple Hill    West Neton,     44  $1,485,401      1/88
100%   $ 317,660
Apartments       NC

Bolivar Manor Bolivar,        24     879,430     11/88
95%     180,498
Apartments       NY

Briarwood     Vero Beach,     45   1,478,651      8/89
100%     386,368
Apartments       FL

Broadway      Kingston,      122   5,184,279      6/89
100%     952,500
East             NY

Country       Coldwater,      32     936,744      7/89
100%     202,610
Knoll            MI

Country       Warwick,        64   3,175,740      4/89
100%     845,000
Village Apts     NY

Elk Rapids II Elk Rapids,     24     738,926      2/89
100%     161,078
Apartments       MI

Green Acres   Yulee,          47   1,480,172      8/89
100%     394,500
Apartments       FL

Inglewood     St. Cloud,      50   1,487,285     11/88
100%     394,400
Meadows          FL

Minnehaha     St. Paul,       24   1,166,128     11/88
100%     631,138
Court Apts.      MN

Moss Creek    Wewahitchka,    23     711,762      6/88
100%     207,592
Apartments       FL

River Park    Rochester,     402   9,447,406     12/88
100%   2,315,400
Commons        NY

Sunset West   Conneaut,       40   1,172,479      4/88
100%     250,701
Apartments       OH

Unity Park    Niagara Falls, 198   9,658,818     12/90
100%     600,000
Phase II         NY

Villas of     Geneva,         40   1,187,738      8/88
100%     254,967
Geneva          OH
                                    4

        Boston Capital Tax Credit Fund Limited Partnership -
Series 1

                    PROPERTY PROFILES AS OF MARCH 31, 1998

Continued
---------
                                  Mortgage
                                   Balance
Qualified Capital
Property                            As of    Construction
Occupancy Contrib-
Name             Location    Units 12/31/97    Completion
3/31/98    uted
-----------------------------------------------------------------
-------------
Virginia
Circle        St. Paul,       16   $ 692,229      6/88
100%    $395,000
Townhomes       MN

Westchase     Three Rivers,   32     964,427      7/89
100%     202,610
Apartments      MI

Wood Creek    Saulte St.      32     964,899      7/89
100%     213,390
Manor           Marie, MI

Woodland      St. Cloud,      50   1,487,285     11/88
100%     394,500
Terrace         FL





























        Boston Capital Tax Credit Fund Limited Partnership -
Series 2

                    PROPERTY PROFILES AS OF MARCH 31, 1998


                                  Mortgage
                                  Balance
Qualified  Capital
Property                           As of    Construction
Occupancy Contrib-
Name         Location     Units   12/31/97     Completion
3/31/98   uted
-----------------------------------------------------------------
-------------
Annadale     Fresno,       222  $9,411,488      6/90        100%
$1,736,542
Apartments      CA

Calexico     Calexico,      36   1,566,878      4/90        100%
464,896
Village Apts.   CA

Glenhaven    Merced,        15     497,333     12/89        100%
490,000
Park III        CA

Glenhaven    Merced,        12     399,865      6/90        100%
395,300
Park            CA

Heber II
Village      Heber,         24   1,093,880      4/89        100%
345,000
Apts.           CA

Redondo II  Westmorland,    32   1,439,651      7/90        100%
580,000
Apts.           CA

Redwood      McKinleyville, 48   1,770,886     12/89        100%
688,572
Creek Apts.     CA

Thunderbird  Mecca,         54   2,602,053      7/90        100%
1,012,157
Apartments      CA
















        Boston Capital Tax Credit Fund Limited Partnership -
Series 3

                    PROPERTY PROFILES AS OF MARCH 31, 1998


                                  Mortgage
                                   Balance
Qualified Capital
Property                            As of    Construction
Occupancy Contrib-
Name           Location   Units   12/31/97     Completion
3/31/98    uted
-----------------------------------------------------------------
-------------
The 128
Park Street     Dorchester,  16  $   514,480     7/88
100%    $340,000
Lodging House    MA

Ashley Senior   Ashland,     62    1,781,220     5/89
100%     495,500
Center Apts.     OR

Belfast         Belfast,     24    1,085,538     5/89
100%     245,000
Birches          ME

The Bowditch    Jamaica Plain,
School           MA          50    1,630,968    12/89
100%     883,623
Lodging House

Carriage Gate   Palatka,     49    1,473,997    11/89
100%     385,000
Apartments       FL

Central         Cincinnati, 225    2,800,000    12/89
100%   4,482,818
Parkway Towers   OH

Colony Court    Eustis,      46    1,491,736     6/89
100%     384,200
Apartments       FL

Crane Street    Littleton,   33    1,478,728    12/88
100%     293,000
Court            NH

Cruz Bay        St. John,    20    1,487,662     2/89
100%     285,820
Apartments       USVI

Fiddler's Creek Southport,   24      960,969     2/89
100%     200,397
Apartments       NC

Gilmore Court   Jaffrey,     28    1,384,621     6/89
92%     288,660
                 NH

Greenwood       Owosso,      48    1,437,033     8/89
100%     312,090
Apartments       MI

Hidden Cove     W.Pittsburg  88    2,811,177     8/88
100%   1,761,650
Apartments       CA

Hillmont        Lake Park,   42    1,137,028     5/89
100%     265,218
Apartments       GA
                                    7

        Boston Capital Tax Credit Fund Limited Partnership -
Series 3

                    PROPERTY PROFILES AS OF MARCH 31, 1998

Continued
---------
                                  Mortgage
                                   Balance
Qualified Capital
Property                            As of    Construction
Occupancy Contrib-
Name          Location   Units   12/31/97     Completion
3/31/98     uted
-----------------------------------------------------------------
-------------
Jackson        Jackson,      28   $1,191,714       7/89
100%  $  225,000
Apartments       WY

Lake North     Lady Lake,    36    1,060,613       1/89
100%     220,780
Apartments       FL

Lakewood Terr  Lakeland,    132    3,871,267       8/89
100%     572,400
Apartments       FL

Lincoln        Salem,        63    2,541,668      12/88
100%     520,000
Apartments       MA

Mann Village   Indianapolis,204    5,330,148       5/89
100%   2,620,620
Apartments       IN

Maplewood      Cloquet,      24      756,157       4/89
100%     150,800
Apartments       MN

Mound Plaza    Moundville,   24      622,421       9/89
100%     129,465
Apartments       AL

Oak Crest      Brainerd,     30      908,442       5/89
100%     168,130
Manor II         MN

Orangewood     Umatilla,     45    1,478,468       9/89
100%     358,350
Villas           FL

Orchard Park   Beaumont,    144    3,919,367       5/89
100%   2,950,000
Apartments       CA

Paige Hall     Minneapolis,  69    2,253,150       4/89
100%     378,538
Apartments       MN

Queens         Philadelphia, 32    1,157,229       1/89
100%     759,500
Court Apts.      PA

Rainbow         Yuma,        81    1,925,371       1/89
100%     702,968
Apartments       AZ

Ripon           Ripon,       24      850,217       7/89
100%     176,260
Apartments       WI

        Boston Capital Tax Credit Fund Limited Partnership -
Series 3

                    PROPERTY PROFILES AS OF MARCH 31, 1998


Continued
---------
                                  Mortgage
                                   Balance
Qualified Capital
Property                            As of    Construction
Occupancy Contrib-
Name           Location   Units   12/31/97     Completion
3/31/98    uted
-----------------------------------------------------------------
-------------
Sun Village   Groveland,     34   $1,050,682       5/88
100%    $211,880
Apartments       FL

Taylor
Terrace       W. Pittsburgh, 30    1,054,879      11/88
96%     227,103
Apartments       PA

The Grove     Vidalia,       54    1,483,436       5/89
100%     345,621
Apartments       GA

Trinidad      Trinidad,      24      919,221       6/89
100%     202,000
Apartments       CO

Vassar        Vassar,        32      920,327      11/89
100%     189,596
Apartments       MI

        Boston Capital Tax Credit Fund Limited Partnership -
Series 4

                    PROPERTY PROFILES AS OF MARCH 31, 1998



                                  Mortgage
                                   Balance
Qualified Capital
Property                            As of     Construction
Occupancy Contrib-
Name           Location   Units   12/31/97     Completion
3/31/98    uted
-----------------------------------------------------------------
-------------
Amory Square  Windsor,      74  $  2,166,385     9/89
100%  $1,644,338
Apartments     VT

Auburn Trace  Delray Beach,256    10,147,489     1/90
100%   2,849,298
               FL

Ault          Ault,         16       455,644     7/89
100%      92,232
Apartments     CO

Berkshire     Wichita,      90     2,062,234    9/89         100%
1,829,104
Apartments     KS

Bowditch
School        Jamaica Plain,50     1,630,968    12/89
100%     619,300
Lodging House  MA

Burlwood      Cripple       10       230,196     8/89
100%      45,600
Apartments     Creek, CO

Cambria       Cambria,      24     1,034,192     7/89
100%     367,600
Commons        NY

Central
Parkway       Cincinnati,  225     2,800,000    12/89
100%     944,322
Towers         OH

Clearview     Monte Vista,  24       756,287    11/89
100%     166,400
Apartments     CO

Fuller        St. Paul,      9       506,801     1/89
100%     254,671
Townhomes      MN

Glenhaven     Merced,       15       494,773     6/89
100%     415,000
Park II        CA

Greenwood     Quincy,       36     1,079,599     9/89
100%     282,000
Terrace        FL

Highland      Topeka,       22       385,320    12/88
100%     354,067
Village        KS
Duplexes

        Boston Capital Tax Credit Fund Limited Partnership -
Series 4

                    PROPERTY PROFILES AS OF MARCH 31, 1998

Continued
---------

                                  Mortgage
                                   Balance
Qualified Capital
Property                            As of     Construction
Occupancy Contrib-
Name           Location   Units   12/31/97     Completion
3/31/98    uted
-----------------------------------------------------------------
-------------
Jefferson Pl  Monticello,   38   $ 1,105,414      12/89
100%  $  294,150
Apartments     FL

Landmark      Chesapeake,  120     1,778,966       5/89
100%   1,470,835
Apartments     VA

Meadowcrest   Southfield,   83     2,896,927      10/90
100%   1,055,404
Apartments     MI

Milliken      Milliken,     28       797,294       8/89
100%     135,000
Apartments     CO

Montana Ave.  St. Paul,     13       659,978      11/89
100%     430,167
Townhomes      MN

New Grand     Salt Lake     80     2,865,639       3/90
100%   2,823,370
Hotel          City,UT

Rosenberg     Santa Rosa,   77     1,824,673       1/92
100%     844,300
Hotel          CA

Shockoe Hill  Richmond,     64     1,889,827       9/89
100%   1,110,590
Apartments II  VA

Sunnyview     Salem,        60     2,142,114       9/89
100%     775,000
Apartments     OR

Thompson     Indianapolis, 240     4,999,489      12/89
100%   2,098,660
Village Apts.  IN

Unity Park   Niagara Falls,198     9,658,818      12/90
100%   1,470,300
Phase II       NY

Van Dyke     Sanger,        16       659,644      11/89
100%     474,360
Estates        CA
XVI - A

        Boston Capital Tax Credit Fund Limited Partnership -
Series 5

                    PROPERTY PROFILES AS OF MARCH 31, 1998


                                  Mortgage
                                   Balance
Qualified Capital
Property                            As of    Construction
Occupancy Contrib-
Name           Location   Units   12/31/97     Completion
3/31/98    uted
-----------------------------------------------------------------
-------------
Annadale         Fresno,    222   $9,411,488      6/90
100%  $1,161,810
Apartments        CA

Calexico Village Calexico,   36    1,566,878      4/90
100%     128,174
Apartments        CA

Glenhaven        Merced,     13      688,873      6/89
100%     356,480
Estates           CA

Heather Ridge    Redding,    56    1,150,836      9/89
100%   1,182,030
Apartments        CA

Point Arena      Point Arena,25    1,200,779      2/90
100%     444,830
Village           CA

        Boston Capital Tax Credit Fund Limited Partnership -
Series 6

                    PROPERTY PROFILES AS OF MARCH 31, 1998

                                  Mortgage
                                   Balance
Qualified Capital
Property                            As of    Construction
Occupancy Contrib-
Name           Location   Units   12/31/97     Completion
3/31/98    uted
-----------------------------------------------------------------
-------------
Auburn Trace   Delray Beach, 256   $10,147,409    1/90       100%
$1,971,457
                 FL

Briarwood      Cameron,       24       569,703    9/88       100%
137,367
Estates          MO

Columbia       Richland,     139     4,472,553    2/90       100%
1,607,375
Park Apts.       WA

Eldon Estates  Eldon,         24       554,119    7/88       100%
139,221
                 MO

Forty West     Holland,      120     2,112,952    2/90       100%
1,431,562
Apartments       MI

Hacienda Villa Firebaugh,    120     3,911,182    1/90       100%
1,460,316
Apartments       CA

Hillandale     Lithonia,     132     3,152,333    1/90       100%
1,444,800
Commons          GA

Kearney        Kearney,       16       363,271    3/88       100%
99,334
Properties II    MO

Los Pueblos    Socorro,       32     1,250,721    5/88       100%
414,851
Apartments       NM

Pleasant Hill  Pleasant Hill, 24       560,589   12/88       100%
141,624
                 MO

Rosenberg      Santa Rosa,    77     1,824,673    1/92       100%
555,700
Apartments       CA

Sherburne      Sherburne,     29     1,310,672   10/89        96%
578,409
Senior Housing   NY

Springridge    Warrensburg,   24       570,441    2/88       100%
162,393
III              MO

Tall Pines     Charlestown,   32     1,435,716   11/89       100%
302,491
Apartments       NH

Woodcliff      Ishpeming,     24       757,817   11/89       100%
192,996
Apartments       MI
                                    13

Item 3.      Legal Proceedings

             None.

Item 4.      Submission of Matters to a Vote of Security Holders

             None.














































                                    14

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

                    As of March 31, 1998, the Partnership has
7,377 registered
             BAC Holders for an aggregate of 9,800,600 BACs which were
             offered a subscription price of $10 per BAC.

                    The BACs were issued in series.  Series 1 had
1,024
             investors holding 1,299,900 BACs; Series 2 had 726
investors
             holding 830,300 BACs; Series 3 had 2,323 investors
holding
             2,882,200 BACs; Series 4 had 2,078 investors holding
2,995,300
             BACs; Series 5 had 395 investors holding 489,900
BACs; and Series
             6 had 831 investors holding 1,303,000 BACs.

             (c)    Dividend history and restriction.

                    The Partnership has made no distributions of Net Cash Flow to its BAC Holders from its inception, June 1, 1988 through March
             31, 1998.

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



                                    15

                    Partnership allocations and distributions are described on pages 99 to 103 of the Prospectus, as supplemented, which are incorporated herein by reference.

Item 6.      Selected Financial Data

             The information set forth below presents selected financial data of the Partnership for each of the five years in the period ended March 31, 1998. Additional detailed financial information is set forth in the audited financial statements listed in Item 14 hereof.


                          March 31       March 31,   March 31,   March
31,   March 31,
                           1998            1997        1996        1995
1994
                          --------       --------    --------
--------    --------
Operations
----------

Interest Income       $    16,039   $      7,074 $     8,821 $
11,022 $     32,652 Other Income                  813          2,910
1,557       6,921       72,994
Share of Loss
 of operating
 Partnerships          (4,676,547)  (  1,453,320) (5,141,108)
(6,602,292) ( 7,443,043)
Operating Exp.         (1,096,282)  (  1,081,835) (1,066,179)
(1,229,300) ( 1,405,305)
                       ----------     ----------   ---------
----------
Net Loss               (6,033,177) $ (
2,525,171)$(6,196,909)$(7,813,649)$( 8,742,701)
                        ==========    ===========  ==========
=========   ==========
Net Loss
 per BAC              $      (.58) $      (.26)  $      (.63 $
(.78)$      ( .88)
                        ==========    ===========  ==========
=========   ==========

Balance Sheet
-------------
Total Assets           22,097,154  $ 26,710,863 $28,194,596 $33,412,311
$ 40,271,022
                       ==========    ===========  ==========
==========   ==========
Total Liab.             5,879,773  $  4,737,505 $ 3,696,067 $ 2,716,873
$  1,761,935
Partners'              ==========    ===========  ==========
==========   ==========
 Equity                16,217,381  $ 21,973,358 $24,498,529 $30,695,438
$ 38,509,087
                       ==========    ===========  ==========
==========   ==========
Other Data

Tax Credits per BAC for
the Investors Tax Year,
the twelve months ended
December 31,1997 1996
1995 1994 and 1993*
                        $     1.24  $       1.25 $     1.24  $
1.25 $       1.27
                        ==========   ===========  =========
==========   ==========

*Credit per BAC is a weighted average of all the Series.  Since each
Series
has invested as a limited partner in different Operating Partnerships the
Credit per BAC will vary slightly.  For more detailed information refer to
Item 7. Results of Operations.
                                    16

Item 7.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations

Liquidity
---------
      The Partnership's primary source of funds was the proceeds of its public offering. Other sources of liquidity include (i) interest earned on capital contributions held pending investment or held for working capital reserves and
(ii) cash distributions from operations of the Operating Partnerships in which the Partnership has invested. These sources of liquidity are available to meet the obligations of the Partnership. The Partnership is currently accruing the annual partnership management fees, which allows each series the ability to pay non-affiliated third party obligations. During the fiscal year ended March 31, 1998 the Partnership accrued $954,708 in annual partnership management fees. As of March 31, 1998, total partnership management fees accrued were $5,490,766. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Partnership receives sales or refinancing proceeds from Operating Partnerships which will be used to satisfy such liabilities.

      An affiliate of the general partner has advanced $134,250 to the
Partnership to pay certain third party operating expenses. The amounts advanced to four of the six series are as follows: $40,000 to Series 1;
$30,000 to Series 2; $94,250 to Series 3; and $28,000 to Series
4.  These
and any additional advances will be paid, without interest, from available cash flow, reporting fees, or the proceeds of sales or refinancing of the
Partnership's interests in Operating Partnerships. The Partnership anticipates that as the Operating Partnerships continue to mature, more cash flow and reporting fees will be generated. Cash flow and reporting fees will be added to the Partnership's working capital and will be available to meet future third party obligations of the Partnership. The Partnership is currently pursuing, and will continue to pursue, available cash flow and reporting fees and anticipates that the amount collected will be sufficient to cover third party expenses.

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


                                     17

      As of March 31, 1998, the net proceeds from the offer and sale of BACs in Series 1 had been used to invest in a total of 19 Operating Partnerships in an aggregate amount of $9,407,952, and the Partnership had completed payment of all installments of its capital contributions. Series 1 net offering proceeds in the amount of $15,351 remains in Working Capital.

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

      As of March 31, 1998, the net proceeds of the offer and sale of BACs in
Series 2 had been used to invest in a total of 8 Operating Partnerships in an aggregate amount of $6,498,176, and the Partnership had completed payment of all installments of its capital contributions. Series 2 net offering proceeds in the amount of $3,977 remains in Working Capital.

      (Series 3). The Partnership received and accepted subscriptions for
$28,822,000, representing 2,882,200 BACs from investors admitted as BAC
Holders in Series 3. Offers and sales of BACs in Series 3 were completed and the last of the BACs in Series 3 were issued by the Partnership on March
14, 1989.

       As of March 31, 1998, the net proceeds from the offer and sale of BACs in Series 3 had been used to invest in a total of 33 Operating Partnerships in an aggregate amount of $21,738,797, and the Partnership had completed payment of all installments of its capital contributions to all of its Operating
Partnerships. Series 3 net offering proceeds in the amount of $14,333 remains in Working Capital.

      (Series 4).  The Partnership commenced offering BACs in
Series 4 on
March 27, 1989. The Partnership received and accepted subscriptions for
29,788,160, representing 2,995,300 BACs from investors admitted as BAC Holders in Series 4. Offers and sales of BACs in Series 4 were completed and the last of the BACs in Series 4 were issued by the Partnership on July 7, 1989.

      As of March 31, 1998, the net proceeds from the offer and sale of BACs in Series 4 had been used to invest in a total of 25 Operating Partnerships in an aggregate amount of $22,934,082, and the Partnership had completed payment of all installments of its capital contributions to all of its Operating
Partnerships. Series 4 net offering proceeds in the amount of $1,955 remains in Working Capital.

      (Series 5).  The Partnership commenced offering BACs in
Series 5 on June
19, 1989. The Partnership received and accepted subscriptions for $4,899,000, representing 489,900 BACs from investors admitted as BAC Holders in Series 5.



                                     18

      Proceeds from the sale of BACs in Series 5 were invested in Operating
Partnerships owning apartment complexes located in California only, which generate both California and Federal Housing Tax Credits. Offers and sales of
BACs in Series 5 were completed and the last of the BACs in Series 5 were issued by the Partnership on August 22, 1989.

      As of March 31, 1998, the net proceeds of the offer and sale of BACs in
Series 5 had been used to invest in a total of 5 Operating Partnerships in an aggregate amount of $3,431,044, and the Partnership had completed payment of all installments of its capital contributions. Series 5 net offering proceeds in the amount of $130,957 remains in Working Capital.

      (Series 6).  The Partnership commenced offering BACs in
Series 6 on July
18, 1989. The Partnership received and accepted subscriptions for
$12,935,780, representing 1,303,000 BACs from investors admitted as BAC
Holders in Series 6. Offers and sales of BACs in Series 6 were completed and the last of the BACs in Series 6 were issued by the Partnership on September
29, 1989.

      As of March 31, 1998 the net proceeds from the offer and sale of BACs in
Series 6 had been used to invest in a total of 15 Operating Partnerships in an aggregate amount of $10,652,631, and the Partnership had completed payment of all installments of its capital contributions to all of its Operating
Partnerships. Series 6 net offering proceeds in the amount of $10,312 remains in Working Capital.

Results of Operations
---------------------
      The Partnership incurs an annual partnership management fee payable to the General Partner and/or its affiliates in an amount equal to 0.375% of the aggregate cost of the Apartment Complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid or payable by the Operating Partnerships. The annual partnership management fee incurred for the fiscal years ended March 31, 1998 and 1997 was $922,872 and
$919,609, respectively, an amount which is anticipated to be lower for subsequent fiscal years as more of the Operating Partnerships begin to accrue and pay annual partnership management and reporting fees. During the fiscal years ended March 31, 1998 and 1997, the Partnership received $31,836 and
$36,055, respectively, in reporting fees from the Operating
Partnerships.

      The Partnership's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested. The Partnership's investments in Operating
Partnerships have been
made principally with a view towards realization of Federal
Housing Tax
Credits for allocation to its partners and BAC holders.

      (Series 1).  As of March 31, 1998 and 1997, the Qualified
Occupancy for
the Series was 99.7% and 99.6%, respectively. The Series had a total of 19 properties at March 31, 1998. Out of the total, 18 were at 100% qualified occupancy.

     For the years ended December 31, 1997 and 1996 Series 1
reflects a net
loss from Operating Partnerships of $694,852 and $738,210,
respectively,
                                     19
when adjusted for depreciation which is a non-cash item.
Substantially all of
the net loss for both years is attributable to accrued mortgage interest not
payable currently by Genesee Commons Associates "River Park Commons", Kingston Property Associates "Broadway East Townhomes",
and Unity Park Associates "Unity Park Phase II".   All three
partnerships have forbearance
agreements in place allowing the property to pay minimal mortgage payments while the property continues to accrue all interest payments due. Occupancy remains low due to a lack of rental assistance and a poor Local economy. The properties have received loans from the state housing agency, which are being used to complete rehabilitation work.
The work is expected to be completed during 1998 and management feels this will have a positive effect on occupancy.

      The properties owned by Townhomes of Minnehaha Court "Minnehaha Court Apartments" and Virginia Circle "Virginia Circle Townhomes" continued to incur high operating expenses which have resulted in operating losses. Minnesota Housing Finance Agency has continued their commitment to support improved operations by granting an interest free mortgage loan to Townhomes of Minnehaha "Minnehaha Court Apartments" and Virginia Circle "Virginia Circle Townhomes" to correct deferred maintenance issues. It is anticipated that the improvements will allow for a reduction of operating expenses in the future, which is essential for continued improvements in the properties' performance.

      For the tax years ended December 31, 1997 and 1996, the Series, in total, generated $2,091,204 and $2,081,132, respectively, in passive income tax losses that were passed through to the investors, and also provided $1.40 per year for 1997 and 1996 in tax credits per BAC to the investors.

      (Series 2).  As of March 31, 1998 and 1997, the Qualified
Occupancy for
the series was 100%. The Series had a total of 8 properties at March 31, 1998, all of which were at 100% qualified occupancy.

      For the years ended December 31, 1997 and 1996 Series 2 reflects a net loss from Operating Partnerships of $577,336 and $692,258, respectively, when adjusted for depreciation which is a non-cash item.

     Annadale Housing Partners "Annadale Apartments" has reported net losses due to operational issues associated with the property. Although occupancy has stabilized, economic factors relevant to the marketplace prevent the necessary rental income to be generated to cover the operational expenses. Boston Capital continues to monitor this situation closely. Occupancy is at 93% as of March 31, 1998.

     The property owned by Haven Park Partners IV, A California L.P. "Glenhaven Park" continues to suffer from high operating expenses and occupancy issues. Management has said that the rental market is soft with on over supply of housing. As of March 31, 1998, physical occupancy was 80%. Management will continue to actively conduct outreach to generate new interest in the property along with working towards reducing the operating expenses.

      For the tax years ended December 31, 1997 and 1996, the Series, in total, generated $1,053,496 and $563,979, respectively, in passive income tax losses that were passed through to the investors, and also provided $1.01 per year for 1997 and 1996, respectively, in tax credits per BAC to the investors.

                                   20
(Series 3).  As of March 31, 1998 and 1997, the Qualified
Occupancy for
the Series was 99.6%. The Series had a total of 33 properties at March 31,
1998.  Out of the total, 31 were at 100% qualified occupancy.

      (Series 3).  As of March 31, 1998 and 1997, the Qualified
Occupancy for
the Series was 99.6%. The Series had a total of 33 properties at March 31, 1998. Out of the total, 31 were at 100% qualified occupancy.

      For the years ended December 31, 1997 and 1996 Series 3 reflects a net income (loss) from Operating Partnerships of $(4,926,027) and $1,410,908, respectively, when adjusted for depreciation which is a non-cash item. The prior year income is the result of a one time gain on reduction of debt incurred by one of the Operating Partnerships. The current year loss is the result of a one time non-cash impairment loss incurred by one of the Operating Partnerships. When adjusted for the loss, the Operating Partnerships reflect a net loss of $533,202 for 1997.

     The General Partner is continuing to monitor the operations of Lincoln
Hotel Associates "Lincoln Apartments" in an effort to improve the overall results of operations of the series. Winn LLC, an affiliate of the Management, Company Winn Management, is the mortgagee in possession. Winn purchased the note from First Trade Union in September 1996. In December of 1997, the owner of the property, Lincoln Hotel Associates "Lincoln Apartments" entered into a forbearance agreement with Winn LLC. In exchange for forbearance the owner contributed money towards rehabilitation of the property. Simultaneously, Winn LLC secured a rehab loan from the Department of Housing and Community Development. Rehab of the project began in January and was completed in May. With the completion of the rehab, the housing subsidy should commence. With the completion of rehab and availability of rental assistance, occupancy should improve.
This improvement would have a positive effect on net income.

      The property owned by California Investors VI L.P. "Orchard Park" continues to suffer from physical occupancy issues. Occupancy at March 31, 1998 was at 86%. The occupancy problem appears to be related to marketplace, but the management agent has replaced the site manager in hopes that changes in personnel will stimulate new interest in the property. Management continues to be aggressive with marketing the property and conducting active outreach. The curb appeal of the property has improved with the capital repairs completed to the property in 1997.

      During the first quarter occupancy for Hidden Cove
Aparments "Hidden Cove" began to drop slightly and accounts receivable from tenants started to rise. A resulting site visit to the property revealed poor maintenance upkeep by the management company. As a result, the general partner is in the process of hiring a new management company.

      For the tax years ended December 31, 1997 and 1996, the Series, in total, generated $2,519,771 and $1,009,468, respectively, in passive income tax losses that were passed through to the investors, and also provided $1.27 per year for 1997 and 1996 in tax credits per BAC to the investors. The variance in passive income tax losses generated for the tax years ended
December 31, 1997 and 1996 is due to the fact that the Operating
Partnership
Rosenberg reflected income from cancellation of indebtedness caused by debt restructuring during the tax year ended December 31, 1996.

      (Series 4).  As of March 31, 1998 and 1997, the Qualified
Occupancy for
the series was 100%. The Series had a total of 25 properties at March 31,
1998, all of which were at 100% qualified occupancy.

                                   21
For the years ended December 31, 1997 and 1996 Series 4 reflects a net
income (loss) from Operating Partnerships of $(529,503) and
$1,231,906
respectively, when adjusted for depreciation which is a non-cash item.
The prior year income is the result of a onetime gain on reduction of debt incurred by three operating partnerships, Central Parkway "Central
Parkway Towers", New Grand "New Grand Apartments" and Rosenberg "Rosenberg Apartments". This debt reduction occurred without a loss in ownership or tax credits. Rosenberg "Rosenberg Apartments" also had a one time non-cash impairment loss. This is in accordance with newly adopted SFAS No. 121. When adjusted for both the gain and the loss, the Operating Partnerships reflect a net loss of $779,122 for 1996.

Unity Park Associates "Unity Park Phase II" reflects a net loss which is attributable to accrued mortgage interest. The partnership has a forbearance agreements in place allowing the property to pay minimal mortgage payments while the property continues to accrue all interest payments due. Occupancy remains low due to a lack of rental assistance and a poor Local economy. The property has received loans from the state housing agency, which are being used to complete rehabilitation work.
The work is expected to be completed during 1998 and management feels this will have a positive effect on occupancy.

     The Operating Partnership, Van Dyck Estates XVI-A "Van Dyck Estates XVI-A" continues to pay its delinquent real estate taxes in accordance with the repayment plan. The Operating General Partner believes that once these taxes have been paid operating deficits will be minimal.

     The property owned by Glenhaven Park Partners "Glenhaven Park II" continues to suffer from high operating expenses and occupancy issues. Management has said that the rental market is soft with on over supply of housing. As of March 31, 1998, physical occupancy was 80%. Management will continue to actively conduct outreach to generate new interest in the property along with working towards reducing the operating expenses.

     Rosenberg Apartments "Rosenberg Apartments" refinanced in 1996, which resulted in a one-time gain as a result of the debt reduction. In 1997 the property realized positive operating cash flows as a result of the lower debt service payments and continued strong occupancies. As of March 31, 1998 Rosenberg's occupancy was 100%.

      For the tax years ended December 31, 1997 and 1996, the Series, in total, generated $2,376,272 and $2,044,665, respectively, in passive income tax losses that were passed through to the investors, and also provided $1.23 per year for 1997 and 1996 in tax credits per BAC to the investors.

      (Series 5).  As of March 31, 1998 and 1997, the Qualified
Occupancy for
the Series was 100%. The Series had a total of 5 properties at March 31, 1997, all of which were at 100% qualified occupancy.

      For the years ended December 31, 1997 and 1996 Series 5 reflects a net loss of $640,193 and $685,860, respectively, from Operating
Partnerships,
when adjusted for depreciation which is a non-cash item.

      Annadale Housing Partners "Annadale Apartments" has reported net losses due to operational issues associated with the property. Although occupancy has stabilized, economic factors relevant to the marketplace prevent

                                       22
the necessary rental income to be generated to cover the operational expenses. Boston Capital continues to monitor this situation closely. At March 31, 1998 occupancy was at 93%.

     The property owned by Glenhaven Park Partners "Glenhaven Estates" continues to suffer from high operating expenses and occupancy issues. Management has said that the rental market is soft with on over supply of housing. As of March 31, 1998, physical occupancy was 80%. Management will continue to actively conduct outreach to generate new interest in the property along with working towards reducing the operating expenses.

      For the tax years ended December 31, 1997 and 1996, the Series, in total, generated $459,605 and $211,738, respectively, in passive income tax losses that were passed through to the investors, and also provided $1.03 per year for 1997 and 1996, respectively, in tax credits per BAC to the investors.

      (Series 6).  As of March 31, 1998 and 1997, the Qualified
Occupancy for
the series was 99.7%.  The Series had a total of 15 properties at
March 31,
1998.     Out of the total, 14 were at 100% qualified occupancy.

     Rosenberg Apartments "Rosenberg Apartments" refinanced in 1996, which resulted in a one-time gain as a result of the debt reduction. In 1997 the property realized positive operating cash flows as a result of the lower debt service payments and continued strong occupancies. As of March 31, 1998 Rosenberg's occupancy was 100%.

      For the years ended December 31, 1997 and 1996 Series 6 reflects a net income from Operating Partnerships of $767,296 and $613,062 respectively, when adjusted for depreciation which is a non-cash item.

For the tax year ended December 31, 1997 and 1996, the Series, in total, generated $732,065 and $1,051,130, respectively, in passive income tax losses that were passed through to the investors, and also provided $1.27 and $1.35 per year for 1996 and 1995, respectively, in tax credits per BAC to the investors. The decrease in passive losses from December 31, 1996 to December
31, 1997 was due to an adjustment made at December 31, 1996 for an incorrect loss reported at December 31, 1995.



















                                     23
Recent Accounting Statements Not Yet Adopted
--------------------------------------------


     On March 31, 1997, the partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" and SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS No. 128 provides accounting and reporting standards for the amount of earnings per share. SFAS No. 129 requires the disclosure in summary form within the financial statements of pertinent fights and privileges of the various securities outstanding. The implementation of these standards has not materially affected the partnership's financial statements.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employees' Disclosures about Pensions and Other Post-retirement Benefits." SFAS No. 130 is effective for years beginning after December 15, 1997. SFAS No. 131 and No. 132 are effective for years beginning after December 31, 1997 and early adoption is encouraged.

     The partnership does not have any items of other comprehensive income, does not have other segments of its business or when to report, and does not have any pensions or other post-retirement benefits. Consequently, these pronouncements are expected to have no effect on the partnership's financial statements.

     Boston Capital and its management have reviewed the potential computer problems that may arise from the century date change known as the "Year 2000"or "Y2K" problem. We are currently in the process of taking the necessary precautions to minimize any disruptions. The majority of Boston Capital's systems are "Y2K" compliant. For all remaining systems we have contacted the vendors to provide us with the necessary upgrades and replacements. Boston Capital is committed to ensuring that the "Y2K" issue will have no impact on our investors.


Item 8.      Financial Statements and Supplementary Data

      The information required by this item is contained in Part
IV, Item 14
of this Annual Report on Form 10-K.

Item 9.      Changes in and Disagreements with Accountants on
Accounting and
             Financial Disclosure

             None.









                                     24

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

      Herbert F. Collins, age 68, is co-founder and Chairman of the Board of Boston Capital Corporation. Nominated by President Clinton and confirmed by the United States Senate, Mr. Collins served as the Republican private sector member of the Thrift Depositor Protection Oversight Board. During 1990 and 1991 he served as Chairman of the Board of Directors for the Federal Home Loan Bank of Boston, a 314-member, $12 billion central bank in New England. Mr. Collins is the co-founder and past President of the Coalition for Rural Housing and Development. In the 1980s he served as Chairman of the Massachusetts Housing Policy Commission to evaluate current programs and recommend future housing policy. Additionally, he served as a member of the Board of Directors of the Metropolitan Boston Housing Partnership and on the Mitchell-Danforth Task Force, which helped structure the 1990 federal Tax Credit legislation. Mr. Collins also is a past Member of the Board of Directors of the National Leased Housing Association and has served as a member of the U. S. Conference of Mayors Task Force on "HUD and the cities: 1995 and Beyond." Mr. Collins also was a member of the Fannie Mae Housing Impact Advisory Council and the Republican Housing Opportunity Caucus. He is Chairman of the Business Advisory Council and a member of the National Council of State Housing Agencies Tax Credit Commission. Mr. Collins graduated from Harvard College. President Bush appointed him to the President's Advisory Committee on the Arts at the John
F. Kennedy Center for the Performing Arts. He is a leader in the civic community, serving on the Boards of Youthbuild Boston, the Pine Inn and I Have a Dream Foundation.

     John P. Manning, age 50, is co-founder, President and Chief Executive Officer of Boston Capital Partners, Inc., where he is responsible for strategic planning, business development and
corporate investor relations.   In addition to his
responsibilities at Boston Capital, Mr. Manning is a proactive leader in the industry. He served in 1990 as a member of the Mitchell-Danforth Task Force, to review and reform the Low Income Housing Tax Credit. He was the founding President of the Affordable Housing Tax Credit Coalition, is a member of the board of the National Leased Housing Association and sits on the Advisory Board of the publication Housing and Development Reporter. During the 1980s he served as a member of the Massachusetts Housing Policy Committee, as an appointee of the Governor of Massachusetts. In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee, on the critical role of the private sector in the success of the Low Income Housing Tax Credit Program.

                                     25

In 1996, President Clinton appointed him to the President's Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts. Mr. Manning also is a leader in the civic community, serving on the Boards of Youthbuild Boston and the Pine Street Inn. Mr. Manning is a graduate of Boston College.

      Richard J. DeAgazio, age 53, is Executive Vice President of Boston Capital Partners, Inc., and is President of Boston Capital Services, Inc. Mr. DeAgazio serves on the national Board of
Governors   of   the   National  Association  of   Securities   Dealers
(NASD), was the Vice Chairman of the NASD's District 11 Committee, and serves on the NASD's national Business Conduct Committee, the State Liaison Committee and the Direct Participation Program Committee. He is a founder and past President of the National Real Estate Investment Association, past President of the Real Estate Securities and Syndication Institute (Massachusetts Chapter) and the Real Estate Investment Association. Prior to joining Boston Capital in 1981, Mr.
DeAgazio was the Senior Vice President and Director of the Brokerage Division of Dresdner Securities (USA), Inc., an international investment banking firm owned by four major European banks, and was a Vice President of Burgess & Leith/Advest. He has been a member of the Boston Stock Exchange since 1967. He is a leader in the community and serves on the Business Leaders Council of the Boston Symphony, Board of Advisors for the Ron Burton Training Village and is on the Board of Corporators of Northeastern University. He graduated from Northeastern University.

       Christopher   W.   Collins,  age  43,  is  an   Executive   Vice
President  and  a  principal  of Boston  Capital  Partners,  Inc.,  and is  responsible  for,  among  other areas,  overseeing  the  investment portfolio of funds sponsored by Boston Capital and the acquisition of real estate investments on behalf of such funds. Mr. Collins has had extensive experience in real estate development activities, having founded and directed the American Development Group, a comprehensive real estate development firm, and has also had extensive experience in the area of acquiring real estate investments. He is on the Board of Directors of the
National Multi-Housing Council and a member of the Massachusetts Housing Finance Agency Multi-Family Advisory Committee. He graduated from the University of New Hampshire.

      Anthony A. Nickas, age 38, is Chief Financial Officer of Boston Capital Partners, Inc., and serves on the firm's Operating Committee. He has twelve years of experience in the accounting and finance field and has supervised the financial aspects of Boston Capital's project development and property management affiliates. Prior to joining Boston Capital in 1987, he was
Assistant Director of Accounting and Financial Reporting for the Yankee Companies, Inc., and was an Audit Supervisor for Wolf & Company of Massachusetts, P.C., a regional certified public accounting firm based in Boston. He graduated with honors from Norwich University.



      (f)    Involvement in certain legal proceedings.

             None.

      (g)    Promoters and control persons.
                                     26

             None.

Item 11.     Executive Compensation

      (a), (b), (c), (d) and (e)

      The Partnership has no officers or directors. However, under the terms of the Amended and Restated Agreement and Certificate of Limited
Partnership of the Partnership, the Partnership has paid or accrued obligations to the General Partner and its affiliates for the following fees during the 1998 fiscal year:

      1. An annual partnership management fee based on 0.375% of the aggregate cost of all apartment complexes acquired by the
             Operating Partnerships has been accrued as payable to Boston
             Capital Communications Limited Partnership. The annual
             partnership management fees accrued during the year ended March
             31, 1998 was $954,708. Accrued fees are payable without interest as sufficient funds become available.


      2. The Partnership has reimbursed an affiliate of the General
             Partner a total of $25,261 for amounts charged to operations during the year ended March 31, 1998.
The
             reimbursement includes, but may not be limited to postage, printing, travel, and overhead allocations.

Item 12.     Security Ownership of Certain Beneficial Owners and
             Management

      (a)    Security ownership of certain beneficial owners.

      As of March 31, 1998, 9,800,600 BACs had been issued. No person is known to own beneficially in excess of 5% of the outstanding
      BACs in any series.

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

Item 13.     Certain Relationships and Related Transactions

      (a)    Transactions with management and others.
                                     27

      The Partnership has no officers or directors. However, under the terms of the public offering, various kinds of compensation and fees are payable to the General Partner and its Affiliates during the organization and operation of the Partnership.
Additionally,
      the General Partner will receive distributions from the partnership if there is cash available for distribution or residual proceeds as defined in the Partnership Agreement.
The
      amounts and kinds of compensation and fees are described on pages
      32 to 33 of the Prospectus under the caption "Compensation and
      Fees", which is incorporated herein by reference.  See Note
B of
      Notes to Financial Statements in Item 14 of this Annual
Report on
      Form  10-K for amounts accrued or paid to the General
Partner and
      its affiliates during the period from April 1, 1996 through March 31, 1998.

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

                                   PART IV
                                   -------
Item 14. Exhibits, Financial Statement Schedules, and Reports on
             Form 8-K

             (a)    1.  Financial Statements
                        --------------------
             Independent Auditors' Report

             Balance Sheets, March 31, 1998 and 1997

             Statements of Operations, Years ended March 31,
1998, 1997 and                1996.

             Statements of Changes in Partners' Capital, Years ended
             March 31, 1998, 1997, and 1996

          Statements of Cash Flows, Years ended March 31, 1998,
          1997 and    1996

             Notes to Financial Statements, March 31, 1998, 1997,
and
             1996


             (a)    2.  Financial Statement Schedules
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

      (b)    Reports on Form 8-K
             -------------------
             There were no reports on Form 8-K filed during the quarter ended March 31, 1998.

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

                           Boston Capital Tax Credit Fund Limited
                           Partnership

                  By:            Boston Capital Associates
Limited
                                 Partnership, General Partner

                  By:            Boston Capital Associates



Date: July 8, 1998                   By:/s/ John P. Manning

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


DATE:             SIGNATURE:                   TITLE:


July 8, 1998   /s/ John P. Manning              General Partner
and
               ------------------------         Principal
Executive
               John P. Manning                  Officer,
Principal
                                                Financial Officer
and
                                                Principal
Accounting
                                                Officer of Boston
                                                Capital
Associates


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

                  Boston Capital Tax Credit Fund Limited
                  Partnership

                  By:            Boston Capital Associates
                                 Limited Partnership, General
                                 Partner

                  By:            Boston Capital Associates



DATE: July 8, 1998                   By:______________________
                                         John P. Manning


                                     By:______________________
                                         Herbert F. Collins

    Pursuant to the requirements of the Securities Exchange Act of
1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:

DATE:           SIGNATURE:                           TITLE:

                                               General Partner
and
July 8,1998     __________________             Principal
Executive
                John P. Manning                Officer, Principal
                                               Financial Officer
and
                                               Principal
Accounting
                                               Officer of Boston
                                               Capital Associates


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

                               FINANCIAL STATEMENTS AND
                             INDEPENDENT AUDITORS' REPORT

                            BOSTON CAPITAL TAX CREDIT FUND
                                LIMITED PARTNERSHIP -
                              SERIES 1 THROUGH SERIES 6
                               MARCH 31, 1998 AND 1997

        Boston Capital Tax Credit Fund Limited Partnership
                    Series 1 through Series 6

                        TABLE OF CONTENTS
                                                             PAGE


INDEPENDENT AUDITORS  REPORT                                  F-3

FINANCIAL STATEMENTS

     BALANCE SHEETS                                           F-5

     STATEMENTS OF OPERATIONS                                F-12

     STATEMENTS OF CHANGES IN PARTNERS  CAPITAL              F-19

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

                    Reznick Fedder & Silverman
    Certified Public Accountants * A Professional Corporation

   4520 East-West Highway * Suite 300 * Bethesda, MD 20814-3319
               (301) 652-9100 * Fax (301) 652-1848


                   INDEPENDENT AUDITORS  REPORT


To the Partners
Boston Capital Tax Credit Fund
  Limited Partnership

     We have audited the accompanying balance sheets of Boston Capital Tax Credit Fund Limited Partnership - Series 1 through Series 6, in total and for each series, as of March 31, 1998 and 1997, and the related statements of operations, changes in partners capital (deficit) and cash flows for the total partnership and for each of the series for each of the three years in the period ended March 31, 1998. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain operating partnerships in which Boston Capital Tax Credit Fund Limited Partnership owns a limited partnership interest. Investments in such partnerships comprise the following percentages of the assets as of March 31, 1998 and 1997, and the limited partnership loss for each of the three years in the period ended March 31, 1998: Total 30% and 19% of the assets and 19%, 18% and 19% of the partnership loss; Series 1, 0% and 0% of the assets and 0%, 0% and 0% of the partnership loss; Series 2, 17% and 9% of the assets and 25%, 18% and 29% of the partnership loss; Series 3, 23% and 20% of the assets and 14%, 22% and 18% of the partnership loss; Series 4, 47% and 38% of the assets and 25%, 17% and 22% of the partnership loss; Series 5, 0% and 0% of the assets and 0%, 0% and 3% of the partnership loss; and Series 6, 40% and 46% of the assets and 23%, 22% and 32% of the partnership loss. The financial statements of these partnerships were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to information relating to these partnerships, is based solely on the reports of the other auditors.

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

     In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Boston Capital Tax Credit Fund Limited Partnership - Series 1 through Series 6, in total and for each series, as of March 31, 1998 and 1997, and the results of their operations and their cash flows for the total partnership and for each of the series for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles.

     We and other auditors have also audited the information included in the related financial statement schedule listed in Form 10-K item 14(a) of Boston Capital Tax Credit Fund Limited Partnership - Series 1 through Series 6 as of March 31, 1998. In our opinion, the schedule presents fairly the information required to be set forth therein, in conformity with generally accepted accounting principles.


Bethesda, Maryland
June 30, 1998
                               F-4
Torres Llompart, Sanchez Ruiz & Co.
Certified Public Accountants, and Business Consultants
(A Member of Kreston International)

Partners:
Luis J.Torres Llompart, CPA.
Frank Sanchez Ruiz, CPA, CMA, CIA

Members of:
Division for CPA Firms, American Institute of Certified Public
Accountants
Puerto Rico Society of Certified Public Accountants
*Also admitted in State of Florida

Partners
April Gardens Apartments III Limited Partnership
San Juan, Puerto Rico

INDEPENDENT AUDITORS'REPORT ON FINANCIAL STATEMENTS

We have audited the accompanying balance sheets of April Gardens Apartments III Limited Partnership as of December 31, 1997 and 1996, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States, and the US Department of Agriculture, Farmers Home Administration Audit Program Handbook, issued in December 1989. Those standards and the audit program require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of April Gardens III Limited Partnership as of December 31, 1997 and 1996, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 13, 1998 on our consideration of the Partnership's internal control structure and a report dated February 13, 1998 on its compliance with laws, regulations, contracts, loan covenants and agreements.

P.O. Box 193488, San Juan, Puerto Rico 00919-3488
Tel. ( 787) 758-4620  Fax (787) 767-4709



Partners
April Gardens Apartments III Limited Partnership
San Juan, Puerto Rico


INDEPENDENT AUDITORS'REPORT ON FINANCIAL STATEMENTS
(CONTINUED)


Our audits were made for the purpose of forming an opinion on the basic financial statements for the years ended December 31, 1997 and 1996, taken as a whole. The accompanying schedules of administrative, utilities, maintenance, taxes, insurance and interest expenses are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements for the years ended December 31, 1997 and 1996, and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements for the years ended December 31, 1997 and 1996, taken as a whole.



February 13, 1998

License No. 169

San Juan.  Puerto Rico



Stamp number 1462245 was affixed
to the original of this report.


Torres Llompard, Sanchez Ruiz & Co.
Certified Pubic Accountants, and Business Consultants.
Witt, Mares & Company, PLC
Certified Public Accountants and Consultants

INDEPENDENT AUDITOR'S REPORT

The Partners
Autunmwood Limited Partnership

We have audited the accompanying balance sheets of Autunmwood Limited Partnership (a Virginia Limited Partnership), as of December 31, 1997 and 1996, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements as of December 31, 1996, were audited by Graham Carter & Jennings, PLC, who merged with Witt, Mares & Company, PLC as of December 1, 1997, whose report dated February 3, 1997 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Autunmwood Limited Partnership as of December 31, 1997 and 1996, and the results of its operations, changes in partner's equity and cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 12, 1998 on our consideration of Autunmwood Limited Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 17 and 18 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements take as a whole.



Newport News, Virginia
February 12, 1998
DONALD W. CALJSEY, CPA, P.C.
CERTIFIED PUBLIC ACCOUNTANT

P.O. BOX 775
516 WALNUT STREET
GADSDEN, ALABAMA 35902

TELEPHONE
(205) 543-3707
(205)     543-9800 Fax

INDEPENDENT AUDITOR'S REPORT

To the Partners
Bridlewood, Limited Partnership
Horse Cave, Kentucky

I have audited the accompanying balance sheets of Bridlewood, Limited Partnership, a limited partnership, RHS Project No.: 20-050-611149839 as of December 31, 1997 and 1996, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bridlewood, Limited Partnership, RHS Project No.: 20-050-611149839 as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FMHA 1930-8) Parts I and 11 for the year ended December 31, 1997 and 1996, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 18, 1998 on my consideration of Bridiewood, Limited Partnership's internal control structure and a report dated February 18, 1998 on its compliance with laws and regulations.



Gadsden, Alabama
February 18, 1998

 Randall Patterson, CPA
 3600 Chain Bridge Road, Suite B

 Fairfax, Virginia 22030
 Phone:   (703) 273-3277
 Fax:     (703) 273-6959


Independents Accountant's Report


To the Partners
Brunswick Limited Partnership

We have compiled the accompanying balance sheet (Form FMHA 1930-
8) of Brunswick Limited Partnership as of December 3 1, 1997, and the related statements of operations (Form FM-HA 1930- 7) and partners' equity for the year then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

Based on our compilation, with the exception of the matter described in the following paragraph, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

A statement of cash flows for the year ended December 31, 1997, has not been presented. Generally accepted accounting principles require that such a statement be presented when financial statements purport to present financial position and results of operations.



Randall Patterson, CPA
March 20, 1998



DURANT, SCHRAIBMAN & LINDSAY
Certified Public Accountants


INDEPENDENT ACCOUNTANTS'REPORT

To the Partners

Buena Vista Apartments, Phase II, A Limited Partnership
Columbia, South Carolina

We have audited the accompanying balance sheets of Buena Vista Apartments, Phase 11, A Limited Partnership (A South Carolina Limited Partnership), as of December 31, 1997 and 1996 and the related statements of operations, partners' equity and cash flows for the years then ended. These. financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Buena Vista Apartments, Phase II, A Limited Partnership, as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


January 26, 1998


4408 Forest Drive, Third Floor - Columbia, South Carolina 29206 -
Telephone 803-790-002,0 - Fax 803-790-0011


DANIEL G. DRANE
CERTIFEED PUBLIC ACCOUNTANT
209 East Third Street - P. 0. Box 577
Hardinsburg, Kentucky 40143

Telephone (502)756-5704
FAX (502)756-5927
e-mail dgdcpa@bbtel.com

INDEPENDENT AUDITORS REPORT

To the Partners
Edgewood Properties, Limited
Leitchfield, Kentucky

I have audited the accompanying balance sheets of Edgewood Properties, Limited (a Kentucky limited partnership), RHS Project
No.: 20-050-0611179040, as of December 31, 1997 and 1996, and the
related statements of operations, partners' capital, and cash flows for the years then ended.
These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits, as of and for the years ended December 3 1, 1997 and 1996, in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Edgewood Properties, Limited, as of December 3 1, 1997 and 1996, and the results of its operations, the changes in its partners' capital and its cash flows for the years then ended in conformity with generally accepted accounting principles.

My audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 13 and 14 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


Daniel G. Drane
Certified Public Accountant

March 10, 1998

THOMAS, JUDY & TUCKER, P.A. Certified Public Accountants

Clifton W, Thomas,             16 East Rowan Street, Suite, 100
Chris P. Judy                       Raleigh, NC 27609
David W. Tucker,                      (919) 57 1-7055
David A. Johnson                   FAX (919) 571-7089

INDEPENDENT AUDITORS'REPORT

To the Partners
Graham Housing Associates Limited Partnership
Raleigh, North Carolina

We have audited the accompanying balance sheets of Graham Housing Associates Limited Partnership, as of December 31, 1997 and 1996 and the related statements of operations and changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Graham Housing Associates Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and the changes in partners' equity and cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated February 9, 1998 on our consideration of Graham Housing Limited Partnership's internal control structure, compliance with specific requirements applicable to Major HOME Programs and compliance with specific requirements applicable to Affirmative Fair Housing and Non-Discrimination.

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in the report is presented for the purposes of additional analysis and is not a required part of the financial statements of Graham Housing Associates Limited Partnership.
Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


February 9, 1998

DURANT, SCHRAIBMAN & LINDSAY

Certified Public Accountants


INDEPENDENT ACCOUNTANTS'REPORT



To the Partners
Laurelwood Apartments, Phase 11, A Limited Partnership
Columbia, South Carolina


We have audited the accompanying balance sheets of Laurelwood Apartments, Phase 11, A Limited Partnership (A South Carolina Limited Partnership), as of December 31, 1997 and 1996 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.


We conducted our audit in accordance with generally accepted auditing standards and Government Auditing issued Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Laurelwood Apartments, Phase 11, A Limited Partnership, as of December 3 1, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



January 29, 1998




4408 Forest Drive, Third Floor - Columbia, South Carolina 29206 -
Telephone 803-790-0020 - Fax 803-790-0011





DANIEL G. DRANE
CERTIFIED PUBLIC ACCOUNTANT

209 East Third Street - P.0. Box 577
Hardinsburg, Kentucky 40143
Telephone (502)756-5704
FAX (502)756-5927
e-mail dgdcpa@bbtel.com

INDEPENDENT AUDITORS REPORT


To the Partners
Lilac Properties, Limited
Leitchfield, Kentucky

I have audited the accompanying balance sheets of Lilac Properties, Limited (a Kentucky limited partnership), RHS Project
No.: 20-043-611158011, as of December 31, 1997 and 1996, and the
related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits, as of and for the years ended December 3 1, 1997 and 1996, in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lilac Properties, Limited, as of December 31, 1997 and 1996, and the results of its operations, the changes in its partners' capital and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

My audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 13 and 14 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Daniel G. Drane
Certified Public Accountant
March 10, 1998
Hawkins, Ash, Baptie & Company, LLP
Certified Public Accountants * Management Consultants


INDEPENDENT AUDITORS'REPORT

To the Partners
Madison Partners Limited Partnership



We have audited the accompanying balance sheet of Madison Partners Limited Partnership, as of December 31, 1997 and 1996, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Madison Partners Limited Partnership as of December 31, 1997 and 1996, and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

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


La Crosse, Wisconsin
February 2, 1998



- 2 -





LITTLLE, SHANEYFELT, MARSHALLL & Co.
CERTIFIED PUBLIC ACCOUNTANTS
PROSPECT BUILDING
1501 N. UNIVERSITY, SUITE 300
LITTLE ROCK, ARKANSAS 72207-5232



INDEPENDENT AUDITOR'S REPORT



To the Partners
P.D.C. Fifty Five Limited Partnership

BENTON, ARKANSAS OFFICE
210 W.SEVIER STREET
BENTON, ARKANSAS 72015,
TELEPHONE 501-378-7746


We have audited the accompanying balance sheets of P.D.C. Fifty Five Limited Partnership, RD Project No. 03-052-710665737 (the Partnership), as of December 31, 1997 and 1996, and the related statements of profit (loss), changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of P.D.C. Fifty Five Limited Partnership as of December 31, 1997 and 1996, and its results of operations, changes in partners' equity (deficit), and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated March 18, 1998 on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

Little, Shaneyfelt, Marshall & Co.

March 18, 1998
Suby, Von Haden & Associates, S.C.
CERTIFIED PUBLIC ACCOUNTANTS
Business and Management Consultants


INDEPENDENT AUDITOR'S REPORT


To the Partners
School Street Limited Partnership I
Madison, Wisconsin



We have audited the accompanying balance sheets of WHEDA Project No. 01 1/001 217 of School Street Limited Partnership I as of December 31, 1997 and 1996, and the related statements of loss, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of School Street Limited Partnership I as of December 31, 1997 and 1996, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

January 22, 1998




- 1 -

1221 John Q. Hammons Dr. - P.O.Box. 44966 - Madison, WI 53744-
4966 - (608) 831-8181 - FAX (608) 831-4243
MADISON - MILWAUKEE - ROCKFORD







DANIEL G. DRANE
CERTIFEED PUBLIC ACCOUNTANT
209 East Third Street - P. 0. Box 577
Hardinsburg, Kentucky 40143

Telephone (502)756-5704
FAX (502)756-5927
e-mail dgdcpa@bbtel.com

INDEPENDENT AUDITORS REPORT

To the Partners
Taylor Mill Properties, Limited
Leitchfield, Kentucky

I have audited the accompanying balance sheets of Taylor NOI Properties, Limited (a Kentucky limited partnership), RHS Project
No.: 20-062-0611174245, as of December 31, 1997 and 1996, and the
related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits, as of and for the years ended December 31, 1997 and 1996, in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Taylor MU Properties, Limited, as of December 3 1, 1997 and 1996, and the results of its operations, the changes in its partners' capital and its cash flows for the years then ended in conformity with generally accepted accounting principles.

My audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 13 and 14 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


Daniel G. Drane
Certified Public Accountant

March 10, 1998
Schoonover
Bover
Gettman & Associates

Certified Public Accountants - Financial Consultants,

INDEPENDENT AUDITORS'REPORT

The Partners
The Hearthside II Limited Dividend
Housing Association Limited Partnership


We have audited the accompanying balance sheets of The Hearthside II Limited Dividend Housing Association Limited Partnership (a limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Hearthside R Limited Dividend Housing Association Limited Partnership as of December 31, 1997 and 1996, and the results of its operations, changes in partners' equity, and cash flows for the years then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 16 and 17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Columbus, Ohio
January 23, 1998


FLOYD & COMPANY
Certified Public Accountant



132 Stephenson Avenuee, Suite 202
Post Office Box 14251
Savannah, Georgia 31406
Phone: (912) 355-9969

INDEPENDENT AUDITORS' REPORT

To the General Partners of
Timmons Village Limited Partnership

We have audited the accompanying balance sheets of Timmons Village Limited Partnership (a Georgia Limited Partnership) as of December 31, 1997 and the related statements of operations, partners, equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Timmons Village Limited Partnership (a Georgia Limited
Partnership) as of December 31, 1997 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



Floyd & Company, CPA

February 28, 1998













PLANTE & Moran,LLP

Certified Public Accountant
1111 Michigan Avenue
P.O. Box 2500
East Lansing, Michigan- 48826-2500

FAX 517-332-8502
517-332-620

Independent Auditor's Report

To the Partners
University Meadows Limited Dividend
Housing Association Limited Partnership



We have audited the accompanying balance sheet of University Meadows Limited Dividend Housing Association Limited Partnership (a Michigan limited partnership) MSHDA Development No. 889, as of December 31, 1997 and 1996, and the related statements of profit and loss, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of University Meadows Limited Dividend Housing Association Limited Partnership as of December 31, 1997 and 1996, and its profit and loss, partners' equity, and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


In accordance with Government Auditing Standards, we have also issued a report dated February 16, 1998, on our consideration of the Partnership's internal controls and a report dated February
16, 1998, on its compliance with laws and regulations.



February 16, 1998


Torres Llompart, Sanchez Ruiz & Co.
Certified Public Accountants, and Business Consultants
(A Member of Kreston International)

Partners:
Luis J.Torres Llompart, CPA.
Frank Sanchez Ruiz, CPA, CMA, CIA

Members of:
Division for CPA Firms, American Institute of Certified Public
Accountants
Puerto Rico Society of Certified Public Accountants
*Also admitted in State of Florida

Partners
Villa del Mar Limited Partnership
San Juan, Puerto Rico

INDEPENDENT AUDITORS'REPORT ON FINANCIAL STATEMENTS

We have audited the accompanying balance sheets of Villa del Mar Limited Partnership as of December 31, 1997 and 1996, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States, and the US Department of Agriculture, Farmers Home Administration Audit Program Handbook, issued in December 1989. Those standards and the audit program require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Villa del Mar Limited Partnership as of December 31, 1997 and 1996, and the results of its operations, changes in partners, equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 16, 1998, on our consideration of the Partnership's internal control structure and a report dated February 16, 1998, on its compliance with laws, regulations, contracts, loan covenants and agreements.



P.O. Box 193488, San Juan, Puerto Rico 00919-3488
Tel. (787) 758-4620 - Fax (787) 767-4709
Partners
Villa del Mar Limited Partnership
San Juan, Puerto Rico



INDEPENDENT AUDITORS'REPORT ON FINANCIAL STATEMENTS
(CONTINUED)


Our audits were made for the purpose of forming an opinion on the basic financial statements for the years ended December 31, 1997 and 1996, taken as a whole. The accompanying schedules of administrative, utilities, maintenance, taxes, insurance and interest expenses are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements for the years ended December 31, 1997 and 1996, and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements for the years ended December 31, 1997 and 1996, taken as a whole.



February, 16, 1998
License No.169
San Juan, Puerto Rico


Stamp number 1462234 was affixed
to the original of this report.


Ortiz Lopez & Co.

CPA Eulalio Ortiz Rodriguez, MSA
CPA Heriberto Lopez Recio

Calle Post 183 Sur Altos
P.O. Bo. 3944
Marina Station
Msyaguez, P. R. 00681
Telephones (787) 833-8236
833-8250
Fax: 833-8285



INDEPENDENT AUDITORS' REPORT


To the Partners
Virgen del Pozo Limited Partnership


We have audited the accompanying statements of financial position of Virgen del Pozo Limited Partnership, (RRH - 515 Project No. 63-016-660477485) as of December 31, 1997 and 1996, and the related statements of operations, partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express and opinion on these financial statements based on our audits.


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


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Virgen del Pozo Limited Partnership as of December 31, 1997 and 1996, and the results of its operations, changes in partners' deficit and cash flows for the years then ended in conformity with generally accepted accounting principles.






Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information, as referred to in the table of contents, is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, the additional information is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.



Certified Public Accountants

Mayaguez, Puerto Rico
February 1, 1998



FLOYD & COMPANY
Certified Public Accountant



132 Stephenson Avenuee, Suite 202
Post Office Box 14251
Savannah, Georgia 31406
Phone: (912) 355-9969

INDEPENDENT AUDITORS' REPORT

To the General Partners of
Whitewater Village Limited Partnership


We have audited the accompanying balance sheets of Whitewater Village Limited Partnership (a Georgia Limited Partnership) as of December 31, 1997 and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Whitewater Village Limited Partnership (a Georgia Limited Partnership) as of December 31, 1997 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



Floyd & Company, CPA



February 28, 1998



DURANT, SCHRAIBMAN & LINDSAY
Certified Public Accountants


INDEPENDENT ACCOUNTANTS'REPORT

To the Partners
Canterfield Manor of Denmark, A Limited Partnership
Columbia, South Carolina


We have audited the accompanying balance sheets of Canterfield Manor of Denmark, A Limited Partnership (A South Carolina Limited Partnership), as of December 31, 1997 and 1996 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Canterfield Manor of Denmark, A Limited Partnership, as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years their ended, in conformity with generally accepted accounting principles.


January 23, 1998


4408 Forest Drive, Third Floor - Columbia, South Carolina 29206 -
Telephone 803-790-0020 - Fax 803-790-0011



DAVID P. PHILLIPS, P.C.
CERTIFIED PUBLIC ACCOUNTANT

6846 PACIFIC STREET
SUITE 100
OMAHA, NEBRASKA 68106
OFFICE (402) 558-2596
FAX (402) 558-2914

INDEPENDENT AUDITOR'S REPORT

To the Partners
Cass Partners Limited Partnership


I have audited the accompanying balance sheets of Cass Partners Limited Partnership as of December 31, 1997 and 1996, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cass Partners Limited Partnership as of December 3 1, 1997 and 1996, and the results of its operations, and changes in partners' equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

My audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 15 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

March 23, 1998



1-3


OSCAR N. HARRIS & ASSOCIATES, P.A.

Certified Public Accountants



OSCAR N. HARRIS, C.P.A.
S@IERRY S. JOHNSON, C.P.A.
KENNETfi E. MILTON, C.P.A.
CONNIE P. STANCIL, C.P.A.

MEMBERS:
AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
NORTII CAROLINA ASSOCIATION OF CERTIFIED PUBLIC ACCOUN-FANTS

INDEPENDENT AUDITORS' REPORT

To the Partners of
Cumberland Woods Associates
of Middlesboro, KY, Ltd.
Charlotte, North Carolina

We have audited the balance sheets of Cumberland Woods Associates of Middlesboro, KY, Ltd. as of December 31, 1997 and 1996, and the related statements of partners, capital, income, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cumberland Woods Associates of Middlesboro, KY, Ltd. as of
December 31, 1997 and 1996, and the results of its operations and its cash flows fcr the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 6, 1998 on our consideration of Cumberland Woods Associates of Middlesboro, KY, Ltd.'s internal control structure and a report dated February 6, 1998 on its compliance with laws and regulations.



100 EAST CUMBERLAND STFEET, PO, BOX 578, DUNN, N.C. 28335 (910)
892-1021 FAX (910) 892-6084
Cumberland Woods Associates
of Middlesboro, KY, Ltd.
Page Two


Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedules 1, 2, 3, and 4 on pages 14, 15, 16, and 17 are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


Certified Public Accountants

February 6, 1998
PHILLIPS, DORSEY, THOMAS, WATERS & BRAFFORD, P.A.
CERTIFIED PUBLIC ACCOUNTANTS

Drawer 1359 - 349 Ruin Creek Rd. - Henderson, NC 27536
919/438-8154 - Wals 800/356-7674 - Fax 919/492-5066

Ronald S. Dorsey, CPA
H. Timothy Thomas, CPA
Susan R. Waters, CPA
Michael H. Brafford, CPA
Carleen P. Evans, CPA
Franklin L. Irvin, Jr, CPA
W. Haywood Philips, CPA


INDEPENDENT AUDITORS' REPORT

To the Partners
Deer Run Limited Partnership
Kittrell, North Carolina

We have audited the accompanying balance sheets of Deer Run Limited Partnership as of December 3 1, 1997 and 1996, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Deer Run Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

January 20, 1998
CERTIFIED PUBLIC ACCOUNTANTS
DURANT, SCHRAIBMAN & LINDSAY

Certified Public Accountants

INDEPENDENT ACCOUNTANTS'REPORT

To the Partners
Holly Tree Manor of Holly Hill, A Limited Partnership
Columbia, South Carolina

We have audited the accompanying balance sheets of Holly Tree Manor of Holly Hill, A Limited Partnership (A South Carolina Limited Partnership), as of December 31, 1997 and 1996, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Holly Tree Manor of Holly Hill, A Limited Partnership, as of December 3 1, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


January 29, 1998

4408 Forest Drive, Third Floor - Columbia, South Carolina 29206 -
Telephone 803-790-0020 - Fax 803-790-0011














Thomas C. Cunningham, CPA PC
23 MOORE STREET
BRISTOL, VIRGINIA 24201

(540) 669-5531

INDEPENDENT AUDITOR'S REPORT

To the Partners
Lawrenceville Manor, Limited Partnership,

I have audited the accompanying ba1ance sheet of Lawrenceville
Manor,
Limited Partnership as of December, 31, 1997 and 1996, and the
related
statements of operations, partner's, equity and cash flows for the years
then ended.    These financial statements are the responsibility
         of the
Partnership's management. My responsibility is to express an opinion on
these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and discloses in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements, referred to above
   present fairly,
in all material aspects, the financial position of Lawrenville
   Manor Limited
Partnership as of December, 31, 1997 and 1996, and the results of its'
operations, changes in partner's equity, and its cash flows for, the yea,.
the ended in conformity with generally accepted accounting principle.

My audits were made for the purpose of forming an opinion the basic financial statements taken as a whole. The accompanying information on pages 15 to 17 is presented for purposes of additional analysis and is not a required part of the basic, financial statements. Such information has been subjected to the audit procedure applied in the audits of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 18, 1998 on my consideration of Lawrenceville Manor Limited Partnership's internal control and a report dated February 18, 1998 on its compliance with laws and regulations applicable to the financial statements.



THOMAS C. CUNNINGHAM, CPA P.C.
February 18, 1998

Blackman & Associates, P.C.
Certified Public Accountants

INDEPENDENT AUDITORS'REPORT

To the Partners
1413 Leavenworth Historic
Limited Partnership
Omaha, Nebraska


We have audited the accompanying balance sheets of 1413
Leavenworth Historic Limited Partnership (a Nebraska Limited
Partnership) as of December 31, 1997 and 1996 and the related statements of operations, changes in partners' capital accounts and cash flows for the years then ended.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 1413 Leavenworth Historic Limited Partnership at December 31, 1997 and 1996 and the results of its operations, changes in partners' capital accounts and cash flows for the years then ended in conformity with generally accepted accounting principles. .

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information on pages 9 and 10 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



Omaha, Nebraska
January 31, 1998




11924 Arbor St., Ste. 200 - Omaha, Nebraska 68144 - Phone (402)
330-1040 - Fax (402) 333-9189




PLANTE & Moran,LLP

Certified Public Accountant
1111 Michigan Avenue
P.O. Box 2500
East Lansing, Michigan- 48826-2500

FAX 517-332-8502
517-332-620

Independent Auditor's Report

To the Partners
Meadows of Southgate Limited Dividend
Housing Association Limited Partnership

We have audited the accompanying balance sheet of Meadows of Southgate Limited Dividend Housing Association Limited Partnership (a Michigan limited partnership), as of December 31, 1997 and 1996, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall 'financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meadows of Southgate Limited Dividend Housing Association Limited Partnership, for the years ended December 31, 1997 and 1996, and the results of its operations, partners' equity, and cash flows for the years then ended, in conformity with generally accepted accounting principles.



February 16, 1998



Moores
Rowland





STIENESSEN - SCHLEGEL & CO.
LIMITIED LIABILITY COMPANY

CERTIFIED PUBLIC ACCOUNTANTS

Independent Auditor's Report

To the Partners
St. Croix Commons Limited Partnership

We have audited the accompanying balance sheets of St. Croix Commons Limited Partnership, as of December 31, 1997 and 1996, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of St. Croix Commons Limited Partnership, as of December 31, 1997 and 1996, and the results of its operations, the changes in partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

CERTIFIED PUBLIC ACCOUNTANTS


Januarv 23, 1998

2411 N. HILLCREST PARKWAY, P.O. BOX 8 1 0, EAU CLAIRE, WI 54702-
081 0 - PHONE (715) 832-3425 - FAX (715) 832-1665

-1-




ARMANDO A. SUAREZ - CPA

HATO FIEY MMR.  SUITE 1500,268 MUNOZ RIVERA AVENUF- HATO REY, PR
00918 - (787) 763-3195 FAX- 751-8448


INDEPENDENT AUDITOR'S REPORT


To the Partners

Vista Linda Apartments Limited Partnership

I have audited the accompanying balance sheets of Vista Linda Apartments Limited Partnership, Rural Development Project No.: 63-016-0660472028, as of December 31, 1997 and 1996, and the related statements of operations, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I have conducted my audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vista Linda Apartments Limited Partnership, as of December 31, 1997 Hand 1996, and the results of its operations, changes in partners I equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

My audit was made for tire purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 21 thru 36 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



Armando A. Suarez, CPA
February 27, 1998
San Juan, Puerto Rico



DURANT, SCHRAIBMAN & LINDSAY

Certified Public Accountants

INDEPENDENT ACCOUNTANTS'REPORT


To the Partners
West End Manor Apartments, A Limited Partnership
Columbia, South Carolina

We have audited the accompanying balance sheets of West End Manor Apartments, A Limited Partnership (A South Carolina Limited Partnership), as of December 31, 1997 and 1996, and the I related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West End Manor Apartments, A Limited Partnership, as of December 3 1, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, ill conformity with generally accepted accounting principles.


January 21, 1998


4408 Forest Drive, Third Floor - Columbia, South Carolina 29206 -
Telephone 803-790-0020 - Fax 803-790-0011













Blackman & Associates, P.C.
Certified Public Accountants,


INDEPENDENT AUDITORS'REPORT


To the Partners
Aspen Ridge Apartments
Limited Partnership
Omaha, Nebraska


We have audited the accompanying balance sheets of Aspen Ridge Apartments Limited Partnership (a Nebraska Limited Partnership) as of December 31, 1997 and 1996 and the related statements of operations, changes in partners' capital accounts and cash flows for the years then ended.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aspen Ridge Apartments Limited Partnership at December 31, 1997 and 1996 and the results of its operations, changes in partners' capital accounts and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information on pages 9 and 10 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


Omaha, Nebraska
January 21, 1998



11924 Arbor St., Ste. 200 - Omaha, Nebraska 68144 - Phone (402)
330-1040 - Fax (402) 333-9189




KB Parrish & Co. LLp

CERTIFIED PUBLIC ACCOUNTANTS
151 North Delaware Street
Suite 1600
Indianapolis, IN 46204
(317) 269-2455
FAX (317) 269-2464

Report of Independent Certified Public Accountants

To the Partners of
Briarwood of Dekalb, L.P.
(A Limited Partnership)

We have audited the balance sheets of Briarwood of Dekalb, L.P. (a limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, changes in partnership capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States and the Illinois Housing Development Authority's Financial Reporting and Audit Guidelines for Mortgagors of Multifamily Housing Developments. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Briarwood of Dekalb, L.P. at December 31, 1997 and 1996, and the results of its operations, changes in partnership capital, and cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Illinois Housing Development Authority's Financial Reporting and Audit Guidelines for Mortgagors of Multifamily Housing, we have also issued a report dated March 31, 1998 on our consideration of the partnership's internal control structure, a report dated March 31, 1998 on its compliance with specific requirements applicable to Affirmative Fair Housing, and a report dated March 31, 1998 on its compliance with laws and regulations.

Respectfully submitted,
K - B. Parrish & Co. LLP
Certified Public Accountants
Indianapolis, Indiana
March 31, 1998
DIMARCO, ABIUSI & PASCARELLA
CERTIFIED PUBLIC ACCOUNTANTS, P.C

Philip Abiusi
L. Richard Pascarella
Nakho Sung
Leo N. Bonfardeci
Carl T. Greco

Phone (315) 475-6954 - Fax (315) 475-2937

INDEPENDENT AUDITORS' REPORT

To The Partners
CAIRO HOUSING COMPANY I
East Syracuse, New York

We have audited the accompanying balance sheets of Cairo Housing
Company I (a
Limited Partnership) as of December 31, 1997 and 1996, and the related statements of income, partners, capital and cash flows for the years then ended. These financial statements are the responsibility of the General Partners. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the partners, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cairo Housing Company I as of December 31, 1997 and 1996, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.


DIMARCO, ABIUSI & PASCARELLA, P.C.

Syracuse, New York
February 5, 1998









CREELMAN, SMITH, P.C.
CERTIFIED PUBLIC ACCOUNTANTS

To the Partners

Cambridge Family YMCA Affordable Housing
Limited Partnership,
Cambridge, Massachusetts

REPORT OF INDEPENDENT AUDITORS

We have audited the accompanying balance sheet of Cambridge Family YMCA Affordable Housing Limited Partnership (A Massachusetts limited partnership) as of December 31, 1997, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the general partner. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cambridge Family YMCA Affordable Housing Limited Partnership as of December 31, 1997, and the results of its operations, changes in partners, equity (deficit) and cash flows for the year then ended in conformity with generally accepted accounting principles.


Creelman & Smith, P.C.
Certified Public Accountants

Boston, Massachusetts
January 22, 1998


330 Congress Street, Boston, Massachusetts 02210 (617) 542-4114









CRAIN & COMPANY, PLC
CERTIFIED PUBLIC ACCOUNTANTS
Madison Square,
24 Corporate Blvd.
Jackson, Tennessee 38305-2395
Telephone (901) 668-7070 - Fax. (901) 668-12 18

INDEPENDENT AUDITORS' REPORT

To the Partners
Crofton Associates 1, Limited Partnership

We have audited the accompanying balance sheets of Crofton Associates 1, Limited Partnership, FmHA Project No.: 20-024-0621467587 as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crofton Associates I, Limited Partnership, FmHA Project No.:
20-0240621467587 as of December 31, 1997 and 1996, and the
results of its operations, changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information as listed in the table of contents is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated January 22, 1998 on our consideration of the limited partnership's internal control over financial reporting and on its compliance with laws and regulations.

CRAIN & COMPANY, PLC
Certified Public Accountants
Jackson, Tennessee
January 22, 1998


CRAIN & COMPANY, PLC
CERTIFIED PUBLIC ACCOUNTANTS
Madison Square,
24 Corporate Blvd.
Jackson, Tennessee 38305-2395
Telephone (901) 668-7070 - Fax. (901) 668-12 18

INDEPENDENT AUDITORS' REPORT

To the Partners
Gallaway Associates 1, Limited Partnership

We have audited the accompanying balance sheets of Gallaway Associates 1, Limited Partnership, FMHA Project No.: 48-024-621474763 as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gallaway Associates 1, Limited Partnership, FmHA Project No.:
48-024621474763 as of December 31, 1997 and 1996, and the results of its operations, changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information as listed in the table of contents is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated January 26, 1998 on our consideration of the limited partnership's internal control over financial reporting and on its compliance with laws and regulations. CRAIN & COMPANY, PLC
Certified Public Accountants
Jackson, Tennessee
January 26, 1998
Blurne Loveridge & CO., PLLC
Certified Public Accountants


INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENTS

Partners
Glenridge Housing Associates,

A Washington Limited Partnership
Bellevue, Washington

We have audited the accompanying balance sheets of Glenridge Housing Associates, A Washington Limited Partnership, as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.



We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Glenridge Housing Associates, A Washington Limited
Partnership, as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



In accordance with Government Auditing Standards, we have also issued a report, dated January 22, 1998, on our consideration of the Partnership's internal control structure and a report, dated January 22, 1998, on its compliance with laws and regulations.



Page 1




INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENTS -
(CONTINUED)



Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The additional information shown on pages 14 to 17 is presented for the purpose of complying with the requirements of the U.S. Department of Agriculture, Rural Housing Service, for the year ended December 31, 1997, and is not a required part of the financial statements. Such additional information, presented in Column 2 of Parts I, II and III of the Multiple Family Housing Project Budget (Form RD 1930-7) and on page 17, has been subjected to the auditing procedures applied in the audit of the financial statements for that year, and in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole. Columns 1, 3 and 4 of Parts I, II and III and Parts IV, V and VI of the Multiple Family Housing Project Budget have not been subjected to the auditing procedures applied in the audits of the financial statements, and accordingly, we express no opinion on Columns 1, 3 and 4 of Parts I, II and III and Parts IV, V and VI of the Multiple Family Housing Project Budget.



January 22, 1998



Page 1A

Schoonover
Boyer
Gettman & Associates

Certified Public Accountants - Financial Consultants

INDEPENDENT AUDITORS' REPORT

To the Partners
Hackley-Barclay Limited Dividend
Housing Association Limited Partnership

We have audited the accompanying balance sheets of Hackley-Barclay Limited Dividend Housing Association Limited Partnership (a Michigan Limited Partnership), as of December 31, 1997 and 1996, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain resemble assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hackley-Barclay Limited Dividend Housing Association Limited Partnership, as of December 31, 1997 and 1996, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 16 and 17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



Columbus, Ohio
January 23, 1998
CRAIN & COMPANY, PLC
CERTIFIED PUBLIC ACCOUNTANTS
Madison Square,
24 Corporate Blvd.
Jackson, Tennessee 38305-2395
Telephone (901) 668-7070 - Fax. (901) 668-12 18

INDEPENDENT AUDITORS' REPORT

To the Partners
Hickman Associates 11, Limited Partnership


We have audited the accompanying balance sheets of Hickman
Associates II, Limited Partnership, FmHA Project No.: 20-038-
621451228 as of December 31, 1997 and 1996, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hickman Associates II, Limited Partnership, FMHA Project No.:
20-038621451228 as of December 31, 1997 and 1996, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Jackson, Tennessee
January 24, 1998

CRAIN & COMPANY, PLC
Certified Public Accountants




Thomas C. Cunningham, CPA PC
23 MOORE STREET
BRISTOL, VIRGINIA 24201

(540) 669-5531

INDEPENDENT AUDITOR'S REPORT

To the Partners
Lee Terrace, Limited Partnership,

I have audited the accompanying ba1ance sheet of Lee Terrace, Limited Partnership as of December, 31, 1997 and 1996, and the related statements of operations, partner's, equity and cash flows for the years
then ended.    These financial statements are the responsibility
         of the
Partnership's management. My responsibility is to express an opinion on
these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and discloses in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements, referred to above
   present fairly,
in all material aspects, the financial position of Lee Terrace
   Limited
Partnership as of December, 31, 1997 and 1996, and the results of its'
operations, changes in partner's equity, and its cash flows for, the yea,.
the ended in conformity with generally accepted accounting principle.

My audits were made for the purpose of forming an opinion the basic financial statements taken as a whole. The accompanying information on pages 15 to 17 is presented for purposes of additional analysis and is not a required part of the basic, financial statements. Such information has been subjected to the audit procedure applied in the audits of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 18, 1998 on my consideration of Lee Terrace Limited Partnership's internal control and a report dated February 18, 1998 on its compliance with laws and regulations applicable to the financial statements.



THOMAS C. CUNNINGHAM, CPA P.C.
February 18, 1998

Page
Olson &
Company PC


INDEPENDENT AUDITORS' REPORT

February 20. 1998

To the Partners
Midland Housing Limited Partnership



We have audited the accompanying balance sheets of Midland Housing Limited Partnership as of December 31, 1997 and 1996, and
the             related statements of operations, partners'
equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit 'includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Midland Housing Limited Partnership as of December 3 1, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 13 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



2865 South Lincoln Road, PO Box 368, Mount Pleasant, MI 48804
0368
517 773 5494 - Fax 517 773 5816
DURANT, SCHRAIBMAN & LINDSAY
Certified Public Accountants

INDEPENDENT ACCOUNTANTS'REPORT

To the Partners
Oakwood Manor of Bennettsville, A Limited Partnership
Columbia, South Carolina

We have audited the accompanying balance sheets of Oakwood Manor of Bennettsville, A Limited Partnership (A South Carolina Limited Partnership), as of December 31, 1997 and 1996, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oakwood Manor of Bennettsville, A Limited Partnership, as of December 3 1, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



January 24, 1998


4408 Forest Drive, Third Floor - Columbia, South Carolina 29206 -
Telephone 803-790-0020 - Fax 803-790-0011





DUGGAN, JOINER,
BIRKENMEYER,
STAFFORD & FURMAN, RA.
CERTIFIED PUBLIC ACCOUNTANTS

Members:
American Institute of Certified Public Accountants
Florida Institute of Certified Public Accountants

334 N.W. Third Avenue,
OCALA, Florida 34475
Phone: (352) 732-0171
Fax: (352) 867-1370

INDEPENDENT AUDITORS' REPORT

January 15, 1998
To the Partners
Palmetto Properties, Ltd.


We have audited the accompanying basic financial statements of Palmetto Properties, Ltd., as of and for the years ended December 31, 1997 and 1996 as listed in the table of contents. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the basic financial statements referred to above present fairly, in all material respects, the financial position of Palmetto Properties, Ltd.as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information as listed in the table of contents is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as
A whole.



Mayer, Hoffman, McCann L.C.
Certified Public Accountants
420 Nichols Road, K.C., MO 64112


INDEPENDENT AUDITORS'REPORT


To the Partners
SIXTH STREET PARTNERS LIMITED PARTNERSHIP

We have audited the accompanying balance sheets of Sixth Street Partners Limited Partnership as of December 31, 1997 and 1996 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sixth Street Partners Limited Partnership as of December 31, 1997 and 1996 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



Kansas City, Missouri

January 20, 1998



1-3



DIMARCO, ABIUSI & PASCARELLA
CERTIFIED PUBLIC ACCOUNTANTS, P.C.

The Clinton Exchange,
4 Clinton Square, Suite 104,
Syracuse, New York 13202-1074


INDEPENDENT AUDITORS' REPORT


To The Partners
VOORHEESVILLE HOUSING COMPANY I
Voorheesville, New York


We have audited the accompanying balance sheets of Voorheesville Housing Company I (a Limited Partnership) as of December 31, 1997 and 1996, and the related statements of income, partners' capital and cash flow. for the years then ended. These statements are the responsibility of the General Partners. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the partners, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our pinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Voorheesville Housing Company I as of December 31, 1997 and 1996, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.


DIMARCO, ABIUSI & PASCARELLA, P.C.


Syracuse, New York
February 11, 1998









RAYMOND & BROUSSARD
A PROFESSIONAL CORPORATION
CERTIFIED PUBLIC ACCOUNTANTS


2616 Toulon Drive
Baton Rouge.  Louisiana 70816
Telephone:     (504) 292-9211
Fax: (504) 292-0727

Paul C. Raymond, Sr., C.P.A., Retired
Kathryn Raymond Broussard, C.P.A.

INDEPENDENT AUDITORS' REPORT

To The Partners
White Castle Senior Citizens Partnership, Ltd.

We have audited the accompanying balance sheets of White Castle
Senior Citizens Partnership, Ltd., RHS Project No.: 22-
024721149468, as of December 31, 1997 and 1996 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of White Castle Senior Citizens Partnership, Ltd. as of December
31, 1997 and 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 15 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. The supplementary information presented in the Year End Report and Analysis (Form RHS 1930-8) Parts I through III and in the Multiple Family Housing Project Budget (Form RHS 1930-7) Parts I through V for the year ended December 31,1997, is presented for purposes of complying with the requirements of the Rural Housing Services and is not a required part of the basic financial statements. Reports on compliance with laws and regulations and internal control are presented as additional supplemental information on pages 23-27. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Baton Rouge, Louisiana
March 14, 1998

TAMA AND BUDAJ, P.C.
Certified Public Accountants
32783 Middlebelt Road,
Farmington Hills, MICHIGAN 48334-1726

Members:
American Institute of Certified Public Accountants
Michigan Association of Certified Public Accountants
Florida Institute of Certified Accountants
South Carolina Association of Certified Accountants

Independent Auditor's Report
To the Partners of
Bear Creek of Naples, Ltd.

We have audited the accompanying balances sheet of BEAR CREEK OF NAPLES, LTD. as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the general partner and management of the partnership. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of BEAR CREEK OF NAPLES, LTD., as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying information listed in the table of contents is presented for the purpose of additional analysis and is not a required part of the basic financial statements. This accompanying information is the responsibility of the partnership's management. Such information, except for the portion marked "unaudited" on which we express no opinion, has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.

Farmington Hills, Michigan
February 3, 1998




REGARDIE, BROOKS & LEWIS
CHARTERED
CERTIFIED PUBLIC ACCOUNTANTS

JEROME P. LEWIS, CPA
JESSE A 'KAISER, CPA
PAUL J. GNATT, CPA
NATHAN J. ROSEN, CPA
CELSO T MATAAC, JR,, CPA
PHILIP R. BAKER, CPA
DOUGLAS A. DOWUNG, CPA
DAVID A. BROOKS, CPA
7101 WISCONSIN AVENUE - BETHESDA, MARYLAND 20814
TEL (301) 654-9000   FAX (301) 656-3056

INDEPENDENT AUDITOR'S REPORT

February 21, 1998
To the Partners,
Peach Tree Limited Partnership
Bethesda, Maryland

We have audited the accompanying balance sheets of Peach Tree
Limited
Partnership as of December 31, 1997 and 1996, and the related statements of income, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U. S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Peach Tree Limited Partnership as of December 31, 1997 and 1996, and the results of its operations, changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing standards, we have also issued our reports dated February 21, 1998 on our consideration of Peach Tree Limited Partnership's internal controls and on its compliance with laws and regulations.

Certified Public Accountants
Habif, Arogeti & Wynne, P.C.
Certified Public Accountants


INDEPENDENT AUDITORS'REPORT

To the Partners
Ellijay Rental Housing, L.P.

We have audited the accompanying balance sheets of ELLIJAY RENTAL HOUSING, L.P. [a Limited Partnership], as of December 31, 1997 and 1996, and the related statements of operations, changes in partners, equity [deficit], and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards. issued by the Comptroller General of the United States and the U.S. Department of Agriculture, Farmers Home Administration's Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In accordance with Government Auditing Standards, we have also issued a report dated January 15, 1998 on our consideration of ELLIJAY RENTAL HOUSING, L.P.'s internal control structure and a report dated January 15, 1998 on its compliance with laws and regulations.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ELLIJAY RENTAL HOUSING, L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



Atlanta, Georgia
January  15, 1998

MEMBERS

Georgia Society of Certified Public Accountants
American Institute of Certified Public Accountants
AICPA Division For CPA Firms, Private Companies Practice Section
SEC Practice Section






Edmund A.Restivo, Jr. Ltd
CERTIFIED PUBLIC ACCOUNTANT


INDEPENDENT ATJDITOR'S REPORT

To the Partners of
Harris Housing Limited Partnership
Boston, MA

We have audited the accompanying balance sheet of Harris Housing Limited Partnership (a Florida Limited Partnership) as of December 31, 1997, and the related statements of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of Harris Housing Limited Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harris Housing Limited Partnership as of December 3 1, 1997, and the results of its operations, changes in partners' equity and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information included in the report (shown on pages 15 to 17) is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the financial statements taken as a whole.

February 18, 1998

The Wilcox Building,
Penthouse Suite,
42 Weybosset Street,
Providence, Rhode Island 02903,
Telephone 401-331-0210
Fax 401-421-6799



COLE, EVANS & PETERSON
CERTIFIED PUBLIC ACCOUNTANTS
Fifth Floor Travis Place,
Post Office Drawer 1768
Shreveport, Louisiana 71166-1766

January 27, 1998

INDEPENDENT AUDITORS'REPORT

To the Partners
Natchitoches Elderly Apartments,
A Louisiana Partnership in Commendam
Mansfield, Louisiana

We have audited the accompanying balance sheets of Natchitoches Elderly Apartments, A Louisiana Partnership in Commendam at December 31, 1997 and December 31, 1996 and the related statements of income, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis. evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly. in all material respects, the financial position of Natchitoches Elderly Apartments, A Louisiana Partnership in Commendam at December 31, 1997 and December 31, 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made primarily for the purpose of forming an opinion on the basic financial statements for the years ended December 31, 1997 and December 31, 1996 taken as a whole. The supplemental information presented at Schedule I is for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



Cole, Evans & Peterson
Henderson, Godbee & Nichols, P. C.
Certified Public Accountants

Members of American Institute of Certified Public Accountants
Georgia Society of Certified Public Accountants

Robert A. Goddard, Jr CPA (1943-1989) Maureen P. Collins, CPA
Gerald H. Henderson. CPAKrystal P. Hiers, CPA
J. Wendell Godbee CPAMarguerite J. Joyner CPA
M. Paul Nichols Jr CPA Shirley S. Miller CPA
Susan S. Swader CPA  James W. Godbee Jr, CPA
Mark S. Rogers, CPA     Kenny L. Carter, CPA


INDEPENDENT AUDITORS' REPORT

To the Partners
Jackson Housing, L.P.
Valdosta, Georgia


We have audited the accompanying balance sheets of Jackson Housing, L.P. (a limited partnership), Federal ID No.: 58-2031912, as of December 31, 1997 and 1996, and the related statements of income, partners I equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jackson Housing, L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

3488 North Valdosta Road / P. 0. Bo. 2241 / Valdosta, Georgia
31604-2241 / Phone: (912) 245-6040 / FAX: (912) 245-1669







In accordance with Government Auditing Standards, we have also issued a report dated January 21, 1998 on our consideration of Jackson Housing, L.P.Is internal control structure and a report dated January 21, 1998 on its compliance with laws and regulations.



Henderson, Godbee & Nichols, P.C.
Certified Public Accountants



January 21, 1998
Kenneth C. Boothe & Company, P.C.

Certified Public Accountant
1001 East Farm Road 700 - Big Spring, Texas 79720 - (915) 263-
1324 - FAX (915) 263-2124

INDEPENDENT AUDITORS'REPORT

To the Partners
Ponderosa Meadows Limited Partnership

We have audited the accompanying balance sheets of Ponderosa Meadows Limited Partnership as of December 31 1997 and 1996, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our ability is to express an opinion responsibility on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ponderosa Meadows Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards issued by the Comptroller General of the United States, NN-e have also issued a report dated January 20, 1998, on our consideration of Ponderosa Meadows Limited Partnership's internal control structure and a report dated January 20, 1998, on its compliance with laws and regulations.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplements, information shown on Pages 19 through 20 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

January 20, 1999
Big Spring, Texas

KENNETH C. BOOTHE AND COMPANY, P.C.
Gwen Ward P.C.,
Certified Public Accountant
609 University Drive,
Fort Worth, Texas 76107,
(817) 336-5680

Member American Institute of Certified Public Accountants
Member Texas Society Certified Public Accountants

Independent Auditor's Report

To the Partners of
Rio Grande Apartments, Ltd.
Eagle Pass, Texas

I have audited the accompanying balance sheet of Rio Grande Apartments, Ltd. as of December 31, 1997 and 1996 the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rio Grande Apartments, Ltd. as of December 31, 1997 and 1996 and the results of its operations, changes in partners, capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

My audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages I-16 and I-17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

Fort Worth, Texas
March 12, 1998



I-3


Kenneth C. Boothe & Company, P.C.
Certified Public Accountant


1001 East Farm Road 700 - Big Spring, Texas 79720 - (915) 263-
1324 - FAX (915) 263-2124

INDEPENDENT AUDITORS'REPORT

To the Partners
Vista Loma Liniited Partnership

We have audited the accompanying balance sheets of Vista Loma Limited Partnership as of December 3 1, 1997 and 1996, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the
accounting principles                 estimates made by
management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly all material respects, the financial position of Vista Loma Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards issued by the Comptroller General of the United States, we have also issued a report dated January 20, 1998, on our consideration of Vista Loma Limited Partnership's internal control structure and a report dated January 20, 1998, on its compliance with laws and relations.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on Pages 20 through 21 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

KENNETH C. BOOTHE AND COMPANY, P.C.
January 20, 1998
Big Spring, Texas
Grant Thornton
Suite 3600,
1445 Ross Avenue,
Dallas, TX 75202-2774
214 855-7300
FAX 214 855-7370

Accountants and Management Consultants

The U.S. Member Firm of Grant Thornton International

Report of Independent Certified Public Accountants

To the Partners of
Community Dynamics - Fort Worth, Ltd.

We have audited the balance sheet of Community Dynamics - Fort
Worth, Ltd. (a Texas limited partnership) as of December 31,     1997, and the
related statements of operations, partners' capital, and cash flows for the year
then ended.    These financial statements are the responsibility
       of the
partnership's management. Our responsibility is to express an opinion on these
financial statements based on our audit.  The financial
       statements of
Community Dynamics - Fort Worth, Ltd., as of and for the year ended December
31, 1996, were audited by other auditors whose report dated
       February 11, 1997,
expressed an unqualified opinion on those statements.

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

In our opinion, the 1997 financial statements referred to above present fairly, in all material respects, the financial position of Community Dynamics - Fort Worth, Ltd. as of December 31, 1997, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.



Dallas, Texas
Februarv 20, 1998








Grant Thornton
Suite 3600,
1445 Ross Avenue,
Dallas, TX 75202-2774
214 855-7300
FAX 214 855-7370

Accountants and Management Consultants

The U.S. Member Firm of Grant Thornton International

Report of Independent Certified Public Accountants
To the Partners of
Community Dynamics - Plano, Ltd.

We have audited the balance sheet of Community Dynamics - Plano, Ltd. (a Texas limited partnership) as of December 31, 1997, and the related statements of operations, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Community Dynamics - Plano, Ltd., as of and for the year ended December 31, 1996, were audited by other auditors whose report dated February II, 1997, expressed an unqualified opinion on those statements.

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

In our opinion, the 1997 financial statements referred to above present fairly, in all material respects, the financial position of Community Dynamics - Plano, Ltd. as of December 31, 1997, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


Dallas, Texas
Februarv 20, 1998










ARTHUR ANDERSEN LLP
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
Jefferson Square, Ltd.:



We have audited the accompanying balance sheets of JEFFERSON SQUARE, LTD. (a Colorado limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' capital accounts, and cash flows for the years then ended. These financial statements are the responsible, of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jefferson Square, Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted I accounting principles.


Denver, Colorado,
February 13, 1998.

Henderson, Godbee & Nichols, P. C.
Certified Public Accountants

Members of American Institute of Certified Public Accountants
Georgia Society of Certified Public Accountants

Robert A. Goddard, Jr CPA (1943-1989) Maureen P. Collins, CPA
Gerald H. Henderson. CPAKrystal P. Hiers, CPA
J. Wendell Godbee CPAMarguerite J. Joyner CPA
M. Paul Nichols Jr CPA Shirley S. Miller CPA
Susan S. Swader CPA  James W. Godbee Jr, CPA
Mark S. Rogers, CPA     Kenny L. Carter, CPA

INDEPENDENT AUDITORS' REPORT

To the Partners
Summerset Housing Limited, L.P.
Valdosta, Georgia


We have audited the accompanying balance sheets of Summerset Housing, Limited, L.P. (a limited partnership), Federal ID No.:
58-1982979, as of December 31, 1997 and 1996, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Summerset Housing Limited, L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



3488 North Valdosta Road / P. 0. B.@ 2241 / Valdosta., Georgia
31604-2241 / Phone: (912) 245-6040 / FAX: (912) 245-1669





In accordance with Government Auditing Standards, we have also issued a report dated January 21, 1998 on our consideration of Summerset Housing Limited, L.P.Is internal control structure and a report dated January 21, 1998 on its compliance with laws and regulations.



Henderson, Godbee & Nichols, P.C
Certified Public Accountants

January 21, 1998
Blume Loveridge & CO., PLLC
Certified Public Accountants


INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENTS

Partners
Wedgewood Lane Associates,

A Washington Limited Partnership
Bellevue, Washington



We have audited the accompanying balance sheets of Wedgewood Lane Associates, A Washington Limited Partnership, as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.


We conducted our audits in accordance with general I y accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wedgewood Lane Associates, A Washington Limited Partnership, as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report, dated January 30, 1998, on our consideration of the Partnership's internal control structure and a report, dated January 30, 1998, on its compliance with laws and regulations.



Page I







INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENTS -
(CONTINUED)



Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The additional information shown on pages 14 to 17 is presented for the purpose of complying with the requirements of the U.S. Department of Agriculture, Rural Housing Service, for the year ended December 31, 1997, and is not a required part of the financial statements. Such additional information, presented in Column 2 of Parts I, II and III of the Multiple Family Housing Project Budget (Form RD 1930-7) and on page 17, has been subjected to the auditing procedures applied in the audit of the financial statements for that year, and in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole. Columns 1, 3 and 4 of Parts I, II and III and Parts IV, V and VI of the Multiple Family Housing Project Budget have not been subjected to the auditing procedures applied in the audits of the financial statements, and accordingly, we express no opinion on Columns 1, 3 and 4 of Parts I, II and III and Parts IV, V and VI of the Multiple Family Housing Project Budget.




January 30, 1998



Page 1A

        Boston Capital Tax Credit Fund Limited Partnership
                    Series 1 through Series 6

                          BALANCE SHEETS

                     March 31, 1998 and 1997


                                                            Total
                                              ----------------------------------
                                                    1998               1997
                                              ---------------    ---------------
                                      ASSETS

  INVESTMENTS IN OPERATING LIMITED
    PARTNERSHIPS (note C)                    $     21,247,830   $    25,927,506


  OTHER ASSETS

    Cash and cash equivalents (notes A
       and E)                                         176,885           224,629
                                                      672,439           558,728

    Other                                     ---------------    --------------

                                             $     22,097,154   $    26,710,863
                                              ===============    ==============

                         LIABILITIES AND PARTNERS  CAPITAL

  LIABILITIES

    Accounts payable - affiliates (note
       B)                                    $      5,879,773   $     4,737,505
                                              ---------------    --------------
  PARTNERS  CAPITAL (note A)

    Assignor Limited Partner

       Units    of   limited   partnership
         i n terest     consisting     of
         10,000,000 authorized beneficial
         assignee certificates (BAC), $10
         stated  value,  9,800,600 issued
         to  the  assignees  at March 31,
         1998 and 1997                                      -                 -
    Assignees

       Units of beneficial interest of the
         limited  partnership interest of
         the  assignor  limited  partner,
         9,800,600 issued and outstanding
         at March 31, 1998 and 1997                16,905,120        22,603,537
    General Partners                                 (687,739)         (630,179)
                                              ---------------    --------------
                                                   16,217,381        21,973,358
                                              ---------------    --------------
                                             $     22,097,154   $    26,710,863
                                              ===============    ==============

                             (continued)

        Boston Capital Tax Credit Fund Limited Partnership
                    Series 1 through Series 6

                    BALANCE SHEETS - CONTINUED

                     March 31, 1998 and 1997


                                                               Series 1
                                                       ------------------------
                                                           1998          1997
                                                       -----------   -----------
                                ASSETS

  INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
    (note C)                                          $    39,010   $   117,749

  OTHER ASSETS

    Cash and cash equivalents (notes A and E)              15,351        33,374
    Other                                                  68,113        54,303
                                                       -----------   -----------
                                                      $   122,474   $   205,426

                   LIABILITIES AND PARTNERS  DEFICIT

  LIABILITIES

    Accounts payable - affiliates (note B)            $ 1,306,517   $ 1,110,078
                                                       -----------   -----------
  PARTNERS  DEFICIT (note A)
    Assignor Limited Partner

       Units  of  limited  partnership interest
         consisting  of  10,000,000  authorized
         beneficial    assignee    certificates
         (BAC),  $10  stated  value,  1,299,900
         issued  to  the assignees at March 31,
         1998 and 1997                                          -             -
    Assignees

       Units  of  beneficial  interest  of  the
         limited  partnership  interest  of the
         assignor  limited  partner,  1,299,900
         issued  and  outstanding  at March 31,
         1998 and 1997                                 (1,058,979)     (782,382)
    General Partners                                     (125,064)     (122,270)
                                                       -----------   -----------
                                                       (1,184,043)     (904,652)
                                                       -----------   -----------
                                                      $   122,474   $   205,426
                                                       ===========   ===========

                             (continued)

        Boston Capital Tax Credit Fund Limited Partnership
                    Series 1 through Series 6

                    BALANCE SHEETS - CONTINUED

                     March 31, 1998 and 1997


                                                               Series 2
                                                       ------------------------
                                                           1998          1997
                                                       -----------   -----------
                                ASSETS

  INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
    (note C)                                          $ 1,889,149   $ 2,152,434

  OTHER ASSETS

    Cash and cash equivalents (notes A and E)               3,977         3,205
    Other                                                 360,285       360,285
                                                       -----------   -----------
                                                      $ 2,253,411   $ 2,515,924
                                                       ===========   ===========
                  LIABILITIES AND PARTNERS  CAPITAL

  LIABILITIES

    Accounts payable - affiliates (note B)            $   390,924   $   301,690
                                                       -----------   -----------
  PARTNERS  CAPITAL (note A)
    Assignor Limited Partner

       Units  of  limited  partnership  interest
         consisting  of  10,000,000  authorized
         beneficial    assignee    certificates
         ( B AC),  $10  stated  value,  830,300
         issued  to  the assignees at March 31,
         1998 and 1997                                          -             -
    Assignees

       Units   of  beneficial  interest  of  the
         limited  partnership  interest  of the
         assignor    limited  partner,  830,300
         issued  and  outstanding  at March 31,
         1998 and 1997                                  1,913,205     2,261,435
    General Partners                                      (50,718)      (47,201)
                                                       -----------   -----------
                                                        1,862,487     2,214,234
                                                       -----------   -----------
                                                      $ 2,253,411   $ 2,515,924
                                                       ===========   ===========

                             (continued)

        Boston Capital Tax Credit Fund Limited Partnership
                    Series 1 through Series 6

                    BALANCE SHEETS - CONTINUED

                     March 31, 1998 and 1997


                                                               Series 3
                                                       ------------------------
                                                           1998          1997
                                                       -----------   -----------
                                ASSETS

  INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
    (note C)                                          $ 4,858,313   $ 7,481,197

  OTHER ASSETS

    Cash and cash equivalents (notes A and E)              14,333         1,832
    Other                                                  41,861        41,861
                                                       -----------   -----------
                                                      $ 4,914,507   $ 7,524,890
                                                       ===========   ===========
                  LIABILITIES AND PARTNERS  CAPITAL

  LIABILITIES

    Accounts payable - affiliates (note B)            $ 1,615,058   $ 1,319,724
                                                       -----------   -----------
  PARTNERS  CAPITAL (note A)
    Assignor Limited Partner

       Units  of  limited  partnership  interest
         consisting  of  10,000,000  authorized
         beneficial    assignee    certificates
         (BAC),  $10  stated  value,  2,882,200
         issued  to  the assignees at March 31,
         1998 and 1997                                          -             -
    Assignees

       Units   of  beneficial  interest  of  the
         limited  partnership  interest  of the
         assignor  limited  partner,  2,882,200
         issued  and  outstanding  at March 31,
         1998 and 1997                                  3,518,368     6,395,028
    General Partners                                     (218,919)     (189,862)
                                                       -----------   -----------
                                                        3,299,449     6,205,166
                                                       -----------   -----------
                                                      $ 4,914,507   $ 7,524,890
                                                       ===========   ===========

                             (continued)

        Boston Capital Tax Credit Fund Limited Partnership
                    Series 1 through Series 6

                    BALANCE SHEETS - CONTINUED

                     March 31, 1998 and 1997


                                                               Series 4
                                                       ------------------------
                                                           1998          1997
                                                       -----------   -----------
                                ASSETS

  INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
    (note C)                                          $ 8,752,503   $ 9,801,415

  OTHER ASSETS

    Cash and cash equivalents (notes A and E)               1,955        12,708
    Other                                                 169,067        69,166
                                                       -----------   -----------
                                                      $ 8,923,525   $ 9,883,289
                                                       ===========   ===========
                  LIABILITIES AND PARTNERS  CAPITAL

  LIABILITIES

    Accounts payable - affiliates (note B)            $ 1,461,678   $ 1,084,556
                                                       -----------   -----------
  PARTNERS  CAPITAL (note A)
    Assignor Limited Partner

       Units  of  limited  partnership  interest
         consisting  of  10,000,000  authorized
         beneficial    assignee    certificates
         (BAC),  $10  stated  value,  2,995,300
         issued  to  the assignees at March 31,
         1998 and 1997                                          -             -
    Assignees

       Units   of  beneficial  interest  of  the
         limited  partnership  interest  of the
         assignor  limited  partner,  2,995,300
         issued  and  outstanding  at March 31,
         1998 and 1997                                  7,647,333     8,970,850
    General Partners                                     (185,486)     (172,117)
                                                       -----------   -----------
                                                        7,461,847     8,798,733
                                                       -----------   -----------
                                                      $ 8,923,525   $ 9,883,289
                                                       ===========   ===========

                             (continued)

        Boston Capital Tax Credit Fund Limited Partnership
                    Series 1 through Series 6

                    BALANCE SHEETS - CONTINUED

                     March 31, 1998 and 1997


                                                               Series 5
                                                       ------------------------
                                                           1998          1997
                                                       -----------   -----------
                                ASSETS

  INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
    (note C)                                          $ 1,173,153   $ 1,308,171

  OTHER ASSETS
    Cash and cash equivalents (notes A and E)             130,957       146,095
                                                           33,113        33,113
    Other                                              -----------   -----------

                                                      $ 1,337,223   $ 1,487,379
                                                       ===========   ===========
                  LIABILITIES AND PARTNERS  CAPITAL

  LIABILITIES

    Accounts payable - affiliates (note B)            $   107,280   $    67,824
                                                       -----------   -----------
  PARTNERS  CAPITAL (note A)
    Assignor Limited Partner

       Units  of  limited  partnership  interest
         consisting  of  10,000,000  authorized
         beneficial    assignee    certificates
         ( B AC),  $10  stated  value,  489,900
         issued  to  the assignees at March 31,
         1998 and 1997                                          -             -
    Assignees

       Units   of  beneficial  interest  of  the
         limited  partnership  interest  of the
         assignor    limited  partner,  489,900
         issued  and  outstanding  at March 31,
         1998 and 1997                                  1,259,394     1,447,110
    General Partners                                      (29,451)      (27,555)
                                                       -----------   -----------
                                                        1,229,943     1,419,555
                                                       -----------   -----------
                                                      $ 1,337,223   $ 1,487,379
                                                       ===========   ===========

                             (continued)

        Boston Capital Tax Credit Fund Limited Partnership
                    Series 1 through Series 6

                    BALANCE SHEETS - CONTINUED

                     March 31, 1998 and 1997


                                                               Series 6
                                                       ------------------------
                                                           1998          1997
                                                       -----------   -----------
                                ASSETS

  INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
    (note C)                                          $ 4,535,702   $ 5,066,540

  OTHER ASSET

    Cash and cash equivalents (notes A and E)              10,312        27,415
                                                       -----------   -----------
                                                      $ 4,546,014   $ 5,093,955
                                                       ===========   ===========
                  LIABILITIES AND PARTNERS  CAPITAL

  LIABILITIES

    Accounts payable - affiliates (note B)            $   998,316   $   853,633
                                                       -----------   -----------
  PARTNERS  CAPITAL (note A)
    Assignor Limited Partner

       Units  of  limited  partnership  interest
         consisting  of  10,000,000  authorized
         beneficial    assignee    certificates
         (BAC),  $10  stated  value,  1,303,000
         issued  to  the assignees at March 31,
         1998 and 1997                                          -             -
    Assignees

       Units   of  beneficial  interest  of  the
         limited  partnership  interest  of the
         assignor  limited  partner,  1,303,000
         issued  and  outstanding  at March 31,
         1998 and 1997                                  3,625,798     4,311,496
    General Partners                                      (78,100)      (71,174)
                                                       -----------   -----------
                                                        3,547,698     4,240,322
                                                       -----------   -----------
                                                      $ 4,546,014   $ 5,093,955
                                                       ===========   ===========

                  See notes to financial statements

        Boston Capital Tax Credit Fund Limited Partnership
                    Series 1 through Series 6

                     STATEMENTS OF OPERATIONS

            Years ended March 31, 1998, 1997 and 1996


                                                           Total
                                          --------------------------------------
                                              1998         1997          1996
                                          -----------  -----------   -----------
  Income
    Interest income                      $    16,039  $     7,074   $     8,821
    Miscellaneous income                         813        2,910         1,557
                                          -----------  -----------   -----------
         Total income                         16,852        9,984        10,378
                                          -----------  -----------   -----------

  Share of losses from operating
    limited partnerships (note A)         (4,676,547)  (1,453,320)   (5,141,108)
                                          -----------  -----------   -----------
  Expenses

    Professional fees                         90,270       97,901       103,385

    Partnership management fee (note B)      922,872      919,609       888,714

    General and administrative expenses
       (note B)                               83,140       64,325        74,080
                                          -----------  -----------   -----------
                                           1,096,282    1,081,835     1,066,179
                                          -----------  -----------   -----------
         NET LOSS (note A)               $(5,755,977) $(2,525,171)  $(6,196,909)
                                          ===========  ===========   ===========

  Net loss allocated to general partner  $   (57,560) $   (25,251)  $   (61,969)
                                          ===========  ===========   ===========

  Net loss allocated to assignees        $(5,698,417) $(2,499,920)  $(6,134,940)
                                          ===========  ===========   ===========

  Net loss per BAC                       $     (0.58) $     (0.26)  $     (0.63)
                                          ===========  ===========   ===========

                             (continued)

        Boston Capital Tax Credit Fund Limited Partnership
                    Series 1 through Series 6

               STATEMENTS OF OPERATIONS - CONTINUED

            Years ended March 31, 1998, 1997 and 1996


                                                         Series 1
                                          --------------------------------------
                                              1998         1997          1996
                                          -----------  -----------   -----------
  Income

    Interest income                      $       629  $     1,190   $     1,481

    Miscellaneous income                           -        1,353             -
                                          -----------  -----------   -----------
         Total income                            629        2,543         1,481


  Share of losses from operating
    limited partnerships (note A)            (78,739)    (260,308)     (382,696)
                                          -----------  -----------   -----------
  Expenses

    Professional fees                         16,896       20,810        20,906

    Partnership management fee (note B)      173,604      172,864       168,613

    General and administrative expenses
       (note B)                               10,781        8,693         9,249
                                          -----------  -----------   -----------
                                             201,281      202,367       198,768
                                          -----------  -----------   -----------
         NET LOSS (note A)               $  (279,391) $  (460,132)  $  (579,983)
                                          ===========  ===========   ===========

  Net loss allocated to general partner  $    (2,794) $    (4,601)  $    (5,800)
                                          ===========  ===========   ===========

  Net loss allocated to assignees        $  (276,597) $  (455,531)  $  (574,183)
                                          ===========  ===========   ===========

  Net loss per BAC                       $     (0.21) $     (0.35)  $     (0.44)
                                          ===========  ===========   ===========

                             (continued)

        Boston Capital Tax Credit Fund Limited Partnership
                    Series 1 through Series 6

               STATEMENTS OF OPERATIONS - CONTINUED

            Years ended March 31, 1998, 1997 and 1996


                                                         Series 2
                                          --------------------------------------
                                              1998         1997          1996
                                          -----------  -----------   -----------
  Income

    Interest income                      $        37  $        78   $       295

    Miscellaneous income                           -            -             -
                                          -----------  -----------   -----------
         Total income                             37           78           295
                                          -----------  -----------   -----------

  Share of losses from operating
    limited partnerships (note A)           (263,285)    (292,730)     (247,263)
                                          -----------  -----------   -----------
  Expenses

    Professional fees                         11,579       11,325        13,857

    Partnership management fee (note B)       66,362       65,876        67,136

    General and administrative expenses
       (note B)                               10,558        9,135        10,810
                                          -----------  -----------   -----------
                                              88,499       86,336        91,803
                                          -----------  -----------   -----------
         NET LOSS (note A)               $  (351,747) $  (378,988)  $  (338,771)
                                          ===========  ===========   ===========

  Net loss allocated to general partner  $    (3,517) $    (3,790)  $    (3,388)
                                          ===========  ===========   ===========

  Net loss allocated to assignees        $  (348,230) $  (375,198)  $  (335,383)
                                          ===========  ===========   ===========

  Net loss per BAC                       $     (0.42) $     (0.45)  $     (0.40)
                                          ===========  ===========   ===========

                             (continued)

        Boston Capital Tax Credit Fund Limited Partnership
                    Series 1 through Series 6

               STATEMENTS OF OPERATIONS - CONTINUED

            Years ended March 31, 1998, 1997 and 1996


                                                         Series 3
                                          --------------------------------------
                                              1998         1997          1996
                                          -----------  -----------   -----------
  Income

    Interest income                      $    11,056  $       114   $       250

    Miscellaneous income                         560        1,304         1,304
                                          -----------  -----------   -----------
         Total income                         11,616        1,418         1,554
                                          -----------  -----------   -----------

  Share of losses from operating
    limited partnerships (note A)         (2,619,755)     (17,034)   (1,908,512)
                                          -----------  -----------   -----------
  Expenses

    Professional fees                         17,746       22,250        23,827

    Partnership management fee (note B)      257,189      260,067       260,282

    General and administrative expenses
       (note B)                               22,643       17,609        18,639
                                          -----------  -----------   -----------
                                             297,578      299,926       302,748
                                          -----------  -----------   -----------
         NET LOSS (note A)               $(2,905,717) $  (315,542)  $(2,209,706)
                                          ===========  ===========   ===========

  Net loss allocated to general partner  $   (29,057) $    (3,155)  $   (22,097)
                                          ===========  ===========   ===========

  Net loss allocated to assignees        $(2,876,660) $  (312,387)  $(2,187,609)
                                          ===========  ===========   ===========

  Net loss per BAC                       $     (1.00) $     (0.11)  $     (0.76)
                                          ===========  ===========   ===========


                             (continued)

        Boston Capital Tax Credit Fund Limited Partnership
                    Series 1 through Series 6

               STATEMENTS OF OPERATIONS - CONTINUED

            Years ended March 31, 1998, 1997 and 1996


                                                         Series 4
                                          --------------------------------------
                                              1998         1997          1996
                                          -----------  -----------   -----------
  Income

    Interest income                      $        82  $       556   $     1,029

    Miscellaneous income                         253          253           253
                                          -----------  -----------   -----------
         Total income                            335          809         1,282
                                          -----------  -----------   -----------

  Share of losses from operating
    limited partnerships (note A)         (1,048,912)    (120,255)   (1,721,644)
                                          -----------  -----------   -----------
  Expenses

    Professional fees                         19,554       18,930        20,363

    Partnership management fee (note B)      247,257      245,494       245,494

    General and administrative expenses
       (note B)                               21,498       17,474        19,497
                                          -----------  -----------   -----------
                                             288,309      281,898       285,354
                                          -----------  -----------   -----------
         NET LOSS (note A)               $(1,336,886) $  (401,344)  $(2,005,716)
                                          ===========  ===========   ===========

  Net loss allocated to general partner  $   (13,369) $    (4,013)  $   (20,057)
                                          ===========  ===========   ===========

  Net loss allocated to assignees        $(1,323,517) $  (397,331)  $(1,985,659)
                                          ===========  ===========   ===========

  Net loss per BAC                       $     (0.44) $     (0.13)  $     (0.66)
                                          ===========  ===========   ===========

                             (continued)

        Boston Capital Tax Credit Fund Limited Partnership
                    Series 1 through Series 6

               STATEMENTS OF OPERATIONS - CONTINUED

            Years ended March 31, 1998, 1997 and 1996


                                                         Series 5
                                          --------------------------------------
                                              1998         1997          1996
                                          -----------  -----------   -----------
  Income

    Interest income                      $     3,696  $     4,178   $     4,765

    Miscellaneous income                           -            -             -
                                          -----------  -----------   -----------
         Total income                          3,696        4,178         4,765
                                          -----------  -----------   -----------

  Share of losses from operating
    limited partnerships (note A)           (135,018)    (114,100)     (243,674)
                                          -----------  -----------   -----------
  Expenses

    Professional fees                         10,002       10,498         9,829

    Partnership management fee (note B)       39,184       39,456        38,456

    General and administrative expenses
       (note B)                                9,104        4,400         7,806
                                          -----------  -----------   -----------
                                              58,290       54,354        56,091
                                          -----------  -----------   -----------
         NET LOSS (note A)               $  (189,612) $  (164,276)  $  (295,000)
                                          ===========  ===========   ===========

  Net loss allocated to general partner  $    (1,896) $    (1,643)  $    (2,950)
                                          ===========  ===========   ===========

  Net loss allocated to assignees        $  (187,716) $  (162,633)  $  (292,050)
                                          ===========  ===========   ===========

  Net loss per BAC                       $     (0.38) $     (0.33)  $     (0.60)
                                          ===========  ===========   ===========

                             (continued)

        Boston Capital Tax Credit Fund Limited Partnership
                    Series 1 through Series 6

               STATEMENTS OF OPERATIONS - CONTINUED

            Years ended March 31, 1998, 1997 and 1996


                                                         Series 6
                                          --------------------------------------
                                              1998         1997          1996
                                          -----------  -----------   -----------
  Income

    Interest income                      $       539  $       958   $     1,001

    Miscellaneous income                           -            -             -
                                          -----------  -----------   -----------
         Total income                            539          958         1,001
                                          -----------  -----------   -----------

  Share of losses from operating
    limited partnerships (note A)           (530,838)    (648,893)     (637,319)
                                          -----------  -----------   -----------
  Expenses

    Professional fees                         14,493       14,088        14,603

    Partnership management fee (note B)      139,276      135,852       108,733

    General and administrative expenses
       (note B)                                8,556        7,014         8,079
                                          -----------  -----------   -----------
                                             162,325      156,954       131,415
                                          -----------  -----------   -----------
         NET LOSS (note A)               $  (692,624) $  (804,889)  $  (767,733)
                                          ===========  ===========   ===========

  Net loss allocated to general partner  $    (6,926) $    (8,049)  $    (7,677)
                                          ===========  ===========   ===========

  Net loss allocated to assignees        $  (685,698) $  (796,840)  $  (760,056)
                                          ===========  ===========   ===========

  Net loss per BAC                       $     (0.53) $     (0.62)  $     (0.58)
                                          ===========  ===========   ===========


                  See notes to financial statements

        Boston Capital Tax Credit Fund Limited Partnership
                    Series 1 through Series 6

            STATEMENTS OF CHANGES IN PARTNERS  CAPITAL

            Years ended March 31, 1998, 1997 and 1996


                                                         General
                  Total                    Assignees     partner        Total
                ----------                -----------  -----------   -----------
  Partners  capital (deficit), March
    31, 1995                             $31,238,397  $  (542,959)  $30,695,438

  Net loss                                (6,134,940)     (61,969)   (6,196,909)
                                          -----------  -----------   -----------
  Partners  capital (deficit), March
    31, 1996                              25,103,457     (604,928)   24,498,529

  Net loss                                (2,499,920)     (25,251)   (2,525,171)
                                          -----------  -----------   -----------

  Partners  capital (deficit), March
    31, 1997                              22,603,537     (630,179)   21,973,358

  Net loss                                (5,698,417)     (57,560)   (5,755,977)
                                          -----------  -----------   -----------
  Partners  capital (deficit), March
    31, 1998                             $16,905,120  $  (687,739)  $16,217,381
                                          ===========  ===========   ===========

                             (continued)

        Boston Capital Tax Credit Fund Limited Partnership
                    Series 1 through Series 6

           STATEMENTS OF PARTNERS  CAPITAL - CONTINUED

            Years ended March 31, 1998, 1997 and 1996


                                                         General
                 Series 1                  Assignees     partner        Total
               -----------                -----------  -----------   -----------
  Partners  capital (deficit), March
    31, 1995                             $   247,332  $  (111,869)  $   135,463

  Net loss                                  (574,183)      (5,800)     (579,983)
                                          -----------  -----------   -----------

  Partners  capital (deficit), March
    31, 1996                                (326,851)    (117,669)     (444,520)

  Net loss                                  (455,531)      (4,601)     (460,132)
                                          -----------  -----------   -----------

  Partners  capital (deficit), March
    31, 1997                                (782,382)    (122,270)     (904,652)

  Net loss                                  (276,597)      (2,794)     (279,391)
                                          -----------  -----------   -----------

  Partners  capital (deficit), March
    31, 1998                             $(1,058,979) $  (125,064)  $(1,184,043)
                                          ===========  ===========   ===========

                                                         General
                 Series 2                  Assignees     partner        Total
               -----------                -----------  -----------   -----------

  Partners  capital (deficit), March     $ 2,972,016  $   (40,023)  $ 2,931,993

  Net loss                                  (335,383)      (3,388)     (338,771)
                                          -----------  -----------   -----------

  Partners  capital (deficit), March
    31, 1996                               2,636,633      (43,411)    2,593,222

  Net loss                                  (375,198)      (3,790)     (378,988)
                                          -----------  -----------   -----------

  Partners  capital (deficit), March
    31, 1997                               2,261,435      (47,201)    2,214,234

  Net loss                                  (348,230)      (3,517)     (351,747)
                                          -----------  -----------   -----------

  Partners  capital (deficit), March
    31, 1998                             $ 1,913,205  $   (50,718)  $ 1,862,487
                                          ===========  ===========   ===========

                             (continued)

        Boston Capital Tax Credit Fund Limited Partnership
                    Series 1 through Series 6

           STATEMENTS OF PARTNERS  CAPITAL - CONTINUED

            Years ended March 31, 1998, 1997 and 1996


                                                       General
                 Series 3                  Assignees     partner        Total
               -----------                -----------  -----------   -----------
  Partners  capital (deficit), March
    31, 1995                             $ 8,895,024  $  (164,610)  $ 8,730,414

  Net loss                                (2,187,609)     (22,097)   (2,209,706)
                                          -----------  -----------   -----------

  Partners  capital (deficit), March
    31, 1996                               6,707,415     (186,707)    6,520,708

  Net loss                                  (312,387)      (3,155)     (315,542)
                                          -----------  -----------   -----------

  Partners  capital (deficit), March
    31, 1997                               6,395,028     (189,862)    6,205,166

  Net loss                                (2,876,660)     (29,057)   (2,905,717)
                                          -----------  -----------   -----------

  Partners  capital (deficit), March
    31, 1998                             $ 3,518,368  $  (218,919)  $ 3,299,449
                                          ===========  ===========   ===========

                                                         General
                 Series 4                  Assignees     partner        Total
               -----------                -----------  -----------   -----------
  Partners  capital (deficit), March
    31, 1995                             $11,353,840  $  (148,047)  $11,205,793

  Net loss                                (1,985,659)     (20,057)   (2,005,716)
                                          -----------  -----------   -----------

  Partners  capital (deficit), March
    31, 1996                               9,368,181     (168,104)    9,200,077

  Net loss                                  (397,331)      (4,013)     (401,344)
                                          -----------  -----------   -----------

  Partners  capital (deficit), March
    31, 1997                               8,970,850     (172,117)    8,798,733

  Net loss                                (1,323,517)     (13,369)   (1,336,886)
                                          -----------  -----------   -----------

  Partners  capital (deficit), March
    31, 1998                             $ 7,647,333  $  (185,486)  $ 7,461,847
                                          ===========  ===========   ===========

                             (continued)

        Boston Capital Tax Credit Fund Limited Partnership
                    Series 1 through Series 6

           STATEMENTS OF PARTNERS  CAPITAL - CONTINUED

            Years ended March 31, 1998, 1997 and 1996


                                                       General
                 Series 5                  Assignees     partner        Total
              -------------               -----------  -----------   -----------
  Partners  capital (deficit), March
    31, 1995                             $ 7,492,703  $   (22,962)  $ 1,878,831

  Net loss                                  (292,050)      (2,950)     (295,000)
                                          -----------  -----------   -----------

  Partners  capital (deficit), March
    31, 1996                               1,609,743      (25,912)    1,583,831

  Net loss                                  (162,633)      (1,643)     (164,276)
                                          -----------  -----------   -----------

  Partners  capital (deficit), March
    31, 1997                               1,447,110      (27,555)    1,419,555

  Net loss                                  (187,716)      (1,896)     (189,612)
                                          -----------  -----------   -----------

  Partners  capital (deficit), March
    31, 1998                             $ 1,259,394  $   (29,451)  $ 1,229,943
                                          ===========  ===========   ===========

                                                         General
                 Series 6                  Assignees     partner        Total
               ------------               -----------  -----------   -----------


  Partners  capital (deficit), March
    31, 1995                             $ 5,868,392  $   (55,448)  $ 5,812,944

  Net loss                                  (760,056)      (7,677)     (767,733)
                                          -----------  -----------   -----------

  Partners  capital (deficit), March
    31, 1996                               5,108,336      (63,125)    5,045,211

  Net loss                                  (796,840)      (8,049)     (804,889)
                                          -----------  -----------   -----------

  Partners  capital (deficit), March
    31, 1997                               4,311,496      (71,174)    4,240,322

  Net loss                                  (685,698)      (6,926)     (692,624)
                                          -----------  -----------   -----------

  Partners  capital (deficit), March
    31, 1998                             $ 3,625,798  $   (78,100)  $ 3,547,698
                                          ===========  ===========   ===========

                  See notes to financial statements

        Boston Capital Tax Credit Fund Limited Partnership
                    Series 1 through Series 6

                     STATEMENTS OF CASH FLOWS

            Years ended March 31, 1998, 1997 and 1996


                                                         Total
                                          --------------------------------------
                                              1998         1997          1996
                                          -----------  -----------   -----------
  Cash flows from operating activities
    Net loss                             $(5,755,977) $(2,525,171)  $(6,196,909)
    Adjustments to reconcile net loss
    to net cash provided by (used in)
    operating activities

       Distribution from operating
         limited partnership                   3,129       14,774         1,615

       Share of losses from operating
         limited partnerships              4,676,547    1,453,320     5,141,108

       Other assets                         (113,711)     (40,663)      (53,362)

       Accounts payable and accrued
         expenses                          1,142,268    1,041,438       979,194
                                          -----------  -----------   -----------

         Net cash used in operating
           activities                        (47,744)     (56,302)     (128,354)
                                          -----------  -----------   -----------

         NET DECREASE IN CASH AND CASH
           EQUIVALENTS                       (47,744)     (56,302)     (128,354)


  Cash and cash equivalents, beginning       224,629      280,931       409,285
                                          -----------  -----------   -----------

  Cash and cash equivalents, end         $   176,885  $   224,629   $   280,931
                                          ===========  ===========   ===========

                             (continued)

        Boston Capital Tax Credit Fund Limited Partnership
                    Series 1 through Series 6

               STATEMENTS OF CASH FLOWS - CONTINUED

            Years ended March 31, 1998, 1997 and 1996


                                                       Series 1
                                          --------------------------------------
                                              1998         1997          1996
                                          -----------  -----------   -----------
  Cash flows from operating activities
    Net loss                             $  (279,391) $  (460,132)  $  (579,983)
    Adjustments to reconcile net loss
    to net cash provided by (used in)
    operating activities

       Distribution from operating
         limited partnership                       -            -             -

       Share of losses from operating
         limited partnerships                 78,739      260,308       382,696

       Other assets                          (13,810)           -       (38,853)

       Accounts payable and accrued
         expenses                            196,439      180,864       220,864
                                          -----------  -----------   -----------

         Net cash used in operating
           activities                        (18,023)     (18,960)      (15,276)
                                          -----------  -----------   -----------

         NET DECREASE IN CASH AND CASH
           EQUIVALENTS                       (18,023)     (18,960)      (15,276)


  Cash and cash equivalents, beginning        33,374       52,334        67,610
                                          -----------  -----------   -----------

  Cash and cash equivalents, end         $    15,351  $    33,374   $    52,334
                                          ===========  ===========   ===========

                             (continued)

        Boston Capital Tax Credit Fund Limited Partnership
                    Series 1 through Series 6

               STATEMENTS OF CASH FLOWS - CONTINUED

            Years ended March 31, 1998, 1997 and 1996


                                                       Series 2
                                          --------------------------------------
                                              1998         1997          1996
                                          -----------  -----------   -----------
  Cash flows from operating activities
    Net loss                            $   (351,747) $  (378,988)  $  (338,771)
    Adjustments to reconcile net loss
    to net cash provided by (used in)
    operating activities

       Distribution from operating
         limited partnership                       -            -             -

       Share of losses from operating
         limited partnerships                263,285      292,730       247,263

       Other assets                                -            -             -

       Accounts payable and accrued
         expenses                             89,234       88,201        69,239
                                          -----------  -----------   -----------

         Net cash provided by (used in)
           operating activities                  772        1,943       (22,269)
                                          -----------  -----------   -----------

         NET INCREASE (DECREASE) IN
           CASH AND CASH EQUIVALENTS             772        1,943       (22,269)


  Cash and cash equivalents, beginning         3,205        1,262        23,531
                                          -----------  -----------   -----------

  Cash and cash equivalents, end        $      3,977  $     3,205   $     1,262
                                          ===========  ===========   ===========

                             (continued)

        Boston Capital Tax Credit Fund Limited Partnership
                    Series 1 through Series 6

               STATEMENTS OF CASH FLOWS - CONTINUED

            Years ended March 31, 1998, 1997 and 1996


                                                       Series 3
                                          --------------------------------------
                                              1998         1997          1996
                                          -----------  -----------   -----------
  Cash flows from operating activities
    Net loss                             $(2,905,717) $  (315,542)  $(2,209,706)
    Adjustments to reconcile net loss
    to net cash provided by (used in)
    operating activities

       Distribution from operating
         limited partnership                   3,129        2,729         1,615

       Share of losses from operating
         limited partnerships              2,619,755       17,034     1,908,512

       Other assets                                -            -             -

       Accounts payable and accrued
         expenses                            295,334      292,151       279,967
                                          -----------  -----------   -----------

         Net cash provided by (used in)
           operating activities               12,501       (3,628)      (19,612)
                                          -----------  -----------   -----------

         NET INCREASE (DECREASE) IN
           CASH AND CASH EQUIVALENTS          12,501       (3,628)      (19,612)


  Cash and cash equivalents, beginning         1,832        5,460        25,072
                                          -----------  -----------   -----------

  Cash and cash equivalents, end         $    14,333  $     1,832   $     5,460
                                          ===========  ===========   ===========

                             (continued)

        Boston Capital Tax Credit Fund Limited Partnership
                    Series 1 through Series 6

               STATEMENTS OF CASH FLOWS - CONTINUED

            Years ended March 31, 1998, 1997 and 1996


                                                       Series 4
                                          --------------------------------------
                                              1998         1997          1996
                                          -----------  -----------   -----------
  Cash flows from operating activities
    Net loss                             $(1,336,886) $  (401,344)  $(2,005,716)
    Adjustments to reconcile net loss
    to net cash provided by (used in)
    operating activities

       Distribution from operating
         limited partnership                       -       12,045             -

       Share of losses from operating
         limited partnerships              1,048,912      120,255     1,721,644

       Other assets                          (99,901)     (40,663)      (14,509)

       Accounts payable and accrued
         expenses                            377,122      296,487       265,394
                                          -----------  -----------   -----------

         Net cash used in operating
           activities                        (10,753)     (13,220)      (33,187)
                                          -----------  -----------   -----------

         NET DECREASE IN CASH AND CASH
           EQUIVALENTS                       (10,753)     (13,220)      (33,187)


  Cash and cash equivalents, beginning        12,708       25,928        59,115
                                          -----------  -----------   -----------

  Cash and cash equivalents, end         $     1,955  $    12,708   $    25,928
                                          ===========  ===========   ===========

                             (continued)

        Boston Capital Tax Credit Fund Limited Partnership
                    Series 1 through Series 6

               STATEMENTS OF CASH FLOWS - CONTINUED

            Years ended March 31, 1998, 1997 and 1996


                                                       Series 5
                                          --------------------------------------
                                              1996         1997          1996
                                          -----------  -----------   -----------
  Cash flows from operating activities
    Net loss                             $  (189,612) $  (164,276)  $  (295,000)
    Adjustments to reconcile net loss
    to net cash provided by (used in)
    operating activities

       Distribution from operating
         limited partnership                       -            -             -

       Share of losses from operating
         limited partnerships                135,018      114,100       243,674

       Accounts payable and accrued
         expenses                             39,456       39,455          (544)
                                          -----------  -----------   -----------

         Net cash used in operating
           activities                        (15,138)     (10,721)      (51,870)
                                          -----------  -----------   -----------

         NET DECREASE IN CASH AND CASH
           EQUIVALENTS                       (15,138)     (10,721)      (51,870)


  Cash and cash equivalents, beginning       146,095      156,816       208,686
                                          -----------  -----------   -----------

  Cash and cash equivalents, end         $   130,957  $   146,095   $   156,816
                                          ===========  ===========   ===========

                             (continued)

        Boston Capital Tax Credit Fund Limited Partnership
                    Series 1 through Series 6

               STATEMENTS OF CASH FLOWS - CONTINUED

            Years ended March 31, 1998, 1997 and 1996


                                                       Series 6
                                          --------------------------------------
                                              1998         1997          1996
                                          -----------  -----------   -----------
  Cash flows from operating activities
    Net loss                             $  (692,624) $  (804,889)  $  (767,733)
    Adjustments to reconcile net loss
    to net cash provided by (used in)
    operating activities

       Distribution from operating
         limited partnership                       -            -             -

       Share of losses from operating
         limited partnerships                530,838      648,893       637,319

       Accounts payable and accrued
         expenses                            144,683      144,280       144,274
                                          -----------  -----------   -----------

         Net cash provided by (used in)
           operating activities              (17,103)     (11,716)       13,860
                                          -----------  -----------   -----------

         NET INCREASE (DECREASE) IN
           CASH AND CASH EQUIVALENTS         (17,103)     (11,716)       13,860


  Cash and cash equivalents, beginning        27,415       39,131        25,271
                                          -----------  -----------   -----------

  Cash and cash equivalents, end         $    10,312  $    27,415   $    39,131
                                          ===========  ===========   ===========

                  See notes to financial statements

        Boston Capital Tax Credit Fund Limited Partnership
                    Series 1 through Series 6

                  NOTES TO FINANCIAL STATEMENTS

                  March 31, 1998, 1997 and 1996


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

  Investments in Operating Limited Partnerships
  ---------------------------------------------
  The partnership accounts for its investments in operating limited partnerships using the equity method of accounting. Under the equity method of accounting, the partnership adjusts its investment cost for its share of each operating limited partnership's results of operations and for any distributions received or accrued. However, the partnership recognizes individual operating limited partnership's losses only to the extent that the fund s share of losses of the operating partnerships does not exceed the carrying amount of its investment. Unrecognized losses will be suspended and offset against future individual operating partnership s income.

        Boston Capital Tax Credit Fund Limited Partnership
                    Series 1 through Series 6

            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 1998, 1997 and 1996



NOTE  A  -  ORGANIZATION  AND  SUMMARY  OF SIGNIFICANT ACCOUNTING
            POLICIES (Continued)

  Investments in Operating Limited Partnerships (Continued)
  ---------------------------------------------

  A loss in value of an investment in an operating partnership other than a temporary decline would be recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total amount of the remaining tax credits allocated to the partnership and the estimated residual value of the investment.

  Capital contributions to operating partnerships are adjusted by tax credit adjusters. Tax credit adjusters are defined as adjustments to operating partnership capital contributions due to reductions in actual tax credits from those originally projected. The partnership records tax credit adjusters as a reduction in investment in operating partnerships and capital contributions payable.

  The operating partnerships maintain their financial statements based on a calendar year and the partnership utilizes a March 31 year end. The partnership records losses and income from the operating partnerships on a calendar year basis which is not materially different from losses and income generated if the operating partnerships utilized a March 31 year end.

  The partnership records capital contributions payable to the operating partnerships once there is a binding obligation to partnership a specified amount. The operating partnerships record capital contributions from the partnership when received.

  The partnership records acquisition costs as an increase in its investment in operating partnerships. Certain operating partnerships have not recorded the acquisition costs as a capital contribution from the partnership. These differences are shown as reconciling items in note C.

  Cash Equivalents
  ----------------

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

        Boston Capital Tax Credit Fund Limited Partnership
                    Series 1 through Series 6

            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 1998, 1997 and 1996


NOTE  A  -  ORGANIZATION  AND  SUMMARY  OF SIGNIFICANT ACCOUNTING
            POLICIES (Continued)

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

  Net Loss per Beneficial Assignee Certificate
  --------------------------------------------

  Net loss per beneficial assignee certificate is calculated based upon the number of units outstanding. The number of units outstanding in each series for each of the three years in the period ended March 31, 1998 is as follows:

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

        Boston Capital Tax Credit Fund Limited Partnership
                    Series 1 through Series 6

            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 1998, 1997 and 1996



NOTE  A  -  ORGANIZATION  AND  SUMMARY  OF SIGNIFICANT ACCOUNTING
            POLICIES (Continued)

  Adoption of Accounting Standard
  -------------------------------

  On March 31, 1997, the partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" and SFAS No. 129, "Disclosure of Information about
  Capital Structure." SFAS No. 128 provides accounting and reporting standards for the amount of earnings per share. SFAS No. 129 requires the disclosure in summary form within the financial statements of pertinent rights and privileges of the various securities outstanding. The implementation of these standards has not materially affected the partnership s financial statements.

  In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employees Disclosures about Pensions and Other Post-retirement Benefits." SFAS No. 130 is effective for years beginning after December 15, 1997. SFAS No. 131 and No. 132 are effective for years beginning after December 31, 1997 and early adoption is encouraged.

  The partnership does not have any items of other comprehensive income, does not have other segments of its business, and does not have any pensions or other post-retirement benefits. Consequently, these pronouncements are expected to have no effect on the partnership s financial statements.

NOTE B - RELATED PARTY TRANSACTIONS

  During the years ended March 31, 1998, 1997 and 1996, the partnership entered into several transactions with various affiliates of the general partner, including Boston Capital Partners, Inc., Boston Capital Services, Inc., Boston Capital Holdings Limited Partnership, and Boston Capital Asset Management Limited Partnership (formerly Boston Capital Communications Limited Partnership) as follows:

        Boston Capital Tax Credit Fund Limited Partnership
                    Series 1 through Series 6

            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 1998, 1997 and 1996

NOTE B - RELATED PARTY TRANSACTIONS (Continued)

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

  The annual partnership management fee charged to operations net of reporting fees for the years ended March 31, 1998, 1997 and 1996 are as follows:

                                    1998       1997       1996
                                 ---------  ---------  ---------
    Series 1                    $  173,604  $ 172,864  $ 168,613
    Series 2                        66,362     65,876     67,136
    Series 3                       257,189    260,067    260,282
    Series 4                       247,257    245,494    245,494
    Series 5                        39,184     39,456     38,456
    Series 6                       139,276    135,852    108,733
                                 ---------  ---------  ---------
                                $  922,872  $ 919,609  $ 888,714
                                 =========  =========  =========

  General and administrative expenses incurred by Boston Capital Partners, Inc., Boston Capital Holdings Limited Partnership, and Boston Capital Asset Management Limited Partnership were charged to each series operations for the years ended March 31, 1998, 1997 and 1996 are as follows:

                                    1998       1997       1996
                                 ---------  ---------  ---------
    Series 1                    $    2,495  $   2,849  $   3,563
    Series 2                         5,108      5,336      5,824
    Series 3                         5,545      5,851      4,356
    Series 4                         6,129      6,943      7,995
    Series 5                         3,655      2,671      4,147
    Series 6                         2,329      2,765      3,387
                                 ---------  ---------  ---------
                                $   25,261  $  26,415  $  29,272
                                 =========  =========  =========

        Boston Capital Tax Credit Fund Limited Partnership
                    Series 1 through Series 6

            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 1998, 1997 and 1996


NOTE B - RELATED PARTY TRANSACTIONS (Continued)

  Accounts payable - affiliates at March 31, 1998 and 1997 represents general and administrative expenses, partnership management fees, and may include advances which are payable to Boston Capital Partners, Inc., Boston Capital Services, Inc., Boston Capital Holdings Limited Partnership and Boston Capital Asset Management Limited Partnership. The carrying value of the accounts payable - affiliates approximates fair value.

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS

  At March 31, 1998, 1997 and 1996, the partnership has limited partnership interests in 105 operating limited partnerships which own apartment complexes. The number of operating limited partnerships in which the partnership has limited partnership interests at March 31, 1998, 1997 and 1996 by series are as follows:

    Series 1                                                  19
    Series 2                                                   8
    Series 3                                                  33
    Series 4                                                  25
    Series 5                                                   5
    Series 6                                                  15
                                                       ---------
    Total                                                    105
                                                       =========

        Boston Capital Tax Credit Fund Limited Partnership
                    Series 1 through Series 6

            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 1998, 1997 and 1996

NOTE C  -  INVESTMENTS  IN  OPERATING  LIMITED  PARTNERSHIPS
           (Continued)

  The partnership s investments in operating limited partnerships at March 31, 1998 are summarized as follows:

                                                           Total
                                                        -----------
    Capital   contributions   paid   to
      operating  limited  partnerships,
      net of tax credit adjusters                      $ 69,626,749

    Acquisition  costs  of  operating
      limited partnerships                               11,976,945

    Syndication  costs  from  operating
      limited partnerships                                  (45,526)

    Cumulative    distributions    from
      operating limited partnerships                        (90,421)

    Cumulative  losses  from  operating
      limited partnerships                              (60,219,917)
                                                        -----------

    Investment per balance sheets                        21,247,830

    The   partnership   has  (has  not)
    recorded  capital  contributions to
    the  operating limited partnerships
    during  the  year  ended  March 31,
    1998,  which  have  not (have) been
    included   in   the   partnerships'
    capital  account  included  in  the
    operating   limited   partnerships'
    financial statements as of December
    31, 1997 (see note A).                                 (483,748)

    The    partnership   has   recorded
    acquisition  costs (reimbursements)
    at  March  31, 1998, which have not
    been   accounted  for  in  the  net
    assets  of  the  operating  limited
    partnerships (see note A).                             (829,599)

    The   partnership  has  recorded  a
    share   of  losses  from  operating
    limited  partnerships for the three
    months  ended March 31, 1990, which
    the  operating limited partnerships
    have  not included in their capital
    accounts  as  of  December 31, 1997
    due  to  different  year  ends (see
    note A).                                              1,466,033

    The  partnership  has  recorded low
    income housing tax credit adjusters
    not  recorded  by operating limited
    partnerships (see note A).                              178,052

    Equity  in  losses  from  operating
    limited      partnerships       not
    recognizable   under   the   equity
    method of accounting (see note A).                  (24,188,312)

    Other                                                   (19,256)
                                                        -----------
    Equity  per operating partnerships'
      combined financial statements                    $ (2,629,000)
                                                        ============

        Boston Capital Tax Credit Fund Limited Partnership
                    Series 1 through Series 6

            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 1998, 1997 and 1996

NOTE C  -  INVESTMENTS  IN  OPERATING  LIMITED  PARTNERSHIPS
           (Continued)

  The partnership s investments in operating limited partnerships at March 31, 1998 are summarized as follows:

                                          Series 1        Series 2        Series
3
                                       -------------    -----------
-------------
       Capital contributions paid
         to operating limited
         partnerships, net of tax
         credit adjusters             $    9,037,551   $ 5,565,026    $
20,710,406

        Acquisition costs of
         operating limited
         partnerships                      1,569,525     1,005,656
3,486,122

        Syndication costs from
         operating limited
         partnerships                              -             -
-

        Cumulative distributions
         from operating limited
         partnerships                         (5,538)       (5,446)
(46,899)

        Cumulative losses from
         operating limited
         partnerships                    (10,562,528)   (4,676,087)
(19,291,316)
                                       -------------    -----------
-------------
        Investment per balance
         sheets                               39,010     1,889,149
4,858,313

       The   partnership  has  (has
       not)     recorded    capital
       contributions to the operat-
       ing   limited   partnerships
       during  the year ended March
       31,  1998,  which  have  not
       (have)  been included in the
       partnerships         capital
       account   included   in  the
       operating  limited  partner-
       ships   financial statements
       as of December 31, 1997 (see
       note A).                                    -      (311,339)
(133,349)

       The partnership has recorded
       acquisition   costs   (reim-
       bursements)   at  March  31,
       1998,  which  have  not been
       accounted  for  in  the  net
       assets   of   the  operating
       limited   partnerships  (see
       note A).                             (578,746)      (46,332)
116,865

       The partnership has recorded
       a    share  of  losses  from
       operating  limited  partner-
       ships  for  the three months
       ended  March 31, 1990, which
       the  operating limited part-
       nerships  have  not included
       in their capital accounts as
       of  December 31, 1997 due to
       different   year  ends  (see
       note A).
                                             667,397             -
798,636
       The partnership has recorded
       low   income   housing   tax
       credit   adjusters  not  re-
       corded  by operating limited
       partnerships (see note A).             31,815        63,725
47,191

       Equity    in   losses   from
       operating  limited  partner-
       ships not recognizable under
       the     equity   method   of
       accounting (see note A).           (9,440,838)   (1,420,570)
(7,551,598)

       Other                                  (9,998)     (153,201)
(30,548)
                                       -------------    -----------
-------------
       Equity per operating
       partnerships  combined
       financial statements           $   (9,291,360)  $    21,432    $
(1,894,490)
                                       =============    ===========
=============

        Boston Capital Tax Credit Fund Limited Partnership
                    Series 1 through Series 6

            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 1998, 1997 and 1996

NOTE C  -  INVESTMENTS  IN  OPERATING  LIMITED  PARTNERSHIPS
           (Continued)

  The partnership s investments in operating limited partnerships at March 31, 1998 are summarized as follows:

                                        Series 4        Series 5       Series 6
                                      ------------    ------------
------------
    Capital contributions paid to
       operating limited
       partnerships, net of tax
       credit adjusters              $  21,719,700   $  3,273,323   $
9,320,743

     Acquisition costs of operating
       limited partnerships              3,661,756        599,776
1,654,110

    Syndication costs from
       operating limited
       partnerships                              -        (45,526)
-

     Cumulative distributions from
       operating limited
       partnerships                        (12,414)             -
(20,124)

     Cumulative losses from
       operating limited
       partnerships                    (16,616,539)    (2,654,420)
(6,419,027)
                                      ------------    ------------
------------
     Investment per balance sheets       8,752,503      1,173,153
4,535,702

    The  partnership has (has not)
    recorded capital contributions
    to the operating limited part-
    nerships during the year ended
    March 31, 1998, which have not
    (have)  been  included  in the
    partnerships   capital account
    included   in   the  operating
    limited  partnerships   finan-
    cial statements as of December
    31, 1997 (see note A).                  (4,475)       (34,585)
-

    The  partnership  has recorded
    acquisition    costs    (reim-
    bursements) at March 31, 1998,
    which  have not been accounted
    for  in  the net assets of the
    operating limited partnerships
    (see note A).                         (647,983)         8,269
318,328

    The partnership has recorded a
    share of losses from operating
    limited  partnerships  for the
    three  months  ended March 31,
    1990,   which   the  operating
    limited  partnerships have not
    included   in   their  capital
    accounts  as  of  December 31,
    1997  due  to  different  year
    ends (see note A).                           -              -
-

    The  partnership  has recorded
    low  income housing tax credit
    adjusters   not   recorded  by
    operating limited partnerships
    (see note A).                            9,747              -
25,574

    Equity    in    losses    from
    operating limited partnerships
    not   recognizable  under  the
    equity  method  of  accounting
    (see note A).                       (4,938,252)      (622,744)
(214,310)

    Other                                  141,690         (2,208)
35,009
                                      ------------    ------------
------------
    Equity per operating
    partnerships  combined
    financial statements             $   3,313,230   $    521,885   $
4,700,303
                                      ============    ============
============

        Boston Capital Tax Credit Fund Limited Partnership
                    Series 1 through Series 6

            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 1998, 1997 and 1996

NOTE C  -  INVESTMENTS  IN  OPERATING  LIMITED  PARTNERSHIPS
           (Continued)

  The  partnership's  investments in operating limited partnerships at March
    31, 1997 are summarized as follows:

                                                                       Total
                                                                  --------------
    Capital   contributions  paid  to  operating  limited
       partnerships, net of tax credit adjusters                 $   69,626,749

     Acquisition costs of operating limited partnerships              11,976,945

     Syndication costs from operating limited partnerships
(45,526)

     Cumulative  distributions  from  operating  limited
       partnerships                                                     (87,292)

     Cumulative losses from operating limited partnerships
(55,543,370)
                                                                  --------------
     Investment per balance sheets                                    25,927,506

    The   partnership  has  (has  not)  recorded  capital
    contributions  to  the operating limited partnerships
    during  the year ended March 31, 1997, which have not
    (have)  been  included  in  the partnerships  capital
    account   included    in    the   operating   limited
    partnerships' financial statements as of December 31,
    1996 (see note A).                                                 (483,748)

    The   partnership   has  recorded  acquisition  costs
    (reimbursements)  at  March  31, 1997, which have not
    been accounted for in the net assets of the operating
    limited partnerships (see note A).                                 (829,599)

    The  partnership  has recorded a share of losses from
    operating  limited  partnerships for the three months
    ended  March  31,  1990,  which the operating limited
    partnerships  have  not  included  in  their  capital
    accounts  as  of  December  31, 1996 due to different
    year ends (see note A).                                           1,466,033

    The  partnership  has recorded low income housing tax
    credit  adjusters  not  recorded by operating limited
    partnerships (see note A).                                          178,052

    Equity  in losses from operating limited partnerships
    not    recognizable   under   the  equity  method  of
    accounting (see note A).                                        (16,312,454)

    Other                                                              (122,719)
                                                                  --------------
     Equity per operating partnerships  combined financial
       statements                                                $    9,823,071
                                                                  ==============

        Boston Capital Tax Credit Fund Limited Partnership
                    Series 1 through Series 6

            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 1998, 1997 and 1996

NOTE C  -  INVESTMENTS  IN  OPERATING  LIMITED  PARTNERSHIPS
           (Continued)

  The partnership's investments in operating limited partnerships at March 31, 1997 are summarized as follows:

                                           Series 1        Series 2
Series 3
                                        ------------    ------------
------------
    Capital contributions paid to
       operating limited
       partnerships, net of tax
       credit adjusters                $   9,037,551   $   5,565,026   $
20,710,406

     Acquisition costs of operating
       limited partnerships                1,569,525       1,005,656
3,486,122

    Syndication costs from operating
       limited partnerships                        -               -
-

    Cumulative distributions from
       operating limited partnerships         (5,538)         (5,446)
(43,770)

    Cumulative losses from operating
       limited partnerships              (10,483,789)     (4,412,802)
(16,671,561)
                                        ------------    ------------
------------
    Investment per balance sheets            117,749       2,152,434
7,481,197

    The  partnership  has  (has not)
    recorded  capital  contributions
    to     the   operating   limited
    partnerships   during  the  year
    ended March 31, 1997, which have
    not  (have) been included in the
    partnerships'   capital  account
    included    in   the   operating
    limited  partnerships  financial
    statements  as  of  December 31,
    1996 (see note A).                             -        (311,339)
(133,349)

    The   partnership  has  recorded
    acquisition   costs  (reimburse-
    ments)  at March 31, 1997, which
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
47,191

    Equity  in losses from operating
    limited     partnerships     not
    recognizable  under  the  equity
    method  of  accounting (see note
    A).                                   (7,443,282)     (1,069,447)
(3,532,960)

    Other                                     (9,999)       (153,198)
(4,301)
                                        ------------    ------------
------------

    Equity per operating
       partnerships  combined
       financial statements            $  (7,215,066)  $     635,843   $
4,773,279
                                        ============    ============
============

        Boston Capital Tax Credit Fund Limited Partnership
                    Series 1 through Series 6

            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 1998, 1997 and 1996

NOTE C  -  INVESTMENTS  IN  OPERATING  LIMITED  PARTNERSHIPS
           (Continued)

  The partnership's investments in operating limited partnerships at March 31, 1997 are summarized as follows:

                                            Series 4      Series 5      Series 6
                                         -------------  ------------
------------
    Capital contributions paid to
       operating limited partnerships,
       net of tax credit adjusters      $  21,719,700  $  3,273,323  $
9,320,743

    Acquisition costs of operating
       limited partnerships                 3,661,756       599,776
1,654,110

    Syndication costs from operating
       limited partnerships                         -       (45,526)
-

    Cumulative distributions from
       operating limited partnerships         (12,414)            -
(20,124)

    Cumulative losses from operating
       limited partnerships               (15,567,627)   (2,519,402)
(5,888,189)
                                         -------------  ------------
------------
    Investment per balance sheets           9,801,415     1,308,171
5,066,540

    The   partnership  has  (has  not)
    recorded  capital contributions to
    the operating limited partnerships
    during  the  year  ended March 31,
    1997,  which  have not (have) been
    included   in   the   partnerships
    capital  account  included  in the
    operating   limited   partnerships
    f i nancial   statements   as   of
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
25,574

    Equity  in  losses  from operating
    limited      partnerships      not
    recognizable   under   the  equity
    method of accounting (see note A).     (3,670,825)     (427,324)
(168,616)

    Other                                      11,976        (2,207)
35,010
                                         -------------  ------------
------------

    Equity per operating partnerships
       combined financial statements    $   5,499,855  $    852,324  $
5,276,836
                                         =============  ============
============

        Boston Capital Tax Credit Fund Limited Partnership
                    Series 1 through Series 6

            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 1998, 1997 and 1996

NOTE C  -  INVESTMENTS  IN  OPERATING  LIMITED  PARTNERSHIPS
           (Continued)

  The combined summarized balance sheets of the operating limited partnerships at December 31, 1997 are as follows:

                COMBINED SUMMARIZED BALANCE SHEETS

                               Total         Series 1      Series 2     Series 3
            ASSETS          -----------   -------------  -----------
-----------

    Buildings and
       improvements, net
       of accumulated
       depreciation        $236,333,064  $  38,839,385  $21,082,376  $55,313,989
    Land                     14,204,791      1,572,689    1,123,628    3,798,653
    Other assets             16,727,992      2,700,397    1,342,898    3,809,722
                            -----------   -------------  -----------
-----------
                           $267,265,847  $  43,112,471  $23,548,902  $62,922,364
                            ===========   ============   ===========
===========

    LIABILITIES AND
       PARTNERS  CAPITAL

    Mortgages and
       construction loans
       payable             $219,893,323  $  44,299,799  $18,782,034  $54,769,734

    Accounts payable and
       accrued expenses      27,900,319      9,306,340    1,196,353    5,308,211
    Other liabilities        22,392,732      2,852,688    2,739,911    4,414,530
                            -----------   -------------  -----------
-----------
                            270,186,374     56,458,827   22,718,298   64,492,475
                            -----------   -------------  -----------
-----------
    PARTNERS  CAPITAL

       Boston Capital Tax
         Credit Fund
         Limited
         Partnership        (2,629,000)     (9,291,360)      21,432
(1,894,490)
       Other partners         (291,527)     (4,054,996)     809,172      324,379
                            -----------   -------------  -----------
-----------
                            (2,920,527)    (13,346,356)     830,604
(1,570,111)
                            -----------   -------------  -----------
-----------
                           $267,265,847  $  43,112,471  $23,548,902  $62,922,364
                            ===========   =============  ===========
===========

        Boston Capital Tax Credit Fund Limited Partnership
                    Series 1 through Series 6

            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 1998, 1997 and 1996

NOTE C  -  INVESTMENTS  IN  OPERATING  LIMITED  PARTNERSHIPS
           (Continued)

  The combined summarized balance sheets of the operating limited partnerships at December 31, 1997 are as follows:

                COMBINED SUMMARIZED BALANCE SHEETS - CONTINUED

                                            Series 4     Series 5      Series 6
                                          -----------  -----------   -----------
                   ASSETS

    Buildings and improvements, net of
       accumulated depreciation          $67,663,857  $16,694,022   $36,739,435
    Land                                   4,061,697      880,396     2,767,728
    Other assets                           4,697,484      478,424     3,699,067
                                          -----------  -----------   -----------
                                         $76,423,038  $18,052,842   $43,206,230
                                          ===========  ===========   ===========
     LIABILITIES AND PARTNERS  CAPITAL


    Mortgages and construction loans
       payable                           $55,028,671  $14,018,854   $32,994,231

    Accounts payable and accrued
       expenses                            8,683,770    1,213,337     2,192,308
    Other liabilities                      7,192,075    1,947,298     3,246,230
                                          -----------  -----------   -----------
                                          70,904,516   17,179,489    38,432,769
                                          -----------  -----------   -----------
    PARTNERS  CAPITAL

       Boston Capital Tax Credit Fund
         Limited Partnership               3,313,230      521,885     4,700,303
       Other partners                      2,205,292      351,468        73,158
                                          -----------  -----------   -----------
                                           5,518,522      873,353     4,773,461
                                          -----------  -----------   -----------
                                         $76,423,038  $18,052,842   $43,206,230
                                          ===========  ===========   ===========

        Boston Capital Tax Credit Fund Limited Partnership
                    Series 1 through Series 6

            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 1998, 1997 and 1996

NOTE C  -  INVESTMENTS  IN  OPERATING  LIMITED  PARTNERSHIPS
           (Continued)

  The combined summarized balance sheets of the operating limited partnerships at December 31, 1996 are as follows:

                COMBINED SUMMARIZED BALANCE SHEETS - CONTINUED

                               Total         Series 1      Series 2     Series 3
            ASSETS          -----------   -------------  -----------
-----------

    Buildings and
       improvements, net
       of accumulated
       depreciation        $248,413,255  $  38,723,301  $21,659,521  $62,137,813
    Land                    14,347,370       1,572,689    1,123,628    3,941,232
    Other assets            17,051,869       2,754,002    1,386,454    3,766,821
                            -----------   -------------  -----------
-----------
                           $279,812,494  $  43,049,992  $24,169,603  $69,845,866
                            ===========   =============  ===========
===========
    LIABILITIES AND
       PARTNERS  CAPITAL

    Mortgages and
       construction loans
       payable             $218,123,153  $  42,726,091  $18,785,283  $54,670,221

    Accounts payable and
       accrued expenses     24,262,140       8,602,237      912,612    4,533,106
    Other liabilities       22,166,872       2,331,030    2,472,772    4,347,752
                            -----------   -------------  -----------
-----------
                            264,552,165     53,659,358   22,170,667   63,551,079
                            -----------   -------------  -----------
-----------
    PARTNERS  CAPITAL

       Boston Capital Tax
         Credit Fund
         Limited
         Partnership         9,823,071      (7,215,066)     635,843    4,773,279
       Other partners        5,437,258      (3,394,300)   1,363,093    1,521,508
                            -----------   -------------  -----------
-----------
                            15,260,329     (10,609,366)   1,998,936    6,294,787
                            -----------   -------------  -----------
-----------
                           $279,812,494  $  43,049,992  $24,169,603  $69,845,866
                            ===========   =============  ===========
===========

        Boston Capital Tax Credit Fund Limited Partnership
                    Series 1 through Series 6

            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 1998, 1997 and 1996

NOTE C  -  INVESTMENTS  IN  OPERATING  LIMITED  PARTNERSHIPS
           (Continued)

  The combined summarized balance sheets of the operating limited partnerships at December 31, 1996 are as follows:

                COMBINED SUMMARIZED BALANCE SHEETS - CONTINUED

                                            Series 4     Series 5      Series 6
                                          -----------  -----------   -----------
                   ASSETS

    Buildings and improvements, net of
       accumulated depreciation          $70,447,916  $17,151,479   $38,293,225
    Land                                   4,061,697      880,396     2,767,728
    Other assets                           4,804,147      514,570     3,825,875
                                          -----------  -----------   -----------
                                         $79,313,760  $18,546,445   $44,886,828
                                          ===========  ===========   ===========
     LIABILITIES AND PARTNERS  CAPITAL


    Mortgages and construction loans
       payable                           $54,602,029  $14,072,084   $33,267,445

    Accounts payable and accrued
       expenses                            7,353,155      933,198     1,927,832
    Other liabilities                      7,837,092    1,572,092     3,606,134
                                          -----------  -----------   -----------
                                          69,792,276   16,577,374    38,801,411
                                          -----------  -----------   -----------
    PARTNERS  CAPITAL

       Boston Capital Tax Credit Fund
         Limited Partnership               5,499,855      852,324     5,276,836
       Other partners                      4,021,629    1,116,747       808,581
                                          -----------  -----------   -----------
                                           9,521,484    1,969,071     6,085,417
                                          -----------  -----------   -----------
                                         $79,313,760  $18,546,445   $44,886,828
                                          ===========  ===========   ===========

        Boston Capital Tax Credit Fund Limited Partnership
                    Series 1 through Series 6

            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 1998, 1997 and 1996

NOTE C  -  INVESTMENTS  IN  OPERATING  LIMITED  PARTNERSHIPS
           (Continued)

  The   combined  summarized  statements  of  operations  of  the
  operating limited partnerships for the year ended December 31, 1997 are as follows:

                 COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

                                Total        Series 1      Series 2     Series 3
                            -------------  -----------   -----------
-----------
    Revenue
       Rental              $  32,090,480  $ 5,326,223   $ 1,762,463  $ 7,613,646
       Interest and other      1,394,722      165,121       149,460      326,048

       Gain on
         extinguishment of
         debt                          -            -             -            -
                            -------------  -----------   -----------
-----------
                              33,485,202    5,491,344     1,911,923    7,939,694
                            -------------  -----------   -----------
-----------
    Expenses
       Interest               13,010,664    1,416,716       986,462    3,289,198

       Depreciation and
         amortization         11,437,836    2,042,138       594,542    2,877,600

       Taxes and insurance     4,130,868      881,234       213,975      947,948

       Repairs and
         maintenance           6,015,894    1,246,489       466,003    1,450,704

       Operating expenses     11,142,349    2,475,091       684,771    2,490,852

       Other expenses          1,393,217      166,666       138,048      294,194

       Impairment loss         4,392,825            -             -    4,392,825
                            -------------  -----------   -----------
-----------
                              51,523,653    8,228,334     3,083,801   15,743,321
                            -------------  -----------   -----------
-----------
           NET LOSS        $ (18,038,451) $(2,736,990)  $(1,171,878)
$(7,803,627)
                            =============  ===========   ===========
===========

    Net loss allocated to
       Boston Capital Tax
       Credit Fund Limited
       Partnership*        $ (12,552,405) $(2,076,295)  $  (614,408)
$(6,638,393)
                            =============  ===========   ===========
===========

    Net loss allocated to
       other partners      $  (5,486,046) $  (660,695)  $  (557,470)
$(1,165,234)
                            =============  ===========   ===========
===========

    *  Amounts  include  $1,997,556,  $351,123, $4,018,638, $1,267,427, $195,420
       and $45,694 for Series 1, Series 2, Series 3, Series 4, Series 5, and Series 6, respectively, of loss not recognized under the equity method of accounting as described in note A.

        Boston Capital Tax Credit Fund Limited Partnership
                    Series 1 through Series 6

            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 1998, 1997 and 1996

NOTE C  -  INVESTMENTS  IN  OPERATING  LIMITED  PARTNERSHIPS
           (Continued)

  The   combined  summarized  statements  of  operations  of  the
  operating limited partnerships for the year ended December 31, 1997 are as follows:

     COMBINED SUMMARIZED STATEMENTS OF OPERATIONS - CONTINUED

                                            Series 4     Series 5      Series 6
                                          -----------  -----------   -----------
    Revenue
       Rental                            $ 9,217,674  $ 1,333,607   $ 6,836,867
       Interest and other                    300,810       74,014       379,269
       Gain on extinguishment of debt              -            -             -
                                          -----------  -----------   -----------
                                           9,518,484    1,407,621     7,216,136
                                          -----------  -----------   -----------
    Expenses
       Interest                            3,825,987      908,733     2,583,568
       Depreciation and amortization       3,497,204      457,497     1,968,855
       Taxes and insurance                 1,144,373      136,130       807,208
       Repairs and maintenance             1,467,787      379,476     1,005,435
       Operating expenses                  3,064,329      575,111     1,852,195
       Other expenses                        545,511       48,364       200,434
       Impairment loss                             -            -             -
                                          -----------  -----------   -----------
                                          13,545,191    2,505,311     8,417,695
                                          -----------  -----------   -----------
           NET LOSS                      $(4,026,707) $(1,097,690)  $(1,201,559)
                                          ===========  ===========   ===========

    Net loss allocated to Boston
       Capital Tax Credit Fund Limited
       Partnership*                      $(2,316,339) $  (330,438)  $  (576,532)
                                          ===========  ===========   ===========
    Net loss allocated to other
    partners                             $(1,710,368) $  (767,252)  $  (625,027)
                                          ===========  ===========   ===========

    *   Amounts   include   $1,997,556,   $351,123,   $4,018,638,
      $1,267,427,  $195,420  and  $45,694 for Series 1, Series 2,
      Series 3, Series 4, Series 5, and Series 6, respectively, of loss not recognized under the equity method of accounting as described in note A.

        Boston Capital Tax Credit Fund Limited Partnership
                    Series 1 through Series 6

            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 1998, 1997 and 1996

NOTE C  -  INVESTMENTS  IN  OPERATING  LIMITED  PARTNERSHIPS
           (Continued)

  The   combined  summarized  statements  of  operations  of  the
  operating limited partnerships for the year ended December 31, 1996 are as follows:

           COMBINED SUMMARIZED STATEMENTS OF OPERATIONS - CONTINUED

                               Total        Series 1     Series 2      Series 3
                           ------------   -----------  -----------   -----------
    Revenue
       Rental              $31,275,610   $ 5,275,820  $ 1,745,062   $ 6,972,510
       Interest and other    1,396,112       154,876      101,243       268,427

       Gain on
         extinguishment of
         debt               19,502,788             -            -     1,980,910
                           ------------   -----------  -----------   -----------
                            52,174,510     5,430,696    1,846,305     9,221,847
                           ------------   -----------  -----------   -----------
    Expenses
       Interest             13,097,177     1,415,840    1,006,475     2,842,588

       Depreciation and
         amortization       12,569,585     2,037,600      602,619     2,936,807

       Taxes and insurance   4,210,846       861,479      292,086       907,420

       Repairs and
         maintenance         5,769,844     1,164,155      429,013     1,394,625

       Operating expenses   11,192,025     2,610,129      673,831     2,419,536

       Other expenses        1,142,044       117,303      137,158       246,770

       Impairment loss      16,849,150             -            -             -
                           ------------   -----------  -----------   -----------
                            64,830,671     8,206,506    3,141,182    10,747,746
                           ------------   -----------  -----------   -----------

           NET LOSS       $(12,656,161)  $(2,775,810) $(1,294,877)  $(1,525,899)
                           ============   ===========  ===========   ===========

    Net loss allocated to
       Boston Capital Tax
       Credit Fund Limited
       Partnership*        $(5,741,921)  $(2,070,557) $  (671,827)  $(1,028,871)
                            ===========   ===========  ===========   ===========

    Net loss allocated to
       other partners      $(6,914,240)  $  (705,253) $  (623,050)  $  (497,028)
                            ===========   ===========  ===========   ===========

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

                  March 31, 1998, 1997 and 1996

NOTE C  -  INVESTMENTS  IN  OPERATING  LIMITED  PARTNERSHIPS
           (Continued)

  The   combined  summarized  statements  of  operations  of  the
  operating limited partnerships for the year ended December 31, 1996 are as follows:

     COMBINED SUMMARIZED STATEMENTS OF OPERATIONS - CONTINUED

                                            Series 4     Series 5      Series 6
                                          -----------  -----------   -----------
    Revenue
       Rental                            $ 8,985,682  $ 1,416,152   $ 6,880,384
       Interest and other                    424,899      144,752       301,915
       Gain on extinguishment of debt     10,435,603            -     7,086,275
                                          -----------  -----------   -----------
                                          19,846,184    1,560,904    14,268,574
                                          -----------  -----------   -----------
    Expenses
       Interest                            3,926,316    1,113,307     2,792,651
       Depreciation and amortization       4,048,017      457,636     2,486,906
       Taxes and insurance                 1,161,046      211,844       776,971
       Repairs and maintenance             1,467,094      341,239       973,718
       Operating expenses                  3,212,693      541,437     1,734,399
       Other expenses                        422,554       38,937       179,322
       Impairment loss                     8,424,575            -     8,424,575
                                          -----------  -----------   -----------
                                          22,662,295    2,704,400    17,368,542
                                          -----------  -----------   -----------
           NET LOSS                      $(2,816,111) $(1,143,496)  $(3,099,968)
                                          ===========  ===========   ===========
    Net loss allocated to Boston
       Capital Tax Credit Fund Limited
       Partnership*                      $  (962,731) $  (325,089)  $  (682,846)
                                          ===========  ===========   ===========
    Net loss allocated to other
    partners                             $(1,853,380) $  (818,407)  $(2,417,122)
                                          ===========  ===========   ===========

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

                  March 31, 1998, 1997 and 1996


NOTE D - RECONCILIATION OF FINANCIAL STATEMENT NET LOSS TO INCOME
         TAX RETURN

  The partnership's net loss for financial reporting and income tax return purposes for the year ended March 31, 1998 is reconciled as follows:

                                   Total       Series 1      Series 2
Series 3
                               ------------  -----------   -----------
-----------
    Net loss for financial
       reporting purposes     $ (5,755,977) $  (279,391)  $  (351,747)  $
(2,905,717)

    Add:   Related party
           expenses                 23,843            -        19,489
-

         Other                   4,127,660            -             -
4,127,660

         Excess of book
           depreciation over
           tax depreciation
           on operating
           limited
           partnership              10,364            -             -
10,364

    Less:
           Excess of tax
              depreciation
              over book
              depreciation on
              operating
              limited
              partnership
              assets              (386,731)     (20,634)     (173,233)
-

         Operating limited
           partnership loss
           not allowed for
           financial
           reporting under
           equity method of
           accounting           (7,875,858)  (1,997,556)     (351,123)
(4,018,638)

         Other                    (409,610)      (3,655)     (276,855)
-

         Related party
         expenses                        -            -             -
-

    Difference due to fiscal
       year for business
       purposes and calendar
       year for tax purposes        13,971        8,043            92
(840)

    Partnership management
       fees not deductible
       for tax purposes
       until paid                  954,708      180,864        69,240
269,988
                               -----------   -----------   -----------
------------
    Loss for income tax
       return purposes, year
       ended December 31,
       1997                   $ (9,297,630) $(2,112,329)  $(1,064,137)  $
(2,517,183)
                               ============  ===========   ===========
============

        Boston Capital Tax Credit Fund Limited Partnership
                    Series 1 through Series 6
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 1998, 1997 and 1996


NOTE D - RECONCILIATION OF FINANCIAL STATEMENT NET LOSS TO INCOME
         TAX RETURN (Continued)

  The partnership's net loss for financial reporting and income tax return purposes for the year ended March 31, 1998 is reconciled as follows:

                                            Series 4     Series 5      Series 6
                                          -----------  -----------   -----------
    Net loss for financial reporting
       purposes                          $(1,336,886) $  (189,612)  $  (692,624)

    Add:   Related party expenses                  -        4,354             -
           Other                                   -            -             -

         Excess of book depreciation
           over tax depreciation on
           operating limited
           partnership                             -            -             -

    Less:  Excess of tax depreciation
           over
           book depreciation on
           operating limited
           partnership assets                (40,771)     (43,546)     (108,547)

         Operating limited partnership
           loss not allowed for
           financial reporting under
           equity method of accounting    (1,267,427)    (195,420)      (45,694)
         Other                               (12,641)     (79,705)      (36,754)
         Related party expenses                    -            -             -

    Difference due to fiscal year for
       book purposes and calendar year
       for tax purposes                        6,566          226          (116)

    Partnership management fees not
       deductible for tax purposes
       until paid                            250,884       39,456       144,276
                                          -----------  -----------   -----------
    Loss for income tax purposes, year
       ended December 31, 1997           $(2,400,275) $  (464,247)  $  (739,459)
                                          ===========  ===========   ===========

        Boston Capital Tax Credit Fund Limited Partnership
                    Series 1 through Series 6
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 1998, 1997 and 1996


NOTE D - RECONCILIATION OF FINANCIAL STATEMENT NET LOSS TO INCOME
         TAX RETURN (Continued)

  The partnership s net loss for financial reporting and income tax return purposes for the year ended March 31, 1997 is reconciled as follows:

                                  Total        Series 1     Series 2
Series 3
                               ------------  ------------  ----------
-------------
    Net loss for financial
       reporting purposes     $ (2,525,171) $   (460,132) $  (378,988) $
(315,542)

    Add:   Related party
           expenses                333,310           195      266,496
24,916
         Other                     855,708         6,135       11,469
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
79,918


    Partnership management
       fees not deductible
       for tax purposes
       until paid                  954,708       180,864       69,240
269,988
                               ------------  ------------  ----------
-------------

    Loss for income tax
       return purposes, year
       ended December 31,
       1996                   $ (5,677,704) $ (2,102,153) $  (569,676) $
(1,019,668)
                               ============  ============  ==========
=============

        Boston Capital Tax Credit Fund Limited Partnership
                    Series 1 through Series 6
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 1998, 1997 and 1996


NOTE D - RECONCILIATION OF FINANCIAL STATEMENT NET LOSS TO INCOME
         TAX RETURN (Continued)

  The partnership s net loss for financial reporting and income tax return purposes for the year ended March 31, 1997 is reconciled as follows:

                                            Series 4     Series 5      Series 6
                                          -----------  -----------   -----------
    Net loss for financial reporting
       purposes                          $  (401,344) $  (164,276)  $  (804,889)

    Add:   Related party expenses             24,168       17,535             -
         Other                               531,575      151,058       155,471

         Excess of book depreciation
           over tax depreciation on
           operating limited
           partnership                             -            -             -

    Less:  Excess of tax depreciation
           over
           book depreciation on
           operating limited
           partnership assets                (99,099)     (44,543)      (61,697)

         Operating limited partnership
           loss not allowed for
           financial reporting under
           equity method of accounting      (842,476)    (210,989)      (33,953)
         Other                              (171,294)           -      (419,038)
         Related party expenses                    -       (2,080)      (49,016)

    Difference due to fiscal year for
       book purposes and calendar year
       for tax purposes                       (2,996)         (38)        7,098

    Partnership management fees not
       deductible for tax purposes
       until paid                            250,884       39,456       144,276
                                          -----------  -----------   -----------
    Loss for income tax return
       purposes, year ended December
       31, 1996                          $  (710,582) $  (213,877)  $(1,061,748)
                                          ===========  ===========   ===========

        Boston Capital Tax Credit Fund Limited Partnership
                    Series 1 through Series 6
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 1998, 1997 and 1996


NOTE D - RECONCILIATION OF FINANCIAL STATEMENT NET LOSS TO INCOME
         TAX RETURN (Continued)

  The partnership's net loss for financial reporting and income tax return purposes for the year ended March 31, 1996 is reconciled as follows:

                                  Total       Series 1      Series 2      Series
3
                               ------------  -----------   ----------
------------
    Net loss for financial
       reporting purposes     $ (6,196,909) $   (579,983) $  (338,771) $
(2,209,706)

    Add:   Related party            62,606             -            -
-
           expenses
         Other                     586,858       168,952      166,662
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
(23,510)

         Operating limited
           partnership loss
           not allowed for
           financial
           reporting under
           equity method of
           accounting           (4,075,263)   (1,679,077)    (677,898)
(726,908)
         Other                    (345,874)            -            -
(215,253)
         Related party             (52,072)            -       (7,264)
(41,054)
         expenses


    Difference due to fiscal
       year for book purposes
       and calendar year for
       tax purposes              1,068,908        26,300      295,894
(63,437)


    Partnership management
       fees not deductible
       for tax purposes until
       paid                        792,327       162,093       67,136
260,115
                               ------------  -----------   ----------
------------

    Loss for income tax
       return purposes, year
       ended December 31,
       1995                   $ (8,646,564) $ (1,921,917) $  (630,927) $
(3,003,818)
                               ============  ===========   ==========
============

        Boston Capital Tax Credit Fund Limited Partnership
                    Series 1 through Series 6
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 1998, 1997 and 1996

NOTE D - RECONCILIATION OF FINANCIAL STATEMENT NET LOSS TO INCOME
         TAX RETURN (Continued)

  The partnership's net loss for financial reporting and income tax return purposes for the year ended March 31, 1996 is reconciled as follows:

                                            Series 4     Series 5      Series 6
                                          -----------  -----------   -----------
    Net loss for financial reporting
    purposes                             $(2,005,716) $  (295,000)  $  (767,733)

    Add:   Related party expenses             56,688            -         5,918
         Other                               124,808      110,501             -

         Excess of book depreciation
           over tax depreciation on
           operating limited
           partnership                             -            -             -

    Less:  Excess of tax depreciation
           over book
           depreciation on operating
           limited partnership assets        (80,873)     (36,456)     (189,418)

         Operating limited partnership
           loss not allowed for
           financial reporting under
           equity method of accounting      (744,126)    (216,335)      (30,919)
         Other                                     -            -      (130,621)
         Related party expenses                    -       (3,754)            -

    Difference due to fiscal year for
       book purposes and calendar year
       for tax purposes                       (1,069)     214,681       596,539

    Partnership management fees not
       deductible for tax purposes until
       paid                                  245,494      (51,544)      109,033
                                          -----------  -----------   -----------
    Loss for income tax return
       purposes, year ended December 31,
       1995                              $(2,404,794) $  (277,907)  $  (407,201)
                                          ===========  ===========   ===========

        Boston Capital Tax Credit Fund Limited Partnership
                    Series 1 through Series 6
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 1998, 1997 and 1996


NOTE D - RECONCILIATION OF FINANCIAL STATEMENT NET LOSS TO INCOME
         TAX RETURN (Continued)

  The difference between the investments in operating limited partnerships for tax purposes and financial statements purposes are primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 1998, the differences are as follows:

                                   Total       Series 1      Series 2
Series 3
                               ------------  ------------   ----------
------------

    Investment in operating
       limited partnerships
       - tax return December
       31, 1997               $    570,562  $ (8,293,861)  $ 1,188,005  $
526,283

    Add back losses not
       recognized under the
       equity method            24,188,312     9,440,838     1,420,570
7,551,598

    Historic tax credits         5,438,567             -             -
1,754,704

    Less share of loss -
       three months ended
       March 31, 1998           (1,466,033)     (667,397)            -
(798,636)

    Other                       (7,483,578)     (440,570)     (719,426)
(4,175,636)
                               ------------  ------------   ----------
------------
    Investment in operating
       limited partnerships
       - as reported          $ 21,247,830  $     39,010   $ 1,889,149  $
4,858,313
                               ============  ============   ==========
============

        Boston Capital Tax Credit Fund Limited Partnership
                    Series 1 through Series 6
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 1998, 1997 and 1996



  NOTE  D  - RECONCILIATION OF FINANCIAL STATEMENT NET LOSS TO INCOME TAX RETURN
             (Continued)

    The difference between the investments in operating limited partnerships for tax purposes and financial statements purposes are primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 1998, the differences are as follows:

                                            Series 4     Series 5      Series 6
                                          -----------  -----------   -----------
    Investment in operating limited
       partnerships - tax return
       December 31, 1997                 $ 2,390,255  $ 1,421,955   $ 3,337,925

    Add back losses not recognized
       under the equity method             4,938,252      622,744       214,310

    Historic tax credits                   3,125,698            -       558,165

    Less share of loss - three months
       ended March 31, 1998                        -            -             -

    Other                                 (1,701,702)    (871,546)      425,302
                                          -----------  -----------   -----------

    Investment in operating limited
       partnerships - as reported        $ 8,752,503  $ 1,173,153   $ 4,535,702
                                          ===========  ===========   ===========

        Boston Capital Tax Credit Fund Limited Partnership
                    Series 1 through Series 6
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 1998, 1997 and 1996



NOTE D - RECONCILIATION OF FINANCIAL STATEMENT NET LOSS TO INCOME
         TAX RETURN (Continued)

  The difference between the investments in operating limited partnerships for tax purposes and financial statements purposes are primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 1997, the differences are as follows:

                                   Total       Series 1      Series 2
Series 3
                               ------------  -----------   -----------
-----------
    Investment in operating
       limited partnerships
       - tax return December
       31, 1996               $  9,769,059  $(6,201,583)  $ 2,233,010   $
3,046,577


    Add back losses not
       recognized under the
       equity method            16,312,454    7,443,282     1,069,447
3,532,960

    Historic tax credits         5,438,567            -             -
1,754,704


    Less share of loss -
       three months ended
       March 31, 1997           (1,466,033)    (667,397)            -
(798,636)

    Other                       (4,126,541)    (456,553)   (1,150,023)
(54,408)
                               -----------   -----------   -----------
-----------

    Investment in operating
       limited partnerships
       - as reported          $ 25,927,506  $   117,749   $ 2,152,434   $
7,481,197
                               ============  ===========   ===========
===========

        Boston Capital Tax Credit Fund Limited Partnership
                    Series 1 through Series 6
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 1998, 1997 and 1996



  NOTE  D  - RECONCILIATION OF FINANCIAL STATEMENT NET LOSS TO INCOME TAX RETURN
             (Continued)

    The difference between the investments in operating limited partnerships for tax purposes and financial statements purposes are primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 1997, the differences are as follows:

                                            Series 4     Series 5      Series 6
                                          -----------  -----------   -----------
    Investment in operating limited
       partnerships - tax return
       December 31, 1996                 $ 4,760,005  $ 1,871,291   $ 4,059,759


    Add back losses not recognized
       under the equity method             3,670,825      427,324       168,616

    Historic tax credits                   3,125,698            -       558,165


    Less share of loss - three months
       ended March 31, 1997                        -            -             -

    Other                                 (1,755,113)    (990,444)      280,000
                                          -----------  -----------   -----------

    Investment in operating limited
       partnerships - as reported        $ 9,801,415  $ 1,308,171   $ 5,066,540
                                          ===========  ===========   ===========

        Boston Capital Tax Credit Fund Limited Partnership
                    Series 1 through Series 6
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 1998, 1997 and 1996


NOTE E - CASH EQUIVALENTS

  Cash equivalents of $176,885 and $224,629 as of March 31, 1998 and 1997, respectively, include a repurchase agreement and a money market account with interest rates ranging from 2.70% to 2.84% per annum.
                                         F-60