Form 10-Q
period 1998-06-30
BOSTON CAPITAL TAX CREDIT FUND LTD PARTNERSHIP
filed 1998-08-20
CIK 835095

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  June 30, 1998
                                     --------------------
                                               or

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



                        QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED June 30, 1998
              -----------------------------------------------


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

PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K..................

            Signatures........................................





















               Boston Capital Tax Credit Fund Limited Partnership

                            BALANCE SHEETS



                                               June 30,
March 31,
                                                1998
1998
                                             (Unaudited)
(Audited)
                                            ------------
------------
ASSETS

INVESTMENTS IN OPERATING
PARTNERSHIPS (Note D)                        $20,447,447
$21,247,830

OTHER ASSETS
   Cash and cash equivalents                     193,299
176,885
   Other assets                                  710,343
672,439
                                              ----------
----------

                                             $21,351,089
$22,097,154
                                              ==========
==========

LIABILITIES

Accounts payable                             $     1,919
-
Accounts payable - affiliates (Note C)         6,159,013
5,879,773
                                              ----------
----------

PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 9,800,600 issued and      15,888,167
16,905,119
     outstanding

General Partner                                 (698,010)
(687,738)
                                              ----------
----------
                                              15,190,157
16,217,381
                                              ----------
----------

                                             $21,351,089
$ 22,097,154
                                              ==========
==========




       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund Limited Partnership

                              BALANCE SHEETS

                                                      SERIES 1

---------------------------

                                              June 30,
March 31,
                                                1998
1998
                                             (Unaudited)
(Audited)
                                             ----------
----------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                      $  39,009        $
39,010


OTHER ASSETS
Cash and cash equivalents                        16,674
15,351
Other assets                                     69,114
68,113
                                              ---------        -
--------

                                             $  124,797       $
122,474
                                              =========
=========

LIABILITIES

Accounts payable                             $      128       $
-
Accounts payable - affiliates (Note C)        1,352,030
1,306,517
                                              ---------        --
-------

PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 1,299,900 issued and     (1,101,864)
(1,058,979)
     outstanding

General Partner                                (125,497)
(125,064)
---------        ---------

                                             (1,227,361)
(1,184,043)
                                              ---------        -
--------

                                            $   124,797      $
122,474
                                              =========
=========



         The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund Limited Partnership

                           BALANCE SHEETS

                                                      SERIES 2

----------------------------

                                              June 30,
March 31,
                                                1998
1998
ASSETS                                       (Unaudited)
(Audited)
                                             -----------
---------
INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                      $1,836,108
$1,889,149

OTHER ASSETS
Cash and cash equivalents                          2,143
3,977
Other assets                                     360,285
360,285
                                               ---------
---------

                                              $2,198,536
$2,253,411
                                               =========
=========



LIABILITIES

Accounts payable                              $       89      $
-
Accounts payable - affiliates (Note C)           408,440
390,924
                                               ---------
---------

PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 830,300 issued and
     outstanding                               1,841,450
1,913,205

General Partner                                  (51,443)
(50,718)
                                               ---------
---------

                                               1,790,007
1,862,487
                                               ---------
---------

                                              $2,198,536
$2,253,411
                                               =========
=========



        The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund Limited Partnership

                              BALANCE SHEETS

                                                       SERIES 3

----------------------------

                                               June 30,
March 31,
                                                1998
1998
ASSETS                                       (Unaudited)
(Audited)
                                             -----------
---------
INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                      $4,503,256
$4,858,313

OTHER ASSETS
Cash and cash equivalents                         13,508
14,333    Other assets
41,861          41,861
                                               ---------
---------

                                              $4,558,625
$4,914,507
                                               =========
=========



LIABILITIES

Accounts payable                              $    1,290      $
-
Accounts payable - affiliates (Note C)         1,683,221
1,615,058
                                               ---------
---------

PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 2,882,200 issued and
     outstanding                               3,097,286
3,518,368


General Partner                                 (223,172)
(218,919)
                                               ---------
---------

                                               2,874,114
3,299,449
---------       ---------

                                              $4,558,625
$4,914,507
                                               =========
=========


       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund Limited Partnership

                           BALANCE SHEETS

                                                      SERIES 4

----------------------------
                                               June 30,
March 31,
                                                1998
1998
                                             (Unaudited)
(Audited)
                                            ------------
----------
ASSETS

   INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $  8,526,634     $
8,752,503

OTHER ASSETS

   Cash and cash equivalents                           -
1,955          Other assets
205,970         169,067
                                              ----------      -
---------

                                            $  8,732,604    $
8,923,525
                                              ==========
==========



LIABILITIES

Accounts payable                            $        259    $
-
Accounts payable - affiliates (Note C)         1,563,552
1,461,678
                                              ----------      -
---------

PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 2,995,300 issued and
     outstanding                               7,357,210
7,647,333
General Partner                                 (188,417)
(185,486)
                                              ----------      -
---------

                                               7,168,793
7,461,847                                                    ---
-------      ----------

                                             $ 8,732,604     $
8,923,525
                                              ==========
==========


          The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund Limited Partnership

                            BALANCE SHEETS

                                                      SERIES 5

----------------------------
                                              June 30 ,
March 31,
                                                1998
1998
                                             (Unaudited)
(Audited)
                                            ------------
----------

ASSETS

  INVESTMENTS IN OPERATING
  PARTNERSHIPS (Note D)                       $1,142,027
$1,173,153


OTHER ASSETS

  Cash and cash equivalents                      129,685
130,957
  Other assets                                    33,113
33,113
                                               ---------
---------

                                              $1,304,825
$1,337,223
                                               =========
=========



LIABILITIES

Accounts payable                              $       49      $
-
Accounts payable - affiliates (Note C)           117,144
107,280
                                               ---------
---------

PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 489,900 issued and
     outstanding                               1,217,506
1,259,394

General Partner                                  (29,874)
(29,451)
                                               ---------
---------

                                               1,187,632
1,229,943
                                               ---------
---------

                                              $1,304,825
$1,337,223
                                               =========
=========

     The accompanying notes are an integral part of these
statements.
                                  6

            Boston Capital Tax Credit Fund Limited Partnership

                         BALANCE SHEETS


                                                     SERIES 6

----------------------------
                                             June 30,
March 31,
                                               1998
1998
                                            (Unaudited)
(Audited)
                                            ------------
----------

ASSETS

   INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                      $4,400,413
$4,535,702


OTHER ASSETS

   Cash and cash equivalents                      31,289
10,312
   Other assets                                        -
-
                                               ---------
---------

                                              $4,431,702
$4,546,014
                                               =========
=========



LIABILITIES

Accounts payable                              $      104      $
-
Accounts payable - affiliates (Note C)         1,034,626
998,316
                                               ---------
---------
PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 1,303,000 issued and
     outstanding                               3,476,579
3,625,798

General Partner                                  (79,607)
(78,100)
                                               ---------
---------

                                               3,396,972
3,547,698
                                               ---------
---------

                                              $4,431,702
$4,546,014
                                               =========
=========

      The accompanying notes are an integral part of these
statements.
                                   7

             Boston Capital Tax Credit Fund Limited Partnership

                         STATEMENTS OF OPERATIONS

                     Three Months Ended June 30,
                               (Unaudited)



                                             1998         1997
                                             ----         ----

Income
  Interest income                       $     1,263   $     1,443
  Miscellaneous income                            -           472
                                         ----------    ----------

                                              1,263         1,915
                                         ----------    ----------

Share of loss from Operating
  Partnerships (Note D)                    (790,588)
(1,249,825)
                                         ----------    ----------

Expenses
  Partnership management fees               219,178       231,758
  General and administrative expenses        18,721        28,154
                                         ----------    ----------

                                            237,899       259,912
                                         ----------    ----------


  NET LOSS                              $(1,027,224)
$(1,507,822)
                                         ==========    ==========

Net loss allocated to assignees         $(1,016,952)
$(1,492,744)
                                         ==========    ==========

Net loss allocated to general partner   $   (10,272)  $
(15,078)
                                         ==========    ==========

Net loss per BAC                        $      (.55)  $
(.83)
                                         ==========    ==========





       The accompanying notes are an integral part of these statements.

          Boston Capital Tax Credit Fund Limited Partnership

                       STATEMENTS OF OPERATIONS

                    Three Months Ended June 30,
                             (Unaudited)

                                                      SERIES 1

-----------------------
                                                  1998
1997
                                                  ----
----
Income
  Interest income                             $      109     $
150
  Miscellaneous income                                 -
-
                                                --------
--------

                                                     109
150
                                                --------
--------

Share of loss from Operating
  Partnerships (Note D)                                -
(67,746)
                                                --------
--------

Expenses
  Partnership management fees                     41,216
45,216
  General and administrative expenses              2,211
4,324
                                                --------
--------

                                                  43,427
49,540
                                                --------
--------


  NET LOSS                                    $  (43,318)
$(117,136)
                                                ========
========

Net loss allocated to assignees               $  (42,885)
$(115,965)
                                                ========
========

Net loss allocated to general partner         $     (433)    $
(1,171)
                                                ========
========

Net loss per BAC                              $     (.03)    $
(.08)
                                                ========
========






        The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund Limited Partnership

                        STATEMENTS OF OPERATIONS

                    Three Months Ended June 30,
                               (Unaudited)


                                                     SERIES 2

----------------------
                                                  1998
1997
                                                  ----
----
Income
  Interest income                             $      18      $
17
  Miscellaneous income                                -
-
                                               --------
--------

                                                     18
17
                                               --------
--------

Share of loss from Operating
  Partnerships (Note D)                         (53,039)
(60,386)
                                               --------
--------

Expenses
  Partnership management fees                    17,310
17,391
  General and administrative expenses             2,149
3,274
                                               --------
--------

                                                 19,459
20,665
                                               --------
--------


  NET LOSS                                    $ (72,480)    $
(81,034)
                                               ========
========

Net loss allocated to assignees               $ (71,755)    $
(80,224)
                                               ========
========

Net loss allocated to general partner         $    (725)    $
(810)
                                               ========
========

Net loss per BAC                              $    (.08)    $
(.10)
                                               ========
========




       The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund Limited Partnership

                        STATEMENTS OF OPERATIONS

                     Three Months Ended June 30,
                              (Unaudited)


                                                     SERIES 3

----------------------
                                                 1998
1997
                                                 ----
----
Income
  Interest income                             $     111     $
4
  Miscellaneous income                                -
472
                                               --------
--------

                                                    111
476
                                               --------
--------

Share of loss from Operating
  Partnerships (Note D)                        (355,053)
(495,305)
                                               --------
--------

Expenses
  Partnership management fees                    64,497
65,497
  General and administrative expenses             5,896
8,229
                                               --------
--------

                                                 70,393
73,726
                                               --------
--------


  NET LOSS                                    $(425,335)
$(568,555)
                                               ========
========

Net loss allocated to assignees               $(421,082)
$(562,870)
                                               ========
========

Net loss allocated to general partner         $  (4,253)    $
(5,685)
                                               ========
========

Net loss per BAC                              $    (.15)    $
(.20)
                                               ========
========





       The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund Limited Partnership

                         STATEMENTS OF OPERATIONS

                      Three Months Ended June 30,
                               (Unaudited)


                                                     SERIES 4

----------------------
                                                 1998
1997
                                                 ----
----
Income
  Interest income                             $       7     $
57
  Miscellaneous income                                -
-
                                               --------
--------

                                                      7
57
                                               --------
--------

Share of loss from Operating
  Partnerships (Note D)                        (225,869)
(365,245)
                                               --------
--------

Expenses
  Partnership management fees                    62,722
62,721
  General and administrative expenses             4,470
7,357
                                               --------
--------

                                                 67,192
70,078
                                               --------
--------


  NET LOSS                                    $(293,054)
$(435,266)
                                               ========
========

Net loss allocated to assignees               $(290,123)
$(430,913)
                                               ========
========

Net loss allocated to general partner         $  (2,931)    $
(4,353)
                                               ========
========

Net loss per BAC                              $    (.10)    $
(.14)
                                               ========
========





       The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund Limited Partnership

                       STATEMENTS OF OPERATIONS

                   Three Months Ended June 30,
                             (Unaudited)

                                                      SERIES 5

----------------------
                                                 1998
1997
                                                 ----
----
Income
  Interest income                             $     888     $
1,009
  Miscellaneous income                                -
-
                                               --------
--------

                                                    888
1,009
                                               --------
--------

Share of loss from Operating
  Partnerships (Note D)                         (31,125)
(21,201)
                                               --------
--------

Expenses
  Partnership management fees                     9,864
9,864
  General and administrative expenses             2,210
1,928
                                               --------
--------

                                                 12,074
11,792
                                               --------
--------


  NET LOSS                                    $ (42,311)    $
(31,984)
                                               ========
========

Net loss allocated to assignees               $ (41,888)    $
(31,664)
                                               ========
========

Net loss allocated to general partner         $    (423)    $
(320)
                                               ========
========

Net loss per BAC                              $    (.08)    $
(.06)
                                               ========
========






       The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund Limited Partnership

                     STATEMENTS OF OPERATIONS

                 Three Months Ended June 30,
                           (Unaudited)

                                                      SERIES 6

----------------------
                                                 1998
1997
                                                 ----
----
Income
  Interest income                             $     130     $
206
  Miscellaneous income                                -
-
                                               --------
--------

                                                    130
206
                                               --------
--------

Share of loss from Operating
  Partnerships (Note D)                        (125,502)
(239,942)
                                               --------
--------

Expenses
  Partnership management fees                    23,569
31,069
  General and administrative expenses             1,785
3,042
                                               --------
--------

                                                 25,354
34,111
                                               --------
--------


  NET LOSS                                    $(150,726)
$(273,847)
                                               ========
========

Net loss allocated to assignees               $(149,219)
$(271,109)
                                               ========
========

Net loss allocated to general partner         $  (1,507)    $
(2,738)
                                               ========
========

Net loss per BAC                              $    (.11)    $
(.21)
                                               ========
========






       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund Limited Partnership

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                     Three Months Ended June 30, 1998
                                 (Unaudited)



                                               General
                                Assignees      Partner      Total
                                ---------      -------      -----


Partners' capital (deficit),
    April 1, 1998             $16,905,119     $(687,738)
$16,217,381


Net loss                       (1,016,952)      (10,272)
(1,027,224)
                               ----------      --------
----------


Partners' capital (deficit),
    June 30, 1998             $15,888,167     $(698,010)
$15,190,157
                               ==========      ========
==========
























       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund Limited Partnership

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                     Three Months Ended June 30, 1998
                                 (Unaudited)


                                               General
                                Assignees      Partner
Total
                                ---------      -------
-----
Series 1
--------

Partners' capital (deficit),
    April 1, 1998             $(1,058,979)    $(125,064)
$(1,184,043)

Net loss                          (42,885)         (433)
(43,318)
                                ---------      --------    --
--------
Partners' capital (deficit),
    June 30, 1998             $(1,101,864)    $(125,497)
$(1,227,361)
                                =========      ========
==========

Series 2
--------

Partners' capital (deficit),
    April 1, 1998             $ 1,913,205     $ (50,718)
$1,862,487

Net loss                          (71,755)         (725)
(72,480)
                                ---------       -------
---------

Partners' capital (deficit),
   June 30, 1998              $ 1,841,450     $ (51,443)
$1,790,007
                                =========       =======
=========

Series 3
--------

Partners' capital (deficit),
    April 1, 1998             $ 3,518,368     $(218,919)  $
3,299,449

Net loss                         (421,082)       (4,253)
(425,335)
                               ----------      --------
----------

Partners' capital (deficit),
    June 30, 1998             $ 3,097,286     $(223,172)  $
2,874,114
                               ==========      ========
==========


       The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund Limited Partnership

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                     Three Months Ended June 30, 1998
                                 (Unaudited)



                                               General
                                Assignees      Partner      Total
                                ---------      -------      -----
Series 4
--------

Partners' capital (deficit),
    April 1, 1998             $ 7,647,333     $(185,486)  $
7,461,847

Net loss                         (290,123)       (2,931)
(293,054)
                               ----------      --------
----------
Partners' capital (deficit),
    June 30, 1998             $ 7,357,210     $(188,417)  $
7,168,793
                               ==========      ========
==========

Series 5
--------

Partners' capital (deficit),
    April 1, 1998             $1,259,394      $ (29,451)  $
1,229,943

Net loss ,                       (41,888)          (423)
(42,311)
                               ---------        -------
---------

Partners' capital (deficit),
    June 30, 1998             $1,217,506      $ (29,874)  $
1,187,632
                               =========        =======
=========

Series 6
--------

Partners' capital (deficit),
    April 1, 1998             $3,625,798      $(78,100)
$3,547,698

Net loss                        (149,219)       (1,507)
(150,726)
                               ---------      --------
--------

Partners' capital (deficit),
    June 30, 1998             $3,476,579      $(79,607)
$3,396,972
                               =========       =======
=========


       The accompanying notes are an integral part of these
statements.
                                  17

            Boston Capital Tax Credit Fund Limited Partnership

                         STATEMENTS OF CASH FLOWS

                       Three Months Ended June 30,
                                (Unaudited)



                                             1998
1997
                                             ----
----
Cash flows from operating activities:
    Net loss                              $(1,027,224)
$(1,507,822)
    Adjustments
       Distributions from Operating
         Partnerships                           9,788
-
       Amortization                                 -
-
       Share of loss from Operating
         Partnerships                         790,588
1,249,825

    Changes in assets and liabilities
       Increase (Decrease) in accounts
         payable                              281,165
329,601
       Decrease (Increase) in other
         assets                               (37,903)
(78,301)
                                           ----------
----------

         Net cash provided by (used in)
           operating activities                16,414
(6,697)
                                           ----------
----------

        INCREASE (DECREASE) IN CASH AND CASH
           EQUIVALENTS                         16,414
(6,697)

Cash and cash equivalents, beginning          176,885
224,629
                                           ----------
----------

Cash and cash equivalents, ending         $   193,299    $
217,932
                                           ==========
==========





      The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund Limited Partnership

                           STATEMENTS OF CASH FLOWS

                          Three Months Ended June 30,
                                 (Unaudited)

                                                    Series 1

-------------------------
                                               1998
1997
                                               ----
----
Cash flows from operating activities:
    Net loss                              $   (43,318)   $
(117,136)
    Adjustments
       Distributions from Operating
         Partnerships                               -
-
       Amortization                                 -
-
       Share of loss from Operating
         Partnerships                               -
67,746

    Changes in assets and liabilities
       Increase (Decrease) in accounts
         payable                               45,641
45,343
       Decrease (Increase) in other
         assets                                (1,000)
-
                                           ----------
----------

         Net cash provided by (used in)
           operating activities                 1,323
(4,047)
                                           ----------
----------

        INCREASE (DECREASE) IN CASH AND CASH
           EQUIVALENTS                          1,323
(4,047)

Cash and cash equivalents, beginning           15,351
33,374
                                           ----------
----------

Cash and cash equivalents, ending         $    16,674    $
29,327
                                           ==========
==========





      The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund Limited Partnership

                           STATEMENTS OF CASH FLOWS

                         Three Months Ended June 30,
                                 (Unaudited)

                                                    Series 2

-------------------------
                                             1998
1997
                                             ----
----
Cash flows from operating activities:
    Net loss                              $   (72,480)   $
(81,034)
    Adjustments
       Distributions from Operating
         Partnerships                               -
-
       Amortization                                 -
-
       Share of loss from Operating
         Partnerships                          53,039
60,386

    Changes in assets and liabilities
       Increase (Decrease) in accounts
         payable                               17,607
18,365
       Decrease (Increase) in other
         assets                                     -
-
                                           ----------
----------

         Net cash provided by (used in)
           operating activities                (1,834)
(2,283)
                                           ----------
----------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                (1,834)
(2,283)

Cash and cash equivalents, beginning            3,977
3,205
                                           ----------
----------

Cash and cash equivalents, ending         $     2,143    $
922
                                           ==========
==========




      The accompanying notes are an integral part of these statements.

          Boston Capital Tax Credit Fund Limited Partnership

                       STATEMENTS OF CASH FLOWS

                    Three Months Ended June 30,
                             (Unaudited)

                                                    Series 3

-------------------------
                                             1998
1997
                                             ----
----
Cash flows from operating activities:
    Net loss                              $  (425,335)   $
(568,555)
    Adjustments
       Distributions from Operating
         Partnerships                               -
-
       Amortization                                 -
-
       Share of loss from Operating
         Partnerships                         355,053
495,305

    Changes in assets and liabilities
       Increase (Decrease) in accounts
         payable                               69,457
78,754
       Decrease (Increase) in other
         assets                                     -
-
                                           ----------
----------

         Net cash provided by (used in)
           operating activities                  (825)
5,504
                                           ----------
----------

         INCREASE (DECREASE) IN CASH AND CASH
           EQUIVALENTS                           (825)
5,504

Cash and cash equivalents, beginning           14,333
1,832
                                           ----------
----------

Cash and cash equivalents, ending         $    13,508    $
7,336
                                           ==========
=========





      The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund Limited Partnership

                         STATEMENTS OF CASH FLOWS

                       Three Months Ended June 30,
                                (Unaudited)
                                                    Series 4

-------------------------
                                             1998
1997
                                             ----
----
Cash flows from operating activities:
    Net loss                              $ (293,054)   $
(435,266)
    Adjustments
       Distributions from Operating
         Partnerships                              -
-
       Amortization                                -
-
       Share of loss from Operating
         Partnerships                        225,869
365,245

    Changes in assets and liabilities
       Increase (Decrease) in accounts
         payable                             102,133
141,207
       Decrease (Increase) in other
         assets                              (36,903)
(78,301)
                                           ---------
----------

         Net cash provided by (used in)
           operating activities               (1,955)
(7,115)
                                           ---------
----------

         DECREASE IN CASH AND CASH
           EQUIVALENTS                        (1,955)
(7,115)

Cash and cash equivalents, beginning           1,955
12,708
                                           ---------
----------

Cash and cash equivalents, ending         $        -    $
5,593
                                           =========
==========






      The accompanying notes are an integral part of these
statements.
                                     22

              Boston Capital Tax Credit Fund Limited Partnership

                          STATEMENTS OF CASH FLOWS

                        Three Months Ended June 30,
                                 (Unaudited)

                                                    Series 5

-------------------------
                                               1998
1997
                                               ----
----
Cash flows from operating activities:
    Net loss                              $   (42,311)   $
(31,984)
    Adjustments
       Distributions from Operating
         Partnerships                               -
-
       Amortization                                 -
-
       Share of loss from Operating
         Partnerships                          31,125
21,201

    Changes in assets and liabilities
       Increase (Decrease) in accounts
         payable                                9,914
9,864
       Decrease (Increase) in other
         assets                                     -
-
                                           ----------
----------

         Net cash provided by (used in)
           operating activities                (1,272)
(919)
                                           ----------
----------
         DECREASE IN CASH AND CASH
           EQUIVALENTS                         (1,272)
(919)

Cash and cash equivalents, beginning          130,957
146,095
                                           ----------
----------

Cash and cash equivalents, ending         $   129,685    $
145,176
                                           ==========
==========




      The accompanying notes are an integral part of these statements.

                                   23

             Boston Capital Tax Credit Fund Limited Partnership

                           STATEMENTS OF CASH FLOWS

                        Three Months Ended June 30,
                                  (Unaudited)

                                                    Series 6

-------------------------
                                              1998
1997
                                              ----
----
Cash flows from operating activities:
    Net loss                              $  (150,726)   $
(273,847)
    Adjustments
       Distributions from Operating
         Partnerships                           9,788
-
       Amortization                                 -
-
       Share of loss from Operating
         Partnerships                         125,502
239,942

    Changes in assets and liabilities
       Increase (Decrease) in accounts
         payable                               36,413
36,068
       Decrease (Increase) in other
         assets                                     -
-
                                           ----------
----------

         Net cash provided by (used in)
           operating activities                20,977
2,163
                                           ----------
----------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                20,977
(2,163)

Cash and cash equivalents, beginning           10,312
27,415
                                           ----------
----------

Cash and cash equivalents, ending         $    31,289    $
29,578
                                           ==========
==========





      The accompanying notes are an integral part of these statements.

                                   24

              Boston Capital Tax Credit Fund Limited Partnership
                        NOTES TO FINANCIAL STATEMENTS
                              June 30, 1998
                               (Unaudited)
NOTE A - ORGANIZATION

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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

     The condensed financial statements included herein as of June 30,
1998 and for the three months then ended have been prepared by the
Partnership, without audit, pursuant to the rules and regulations of the
Securities and Exchange Commission. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the
Partnership adjusts its investment cost for its share of each Operating
Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Partnership in acquiring the investments in
Operating Partnerships are capitalized to the investment account.
The
Partnership's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested


                                    25
           Boston Capital Tax Credit Fund Limited Partnership
               NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           June 30, 1998
                            (Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES (continued) that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's
Annual Report on Form 10-K.

NOTE C - RELATED PARTY TRANSACTIONS
       The Partnership has entered into several transactions with various affiliates of the general partner, including Boston Capital
Partners, Inc. and
Boston Capital Asset Management Limited Partnership (formerly
Boston Capital
Communications Limited Partnership).

       General and administrative expenses incurred by Boston
Capital
Partners, Inc. and its affiliates were charged to each series'
operations for
the quarters ended June 30, 1998 and 1997 as follows:
                               1998       1997
                              -----      -----
                Series 1    $   297    $ 4,243
                Series 2        207      3,274
                Series 3        670      8,148
                Series 4        600      7,276
                Series 5        474      1,847
                Series 6        240      2,961
                             ------     ------
                            $ 2,488    $27,749
                             ======     ======

       An annual partnership management fee based on .375 percent of the
aggregate cost of all apartment complexes owned by the Operating
Partnerships
has been accrued to Boston Capital Asset Management Limited
Partnership
(formerly Boston Capital Communications Limited Partnership).
The partnership
management fee accrued for the quarters ended June 30, 1998 and
1997 are
as follows:
                               1998        1997
                               ----        ----
                Series 1   $ 45,216    $ 45,216
                Series 2     17,310      17,310
                Series 3     67,497      67,497
                Series 4     62,721      62,721
                Series 5      9,864       9,864
                Series 6     36,069      36,069
                            -------     -------
                           $238,677    $238,677
                            =======     =======
      Accounts payable - affiliates at June 30, 1998 and 1997
represents
accrued general and administrative expenses and partnership
management fees,
and advances from an affiliate of the general partner,  which are payable to
Boston Capital Partners, Inc., and Boston Capital Asset
Management Limited
Partnership (formerly Boston Capital Communications Limited
Partnership).
                                     26



          Boston Capital Tax Credit Fund Limited Partnership
               NOTES TO FINANCIAL STATEMENTS - CONTINUED
                        June 30, 1998
                         (Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS  (continued)
      As of June 30, 1998, an affiliate of the general partner advanced a total of $359,735 to the Partnership to pay certain operating expenses of some of the series. None of the funds were advanced during the quarter ended
June 30, 1998. These advances are included in Accounts payable -affiliates. These advances, and any additional advances, will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships.

      As of June 30, 1998, an affiliate of the general partner funded
$162,996, interest free, to the Partnership (Series 1 and 4) so that it could make three separate loans to the Operating Partnerships Virginia Circle, Townhomes of Minnehaha, and Van Dyck Estates in the amounts of $11,637, $1,884, and $149,475, respectively. The loans to all three Operating Partnerships are being made to fund operating expenses of the operating partnership. These advances will be repaid to the Partnership by the Operating Partnerships with surplus cash from operations.

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS
       At June 30, 1998 and 1997, the Partnership had limited partnership interests in one hundred and five Operating Partnerships which own operating apartment complexes as follows: nineteen in Series 1; eight in Series 2;
thirty-three in Series 3; twenty-five in Series 4; five in Series 5; and fifteen in Series 6.

       Under the terms of the Partnership's investment in each Operating
Partnership, the Partnership was required to make capital contributions to such Operating Partnerships. These contributions were payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. At June 30, 1998 and 1997, all capital contributions had been paid to the Operating Partnerships in all of the Series.

       The Partnership's fiscal year ends March 31 of each year, while all the
Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating
Partnerships are for the three months ended March 31, 1998.

       The combined unaudited summarized statements of operations of the
Operating Partnerships for the three months ended March 31, 1998 and 1997
are as follows:
                                  27

            Boston Capital Tax Credit Fund Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                          June 30, 1998
                              (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                        Three Months Ended March 31,
                             (Unaudited)

                                                 Series 1

---------------------------
                                          1998             1997
                                          ----             ----
Revenues
   Rental                             $ 1,227,924      $
1,212,348
   Interest and other                      84,821
88,395
                                        ---------        -
--------
                                        1,312,745
1,300,743
                                        ---------        -
--------
Expenses
  Interest                                305,500
312,987
  Depreciation and amortization           431,051
436,416
  Operating expenses                    1,006,315
1,143,131
                                        ---------        --
-------
                                        1,742,866
1,892,534
                                        ---------        -
--------
          NET LOSS                    $  (430,121)     $
(591,791)
                                        =========
=========
Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership                $         -      $
(67,748)
                                        =========
=========

Net loss allocated to other partners  $    (4,301)     $
(5,918)
                                        =========
=========

Net loss suspended                    $  (425,820)     $
(518,127)
                                        =========
=========

The variance in allowable loss from the Operating Partnerships for the three months ended June 30, 1998 and 1997 is mainly a result of the way the
Partnership accounts for its investment in Operating
Partnerships.  The
Partnership accounts for its investments using the equity method of
accounting.  Under the equity method of accounting, the
Partnership adjusts
its investment cost for its share of each Operating Partnership's results of
operations and for any distributions received or accrued.
However, the
Partnership recognizes individual operating losses only to the extent of
capital contributions.  Excess losses are suspended for use in future years to
offset excess income.
                                    28

            Boston Capital Tax Credit Fund Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                          June 30, 1998
                           (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                        Three Months Ended March 31,
                              (Unaudited)

                                                Series 2

--------------------------
                                           1998             1997
                                           ----             ----
 Revenues
   Rental                             $   336,363      $
325,490
   Interest and other                      15,454
17,127
                                        ---------
---------
                                          351,817
342,617
                                        ---------
---------
Expenses
  Interest                                106,548
162,415
  Depreciation and amortization            90,256
112,573
  Operating expenses                      261,688
245,487
                                        ---------
---------
                                          458,492      $
520,475
                                        ---------
---------
          NET LOSS                    $  (106,675)     $
(117,858)
                                        =========
=========
Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership                $  ( 53,039)     $
(60,386)
                                        =========
=========

Net loss allocated to other partners  $    (1,066)     $
(1,779)
                                        =========
=========

Net loss suspended                    $  ( 52,570)     $
(115,693)
                                        =========
=========

The variance in allowable loss from the Operating Partnerships for the three
months ended June 30, 1998 and 1997 is mainly a result of the way the
Partnership accounts for its investment in Operating
Partnerships.  The
Partnership accounts for its investments using the equity method of
accounting.  Under the equity method of accounting, the
Partnership adjusts
its investment cost for its share of each Operating Partnership's results of
operations and for an distributions received or accrued.
However, the
Partnership recognizes individual operating losses only to the extent of
capital contributions.  Excess losses are suspended for use in future years to
offset excess income.
                                   29

            Boston Capital Tax Credit Fund Limited Partnership

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED
                             June 30, 1998
                               (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                        Three Months Ended March 31,
                             (Unaudited)

                                                  Series 3

--------------------------
                                          1998             1997
 Revenues                                 ----             ----

   Rental                             $ 1,558,512      $
1,554,656
   Interest and other                      96,982
100,979
                                        ---------
---------
                                        1,655,494
1,655,635
                                        ---------
---------
Expenses
  Interest                                557,134
635,372
  Depreciation and amortization           605,927
637,209
  Operating expenses                    1,131,162
1,066,396
                                        ---------
---------
                                        2,294,223
2,338,977
                                        ---------
---------
          NET LOSS                    $  (638,729)     $
(683,342)
                                       ==========
==========
Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership                $  (355,053)     $
(495,305)
                                       ==========
==========

Net loss allocated to other partners  $    (6,387)     $
(6,833)
                                       ==========
==========

Net loss suspended                    $  (277,289)     $
(181,204)
                                       ==========
==========

The variance in allowable loss from the Operating Partnerships for the three
months ended June 30, 1998 and 1997 is mainly a result of the way the
Partnership accounts for its investment in Operating
Partnerships.  The
Partnership accounts for its investments using the equity method of
accounting.  Under the equity method of accounting, the
Partnership adjusts
its investment cost for its share of each Operating Partnership's results of
operations and for any distributions received or accrued.
However, the
Partnership recognizes individual operating losses only to the extent of
capital contributions.  Excess losses are suspended for use in future years to
offset excess income.
                                    30

           Boston Capital Tax Credit Fund Limited Partnership

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                         June 30, 1998
                          (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

             COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                     Three Months Ended March 31,
                          (Unaudited)

                                                  Series 4

----------------------------
                                          1998             1997
 Revenues                                 ----             ----
   Rental                             $ 1,655,913      $
1,445,196
   Interest and other                      61,617
68,970
                                       ----------
----------
                                        1,717,530
1,514,166
                                       ----------
----------
Expenses
  Interest                                667,629
625,119
  Depreciation and amortization           575,816
590,293
  Operating expenses                    1,005,419
919,162
                                       ----------
----------

                                        2,248,864
2,134,574
                                       ----------
----------
          NET LOSS                    $  (531,334)     $
(620,408)
                                       ==========
==========
Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership                $  (225,869)     $
(365,245)
                                       ==========
==========
Net loss allocated to other partners  $    (5,313)     $
(6,204)
                                       ==========
==========

Net loss suspended                    $  (300,152)     $
(248,959)
                                       ==========
==========

The variance in allowable loss from the Operating Partnerships for the three months ended June 30, 1998 and 1997 is mainly a result of the way the
Partnership accounts for its investment in Operating
Partnerships.  The
Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. However, the
Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.

                                  31
            Boston Capital Tax Credit Fund Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           June 30, 1998
                              (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                       Three Months Ended March 31,
                             (Unaudited)

                                                  Series 5

--------------------------
                                           1998             1997
 Revenues                                  ----             ----
   Rental                               $ 164,505        $
158,697
   Interest and other                      16,968
17,608
                                          -------
--------

                                          181,473
176,305
                                          -------
--------
Expenses
  Interest                                 64,563
66,558
  Depreciation and amortization            59,980
58,282
  Operating expenses                      122,213
108,774
                                          -------
--------
                                          246,756
233,614
                                          -------
--------

          NET LOSS                      $( 65,283)       $
(57,309)
                                         ========
========
Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership                  $ (31,125)       $
(21,201)
                                         ========
========

Net loss allocated to other partners    $  (  653)       $
(573)
                                         ========
========

Net loss suspended                      $ (33,505)       $
(35,535)
                                         ========
========

The variance in allowable loss from the Operating Partnerships for the three
months ended June 30, 1998 and 1998 is mainly a result of the way the Partnership accounts for its investment in Operating Partnerships. The Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. However, the Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.
                                    32

           Boston Capital Tax Credit Fund Limited Partnership

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                          June 30, 1998
                           (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

           COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                       Three Months Ended March 31,
                             (Unaudited)

                                                  Series 6

--------------------------
                                          1998             1997
 Revenues                                 ----             ----
   Rental                              $1,050,111       $
947,068
   Interest and other                      78,356
59,698
                                        ---------
---------

                                        1,128,467
1,006,766
                                        ---------
---------
Expenses
  Interest                                308,992
287,204
  Depreciation and amortization           372,459
302,329
  Operating expenses                      641,509
668,375
                                        ---------
---------
                                        1,322,960
1,257,908
                                        ---------
---------
          NET LOSS                     $ (194,493)      $
(251,142)
                                        =========
=========
Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership                 $ (125,502)      $
(239,942)
                                        =========
=========

Net loss allocated to other partners   $   (1,945)      $
(2,511)
                                        =========
=========

Net loss suspended                     $  (67,046)      $
(8,689)
                                        =========
=========

The variance in allowable loss from the Operating Partnerships for the three
months ended June 30, 1998 and 1997 is mainly a result of the way the
Partnership accounts for its investment in Operating
Partnerships.  The
Partnership accounts for its investments using the equity method of
accounting.  Under the equity method of accounting, the
Partnership adjusts
its investment cost for its share of each Operating Partnership's results of
operations and for any distributions received or accrued.
However, the
Partnership recognizes individual operating losses only to the extent of
capital contributions.  Excess losses are suspended for use in future years to
offset excess income.
                                   33

             Boston Capital Tax Credit Fund Limited Partnership

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           June 30, 1998
                            (Unaudited)

NOTE E - TAXABLE LOSS

        The Partnership's taxable loss for the fiscal year ended
March
31, 1999 is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods. No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners and assignees individually.
































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

    The Partnership is currently accruing the annual partnership management fee. Partnership management fees accrued during the quarter ended June
30, 1998 were $238,677 and total partnership management fees accrued as of
June 30, 1998 were $5,490,766. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Partnership receives sales or refinancing proceeds from Operating Partnerships, which will be used to satisfy such liabilities.

    An affiliate of the general partner has advanced $359,735 to the
Partnership to pay certain third party operating expenses. None of the funds were advanced in the quarter ended June 30, 1998. The amounts advanced to four of the six series as are as follows: $53,810 to Series 1;
$30,000 to Series 2; $94,250 to Series 3; and $181,675 to Series
4.  These and
any additional advances will be paid, without interest, from available cash flow, reporting fees, or the proceeds of sales or refinancing of the
Partnership's interests in Operating Partnerships. The Partnership anticipates that as the Operating Partnerships continue to mature, more cash flow and reporting fees will be generated. Cash flow and reporting fees will be added to the Partnership's working capital and will be available to meet future third party obligation of the Partnership. The Partnership is currently pursuing, and will continue to pursue, available cash flow and reporting fees and anticipates that the amount collected will be sufficient to cover third party operating expenses.

Capital Resources
-----------------
    The Partnership offered BACs in a Public Offering declared effective by
the Securities and Exchange Commission on August 29, 1988.  The
Partnership
received and accepted subscriptions for $97,746,940 representing
9,800,600
BACs from investors admitted as BAC Holders in Series 1 through Series 6 of the Partnership. Offers and sales of BACs in Series 1 through Series 6 of the
Partnership were completed and the last of the BACs in Series 6 were issued by the Partnership on September 29, 1989. At June 30, 1998 and 1997 the
Partnership had limited partnership equity interests in 105
Operating
Partnerships.




                               35


Series 1.
    --------- The Partnership received and accepted subscriptions for
$12,999,000, representing 1,299,900 BACs from investors admitted as BAC
Holders in Series 1. Offers and sales of BACs in Series 1 were completed and the last of the BACs in Series 1 were issued on December 14, 1988.

    As of June 30, 1998 the net proceeds from the offer and sale of BACs in Series 1 had been used to invest in a total of 19 Operating
Partnerships in
an aggregate amount of $9,069,266, and the Partnership had completed payment of all its capital contributions. Series 1 net offering proceeds in the amount of $16,674 remains in Working Capital.

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

    As of June 30, 1998 the net proceeds from the offer and sale of BACs in Series 2 had been used to invest in a total of eight Operating Partnerships in an aggregate amount of $6,411,018, and the Partnership had completed payment of all its capital contributions. Series 2 net offering proceeds in the amount of $2,143 remains in Working Capital.

    Series 3.
    --------- The Partnership received and accepted subscriptions for
$28,822,000, representing 2,882,200 BACs from investors admitted as BAC
Holders in Series 3. Offers and sales of BACs in Series 3 were completed and the last of the BACs in Series 3 were issued by the Partnership on March 14,
1989.

    As of June 30, 1998, the net proceeds from the offer and sale of BACs in Series 3 had been used to invest in a total of 33 Operating
Partnerships in
an aggregate amount of $20,872,509 and the Partnership had completed payment of all its capital contributions. Series 3 net offering proceeds in the amount of $13,508 remains in Working Capital.

    Series 4.
    --------- The Partnership received and accepted subscriptions for
$29,788,160, representing 2,995,300 BACs from investors admitted as BAC
Holders in Series 4. Offers and sales of BACs in Series 4 were completed and the last of the BACs in Series 4 were issued by the Partnership on July 7,
1989.

    As of June 30, 1998 the net proceeds from the offer and sale of BACs in Series 4 had been committed to invest in a total of 25
Operating
Partnerships in an aggregate amount of $21,868,519, and the Partnership had completed payment of all its capital contributions. Series 4 has no net offering proceeds in Working Capital.

                              36
Series 5.
    --------- The Partnership received and accepted subscriptions for
$4,899,000, representing 489,900 from investors admitted as BAC
Holders in
Series 5. Offers and sales of BACs in Series 5 were completed and the last of the BACs in Series 5 were issued by the Partnership on August 22, 1989.

     Proceeds from the sale of BACs in Series 5 were invested in Operating
Partnerships owning apartment complexes located in California only, which generate both California and Federal Housing Tax Credits. Offers and sales of
BACs in Series 5 were completed and the last of the BACs in Series 5 were issued by the Partnership on August 22, 1989.

    As of June 30, 1998 the net proceeds from the offer and sale of BACs in Series 5 had been used to invest in a total of five Operating Partnerships in an aggregate amount of $3,431,044, and the Partnership had completed payment of all installments of its capital contributions. Series 5 net offering proceeds in the amount of $129,685 remains in Working Capital.

    Series 6.
    --------- The Partnership received and accepted subscriptions for
$12,935,780, representing 1,303,000 BACs from investors admitted as BAC
Holders in Series 6. Offers and sales of BACs in Series 6 were completed and the last of the BACs in Series 6 were issued on September 29, 1989.

    As of June 30, 1998 the net proceeds from the offer and sale of BACs in Series 6 had been used to invest in a total of 15 Operating
Partnerships in
an aggregate amount of $9,359,053, and the Partnership had completed payment of all its capital contributions. Series 6 net offering proceeds in the amount of $31,289 remains in Working Capital.

Results of Operations
---------------------

    At June 30, 1998 and 1997 the Partnership held limited partnership interests in 105 Operating Partnerships. In each instance the Apartment
Complex owned by the applicable Operating Partnership is eligible for the
Federal Housing Tax Credit. Occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test(i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

    The Partnership incurs an annual partnership management fee to the General
Partner and/or its affiliates in an amount equal to 0.375% of the aggregate cost of the Apartment Complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid by the Operating Partnerships. The annual partnership management fee is currently being accrued. It is anticipated that all outstanding fees

                               37
will be repaid from the sale or refinancing proceeds. The annual partnership management fee charged to operations for the quarters ended June 30, 1998 and 1997 were $219,178 and $231,758, respectively. This amount is anticipated to be lower in subsequent fiscal years as more of the Operating Partnerships begin to pay annual asset management fees and reporting fees to the series.

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

    Series 1.
    ---------  As of June 30, 1998 and 1997, the average
Qualified
Occupancy for the series was 100% and 99.2%, respectively. The series had a total of 19 properties at June 30, 1998. Out of the total, 19 were at 100% Qualified Occupancy.

    For the three months being reported, the series reflects a net loss from
Operating Partnerships of $430,121. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflects positive operations of $930. Substantially all of the net loss for both years is attributable to accrued mortgage interest not payable currently by Kingston Property Associates (Broadway East Townhomes), Genesee Commons Associates (River Park Commons), and Unity Park Associates (Unity Park Phase II). All three Operating partnerships have forbearance agreements in place allowing the property to pay minimal mortgage payments while the property continues to accrue all interest payments due. Occupancy remains low due to a lack of rental assistance and a poor local economy. The properties have received loans from the state housing agency, which are being used to complete rehabilitation work. The work is expected to be completed during 1998 and management feels this will have a positive effect on occupancy.

    The properties owned by Townhomes of Minnehaha Court (Minnehaha Court Apartments) and Virginia Circle (Virginia Circle Townhomes) continued to incur high operating expenses, which have resulted in operating losses. Minnesota Housing Finance Agency has continued their commitment to support improved operations by granting interest free mortgage loans to Townhomes of Minnehaha (Minnehaha Court Apartments) and Virginia Circle (Virginia Circle Townhomes) to correct deferred maintenance issues. It is anticipated that the improvements will allow for a reduction of operating expenses in the future, which is essential for continued improvement in the properties' performance.

    Series 2.
    ---------  As of June 30, 1998 and 1997, the average
Qualified
Occupancy for the series was 100% for both years. The series had a total of eight properties at June 30, 1998 all of which were at 100% Qualified Occupancy.


     For the three months being reported the series reflects a net loss from the Operating Partnerships of $106,675. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect a net loss of
$16,419.

     The property owned by Haven Park Partners IV, A California L.P. (Glenhaven Park) continues to suffer from high operating expenses and occupancy issues. Management has said that the rental market is soft with an over supply of housing. As of June 30, 1998, physical occupancy was 96%. Management will continue to actively conduct outreach to generate new interest in the property along with working towards reducing the operating expenses.


Annadale Housing Partners (Annadale Apartments) has reported net losses due to operational issues associated with the property. Although occupancy has stabilized, economic factors relevant to the marketplace prevent the necessary rental income from being generated to cover the operational expenses. The Investment General Partner continues to monitor this situation closely. Occupancy is at 92% as of June 30, 1998.

    Series 3.
    ---------  As of June 30, 1998 and 1997, the average
Qualified
Occupancy for the series was 99.5% and 99.6%, respectively. The series had a total of 33 properties at June 30, 1998 of which 30 were at 100% Qualified Occupancy.

     For the three months being reported series reflects a net loss from the
Operating Partnerships of $638,729. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect a net loss of $32,802.

     The Investment General Partner continues to monitor the operations of Lincoln Hotel Associates (Lincoln Apartments) in an effort to improve the overall results of operations of the series. Winn LLC, an affiliate of the Management Company, Winn Management, is the mortgagee in possession. Winn purchased the note from First Trade Union in September 1996. In December of 1997, the owner of the property, Lincoln Hotel Associates (Lincoln Apartments) entered into a forbearance agreement with Winn LLC. In exchange for forbearance the owner contributed money towards rehabilitation of the property. Simultaneously, Winn LLC secured a rehab loan from the Department of Housing and Community Development. Rehab of the project began in January and was completed in May. With the completion of the rehab, the housing subsidy should commence and occupancy should improve. This improvement would have a positive effect on net income.






      The property owned by California Investors VI L.P. (Orchard
Park) continues to suffer from physical occupancy issues. Occupancy at June 30, 1998 was at 86%. The occupancy problem appears to be related to the marketplace, but the management agent has replaced the site manager in hopes that changes in personnel will stimulate new interest in the property. Management continues to be aggressive with marketing the property and conducting active outreach. The Operating General Partner, with the assistance of a consultant, is developing a new marketing campaign, which will be implemented during the third or fourth quarter of 1998. The curb appeal of the property has improved with capital repairs completed at the property 1997.

      At Hidden Cove Apartments (Hidden Cove), a new management company was inserted at the site in May 1998. The new management company is stabilizing occupancy and establishing a capital improvement plan to address deferred maintenance issues.

     Central Parkway Tower (Central Parkway Towers), has been experiencing occupancy problems. As of July 31, 1998 the physical occupancy is at 69%. The low occupancy has resulted in operating losses, accrued payables, and deferred maintenance.
The property manager is currently trying to increase occupancy by working with city, state, and federal agencies to expand referrals and contracts, and restructuring existing subsidies.

Series 4.
    ---------  As of June 30, 1998 and 1997, the average
Qualified
Occupancy for the series was 100% for both years.  The series had
a
total of 25 properties at June 30, 1998, all of which were at
100%
Qualified Occupancy.

    For the three months being reported series reflects a net loss from the Operating Partnerships of $531,333. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflects positive operations of $44,483.

     Unity Park Associates (Unity Park Phase II) reflects a net loss, which is attributable to accrued mortgage interest. The partnership has a forbearance agreement in place allowing the property to pay minimal mortgage payments while the property continues to accrue all interest payments due. Occupancy remains low due to a lack of rental assistance and a poor Local economy. The property has received loans from the state housing agency, which are being used to complete rehabilitation work.
The work is expected to be completed during 1998 and management feels this will have a positive effect on occupancy.

     The Operating Partnership, Van Dyck Estates XVI-A (Van Dyck Estates XVI-A) continues to pay its delinquent real estate taxes in accordance with the repayment plan. The Operating General Partner believes that once these taxes have been paid operating deficits will be minimal.






     Central Parkway Tower (Central Parkway Towers), has been experiencing occupancy problems. As of July 31, 1998 the physical occupancy is at 69%. The low occupancy has resulted in operating losses, accrued payables, and deferred maintenance.
The property manager is currently trying to increase occupancy by working with city, state, and federal agencies to expand referrals and contracts, and restructuring existing subsidies.

     The property owned by Glenhaven Park Partners (Glenhaven Park II) continues to suffer from high operating expenses and occupancy issues. Management has said that the rental market is soft with on over supply of housing. As of June 30, 1998, physical occupancy was 82%. Management will continue to actively conduct outreach to generate new interest in the property along with working towards reducing the operating expenses.


    Series 5.
    ---------  As of June 30, 1998 and 1997, the average
Qualified
Occupancy for the series was 100% for both years.  The series had
a
total of five properties at June 30, 1998, all of which were at
100%
Qualified Occupancy.

    For the three months being reported the series reflects a net loss from the Operating Partnerships of $65,283. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect a net loss operations of $5,303.

     Annadale Housing Partners (Annadale Apartments) has reported net losses due to operational issues associated with the property. Although occupancy has stabilized, economic factors relevant to the marketplace prevent the necessary rental income to be generated to cover the operational expenses. Boston Capital continues to monitor this situation closely. At June 30, 1998 occupancy was at 92%.

     The property owned by Glenhaven Park Partners (Glenhaven Estates) continues to suffer from high operating expenses and occupancy issues. Management has said that the rental market is soft with on over supply of housing. As of June 30, 1998, physical occupancy was 82%. Management will continue to actively conduct outreach to generate new interest in the property along with working towards reducing the operating expenses.


Series 6.
    ---------  As of June 30, 1998 and 1997, the average
Qualified
Occupancy for the series was 99.7% for both years. The series had a total of 15 properties at June 30, 1998 of which 14 were at 100% Qualified Occupancy.

    For the three months being reported the series reflects a net loss from the Operating Partnerships of $194,493. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of
$177,966.





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



                                BOSTON CAPITAL TAX CREDIT
                                FUND LIMITED PARTNERSHIP



                           By:  Boston Capital Associates Limited
                                Partnership, General Partner



                           By:  C&M Associates, d/b/a
                                Boston Capital Associates



Date:  August 19, 1998      By:   /s/JOHN P. MANNING
                                 ---------------------------
                                John P. Manning, Partner
                                Partner & Principal Financial
                                Officer
























