Form 10-Q
period 1998-09-30
BOSTON CAPITAL TAX CREDIT FUND LTD PARTNERSHIP
filed 1998-11-19
CIK 835095

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  September 30, 1998
                                     --------------------
                                               or

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



                        QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED September 30, 1998
              -----------------------------------------------


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

PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K..................

            Signatures........................................





















               Boston Capital Tax Credit Fund Limited Partnership

                            BALANCE SHEETS



                                            September 30,
March 31,
                                                1998
1998
                                             (Unaudited)
(Audited)
                                            ------------
------------
ASSETS

INVESTMENTS IN OPERATING
PARTNERSHIPS (Note D)                        $19,679,424
$21,247,830

OTHER ASSETS
   Cash and cash equivalents                     167,181
176,885
   Other assets                                  713,229
672,439
                                              ----------
----------

                                             $20,559,834
$22,097,154
                                              ==========
==========

LIABILITIES

Accounts payable                             $     1,919
$         -
Accounts payable - affiliates (Note C)         6,470,749
5,879,773
                                              ----------
----------

PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 9,800,600 issued and      14,796,206
16,905,119
     outstanding

General Partner                                 (709,040)
(687,738)
                                              ----------
----------
                                              14,087,166
16,217,381
                                              ----------
----------

                                             $20,559,834
$ 22,097,154
                                              ==========
==========




       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund Limited Partnership

                              BALANCE SHEETS

                                                      SERIES 1

---------------------------

                                             September 30,
March 31,
                                                1998
1998
                                             (Unaudited)
(Audited)
                                             ----------
----------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                      $  39,010        $
39,010


OTHER ASSETS
Cash and cash equivalents                         7,475
15,351
Other assets                                     68,113
68,113
                                              ---------        -
--------

                                             $  114,598       $
122,474
                                              =========
=========

LIABILITIES

Accounts payable                             $      128       $
-
Accounts payable - affiliates (Note C)        1,405,662
1,306,517
                                              ---------        --
-------

PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 1,299,900 issued and     (1,165,057)
(1,058,979)
     outstanding

General Partner                                (126,135)
(125,064)
---------        ---------

                                             (1,291,192)
(1,184,043)
                                              ---------        -
--------

                                            $   114,598      $
122,474
                                              =========
=========



         The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund Limited Partnership

                           BALANCE SHEETS

                                                      SERIES 2

----------------------------

                                            September 30,
March 31,
                                                1998
1998
ASSETS                                       (Unaudited)
(Audited)
                                             -----------
---------
INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                      $1,799,585
$1,889,149

OTHER ASSETS
Cash and cash equivalents                          7,011
3,977
Other assets                                     360,285
360,285
                                               ---------
---------

                                              $2,166,881
$2,253,411
                                               =========
=========



LIABILITIES

Accounts payable                              $       89      $
-
Accounts payable - affiliates (Note C)           441,776
390,924
                                               ---------
---------

PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 830,300 issued and
     outstanding                               1,777,109
1,913,205

General Partner                                  (52,093)
(50,718)
                                               ---------
---------

                                               1,725,016
1,862,487
                                               ---------
---------

                                              $2,166,881
$2,253,411
                                               =========
=========



        The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund Limited Partnership

                              BALANCE SHEETS

                                                       SERIES 3

----------------------------

                                           September 30,
March 31,
                                                1998
1998
ASSETS                                       (Unaudited)
(Audited)
                                             -----------
---------
INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                      $4,125,457
$4,858,313

OTHER ASSETS
Cash and cash equivalents                          4,281
14,333    Other assets
41,861          41,861
                                               ---------
---------

                                              $4,171,599
$4,914,507
                                               =========
=========



LIABILITIES

Accounts payable                              $    1,290      $
-
Accounts payable - affiliates (Note C)         1,759,833
1,615,058
                                               ---------
---------

PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 2,882,200 issued and
     outstanding                               2,638,285
3,518,368


General Partner                                 (227,809)
(218,919)
                                               ---------
---------

                                               2,410,476
3,299,449
---------       ---------

                                              $4,171,599
$4,914,507
                                               =========
=========


       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund Limited Partnership

                           BALANCE SHEETS

                                                      SERIES 4

----------------------------
                                            September 30,
March 31,
                                                1998
1998
                                             (Unaudited)
(Audited)
                                            ------------
----------
ASSETS

   INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $  8,274,904     $
8,752,503

OTHER ASSETS

   Cash and cash equivalents                      11,755
1,955          Other assets
209,857         169,067
                                              ----------      -
---------

                                            $  8,496,516    $
8,923,525
                                              ==========
==========



LIABILITIES

Accounts payable                            $        259    $
-
Accounts payable - affiliates (Note C)         1,665,359
1,461,678
                                              ----------      -
---------

PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 2,995,300 issued and
     outstanding                               7,022,693
7,647,333
General Partner                                 (191,795)
(185,486)
                                              ----------      -
---------

                                               6,830,898
7,461,847                                                    ---
-------      ----------

                                             $ 8,496,516     $
8,923,525
                                              ==========
==========


          The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund Limited Partnership

                            BALANCE SHEETS

                                                      SERIES 5

----------------------------
                                            September 30 ,
March 31,
                                                1998
1998
                                             (Unaudited)
(Audited)
                                            ------------
----------

ASSETS

  INVESTMENTS IN OPERATING
  PARTNERSHIPS (Note D)                       $1,115,614
$1,173,153


OTHER ASSETS

  Cash and cash equivalents                      120,321
130,957
  Other assets                                    33,113
33,113
                                               ---------
---------

                                              $1,269,048
$1,337,223
                                               =========
=========



LIABILITIES

Accounts payable                              $       49      $
-
Accounts payable - affiliates (Note C)           127,008
107,280
                                               ---------
---------

PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 489,900 issued and
     outstanding                               1,172,322
1,259,394

General Partner                                  (30,331)
(29,451)
                                               ---------
---------

                                               1,141,991
1,229,943
                                               ---------
---------

                                              $1,269,048
$1,337,223
                                               =========
=========

     The accompanying notes are an integral part of these
statements.
                                  6

            Boston Capital Tax Credit Fund Limited Partnership

                         BALANCE SHEETS


                                                     SERIES 6

----------------------------
                                           September 30,
March 31,
                                               1998
1998
                                            (Unaudited)
(Audited)
                                            ------------
----------

ASSETS

   INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                      $4,324,854
$4,535,702


OTHER ASSETS

   Cash and cash equivalents                      16,338
10,312
   Other assets                                        -
-
                                               ---------
---------

                                              $4,341,192
$4,546,014
                                               =========
=========



LIABILITIES

Accounts payable                              $      104      $
-
Accounts payable - affiliates (Note C)         1,071,111
998,316
---------       ---------
PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 1,303,000 issued and
     outstanding                               3,350,854
3,625,798

General Partner                                  (80,877)
(78,100)
                                               ---------
---------

                                               3,269,977
3,547,698
                                               ---------
---------

                                              $4,341,192
$4,546,014
                                               =========
=========

      The accompanying notes are an integral part of these
statements.
                                   7

             Boston Capital Tax Credit Fund Limited Partnership

                         STATEMENTS OF OPERATIONS

                     Three Months Ended September 30,
                               (Unaudited)



                                             1998         1997
                                             ----         ----

Income
  Interest income                       $     1,193   $     1,443
  Miscellaneous income                            -           472
                                         ----------    ----------

                                              1,193         1,915
                                         ----------    ----------

Share of loss from Operating
  Partnerships (Note D)                    (768,033)
(1,249,825)
                                         ----------    ----------

Expenses
  Partnership management fees               232,070       231,758
  General and administrative expenses       104,085        28,154
                                         ----------    ----------

                                            336,155       259,912
                                         ----------    ----------


  NET LOSS                              $(1,102,995)
$(1,507,822)
                                         ==========    ==========

Net loss allocated to assignees         $(1,091,966)
$(1,492,744)
                                         ==========    ==========

Net loss allocated to general partner   $   (11,029)  $
(15,078)
                                         ==========    ==========

Net loss per BAC                        $      (.56)  $
(.83)
                                         ==========    ==========





       The accompanying notes are an integral part of these statements.

          Boston Capital Tax Credit Fund Limited Partnership

                       STATEMENTS OF OPERATIONS

                    Three Months Ended September 30,
                             (Unaudited)

                                                      SERIES 1

-----------------------
                                                  1998
1997
                                                  ----
----
Income
  Interest income                             $       85     $
265
  Miscellaneous income                                 -
1
                                                --------
--------

                                                      85
266
                                                --------
--------

Share of loss from Operating
  Partnerships (Note D)                                -
(50,003)
                                                --------
--------

Expenses
  Partnership management fees                     45,216
39,216
  General and administrative expenses             18,700
19,079
                                                --------
--------

                                                  63,916
58,295
                                                --------
--------


  NET LOSS                                    $  (63,193)
$(108,032)
                                                ========
========

Net loss allocated to assignees               $  (63,831)
$(106,952)
                                                ========
========

Net loss allocated to general partner         $     (638)    $
(1,080)
                                                ========
========

Net loss per BAC                              $     (.04)    $
(.08)
                                                ========
========






        The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund Limited Partnership

                        STATEMENTS OF OPERATIONS

                    Three Months Ended September 30,
                               (Unaudited)


                                                     SERIES 2

----------------------
                                                  1998
1997
                                                  ----
----
Income
  Interest income                             $      34      $
14
  Miscellaneous income                                -
-
                                               --------
--------

                                                     34
14
                                               --------
--------

Share of loss from Operating
  Partnerships (Note D)                         (36,523)
(66,887)
                                               --------
--------

Expenses
  Partnership management fees                    15,432
14,432
  General and administrative expenses            13,070
14,326
                                               --------
--------

                                                 28,502
28,758
                                               --------
--------


  NET LOSS                                    $ (64,991)    $
(95,631)
                                               ========
========

Net loss allocated to assignees               $ (64,341)    $
(94,675)
                                               ========
========

Net loss allocated to general partner         $    (650)    $
(956)
                                               ========
========

Net loss per BAC                              $    (.07)    $
(.11)
                                               ========
========




       The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund Limited Partnership

                        STATEMENTS OF OPERATIONS

                     Three Months Ended September 30,
                              (Unaudited)


                                                     SERIES 3

----------------------
                                                 1998
1997
                                                 ----
----
Income
  Interest income                             $      72     $
86
  Miscellaneous income                                -
88
                                               --------
--------

                                                     72
174
                                               --------
--------

Share of loss from Operating
  Partnerships (Note D)                        (377,805)
(483,371)
                                               --------
--------

Expenses
  Partnership management fees                    63,040
61,897
  General and administrative expenses            22,866
22,964
                                               --------
--------

                                                 85,906
84,861
                                               --------
--------


  NET LOSS                                    $(463,639)
$(568,058)
                                               ========
========

Net loss allocated to assignees               $(459,003)
$(562,377)
                                               ========
========

Net loss allocated to general partner         $  (4,636)    $
(5,681)
                                               ========
========

Net loss per BAC                              $    (.16)    $
(.19)
                                               ========
========





       The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund Limited Partnership

                         STATEMENTS OF OPERATIONS

                      Three Months Ended September 30,
                               (Unaudited)


                                                     SERIES 4

----------------------
                                                 1998
1997
                                                 ----
----
Income
  Interest income                             $      27     $
24
  Miscellaneous income                                -
-
                                               --------
--------

                                                     27
24
                                               --------
--------

Share of loss from Operating
  Partnerships (Note D)                        (251,731)
(158,660)
                                               --------
--------

Expenses
  Partnership management fees                    62,721
62,721
  General and administrative expenses            23,471
24,973
                                               --------
--------

                                                 86,192
87,694
                                               --------
--------


  NET LOSS                                    $(337,896)
$(246,330)
                                               ========
========

Net loss allocated to assignees               $(334,517)
$(243,867)
                                               ========
========

Net loss allocated to general partner         $  (3,379)    $
(2,463)
                                               ========
========

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

           Boston Capital Tax Credit Fund Limited Partnership

                       STATEMENTS OF OPERATIONS

                   Three Months Ended September 30,
                             (Unaudited)

                                                      SERIES 5

----------------------
                                                 1998
1997
                                                 ----
----
Income
  Interest income                             $     808     $
866
  Miscellaneous income                                -
-
                                               --------
--------

                                                    808
866
                                               --------
--------

Share of loss from Operating
  Partnerships (Note D)                         (26,414)
(38,823)
                                               --------
--------

Expenses
  Partnership management fees                     9,592
9,592
  General and administrative expenses            10,444
11,916
                                               --------
--------

                                                 20,036
21,508
                                               --------
--------


  NET LOSS                                    $ (45,642)    $
(59,465)
                                               ========
========

Net loss allocated to assignees               $ (45,186)    $
(58,870)
                                               ========
========

Net loss allocated to general partner         $    (456)    $
(595)
                                               ========
========

Net loss per BAC                              $    (.09)    $
(.12)
                                               ========
========






       The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund Limited Partnership

                     STATEMENTS OF OPERATIONS

                 Three Months Ended September 30,
                           (Unaudited)

                                                      SERIES 6

----------------------
                                                 1998
1997
                                                 ----
----
Income
  Interest income                             $     167     $
171
  Miscellaneous income                                -
-
                                               --------
--------

                                                    167
171
                                               --------
--------

Share of loss from Operating
  Partnerships (Note D)                         (75,560)
(12,093)
                                               --------
--------

Expenses
  Partnership management fees                    36,069
36,069
  General and administrative expenses            15,534
16,500
                                               --------
--------

                                                 51,603
52,569
                                               --------
--------


  NET LOSS                                    $(126,996)    $
(64,491)
                                               ========
========

Net loss allocated to assignees               $(125,726)    $
(63,846)
                                               ========
========

Net loss allocated to general partner         $  (1,270)    $
(645)
                                               ========
========

Net loss per BAC                              $    (.09)    $
(.05)
                                               ========
========






       The accompanying notes are an integral part of these statements.

       Boston Capital Tax Credit Fund Limited Partnership

                         STATEMENTS OF OPERATIONS

                       Six Months Ended September 30,
                               (Unaudited)



                                             1998         1997
                                             ----         ----

Income
  Interest income                       $     2,447   $     1,443
  Miscellaneous income                           11           472
                                         ----------    ----------

                                              2,458         1,915
                                         ----------    ----------

Share of loss from Operating
  Partnerships (Note D)                  (1,558,621)
(1,249,825)
                                         ----------    ----------

Expenses
  Partnership management fees               451,247       231,758
  General and administrative expenses       122,805        28,154
                                         ----------    ----------

                                            574,052       259,912
                                         ----------    ----------


  NET LOSS                              $(2,130,215)
$(1,507,822)
                                         ==========    ==========

Net loss allocated to assignees         $(2,108,913)
$(1,492,744)
                                         ==========    ==========

Net loss allocated to general partner   $   (21,302)  $
(15,078)
                                         ==========    ==========

Net loss per BAC                        $     (1.14)  $
(.83)
                                         ==========    ==========





       The accompanying notes are an integral part of these statements.

          Boston Capital Tax Credit Fund Limited Partnership

                       STATEMENTS OF OPERATIONS

                    Six Months Ended September 30,
                             (Unaudited)

                                                      SERIES 1

-----------------------
                                                  1998
1997
                                                  ----
----
Income
  Interest income                             $      194     $
415
  Miscellaneous income                                 -
1
                                                --------
--------

                                                     194
416
                                                --------
--------

Share of loss from Operating
  Partnerships (Note D)                                -
(117,749)
                                                --------
--------

Expenses
  Partnership management fees                     86,432
84,432
  General and administrative expenses             20,911
23,402
                                                --------
--------

                                                 107,343
107,834
                                                --------
--------


  NET LOSS                                    $ (107,149)
$(225,167)
                                                ========
========

Net loss allocated to assignees               $ (106,078)
$(222,915)
                                                ========
========

Net loss allocated to general partner         $   (1,071)    $
(2,252)
                                                ========
========

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

            Boston Capital Tax Credit Fund Limited Partnership

                        STATEMENTS OF OPERATIONS

                    Six Months Ended September 30,
                               (Unaudited)


                                                     SERIES 2

----------------------
                                                  1998
1997
                                                  ----
----
Income
  Interest income                             $      53      $
31
  Miscellaneous income                                -
-
                                               --------
--------

                                                     53
31
                                               --------
--------

Share of loss from Operating
  Partnerships (Note D)                         (89,562)
(127,273)
                                               --------
--------

Expenses
  Partnership management fees                    32,742
31,742
  General and administrative expenses            15,220
17,680
                                               --------
--------

                                                 47,961
49,422
                                               --------
--------


  NET LOSS                                    $(137,471)
$(176,664)
                                               ========
========

Net loss allocated to assignees               $(136,096)
$(174,897)
                                               ========
========

Net loss allocated to general partner         $  (1,375)    $
(1,767)
                                               ========
========

Net loss per BAC                              $    (.16)    $
(.21)
                                               ========
========




       The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund Limited Partnership

                        STATEMENTS OF OPERATIONS

                     Six Months Ended September 30,
                              (Unaudited)


                                                     SERIES 3

----------------------
                                                 1998
1997
                                                 ----
----
Income
  Interest income                             $     172     $
90
  Miscellaneous income                               11
560
                                               --------
--------

                                                    183
650
                                               --------
--------

Share of loss from Operating
  Partnerships (Note D)                        (732,858)
(978,676)
                                               --------
--------

Expenses
  Partnership management fees                   127,537
127,394
  General and administrative expenses            28,761
31,192
                                               --------
--------

                                                156,298
158,586
                                               --------
--------


  NET LOSS                                    $(888,973)
$(1,136,612)
                                               ========
========

Net loss allocated to assignees               $(880,083)
$(1,125,246)
                                               ========
========

Net loss allocated to general partner         $  (8,890)    $
(11,366)
                                               ========
========

Net loss per BAC                              $    (.31)    $
(.39)
                                               ========
========





       The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund Limited Partnership

                         STATEMENTS OF OPERATIONS

                      Six Months Ended September 30,
                               (Unaudited)


                                                     SERIES 4

----------------------
                                                 1998
1997
                                                 ----
----
Income
  Interest income                             $      34     $
81
  Miscellaneous income                                -
-
                                               --------
--------

                                                     34
81
                                               --------
--------

Share of loss from Operating
  Partnerships (Note D)                        (477,600)
(523,905)
                                               --------
--------

Expenses
  Partnership management fees                   125,442
125,442
  General and administrative expenses            27,941
32,330
                                               --------
--------

                                                153,383
157,772
                                               --------
--------


  NET LOSS                                    $(630,949)
$(681,596)
                                               ========
========

Net loss allocated to assignees               $(624,640)
$(674,780)
                                               ========
========

Net loss allocated to general partner         $  (6,309)    $
(6,816)
                                               ========
========

Net loss per BAC                              $    (.21)    $
(.22)
                                               ========
========





       The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund Limited Partnership

                       STATEMENTS OF OPERATIONS

                    Six Months Ended September 30,
                             (Unaudited)

                                                      SERIES 5

----------------------
                                                 1998
1997
                                                 ----
----
Income
  Interest income                             $   1,696     $
1,875
  Miscellaneous income                                -
-
                                               --------
--------

                                                  1,696
1,875
                                               --------
--------

Share of loss from Operating
  Partnerships (Note D)                         (57,539)
(60,024)
                                               --------
--------

Expenses
  Partnership management fees                    19,456
19,456
  General and administrative expenses            12,653
13,844
                                               --------
--------

                                                 32,109
33,300
                                               --------
--------


  NET LOSS                                    $ (87,952)    $
(91,449)
                                               ========
========

Net loss allocated to assignees               $ (87,072)    $
(90,535)
                                               ========
========

Net loss allocated to general partner         $    (880)    $
(914)
                                               ========
========

Net loss per BAC                              $    (.17)    $
(.18)
                                               ========
========






       The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund Limited Partnership

                     STATEMENTS OF OPERATIONS

                  Six Months Ended September 30,
                           (Unaudited)

                                                      SERIES 6

----------------------
                                                 1998
1997
                                                 ----
----
Income
  Interest income                             $     298     $
377
  Miscellaneous income                                -
-
                                               --------
--------

                                                    298
377
                                               --------
--------

Share of loss from Operating
  Partnerships (Note D)                        (201,062)
(252,035)
                                               --------
--------

Expenses
  Partnership management fees                    59,638
67,138
  General and administrative expenses            17,319
19,542
                                               --------
--------

                                                 76,957
86,680
                                               --------
--------


  NET LOSS                                    $(277,721)
$(338,338)
                                               ========
========

Net loss allocated to assignees               $(274,944)
$(334,955)
                                               ========
========

Net loss allocated to general partner         $  (2,777)    $
(3,383)
                                               ========
========

Net loss per BAC                              $    (.21)    $
(.26)
                                               ========
========






       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund Limited Partnership

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                     Six Months Ended September 30, 1998
                                 (Unaudited)



                                               General
                                Assignees      Partner      Total
                                ---------      -------      -----


Partners' capital (deficit),
    April 1, 1998             $16,905,119     $(687,738)
$16,217,381


Net loss                       (2,108,913)      (21,302)
(2,130,215)
                               ----------      --------
----------


Partners' capital (deficit),
September 30, 1998            $14,796,206     $(709,040)
$14,087,166
                               ==========      ========
==========
























       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund Limited Partnership

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                     Six Months Ended September 30, 1998
                                 (Unaudited)


                                               General
                                Assignees      Partner
Total
                                ---------      -------
-----
Series 1
--------

Partners' capital (deficit),
    April 1, 1998             $(1,058,979)    $(125,064)
$(1,184,043)

Net loss                         (106,078)       (1,071)
(107,149)
                                ---------      --------    --
--------
Partners' capital (deficit),
September 30, 1998            $(1,165,057)    $(126,135)
$(1,291,192)
                                =========      ========
==========

Series 2
--------

Partners' capital (deficit),
    April 1, 1998             $ 1,913,205     $ (50,718)
$1,862,487

Net loss                         (136,096)       (1,375)
(137,471)
                                ---------       -------
---------

Partners' capital (deficit),
September 30, 1998            $ 1,777,109     $ (52,093)
$1,725,016
                                =========       =======
=========

Series 3
--------

Partners' capital (deficit),
    April 1, 1998             $ 3,518,368     $(218,919)  $
3,299,449

Net loss                         (880,083)       (8,890)
(888,973)
                               ----------      --------
----------

Partners' capital (deficit),
September 30, 1998            $ 2,638,285     $(227,809)  $
2,410,476
                               ==========      ========
==========


       The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund Limited Partnership

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                     Six Months Ended September 30, 1998
                                 (Unaudited)



                                               General
                                Assignees      Partner      Total
                                ---------      -------      -----
Series 4
--------

Partners' capital (deficit),
    April 1, 1998             $ 7,647,333     $(185,486)  $
7,461,847

Net loss                         (624,640)       (6,309)
(630,949)
                               ----------      --------
----------
Partners' capital (deficit),
September 30, 1998            $ 7,022,693     $(191,795)  $
6,830,898
                               ==========      ========
==========

Series 5
--------

Partners' capital (deficit),
    April 1, 1998             $1,259,394      $ (29,451)  $
1,229,943

Net loss ,                       (87,072)          (880)
(87,952)
                               ---------        -------
---------

Partners' capital (deficit),
September 30, 1998            $1,172,322      $ (30,331)  $
1,141,991
                               =========        =======
=========

Series 6
--------

Partners' capital (deficit),
    April 1, 1998             $3,625,798      $(78,100)
$3,547,698

Net loss                        (274,944)       (2,777)
(277,721)
                               ---------      --------
--------

Partners' capital (deficit),
September 30, 1998            $3,350,854      $(80,877)
$3,269,977
                               =========       =======
=========


       The accompanying notes are an integral part of these
statements.
                                  24

            Boston Capital Tax Credit Fund Limited Partnership

                         STATEMENTS OF CASH FLOWS

                      Six Months Ended September 30,
                                (Unaudited)



                                             1998
1997
                                             ----
----
Cash flows from operating activities:
    Net loss                              $(2,130,215)
$(1,507,822)
    Adjustments
       Distributions from Operating
         Partnerships                           9,786
-
       Amortization                                 -
-
       Share of loss from Operating
         Partnerships                       1,558,621
1,249,825

    Changes in assets and liabilities
       Increase (Decrease) in accounts
         payable                              592,894
329,601
       Decrease (Increase) in other
         assets                               (40,790)
(78,301)
                                           ----------
----------

         Net cash provided by (used in)
           operating activities                (9,704)
(6,697)
                                           ----------
----------

        INCREASE (DECREASE) IN CASH AND CASH
           EQUIVALENTS                         (9,704)
(6,697)

Cash and cash equivalents, beginning          176,885
224,629
                                           ----------
----------

Cash and cash equivalents, ending         $   167,181    $
217,932
                                           ==========
==========





      The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund Limited Partnership

                           STATEMENTS OF CASH FLOWS

                       Six Months Ended September 30,
                                 (Unaudited)

                                                    Series 1

-------------------------
                                               1998
1997
                                               ----
----
Cash flows from operating activities:
    Net loss                              $  (107,149)   $
(225,167)
    Adjustments
       Distributions from Operating
         Partnerships                               -
-
       Amortization                                 -
-
       Share of loss from Operating
         Partnerships                               -
117,749

    Changes in assets and liabilities
       Increase (Decrease) in accounts
         payable                               99,273
91,255
       Decrease (Increase) in other
         assets                                     -
-
                                           ----------
----------

         Net cash provided by (used in)
           operating activities                (7,876)
(16,163)
                                           ----------
----------

        INCREASE (DECREASE) IN CASH AND CASH
           EQUIVALENTS                         (7,876)
(16,163)

Cash and cash equivalents, beginning           15,351
33,374
                                           ----------
----------

Cash and cash equivalents, ending         $     7,475    $
17,211
                                           ==========
==========





      The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund Limited Partnership

                           STATEMENTS OF CASH FLOWS

                        Six Months Ended September 30,
                                 (Unaudited)

                                                    Series 2

-------------------------
                                             1998
1997
                                             ----
----
Cash flows from operating activities:
    Net loss                              $  (137,471)   $
(176,664)
    Adjustments
       Distributions from Operating
         Partnerships                               -
-
       Amortization                                 -
-
       Share of loss from Operating
         Partnerships                          89,562
127,273

    Changes in assets and liabilities
       Increase (Decrease) in accounts
         payable                               50,943
47,521
       Decrease (Increase) in other
         assets                                     -
-
                                           ----------
----------

         Net cash provided by (used in)
           operating activities                 3,034
(1,870)
                                           ----------
----------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                 3,034
(1,870)

Cash and cash equivalents, beginning            3,977
3,205
                                           ----------
----------

Cash and cash equivalents, ending         $     7,011    $
1,335
                                           ==========
==========




      The accompanying notes are an integral part of these statements.

          Boston Capital Tax Credit Fund Limited Partnership

                       STATEMENTS OF CASH FLOWS

                    Six Months Ended September 30,
                             (Unaudited)

                                                    Series 3

-------------------------
                                             1998
1997
                                             ----
----
Cash flows from operating activities:
    Net loss                              $  (888,973)
$(1,136,612)
    Adjustments
       Distributions from Operating
         Partnerships                               -
2,677
       Amortization                                 -
-
       Share of loss from Operating
         Partnerships                         732,858
978,676

    Changes in assets and liabilities
       Increase (Decrease) in accounts
         payable                              146,063
158,110
       Decrease (Increase) in other
         assets                                     -
-
                                           ----------
----------

         Net cash provided by (used in)
           operating activities               (10,052)
2,851
                                           ----------
----------

         INCREASE (DECREASE) IN CASH AND CASH
           EQUIVALENTS                        (10,052)
2,851

Cash and cash equivalents, beginning           14,333
1,832
                                           ----------
----------

Cash and cash equivalents, ending         $     4,281    $
4,683
                                           ==========
=========





      The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund Limited Partnership

                         STATEMENTS OF CASH FLOWS

                       Six Months Ended September 30,
                                (Unaudited)
                                                    Series 4

-------------------------
                                             1998
1997
                                             ----
----
Cash flows from operating activities:
    Net loss                              $ (630,949)   $
(681,596)
    Adjustments
       Distributions from Operating
         Partnerships                              -
-
       Amortization                                -
-
       Share of loss from Operating
         Partnerships                        477,600
523,905

    Changes in assets and liabilities
       Increase (Decrease) in accounts
         payable                             203,939
228,221
       Decrease (Increase) in other
         assets                              (40,790)
(82,501)
                                           ---------
----------

         Net cash provided by (used in)
           operating activities                9,800
(11,971)
                                           ---------
----------

         DECREASE IN CASH AND CASH
           EQUIVALENTS                         9,800
(11,971)

Cash and cash equivalents, beginning           1,955
12,708
                                           ---------
----------

Cash and cash equivalents, ending         $   11,755    $
737
                                           =========
==========






      The accompanying notes are an integral part of these
statements.
                                     29

              Boston Capital Tax Credit Fund Limited Partnership

                          STATEMENTS OF CASH FLOWS

                       Six Months Ended September 30,
                                 (Unaudited)

                                                    Series 5

-------------------------
                                               1998
1997
                                               ----
----
Cash flows from operating activities:
    Net loss                              $   (87,952)   $
(91,449)
    Adjustments
       Distributions from Operating
         Partnerships                               -
-
       Amortization                                 -
-
       Share of loss from Operating
         Partnerships                          57,539
60,024

    Changes in assets and liabilities
       Increase (Decrease) in accounts
         payable                               19,777
19,728
       Decrease (Increase) in other
         assets                                     -
-
                                           ----------
----------

         Net cash provided by (used in)
           operating activities               (10,636)
(11,697)
                                           ----------
----------
         DECREASE IN CASH AND CASH
           EQUIVALENTS                        (10,636)
(11,697)

Cash and cash equivalents, beginning          130,957
146,095
                                           ----------
----------

Cash and cash equivalents, ending         $   120,321     $
134,398
                                           ==========
==========




      The accompanying notes are an integral part of these statements.

                                   30

             Boston Capital Tax Credit Fund Limited Partnership

                           STATEMENTS OF CASH FLOWS

                        Six Months Ended September 30,
                                  (Unaudited)

                                                    Series 6

-------------------------
                                              1998
1997
                                              ----
----
Cash flows from operating activities:
    Net loss                              $  (277,721)   $
(338,338)
    Adjustments
       Distributions from Operating
         Partnerships                           9,786
-
       Amortization                                 -
-
       Share of loss from Operating
         Partnerships                         201,062
252,035

    Changes in assets and liabilities
       Increase (Decrease) in accounts
         payable                               72,899
72,138
       Decrease (Increase) in other
         assets                                     -
-
                                           ----------
----------

         Net cash provided by (used in)
           operating activities                 6,026
(14,165)
                                           ----------
----------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                 6,026
(14,165)

Cash and cash equivalents, beginning           10,312
27,415
                                           ----------
----------

Cash and cash equivalents, ending         $    16,338    $
13,250
                                           ==========
==========





      The accompanying notes are an integral part of these statements.

                                   31

              Boston Capital Tax Credit Fund Limited Partnership
                        NOTES TO FINANCIAL STATEMENTS
                             September 30, 1998
                               (Unaudited)
NOTE A - ORGANIZATION

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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

     The condensed financial statements included herein as of September 30,
1998 and for the six months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the
Securities and Exchange Commission. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the
Partnership adjusts its investment cost for its share of each Operating
Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Partnership in acquiring the investments in
Operating Partnerships are capitalized to the investment account.
The
Partnership's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested


                                    32
           Boston Capital Tax Credit Fund Limited Partnership
               NOTES TO FINANCIAL STATEMENTS - CONTINUED
                        September 30, 1998
                            (Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES (continued) that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's
Annual Report on Form 10-K.

NOTE C - RELATED PARTY TRANSACTIONS
       The Partnership has entered into several transactions with various affiliates of the general partner, including Boston Capital
Partners, Inc. and
Boston Capital Asset Management Limited Partnership (formerly
Boston Capital
Communications Limited Partnership).

       General and administrative expenses incurred by Boston
Capital
Partners, Inc. and its affiliates were charged to each series'
operations for
the quarters ended September 30, 1998 and 1997 as follows:
                               1998       1997
                              -----      -----
                Series 1    $   416    $   823
                Series 2      1,026      1,846
                Series 3      1,109      1,860
                Series 4      1,248      1,870
                Series 5        501      1,498
                Series 6        416        949
                             ------     ------
                            $ 4,716    $ 8,848
                             ======     ======

       An annual partnership management fee based on .375 percent of the
aggregate cost of all apartment complexes owned by the Operating
Partnerships
has been accrued to Boston Capital Asset Management Limited
Partnership
(formerly Boston Capital Communications Limited Partnership).
The partnership
management fee accrued for the quarters ended September 30, 1998 and 1997 are
as follows:
                               1998        1997
                               ----        ----
                Series 1   $ 45,216    $ 45,216
                Series 2     17,310      17,310
                Series 3     67,497      67,497
                Series 4     62,721      62,721
                Series 5      9,864       9,864
                Series 6     36,069      36,069
                            -------     -------
                           $238,677    $238,677
                            =======     =======
      Accounts payable - affiliates at September 30, 1998 and
1997 represents
accrued general and administrative expenses and partnership
management fees,
and advances from an affiliate of the general partner,  which are payable to
Boston Capital Partners, Inc., and Boston Capital Asset
Management Limited
Partnership (formerly Boston Capital Communications Limited
Partnership).
                                     33
          Boston Capital Tax Credit Fund Limited Partnership
               NOTES TO FINANCIAL STATEMENTS - CONTINUED
                      September 30, 1998
                         (Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS  (continued)
      As of September 30, 1998, an affiliate of the general partner advanced a total of $258,250 to the Partnership to pay certain operating expenses of some of the series. $66,000 of the funds were advanced during the quarter ended
September 30, 1998. These advances are included in Accounts payable
-affiliates. These advances, and any additional advances, will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships.

      As of September 30, 1998, an affiliate of the general
partner funded
$208,875, interest free, to the Partnership (Series 1 and 4) so that it could
make three separate loans to the Operating Partnerships Virginia Circle, Townhomes of Minnehaha, and Van Dyck Estates in the amounts of $10,419, $3,391, and $195,065, respectively. $3,887 of the funds were advanced during the quarter ended September 30, 1998. The loans to all three Operating Partnerships are being made to fund operating expenses of the Operating Partnership. These advances will be repaid to the Partnership by the Operating Partnerships with surplus cash from operations.

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS
       At September 30, 1998 and 1997, the Partnership had limited partnership interests in one hundred and five Operating Partnerships which own operating apartment complexes as follows: nineteen in Series 1; eight in Series 2;
thirty-three in Series 3; twenty-five in Series 4; five in Series
5; and
fifteen in Series 6.

       Under the terms of the Partnership's investment in each Operating
Partnership, the Partnership was required to make capital contributions to such Operating Partnerships. These contributions were payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. At September 30, 1998 and 1997, all capital contributions had been paid to the Operating Partnerships in all of the Series.

       The Partnership's fiscal year ends March 31 of each year, while all the
Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating
Partnerships are for the six months ended June 30, 1998.

       The combined unaudited summarized statements of operations of the
Operating Partnerships for the six months ended June 30, 1998 and
1997
are as follows:



                                  34

            Boston Capital Tax Credit Fund Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                         September 30, 1998
                              (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                        Six Months Ended June 30,
                             (Unaudited)

                                                 Series 1

---------------------------
                                          1998             1997
                                          ----             ----
Revenues
   Rental                             $ 2,483,885      $
2,470,980
   Interest and other                     151,708
110,678
                                        ---------        -
--------
                                        2,635,593
2,581,658
                                        ---------        -
--------
Expenses
  Interest                                603,947
602,519
  Depreciation and amortization           856,626
853,215
  Operating expenses                    2,041,875
2,147,298
                                        ---------        --
-------
                                        3,502,448
3,603,032
                                        ---------        -
--------
          NET LOSS                    $  (866,855)
$(1,021,374)
                                        =========
=========
Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership                $         -      $
(117,749)
                                        =========
=========

Net loss allocated to other partners  $    (8,669)     $
(10,214)
                                        =========
=========

Net loss suspended                    $  (858,186)     $
(893,411)
                                        =========
=========

The variance in allowable loss from the Operating Partnerships for the three months ended September 30, 1998 and 1997 is mainly a result of the way the
Partnership accounts for its investment in Operating
Partnerships.  The
Partnership accounts for its investments using the equity method of
accounting.  Under the equity method of accounting, the
Partnership adjusts
its investment cost for its share of each Operating Partnership's results of
operations and for any distributions received or accrued.
However, the
Partnership recognizes individual operating losses only to the extent of
capital contributions.  Excess losses are suspended for use in future years to
offset excess income.
                                    35

            Boston Capital Tax Credit Fund Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                        September 30, 1998
                           (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                        Six Months Ended June 30,
                              (Unaudited)

                                                Series 2

--------------------------
                                           1998             1997
                                           ----             ----
 Revenues
   Rental                             $   672,823      $
654,505
   Interest and other                      31,108
26,930
                                        ---------
---------
                                          703,931
681,435
                                        ---------
---------
Expenses
  Interest                                212,556
274,618
  Depreciation and amortization           180,512
191,202
  Operating expenses                      509,098
492,075
                                        ---------
---------
                                          902,166      $
957,895
                                        ---------
---------
          NET LOSS                    $  (198,235)     $
(276,460)
                                        =========
=========
Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership                $  ( 89,562)     $
(127,273)
                                        =========
=========

Net loss allocated to other partners  $    (1,982)     $
(2,765)
                                        =========
=========

Net loss suspended                    $  (106,691)     $
(146,422)
                                        =========
=========

The variance in allowable loss from the Operating Partnerships for the six
months ended September 30, 1998 and 1997 is mainly a result of the way the
Partnership accounts for its investment in Operating
Partnerships.  The
Partnership accounts for its investments using the equity method of
accounting.  Under the equity method of accounting, the
Partnership adjusts
its investment cost for its share of each Operating Partnership's results of
operations and for an distributions received or accrued.
However, the
Partnership recognizes individual operating losses only to the extent of
capital contributions.  Excess losses are suspended for use in future years to
offset excess income.
                                   36

            Boston Capital Tax Credit Fund Limited Partnership

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED
                             September 30, 1998
                               (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                         Six Months Ended June 30,
                             (Unaudited)

                                                  Series 3

--------------------------
                                          1998             1997
 Revenues                                 ----             ----

   Rental                             $ 3,130,624      $
3,095,989
   Interest and other                     244,493
160,428
                                        ---------
---------
                                        3,375,117
3,256,417
                                        ---------
---------
Expenses
  Interest                              1,112,003
1,213,548
  Depreciation and amortization         1,239,471
1,271,375
  Operating expenses                    2,282,117
2,189,678
                                        ---------
---------
                                        4,633,591
4,674,601
                                        ---------
---------
          NET LOSS                    $(1,258,474)
$(1,418,184)
                                       ==========
==========
Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership                $  (732,858)     $
(978,676)
                                       ==========
==========

Net loss allocated to other partners  $   (12,585)     $
(14,182)
                                       ==========
==========

Net loss suspended                    $  (513,031)     $
(425,326)
                                       ==========
==========

The variance in allowable loss from the Operating Partnerships for the six
months ended September 30, 1998 and 1997 is mainly a result of the way the
Partnership accounts for its investment in Operating
Partnerships.  The
Partnership accounts for its investments using the equity method of
accounting.  Under the equity method of accounting, the
Partnership adjusts
its investment cost for its share of each Operating Partnership's results of
operations and for any distributions received or accrued.
However, the
Partnership recognizes individual operating losses only to the extent of
capital contributions.  Excess losses are suspended for use in future years to
offset excess income.
                                    37

           Boston Capital Tax Credit Fund Limited Partnership

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                      September 30, 1998
                          (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

             COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                     Six Months Ended June 30,
                          (Unaudited)

                                                  Series 4

----------------------------
                                          1998             1997
 Revenues                                 ----             ----
   Rental                             $ 3,285,481      $
3,212,185
   Interest and other                     135,818
134,133
                                       ----------
----------
                                        3,421,299
3,346,318
                                       ----------
----------
Expenses
  Interest                              1,298,893
1,287,728
  Depreciation and amortization         1,148,953
1,178,973
  Operating expenses                    2,035,076
1,852,653
                                       ----------
----------

                                        4,482,922
4,319,354
                                       ----------
----------
          NET LOSS                    $(1,061,623)     $
(973,036)
                                       ==========
==========
Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership                $  (477,600)     $
(523,905)
                                       ==========
==========
Net loss allocated to other partners  $   (10,616)     $
(9,730)
                                       ==========
==========

Net loss suspended                    $  (573,407)     $
(439,401)
                                       ==========
==========

The variance in allowable loss from the Operating Partnerships for the six months ended September 30, 1998 and 1997 is mainly a result of the way the
Partnership accounts for its investment in Operating
Partnerships.  The
Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. However, the
Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.

                                  38
            Boston Capital Tax Credit Fund Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                         September 30, 1998
                              (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                       Six Months Ended June 30,
                             (Unaudited)

                                                  Series 5

--------------------------
                                           1998             1997
 Revenues                                  ----             ----
   Rental                               $ 331,780       $
313,822
   Interest and other                      33,718
31,924
                                          -------
--------

                                          365,498
345,746
                                          -------
--------
Expenses
  Interest                                128,780
128,523
  Depreciation and amortization           119,960
97,685
  Operating expenses                      239,126
228,970
                                          -------
--------
                                          487,866
455,178
                                          -------
--------

          NET LOSS                      $(122,368)
$(109,432)
                                         ========
========
Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership                  $ (57,539)       $
(60,024)
                                         ========
========

Net loss allocated to other partners    $  (1,224)       $
(1,094)
                                         ========
========

Net loss suspended                      $ (63,605)       $
(48,314)
                                         ========
========

The variance in allowable loss from the Operating Partnerships for the six
months ended September 30, 1998 and 1998 is mainly a result of the way the Partnership accounts for its investment in Operating Partnerships. The Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. However, the Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.
                                    39

           Boston Capital Tax Credit Fund Limited Partnership

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                        September 30, 1998
                           (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

           COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                      Six Months Ended June 30,
                             (Unaudited)

                                                  Series 6

--------------------------
                                          1998             1997
 Revenues                                 ----             ----
   Rental                              $2,091,735
$2,000,294
   Interest and other                     158,656
148,428
                                        ---------
---------

                                        2,250,391
2,148,722
                                        ---------
---------
Expenses
  Interest                                596,857
594,627
  Depreciation and amortization           708,084
603,442
  Operating expenses                    1,311,130
1,217,769
                                        ---------
---------
                                        2,616,071
2,415,838
                                        ---------
---------
          NET LOSS                     $ (365,680)      $
(267,116)
                                        =========
=========
Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership                 $ (201,062)      $
(252,035)
                                        =========
=========

Net loss allocated to other partners   $   (3,657)      $
(2,671)
                                        =========
=========

Net loss suspended                     $ (160,961)      $
(12,410)
                                        =========
=========

The variance in allowable loss from the Operating Partnerships for the six
months ended September 30, 1998 and 1997 is mainly a result of the way the
Partnership accounts for its investment in Operating
Partnerships.  The
Partnership accounts for its investments using the equity method of
accounting.  Under the equity method of accounting, the
Partnership adjusts
its investment cost for its share of each Operating Partnership's results of
operations and for any distributions received or accrued.
However, the
Partnership recognizes individual operating losses only to the extent of
capital contributions.  Excess losses are suspended for use in future years to
offset excess income.
                                   40

             Boston Capital Tax Credit Fund Limited Partnership

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           September 30, 1998
                            (Unaudited)

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

    The Partnership is currently accruing the annual partnership management fee. Partnership management fees accrued during the quarter ended September
30, 1998 were $238,677 and total partnership management fees accrued as of
September 30, 1998 were $5,968,121. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Partnership receives sales or refinancing proceeds from Operating Partnerships, which will be used to satisfy such liabilities.

    An affiliate of the general partner has advanced $258,250 to the
Partnership to pay certain third party operating expenses. $66,000 of the funds were advanced in the quarter ended September 30, 1998. The amounts advanced to four of the six series as are as follows: $61,810 to Series 1;
$45,000 to Series 2; $102,250 to Series 3; and $258,065 to Series
4. These and any additional advances will be paid, without interest, from available cash flow, reporting fees, or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships. The Partnership anticipates that as the Operating Partnerships continue to mature, more cash flow and reporting fees will be generated. Cash flow and reporting fees will be added to the Partnership's working capital and will be available to meet future third party obligation of the Partnership. The Partnership is currently pursuing, and will continue to pursue, available cash flow and reporting fees and anticipates that the amount collected will be sufficient to cover third party operating expenses.

Capital Resources
-----------------
    The Partnership offered BACs in a Public Offering declared effective by
the Securities and Exchange Commission on August 29, 1988.  The
Partnership
received and accepted subscriptions for $97,746,940 representing
9,800,600
BACs from investors admitted as BAC Holders in Series 1 through Series 6 of the Partnership. Offers and sales of BACs in Series 1 through Series 6 of the
Partnership were completed and the last of the BACs in Series 6 were issued by the Partnership on September 29, 1989. At September 30, 1998 and 1997 the
Partnership had limited partnership equity interests in 105
Operating
Partnerships.




                               42


Series 1.
    --------- The Partnership received and accepted subscriptions for
$12,999,000, representing 1,299,900 BACs from investors admitted as BAC
Holders in Series 1. Offers and sales of BACs in Series 1 were completed and the last of the BACs in Series 1 were issued on December 14, 1988.

    As of September 30, 1998 the net proceeds from the offer and sale of BACs in Series 1 had been used to invest in a total of 19 Operating
Partnerships in
an aggregate amount of $9,069,266, and the Partnership had completed payment of all its capital contributions. Series 1 net offering proceeds in the amount of $7,475 remains in Working Capital.

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

    As of September 30, 1998 the net proceeds from the offer and sale of BACs in Series 2 had been used to invest in a total of eight Operating Partnerships in an aggregate amount of $6,411,018, and the Partnership had completed payment of all its capital contributions. Series 2 net offering proceeds in the amount of $7,011 remains in Working Capital.

    Series 3.
    --------- The Partnership received and accepted subscriptions for
$28,822,000, representing 2,882,200 BACs from investors admitted as BAC
Holders in Series 3. Offers and sales of BACs in Series 3 were completed and the last of the BACs in Series 3 were issued by the Partnership on March 14,
1989.

    As of September 30, 1998, the net proceeds from the offer and sale of BACs in Series 3 had been used to invest in a total of 33 Operating
Partnerships in
an aggregate amount of $20,872,509 and the Partnership had completed payment of all its capital contributions. Series 3 net offering proceeds in the amount of $4,281 remains in Working Capital.

    Series 4.
    --------- The Partnership received and accepted subscriptions for
$29,788,160, representing 2,995,300 BACs from investors admitted as BAC
Holders in Series 4. Offers and sales of BACs in Series 4 were completed and the last of the BACs in Series 4 were issued by the Partnership on July 7,
1989.

    As of September 30, 1998 the net proceeds from the offer and sale of BACs in Series 4 had been committed to invest in a total of 25 Operating
Partnerships in an aggregate amount of $21,868,519, and the Partnership had completed payment of all its capital contributions. Series 4 net offering proceeds in the amount of $11,755 remains in Working Capital.

                              43
Series 5.
    --------- The Partnership received and accepted subscriptions for
$4,899,000, representing 489,900 from investors admitted as BAC
Holders in
Series 5. Offers and sales of BACs in Series 5 were completed and the last of the BACs in Series 5 were issued by the Partnership on August 22, 1989.

     Proceeds from the sale of BACs in Series 5 were invested in Operating
Partnerships owning apartment complexes located in California only, which generate both California and Federal Housing Tax Credits. Offers and sales of
BACs in Series 5 were completed and the last of the BACs in Series 5 were issued by the Partnership on August 22, 1989.

    As of September 30, 1998 the net proceeds from the offer and sale of BACs in Series 5 had been used to invest in a total of five Operating Partnerships in an aggregate amount of $3,431,044, and the Partnership had completed payment of all installments of its capital contributions. Series 5 net offering proceeds in the amount of $120,321 remains in Working Capital.

    Series 6.
    --------- The Partnership received and accepted subscriptions for
$12,935,780, representing 1,303,000 BACs from investors admitted as BAC
Holders in Series 6. Offers and sales of BACs in Series 6 were completed and the last of the BACs in Series 6 were issued on September 29, 1989.

    As of September 30, 1998 the net proceeds from the offer and sale of BACs in Series 6 had been used to invest in a total of 15 Operating
Partnerships in
an aggregate amount of $9,359,053, and the Partnership had completed payment of all its capital contributions. Series 6 net offering proceeds in the amount of $16,338 remains in Working Capital.

Results of Operations
---------------------

    At September 30, 1998 and 1997 the Partnership held limited partnership interests in 105 Operating Partnerships. In each instance the Apartment
Complex owned by the applicable Operating Partnership is eligible for the
Federal Housing Tax Credit. Occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test(i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

    The Partnership incurs an annual partnership management fee to the General
Partner and/or its affiliates in an amount equal to 0.375% of the aggregate cost of the Apartment Complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid by the Operating Partnerships. The annual partnership management fee is currently being accrued. It is anticipated that all outstanding fees

                               44
will be repaid from the sale or refinancing proceeds. The annual partnership management fee charged to operations for the quarters ended September 30, 1998 and 1997 were $232,070 and $231,758, respectively. This amount is anticipated to be lower in subsequent fiscal years as more of the Operating Partnerships begin to pay annual asset management fees and reporting fees to the series.

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

    Series 1.
    ---------  As of September 30, 1998 and 1997, the average
Qualified
Occupancy for the series was 100% and 99.2%, respectively. The series had a total of 19 properties at September 30, 1998. Out of the total, 19 were at 100% Qualified Occupancy.

    For the six months being reported, the series reflects a net loss from
Operating Partnerships of $866,855. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflects a net loss of $10,229. Substantially all of the net loss for both years is attributable to accrued mortgage interest not payable currently by Kingston Property Associates (Broadway East Townhomes), Genesee Commons Associates (River Park Commons), and Unity Park Associates (Unity Park Phase II). All three Operating Partnerships have forbearance agreements in place allowing the property to pay minimal mortgage payments while the property continues to accrue all interest payments due. Occupancy remains low due to a lack of rental assistance and a poor local economy. The properties have received loans from the state housing agency, which are being used to complete rehabilitation work. The work is expected to be completed during 1998 and the management company feels this should have a positive effect on occupancy.

    The properties owned by Townhomes of Minnehaha Court (Minnehaha Court Apartments) and Virginia Circle (Virginia Circle Townhomes) continued to incur high operating expenses, which have resulted in operating losses. Minnesota Housing Finance Agency has continued their commitment to support improved operations by granting interest free mortgage loans to Townhomes of Minnehaha (Minnehaha Court Apartments) and Virginia Circle (Virginia Circle Townhomes) to correct deferred maintenance issues. The management company has solicited bids to complete the necessary repairs and the work is ongoing. It is anticipated that the improvements will allow for a reduction of operating expenses in the future, which is essential for continued improvement in the properties' performance.

    Series 2.
    ---------  As of September 30, 1998 and 1997, the average
Qualified
Occupancy for the series was 100% for both years.  The series had a total of eight properties at September 30, 1998 all of which were at 100% Qualified Occupancy.
                              45

For the six months being reported the series reflects a net loss from the Operating Partnerships of $198,235. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect a net loss of
$17,723.

     The property owned by Haven Park Partners III, A California L.P. (Glenhaven Park III) suffers from high operating expenses and occupancy issues. The management company has said that the rental market is soft with an over supply of housing. As of September 30, 1998 physical occupancy was 87%. The management company will continue to actively conduct outreach to generate new interest in the property along with working towards reducing the operating expenses.

     The property owned by Haven Park Partners IV, A California L.P. (Glenhaven Park) continues to suffer from high operating expenses and occupancy issues. The management company has said that the rental market is soft with an over supply of housing. As of September 30, 1998, physical occupancy was 92%. The management company will continue to actively conduct outreach to generate new interest in the property along with working towards reducing the operating expenses.

     Annadale Housing Partners (Annadale Apartments) has reported net losses due to operational issues associated with the property. Although occupancy has stabilized, economic factors relevant to the marketplace prevent the necessary rental income from being generated to cover the operational expenses. The Operating General Partner has initiated loan restructure discussions with the first lender. The Investment General Partner continues to monitor this situation closely. Occupancy is at 95% as of September 30, 1998.

    Series 3.
    ---------  As of September 30, 1998 and 1997, the average
Qualified
Occupancy for the series was 99.7% and 99.6%, respectively. The series had a total of 33 properties at September 30, 1998 of which 31 were at 100% Qualified Occupancy.

     For the six months being reported series reflects a net loss from the
Operating Partnerships of $1,258,474. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect a net loss of $19,003.

     The Investment General Partner continues to monitor the operations of Lincoln Hotel Associates (Lincoln Apartments) in an effort to improve the overall results of operations of the series. The rehabilitation of the property has been completed. Winn Management continues to screen prospective tenants. As of September 30, 1998 the overall physical occupancy of the property was 83%. The Management Company, with the assistance of area housing agencies, expects the property to reach 100% occupancy by year-end. The improvement in occupancy is anticipated to have a positive effect on net income.



                                 46
      The property owned by California Investors VI L.P. (Orchard
Park) continues to suffer from physical occupancy issues. Occupancy at September 30, 1998 was at 85%. The occupancy problem appears to be related to the marketplace, but the management company has replaced the site manager in hopes that changes in personnel will stimulate new interest in the property. The management company continues to be aggressive with marketing the property and conducting active outreach. The Operating General Partner, with the assistance of a consultant, is developing a new marketing campaign, which will be implemented during November of 1998. The curb appeal of the property has improved with capital repairs completed at the property in 1997.

     The Operating General Partner of Hidden Cove Apartments (Hidden Cove) is funding the capital improvements plan established by the new management company. As of the end of
September occupancy had reached 95%   Once the repairs are
completed and operations have stabilized the Operating General Partner will approach the first mortgage holder with a refinancing plan.

      Central Parkway Tower (Central Parkway Towers), has been experiencing occupancy problems. As of September 30, 1998 the physical occupancy is at 64%. The low occupancy has resulted in operating losses, accrued payables, and deferred maintenance.
The property manager is currently trying to increase occupancy by working with city, state, and federal agencies to expand referrals and contracts, and restructuring existing subsidies.

Series 4.
    ---------  As of September 30, 1998 and 1997, the average
Qualified
Occupancy for the series was 100% for both years. The series had a total of 25 properties at September 30, 1998, all of which were at 100%
Qualified Occupancy.

    For the six months being reported series reflects a net loss from the Operating Partnerships of $1,061,623. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflects positive operations of $87,330.

     Unity Park Associates (Unity Park Phase II) reflects a net loss, which is attributable to accrued mortgage interest. The Operating Partnership has a forbearance agreement in place allowing the property to pay minimal mortgage payments while the property continues to accrue all interest payments due. Occupancy remains low due to a lack of rental assistance and a poor local economy. The property has received loans from the state housing agency, which are being used to complete rehabilitation work.
The work is expected to be completed during 1998 and the management company feels this should have a positive effect on occupancy.

     The Operating Partnership, Van Dyck Estates XVI-A (Van Dyck Estates XVI-A) continues to pay its delinquent real estate taxes in accordance with the repayment plan. The Operating General Partner believes that once these taxes have been paid operating deficits should be minimal.



                                47
Central Parkway Tower (Central Parkway Towers), has been experiencing occupancy problems. As of September 30, 1998 the physical occupancy is at 64%. The low occupancy has resulted in operating losses, accrued payables, and deferred maintenance.
The property manager is currently trying to increase occupancy by working with city, state, and federal agencies to expand referrals and contracts, and restructuring existing subsidies.

     The property owned by Haven Park Partners, A California L.P. (Glenhaven Park II) continues to suffer from high operating expenses and occupancy issues. The management company has said that the rental market is soft with on over supply of housing.
As of September 30, 1998, physical occupancy was 93%. The management company will continue to actively conduct outreach to generate new interest in the property along with working towards reducing the operating expenses.


    Series 5.
    ---------  As of September 30, 1998 and 1997, the average
Qualified
Occupancy for the series was 100% for both years. The series had a total of five properties at September 30, 1998, all of which were at 100%
Qualified Occupancy.

    For the six months being reported the series reflects a net loss from the Operating Partnerships of $122,368. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect a net loss operations of $2,408.

     Annadale Housing Partners (Annadale Apartments) has reported net losses due to operational issues associated with the property. Although occupancy has stabilized, economic factors relevant to the marketplace prevent the necessary rental income to be generated to cover the operational expenses. The Operating General Partner has initiated loan restructure discussions with the first lender. The Investment General Partner continues to monitor this situation closely. Occupancy is at 95% as of September 30, 1998.

     The property owned by Glenhaven Park Partners, A California L.P. (Glenhaven Estates) continues to suffer from high operating expenses and occupancy issues. The management company has said that the rental market is soft with on over supply of housing. As of September 30, 1998, physical occupancy was 92%. The management company will continue to actively conduct outreach to generate new interest in the property along with working towards reducing the operating expenses.


Series 6.
    ---------  As of September 30, 1998 and 1997, the average
Qualified
Occupancy for the series was 99.7% for both years. The series had a total of 15 properties at September 30, 1998 of which 14 were at 100% Qualified Occupancy.

    For the six months being reported the series reflects a net loss from
the Operating Partnerships of $365,680.  When adjusted for
depreciation, which
is a non-cash item, the Operating Partnerships reflect positive operations of
$342,404
                         48



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















                                  49

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



                                BOSTON CAPITAL TAX CREDIT
                                FUND LIMITED PARTNERSHIP



                           By:  Boston Capital Associates Limited
                                Partnership, General Partner



                           By:  C&M Associates, d/b/a
                                Boston Capital Associates



Date:  November 9, 1998      By:   /s/JOHN P. MANNING
                                 ---------------------------
                                John P. Manning, Partner
                                Partner & Principal Financial
                                Officer
























                                    50