Form 10-Q
period 1998-12-31
BOSTON CAPITAL TAX CREDIT FUND LTD PARTNERSHIP
filed 1999-02-18
CIK 835095

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  December 31, 1998
                                     --------------------
                                               or

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



                        QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED December 31, 1998
              -----------------------------------------------


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

PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K..................

            Signatures........................................





















               Boston Capital Tax Credit Fund Limited Partnership

                            BALANCE SHEETS



                                            December 31,
March 31,
                                                1998
1998
                                             (Unaudited)
(Audited)
                                            ------------
------------
ASSETS

INVESTMENTS IN OPERATING
PARTNERSHIPS (Note D)                        $18,950,894
$21,247,830

OTHER ASSETS
   Cash and cash equivalents                     167,204
176,885
   Other assets                                  717,429
672,439
                                              ----------
----------

                                             $19,835,527
$22,097,154
                                              ==========
==========

LIABILITIES

Accounts payable                             $     1,000
$         -
Accounts payable - affiliates (Note C)         6,716,469
5,879,773
                                              ----------
----------

PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 9,800,600 issued and      13,836,789
16,905,119
     outstanding

General Partner                                 (718,731)
(687,738)
                                              ----------
----------
                                              13,118,058
16,217,381
                                              ----------
----------

                                             $19,835,527
$ 22,097,154
                                              ==========
==========




       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund Limited Partnership

                              BALANCE SHEETS

                                                      SERIES 1

---------------------------

                                             December 31,
March 31,
                                                1998
1998
                                             (Unaudited)
(Audited)
                                             ----------
----------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                      $  39,010        $
39,010


OTHER ASSETS
Cash and cash equivalents                         6,798
15,351
Other assets                                     68,113
68,113
                                              ---------        -
--------

                                             $  113,921       $
122,474
                                              =========
=========

LIABILITIES

Accounts payable                             $        -       $
-
Accounts payable - affiliates (Note C)        1,451,342
1,306,517
                                              ---------        --
-------

PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 1,299,900 issued and     (1,210,823)
(1,058,979)
     outstanding

General Partner                                (126,598)
(125,064)
---------        ---------

                                             (1,337,421)
(1,184,043)
                                              ---------        -
--------

                                            $   113,921      $
122,474
                                              =========
=========



         The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund Limited Partnership

                           BALANCE SHEETS

                                                      SERIES 2

----------------------------

                                            December 31,
March 31,
                                                1998
1998
ASSETS                                       (Unaudited)
(Audited)
                                             -----------
---------
INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                      $1,742,270
$1,889,149

OTHER ASSETS
Cash and cash equivalents                          6,524
3,977
Other assets                                     360,285
360,285
                                               ---------
---------

                                              $2,109,079
$2,253,411
                                               =========
=========



LIABILITIES

Accounts payable                              $        -      $
-
Accounts payable - affiliates (Note C)           459,699
390,924
                                               ---------
---------

PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 830,300 issued and
     outstanding                               1,702,229
1,913,205

General Partner                                  (52,849)
(50,718)
                                               ---------
---------

                                               1,649,380
1,862,487
                                               ---------
---------

                                              $2,109,079
$2,253,411
                                               =========
=========



        The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund Limited Partnership

                              BALANCE SHEETS

                                                       SERIES 3

----------------------------

                                            December 31,
March 31,
                                                1998
1998
ASSETS                                       (Unaudited)
(Audited)
                                             -----------
---------
INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                      $3,820,636
$4,858,313

OTHER ASSETS
Cash and cash equivalents                          4,742
14,333    Other assets
41,861          41,861
                                               ---------
---------

                                              $3,867,239
$4,914,507
                                               =========
=========



LIABILITIES

Accounts payable                              $    1,000      $
-
Accounts payable - affiliates (Note C)         1,827,964
1,615,058
                                               ---------
---------

PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 2,882,200 issued and
     outstanding                               2,269,806
3,518,368


General Partner                                 (231,531)
(218,919)
                                               ---------
---------

                                               2,038,275
3,299,449
---------       ---------

                                              $3,867,239
$4,914,507
                                               =========
=========


       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund Limited Partnership

                           BALANCE SHEETS

                                                      SERIES 4

----------------------------
                                            December 31,
March 31,
                                                1998
1998
                                             (Unaudited)
(Audited)
                                            ------------
----------
ASSETS

   INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $  8,000,768     $
8,752,503

OTHER ASSETS

   Cash and cash equivalents                      13,433
1,955          Other assets
214,057         169,067
                                              ----------      -
---------

                                            $  8,228,258    $
8,923,525
                                              ==========
==========



LIABILITIES

Accounts payable                            $          -    $
-
Accounts payable - affiliates (Note C)         1,732,948
1,461,678
                                              ----------      -
---------

PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 2,995,300 issued and
     outstanding                               6,690,461
7,647,333
General Partner                                 (195,151)
(185,486)
                                              ----------      -
---------

                                               6,495,310
7,461,847                                                    ---
-------      ----------

                                             $ 8,228,258     $
8,923,525
                                              ==========
==========


          The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund Limited Partnership

                            BALANCE SHEETS

                                                      SERIES 5

----------------------------
                                            December 31 ,
March 31,
                                                1998
1998
                                             (Unaudited)
(Audited)
                                            ------------
----------

ASSETS

  INVESTMENTS IN OPERATING
  PARTNERSHIPS (Note D)                       $1,089,625
$1,173,153


OTHER ASSETS

  Cash and cash equivalents                      119,866
130,957
  Other assets                                    33,113
33,113
                                               ---------
---------

                                              $1,242,604
$1,337,223
                                               =========
=========



LIABILITIES

Accounts payable                              $        -      $
-
Accounts payable - affiliates (Note C)           136,872
107,280
                                               ---------
---------

PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 489,900 issued and
     outstanding                               1,136,425
1,259,394

General Partner                                  (30,693)
(29,451)
                                               ---------
---------

                                               1,105,732
1,229,943
                                               ---------
---------

                                              $1,242,604
$1,337,223
                                               =========
=========

     The accompanying notes are an integral part of these
statements.
                                  6

            Boston Capital Tax Credit Fund Limited Partnership

                         BALANCE SHEETS


                                                     SERIES 6

----------------------------
                                           December 31,
March 31,
                                               1998
1998
                                            (Unaudited)
(Audited)
                                            ------------
----------

ASSETS

   INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                      $4,258,585
$4,535,702


OTHER ASSETS

   Cash and cash equivalents                      15,841
10,312
   Other assets                                        -
-
                                               ---------
---------

                                              $4,274,426
$4,546,014
                                               =========
=========



LIABILITIES

Accounts payable                              $        -      $
-
Accounts payable - affiliates (Note C)         1,107,644
998,316
---------       ---------
PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 1,303,000 issued and
     outstanding                               3,248,691
3,625,798

General Partner                                  (81,909)
(78,100)
                                               ---------
---------

                                               3,166,782
3,547,698
                                               ---------
---------

                                              $4,274,426
$4,546,014
                                               =========
=========

      The accompanying notes are an integral part of these
statements.
                                   7

             Boston Capital Tax Credit Fund Limited Partnership

                         STATEMENTS OF OPERATIONS

                     Three Months Ended December 31,
                               (Unaudited)



                                             1998         1997
                                             ----         ----

Income
  Interest income                       $     1,046   $     1,146
  Miscellaneous income                            -             -
                                         ----------    ----------

                                              1,046         1,146
                                         ----------    ----------

Share of loss from Operating
  Partnerships (Note D)                    (728,530)
(1,138,689)
                                         ----------    ----------

Expenses
  Professional fees                           2,174             -
  Partnership management fees               233,677       233,203
  General and administrative expenses         6,690        18,508
                                         ----------    ----------

                                            242,541       251,711
                                         ----------    ----------


  NET LOSS                              $  (970,025)
$(1,389,254)
                                         ==========    ==========

Net loss allocated to assignees         $  (960,325)
$(1,375,361)
                                         ==========    ==========

Net loss allocated to general partner   $    (9,700)  $
(13,893)
                                         ==========    ==========

Net loss per BAC                        $      (.50)  $
(.70)
                                         ==========    ==========





       The accompanying notes are an integral part of these statements.

          Boston Capital Tax Credit Fund Limited Partnership

                       STATEMENTS OF OPERATIONS

                    Three Months Ended December 31,
                             (Unaudited)

                                                      SERIES 1

-----------------------
                                                  1998
1997
                                                  ----
----
Income
  Interest income                             $       40     $
113
  Miscellaneous income                                 -
-
                                                --------
--------

                                                      40
113
                                                --------
--------

Share of loss from Operating
  Partnerships (Note D)                                -
-
                                                --------
--------

Expenses
  Professional fees                                  309
-
  Partnership management fees                     45,216
45,216
  General and administrative expenses                873
2,161
                                                --------
--------

                                                  46,398
47,377
                                                --------
--------


  NET LOSS                                    $  (46,358)    $
(47,264)
                                                ========
========

Net loss allocated to assignees               $  (45,894)    $
(46,791)
                                                ========
========

Net loss allocated to general partner         $     (464)    $
(473)
                                                ========
========

Net loss per BAC                              $     (.04)    $
(.04)
                                                ========
========






        The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund Limited Partnership

                        STATEMENTS OF OPERATIONS

                    Three Months Ended December 31,
                               (Unaudited)


                                                     SERIES 2

----------------------
                                                  1998
1997
                                                  ----
----
Income
  Interest income                             $      38     $
5
  Miscellaneous income                                -
-
                                               --------
--------

                                                     38
5
                                               --------
--------

Share of loss from Operating
  Partnerships (Note D)                         (57,315)
(40,521)
                                               --------
--------

Expenses
  Professional fees                                 232
-
  Partnership management fees                    17,310
17,310
  General and administrative expenses               906
2,286
                                               --------
--------

                                                 18,448
19,596
                                               --------
--------


  NET LOSS                                    $ (75,725)    $
(60,112)
                                               ========
========

Net loss allocated to assignees               $ (74,968)    $
(59,511)
                                               ========
========

Net loss allocated to general partner         $    (757)    $
(601)
                                               ========
========

Net loss per BAC                              $    (.09)    $
(.07)
                                               ========
========




       The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund Limited Partnership

                        STATEMENTS OF OPERATIONS

                     Three Months Ended December 31,
                              (Unaudited)


                                                     SERIES 3

----------------------
                                                 1998
1997
                                                 ----
----
Income
  Interest income                             $      37     $
26
  Miscellaneous income                                -
-
                                               --------
--------

                                                     37
26
                                               --------
--------

Share of loss from Operating
  Partnerships (Note D)                        (304,820)
(443,807)
                                               --------
--------

Expenses
  Professional Fees                                 646
-
  Partnership management fees                    65,497
65,023
  General and administrative expenses             1,564
4,681
                                               --------
--------

                                                 67,707
69,704
                                               --------
--------


  NET LOSS                                    $(372,490)
$(513,485)
                                               ========
========

Net loss allocated to assignees               $(368,765)
$(508,350)
                                               ========
========

Net loss allocated to general partner         $  (3,725)    $
(5,135)
                                               ========
========

Net loss per BAC                              $    (.12)    $
(.18)
                                               ========
========





       The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund Limited Partnership

                         STATEMENTS OF OPERATIONS

                      Three Months Ended September 30,
                               (Unaudited)


                                                     SERIES 4

----------------------
                                                 1998
1997
                                                 ----
----
Income
  Interest income                             $      91     $
-
  Miscellaneous income                                -
-
                                               --------
--------

                                                     91
-
                                               --------
--------

Share of loss from Operating
  Partnerships (Note D)                        (274,137)
(521,090)
                                               --------
--------

Expenses
  Professional fees                                 582
-
  Partnership management fees                    59,721
59,721
  General and administrative expenses             1,497
4,442
                                               --------
--------

                                                 61,800
64,163
                                               --------
--------


  NET LOSS                                    $(335,846)
$(585,253)
                                               ========
========

Net loss allocated to assignees               $(332,488)
$(579,400)
                                               ========
========

Net loss allocated to general partner         $  (3,358)    $
(5,853)
                                               ========
========

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

           Boston Capital Tax Credit Fund Limited Partnership

                       STATEMENTS OF OPERATIONS

                   Three Months Ended December 31,
                             (Unaudited)

                                                      SERIES 5

----------------------
                                                 1998
1997
                                                 ----
----
Income
  Interest income                             $     744     $
916
  Miscellaneous income                                -
-
                                               --------
--------

                                                    744
916
                                               --------
--------

Share of loss from Operating
  Partnerships (Note D)                         (25,990)
(39,214)
                                               --------
--------

Expenses
  Professional fees                                 146
-
  Partnership management fees                     9,864
9,864
  General and administrative expenses             1,052
3,318
                                               --------
--------

                                                 11,062
13,182
                                               --------
--------


  NET LOSS                                    $ (36,308)    $
(51,480)
                                               ========
========

Net loss allocated to assignees               $ (35,945)    $
(50,965)
                                               ========
========

Net loss allocated to general partner         $    (363)    $
(515)
                                               ========
========

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

           Boston Capital Tax Credit Fund Limited Partnership

                     STATEMENTS OF OPERATIONS

                 Three Months Ended December 31,
                           (Unaudited)

                                                      SERIES 6

----------------------
                                                 1998
1997
                                                 ----
----
Income
  Interest income                             $      96     $
86
  Miscellaneous income                                -
-
                                               --------
--------

                                                     96
86
                                               --------
--------

Share of loss from Operating
  Partnerships (Note D)                         (66,268)
(94,057)
                                               --------
--------

Expenses
  Professional fees                                 259
-
  Partnership management fees                    36,069
36,069
  General and administrative expenses               798
1,620
                                               --------
--------

                                                 37,126
37,689
                                               --------
--------


  NET LOSS                                    $(103,298)
$(131,660)
                                               ========
========

Net loss allocated to assignees               $(102,265)
$(130,343)
                                               ========
========

Net loss allocated to general partner         $  (1,033)    $
(1,317)
                                               ========
========

Net loss per BAC                              $    (.07)    $
(.10)
                                               ========
========






       The accompanying notes are an integral part of these statements.

       Boston Capital Tax Credit Fund Limited Partnership

                         STATEMENTS OF OPERATIONS

                       Nine Months Ended December 31,
                               (Unaudited)



                                             1998         1997
                                             ----         ----

Income
  Interest income                       $     3,501   $     4,019
  Miscellaneous income                            -           560
                                         ----------    ----------

                                              3,501         4,579
                                         ----------    ----------

Share of loss from Operating
  Partnerships (Note D)                  (2,287,150)
(3,198,351)
                                         ----------    ----------

Expenses
  Professional Fees                          86,476             -
  Partnership management fees               684,925       688,807
  General and administrative expenses        44,273       156,503
                                         ----------    ----------

                                            815,674
(845,310)
                                         ----------    ----------


  NET LOSS                              $(3,099,323)
$(4,039,082)
                                         ==========    ==========

Net loss allocated to assignees         $(3,068,330)
$(3,998,692)
                                         ==========    ==========

Net loss allocated to general partner   $   (30,993)  $
(40,390)
                                         ==========    ==========

Net loss per BAC                        $     (1.65)  $
(2.14)
                                         ==========    ==========




       The accompanying notes are an integral part of these statements.

          Boston Capital Tax Credit Fund Limited Partnership

                       STATEMENTS OF OPERATIONS

                    Nine Months Ended December 31,
                             (Unaudited)

                                                      SERIES 1

-----------------------
                                                  1998
1997
                                                  ----
----
Income
  Interest income                             $      234    $
529
  Miscellaneous income                                 -
-
                                                --------
--------

                                                     234
529
                                                --------
--------

Share of loss from Operating
  Partnerships (Note D)                                -
(117,749)
                                                --------
--------

Expenses
  Professional Fees                               16,361
-
  Partnership management fees                    131,648
129,648
  General and administrative expenses              5,603
25,564
                                                --------
--------

                                                 153,612
155,212
                                                --------
--------


  NET LOSS                                    $ (153,378)  $
(272,432)
                                                ========
==========

Net loss allocated to assignees               $ (151,844)  $
(269,708)
                                                ========
==========

Net loss allocated to general partner         $   (1,534)  $
(2,724)
                                                ========
==========

Net loss per BAC                              $     (.11)  $
(.21)
                                                ========
==========






        The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund Limited Partnership

                        STATEMENTS OF OPERATIONS

                    Nine Months Ended December 31,
                               (Unaudited)


                                                     SERIES 2

----------------------
                                                  1998
1997
                                                  ----
----
Income
  Interest income                             $      90     $
37
Miscellaneous income                                  -
-
                                               --------
--------

                                                     90
37
                                               --------
--------

Share of loss from Operating
  Partnerships (Note D)                        (146,877)
(167,794)
                                               --------
--------

Expenses
  Professional fees                              10,699
-
  Partnership management fees                    50,053
49,052
  General and administrative expenses             5,568
19,968
                                               --------
--------

                                                 66,320
69,020
                                               --------
--------


  NET LOSS                                    $(213,107)
$(236,777)
                                               ========
========

Net loss allocated to assignees               $(210,976)
$(234,409)
                                               ========
========

Net loss allocated to general partner         $  (2,131)    $
(2,368)
                                               ========
========

Net loss per BAC                              $    (.25)    $
(.29)
                                               ========
========




       The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund Limited Partnership

                        STATEMENTS OF OPERATIONS

                     Nine Months Ended December 31,
                              (Unaudited)


                                                     SERIES 3

----------------------
                                                 1998
1997
                                                 ----
----
Income
  Interest income                           $       220     $
117
  Miscellaneous income                                -
560
                                               --------
--------

                                                    220
677
                                               --------
--------

Share of loss from Operating
  Partnerships (Note D)                      (1,037,678)
(1,422,483)
                                               --------
--------

Expenses
  Professional Fees                              18,438
-
  Partnership management fees                   193,034
192,417
  General and administrative expenses            12,244
35,874
                                               --------
--------

                                                223,716
228,291
                                               --------
--------


  NET LOSS                                  $(1,261,174)
$(1,650,097)
                                             ==========
==========

Net loss allocated to assignees             $(1,248,562)
$(1,633,596)
                                             ==========
==========

Net loss allocated to general partner       $   (12,612)   $
(16,501)
                                             ==========
==========

Net loss per BAC                            $      (.43)   $
(.57)
                                             ==========
==========





       The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund Limited Partnership

                         STATEMENTS OF OPERATIONS

                      Nine Months Ended December 31,
                               (Unaudited)


                                                     SERIES 4

----------------------
                                                 1998
1997
                                                 ----
----
Income
  Interest income                             $     124    $
81
  Miscellaneous income                                -
-
                                               --------
--------

                                                    124
81
                                               --------
--------

Share of loss from Operating
  Partnerships (Note D)                        (751,737)
(1,044,995)
                                               --------
--------

Expenses
  Professional fees                              18,354
-
  Partnership management fees                   185,163
185,163
  General and administrative expenses            11,407
36,772
                                               --------
--------

                                                214,924
221,935
                                               --------
--------


  NET LOSS                                    $(966,537)
$(1,266,849)
                                               ========
==========

Net loss allocated to assignees               $(956,872)
$(1,254,181)
                                               ========
==========

Net loss allocated to general partner         $  (9,665)  $
(12,668)
                                               ========
==========

Net loss per BAC                              $    (.32)  $
(.42)
                                               ========
==========





       The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund Limited Partnership

                       STATEMENTS OF OPERATIONS

                    Nine Months Ended December 31,
                             (Unaudited)

                                                      SERIES 5

----------------------
                                                 1998
1997
                                                 ----
----
Income
  Interest income                             $   2,440     $
2,791
  Miscellaneous income                                -
-
                                               --------
--------

                                                  2,440
2,791
                                               --------
--------

Share of loss from Operating
  Partnerships (Note D)                         (83,528)
(99,238)
                                               --------
--------

Expenses
  Professional fees                               9,138
-
  Partnership management fees                    29,320
29,320
  General and administrative expenses             4,665
17,162
                                               --------
--------

                                                 43,123
46,482
                                               --------
--------


  NET LOSS                                    $(124,211)
$(142,929)
                                               ========
========

Net loss allocated to assignees               $(122,969)
$(141,500)
                                               ========
========

Net loss allocated to general partner         $  (1,242)    $
(1,429)
                                               ========
========

Net loss per BAC                              $    (.25)    $
(.29)
                                               ========
========






       The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund Limited Partnership

                     STATEMENTS OF OPERATIONS

                  Nine Months Ended December 31,
                           (Unaudited)

                                                      SERIES 6

----------------------
                                                 1998
1997
                                                 ----
----
Income
  Interest income                             $     393     $
464
  Miscellaneous income                                -
-
                                               --------
--------

                                                    393
464
                                               --------
--------

Share of loss from Operating
  Partnerships (Note D)                        (267,330)
(346,092)
                                               --------
--------

Expenses
  Professional fees                              13,486
-
  Partnership management fees                    95,707
103,207
  General and administrative expenses             4,786
21,163
                                               --------
--------

                                                113,979
124,370
                                               --------
--------


  NET LOSS                                    $(380,916)
$(469,998)
                                               ========
========

Net loss allocated to assignees               $(377,107)
$(465,298)
                                               ========
========

Net loss allocated to general partner         $  (3,809)    $
(4,700)
                                               ========
========

Net loss per BAC                              $    (.29)    $
(.36)
                                               ========
========






       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund Limited Partnership

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                     Nine Months Ended December 31, 1998
                                 (Unaudited)



                                               General
                                Assignees      Partner      Total
                                ---------      -------      -----


Partners' capital (deficit),
    April 1, 1998             $16,905,119     $(687,738)
$16,217,381


Net loss                       (3,068,330)      (30,993)
(3,099,323)
                               ----------      --------
----------


Partners' capital (deficit),
December 31, 1998             $13,836,789     $(718,731)
$13,118,058
                               ==========      ========
==========
























       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund Limited Partnership

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                     Nine Months Ended December 31, 1998
                                 (Unaudited)


                                               General
                                Assignees      Partner
Total
                                ---------      -------
-----
Series 1
--------

Partners' capital (deficit),
    April 1, 1998             $(1,058,979)    $(125,064)
$(1,184,043)

Net loss                         (151,844)       (1,534)
(153,378)
                                ---------      --------    --
--------
Partners' capital (deficit),
December 31, 1998             $(1,210,823)    $(126,598)
$(1,337,421)
                                =========      ========
==========

Series 2
--------

Partners' capital (deficit),
    April 1, 1998             $ 1,913,205     $ (50,718)
$1,862,487

Net loss                         (210,976)       (2,131)
(213,107)
                                ---------       -------
---------

Partners' capital (deficit),
December 31, 1998             $ 1,702,229     $ (52,849)
$1,649,380
                                =========       =======
=========

Series 3
--------

Partners' capital (deficit),
    April 1, 1998             $ 3,518,368     $(218,919)  $
3,299,449

Net loss                       (1,248,562)      (12,612)
(1,261,174)
                               ----------      --------
----------

Partners' capital (deficit),
December 31, 1998             $ 2,269,806     $(231,531)  $
2,038,275
                               ==========      ========
==========


       The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund Limited Partnership

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                    Nine Months Ended December 31, 1998
                                 (Unaudited)



                                               General
                                Assignees      Partner      Total
                                ---------      -------      -----
Series 4
--------

Partners' capital (deficit),
    April 1, 1998             $ 7,647,333     $(185,486)  $
7,461,847

Net loss                         (956,872)       (9,665)
(966,537)
                               ----------      --------
----------
Partners' capital (deficit),
December 31, 1998             $ 6,690,461     $(195,151)  $
6,495,310
                               ==========      ========
=========

Series 5
--------

Partners' capital (deficit),
    April 1, 1998             $1,259,394      $ (29,451)  $
1,229,943

Net loss ,                      (122,969)        (1,242)
(124,211)
                               ---------        -------
---------

Partners' capital (deficit),
December 31, 1998             $1,136,425      $ (30,693)  $
1,105,732
                               =========        =======
=========

Series 6
--------

Partners' capital (deficit),
    April 1, 1998             $3,625,798      $(78,100)
$3,547,698

Net loss                        (377,107)       (3,809)
(380,916)
                               ---------        ------     ------
---

Partners' capital (deficit),
December 31, 1998             $3,248,691      $(81,909)
$3,166,782
                               =========       =======
=========


       The accompanying notes are an integral part of these
statements.
                                  24

            Boston Capital Tax Credit Fund Limited Partnership

                         STATEMENTS OF CASH FLOWS

                     Nine Months Ended December 31,
                                (Unaudited)



                                             1998
1997
                                             ----
----
Cash flows from operating activities:
    Net loss                              $(3,099,323)
$(4,039,082)
    Adjustments
       Distributions from Operating
         Partnerships                           9,788
3,056
       Amortization                                 -
-
       Share of loss from Operating
         Partnerships                       2,287,150
3,198,351

    Changes in assets and liabilities
       Increase (Decrease) in accounts
         payable                              837,694
885,148
       Decrease (Increase) in other
         assets                               (44,990)
(108,110)
                                           ----------
----------

         Net cash provided by (used in)
           operating activities                (9,681)
(60,637)
                                           ----------
----------

        INCREASE (DECREASE) IN CASH AND CASH
           EQUIVALENTS                         (9,681)
(60,637)

Cash and cash equivalents, beginning          176,885
224,629
                                           ----------
----------

Cash and cash equivalents, ending         $   167,204    $
163,992
                                           ==========
==========





      The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund Limited Partnership

                           STATEMENTS OF CASH FLOWS

                        Nine Months Ended December 31,
                                 (Unaudited)

                                                    Series 1

-------------------------
                                               1998
1997
                                               ----
----
Cash flows from operating activities:
    Net loss                              $  (153,378)   $
(272,432)
    Adjustments
       Distributions from Operating
         Partnerships                               -
-
       Amortization                                 -
-
       Share of loss from Operating
         Partnerships                               -
117,749

    Changes in assets and liabilities
       Increase (Decrease) in accounts
         payable                              144,825
150,658
       Decrease (Increase) in other
         assets                                     -
(13,809)
                                           ----------
----------

         Net cash provided by (used in)
           operating activities                (8,553)
(17,834)
                                           ----------
----------

        INCREASE (DECREASE) IN CASH AND CASH
           EQUIVALENTS                         (8,553)
(17,834)

Cash and cash equivalents, beginning           15,351
33,374
                                           ----------
----------

Cash and cash equivalents, ending         $     6,798    $
15,540
                                           ==========
==========





      The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund Limited Partnership

                           STATEMENTS OF CASH FLOWS

                        Nine Months Ended December 31,
                                 (Unaudited)

                                                    Series 2

-------------------------
                                             1998
1997
                                             ----
----
Cash flows from operating activities:
    Net loss                              $  (213,107)   $
(236,777)
    Adjustments
       Distributions from Operating
         Partnerships                               -
-
       Amortization                                 -
-
       Share of loss from Operating
         Partnerships                         146,877
167,794

    Changes in assets and liabilities
       Increase (Decrease) in accounts
         payable                               68,777
65,909
       Decrease (Increase) in other
         assets                                     -
-
                                           ----------
----------

         Net cash provided by (used in)
           operating activities                 2,547
(3,074)
                                           ----------
----------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                 2,547
(3,074)

Cash and cash equivalents, beginning            3,977
3,205
                                           ----------
----------

Cash and cash equivalents, ending         $     6,524    $
131
                                           ==========
==========




      The accompanying notes are an integral part of these statements.

          Boston Capital Tax Credit Fund Limited Partnership

                       STATEMENTS OF CASH FLOWS

                    Six Months Ended September 30,
                             (Unaudited)

                                                    Series 3

-------------------------
                                             1998
1997
                                             ----
----
Cash flows from operating activities:
    Net loss                              $(1,261,174)
$(1,650,097)
    Adjustments
       Distributions from Operating
         Partnerships                               -
3,056
       Amortization                                 -
-
       Share of loss from Operating
         Partnerships                       1,037,678
1,422,483

    Changes in assets and liabilities
       Increase (Decrease) in accounts
         payable                              213,905
226,761
       Decrease (Increase) in other
         assets                                     -
-
                                           ----------
----------

         Net cash provided by (used in)
           operating activities                (9,591)
2,203
                                           ----------
----------

         INCREASE (DECREASE) IN CASH AND CASH
           EQUIVALENTS                         (9,591)
2,203

Cash and cash equivalents, beginning           14,333
1,832
                                           ----------
----------

Cash and cash equivalents, ending         $     4,742    $
4,035
                                           ==========
=========





      The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund Limited Partnership

                         STATEMENTS OF CASH FLOWS

                       Nine Months Ended December 31,
                                (Unaudited)
                                                    Series 4

-------------------------
                                             1998
1997
                                             ----
----
Cash flows from operating activities:
    Net loss                              $ (966,537)
$(1,266,849)
    Adjustments
       Distributions from Operating
         Partnerships                              -
-
       Amortization                                -
-
       Share of loss from Operating
         Partnerships                        751,737
1,044,995

    Changes in assets and liabilities
       Increase (Decrease) in accounts
         payable                             271,268
304,021
       Decrease (Increase) in other
         assets                              (44,990)
(94,301)
                                           ---------
----------

         Net cash provided by (used in)
           operating activities               11,478
(12,134)
                                           ---------
----------

         DECREASE IN CASH AND CASH
           EQUIVALENTS                        11,478
(12,134)

Cash and cash equivalents, beginning           1,955
12,708
                                           ---------
----------

Cash and cash equivalents, ending         $   13,433    $
574
                                           =========
==========






      The accompanying notes are an integral part of these
statements.
                                     29

              Boston Capital Tax Credit Fund Limited Partnership

                          STATEMENTS OF CASH FLOWS

                       Nine Months Ended December 31,
                                 (Unaudited)

                                                    Series 5

-------------------------
                                               1998
1997
                                               ----
----
Cash flows from operating activities:
    Net loss                              $  (124,211)   $
(142,929)
    Adjustments
       Distributions from Operating
         Partnerships                               -
-
       Amortization                                 -
-
       Share of loss from Operating
         Partnerships                          83,528
99,238

    Changes in assets and liabilities
       Increase (Decrease) in accounts
         payable                               29,592
29,592
       Decrease (Increase) in other
         assets                                     -
-
                                           ----------
----------

         Net cash provided by (used in)
           operating activities               (11,091)
(14,099)
                                           ----------
----------
         DECREASE IN CASH AND CASH
           EQUIVALENTS                        (11,091)
(14,099)

Cash and cash equivalents, beginning          130,957
146,095
                                           ----------
----------

Cash and cash equivalents, ending         $   119,866     $
131,996
                                           ==========
==========




      The accompanying notes are an integral part of these statements.

                                   30

             Boston Capital Tax Credit Fund Limited Partnership

                           STATEMENTS OF CASH FLOWS

                        Nine Months Ended December 31,
                                  (Unaudited)

                                                    Series 6

-------------------------
                                              1998
1997
                                              ----
----
Cash flows from operating activities:
    Net loss                              $  (380,916)    $
(469,998)
    Adjustments
       Distributions from Operating
         Partnerships                           9,788
-
       Amortization                                 -
-
       Share of loss from Operating
         Partnerships                         267,330
346,092

    Changes in assets and liabilities
       Increase (Decrease) in accounts
         payable                              109,327
108,207
       Decrease (Increase) in other
         assets                                     -
-
                                           ----------
----------

         Net cash provided by (used in)
           operating activities                 5,529
(15,699)
                                           ----------
----------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                 5,529
(15,699)

Cash and cash equivalents, beginning           10,312
27,415
                                           ----------
----------

Cash and cash equivalents, ending         $    15,841    $
11,716
                                           ==========
==========





      The accompanying notes are an integral part of these statements.

                                   31

              Boston Capital Tax Credit Fund Limited Partnership
                        NOTES TO FINANCIAL STATEMENTS
                             December 31, 1998
                               (Unaudited)
NOTE A - ORGANIZATION

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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

     The condensed financial statements included herein as of December 31,
1998 and for the nine months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the
Securities and Exchange Commission. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the
Partnership adjusts its investment cost for its share of each Operating
Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Partnership in acquiring the investments in
Operating Partnerships are capitalized to the investment account.
The
Partnership's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested


                                    32
           Boston Capital Tax Credit Fund Limited Partnership
               NOTES TO FINANCIAL STATEMENTS - CONTINUED
                        December 31, 1998
                            (Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES (continued) that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's
Annual Report on Form 10-K.

NOTE C - RELATED PARTY TRANSACTIONS
       The Partnership has entered into several transactions with various affiliates of the general partner, including Boston Capital
Partners, Inc. and
Boston Capital Asset Management Limited Partnership (formerly
Boston Capital
Communications Limited Partnership).

       General and administrative expenses incurred by Boston
Capital
Partners, Inc. and its affiliates were charged to each series'
operations for
the quarters ended December 31, 1998 and 1997 as follows:
                               1998       1997
                              -----      -----
                Series 1    $   873    $   579
                Series 2        906      1,116
                Series 3      1,564        446
                Series 4      1,497        483
                Series 5      1,052        334
                Series 6        798        260
                             ------     ------
                            $ 6,690    $ 3,218
                             ======     ======

       An annual partnership management fee based on .375 percent of the
aggregate cost of all apartment complexes owned by the Operating
Partnerships
has been accrued to Boston Capital Asset Management Limited
Partnership
(formerly Boston Capital Communications Limited Partnership).
The partnership
management fee accrued for the quarters ended Decembr 31, 1998 and 1997 are
as follows:
                               1998        1997
                               ----        ----
                Series 1   $ 45,216    $ 45,216
                Series 2     17,310      17,310
                Series 3     67,497      67,497
                Series 4     62,721      62,721
                Series 5      9,864       9,864
                Series 6     36,069      36,069
                            -------     -------
                           $238,677    $238,677
                            =======     =======
      Accounts payable - affiliates at December 31, 1998 and 1997 represents
accrued general and administrative expenses and partnership
management fees,
and advances from an affiliate of the general partner,  which are payable to
Boston Capital Partners, Inc., and Boston Capital Asset
Management Limited
Partnership (formerly Boston Capital Communications Limited
Partnership).
                                     33


          Boston Capital Tax Credit Fund Limited Partnership
               NOTES TO FINANCIAL STATEMENTS - CONTINUED
                      December 31, 1998
                         (Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS  (continued)
      As of December 31, 1998, an affiliate of the general partner advanced a total of $258,250 to the Partnership to pay certain operating expenses of some of the series. None of the funds were advanced during the quarter ended
December 31, 1998. These advances are included in Accounts payable
-affiliates. These advances, and any additional advances, will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships.

      As of December 31, 1998, an affiliate of the general
partner funded
$208,875, interest free, to the Partnership (Series 1 and 4) so that it could
make three separate loans to the Operating Partnerships Virginia Circle, Townhomes of Minnehaha, and Van Dyck Estates in the amounts of $10,419, $3,391, and $199,265, respectively. $4,200 of the funds were advanced during the quarter ended December 31, 1998. The loans to all three Operating Partnerships are being made to fund operating expenses of the Operating Partnership. These advances will be repaid to the Partnership by the Operating Partnerships with surplus cash from operations.

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS
       At December 31, 1998 and 1997, the Partnership had limited partnership interests in one hundred and five Operating Partnerships which own operating apartment complexes as follows: nineteen in Series 1; eight in Series 2;
thirty-three in Series 3; twenty-five in Series 4; five in Series 5; and fifteen in Series 6.

       Under the terms of the Partnership's investment in each Operating
Partnership, the Partnership was required to make capital contributions to such Operating Partnerships. These contributions were payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. At December 31, 1998 and 1997, all capital contributions had been paid to the Operating Partnerships in all of the Series.

       The Partnership's fiscal year ends March 31 of each year, while all the
Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating
Partnerships are for the nine months ended December 31, 1998.

       The combined unaudited summarized statements of operations of the
Operating Partnerships for the nine months ended December 31, 1998 and 1997 are as follows:

                                  34

            Boston Capital Tax Credit Fund Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                         December 31, 1998
                              (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                        Nine Months Ended September 30,
                             (Unaudited)

                                                 Series 1

---------------------------
                                          1998             1997
                                          ----             ----
Revenues
   Rental                             $ 3,743,681      $
3,706,249
   Interest and other                     204,759
136,604
                                        ---------        -
--------
                                        3,948,440
3,842,853
                                        ---------        -
--------
Expenses
  Interest                                882,421
894,584
  Depreciation and amortization         1,273,520
1,283,508
  Operating expenses                    3,036,220
3,079,050
                                        ---------        --
-------
                                        5,192,161
5,257,142
                                        ---------        -
--------
          NET LOSS                    $(1,243,721)
$(1,414,289)
                                        =========
=========
Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership                $         0      $
(117,749)
                                        =========
=========

Net loss allocated to other partners  $   (12,437)     $
(14,143)
                                        =========
=========

Net loss suspended                    $(1,231,284)
$(1,282,397)
                                        =========
=========

The variance in allowable loss from the Operating Partnerships for the nine months ended December 31, 1998 and 1997 is mainly a result of the way the
Partnership accounts for its investment in Operating
Partnerships.  The
Partnership accounts for its investments using the equity method of
accounting.  Under the equity method of accounting, the
Partnership adjusts
its investment cost for its share of each Operating Partnership's results of
operations and for any distributions received or accrued.
However, the
Partnership recognizes individual operating losses only to the extent of
capital contributions.  Excess losses are suspended for use in future years to
offset excess income.
                                    35

            Boston Capital Tax Credit Fund Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                        December 31, 1998
                           (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                        Nine Months Ended September 30,
                              (Unaudited)

                                                Series 2

--------------------------
                                           1998             1997
                                           ----             ----
 Revenues
   Rental                             $ 1,007,293      $
978,445
   Interest and other                      51,548
48,281
                                        ---------
---------
                                        1,058,841
1,026,726
                                        ---------
---------
Expenses
  Interest                                318,197
467,014
  Depreciation and amortization           289,651
269,831
  Operating expenses                      781,177
737,832
                                        ---------
---------
                                        1,389,024      $
1,474,677
                                        ---------
---------
          NET LOSS                    $  (330,183)     $
(447,951)
                                        =========
=========
Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership                $  (146,877)     $
(167,794)
                                        =========
=========

Net loss allocated to other partners  $    (3,302)     $
(4,480)
                                        =========
=========

Net loss suspended                    $  (180,004)     $
(275,677)
                                        =========
=========

The variance in allowable loss from the Operating Partnerships for the nine
months ended December 31, 1998 and 1997 is mainly a result of the way the
Partnership accounts for its investment in Operating
Partnerships.  The
Partnership accounts for its investments using the equity method of
accounting.  Under the equity method of accounting, the
Partnership adjusts
its investment cost for its share of each Operating Partnership's results of
operations and for an distributions received or accrued.
However, the
Partnership recognizes individual operating losses only to the extent of
capital contributions.  Excess losses are suspended for use in future years to
offset excess income.
                                   36

            Boston Capital Tax Credit Fund Limited Partnership

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED
                             December 31, 1998
                               (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                         Nine Months Ended September 30,
                             (Unaudited)

                                                  Series 3

--------------------------
                                          1998             1997
 Revenues                                 ----             ----

   Rental                             $ 4,725,112      $
4,595,895
   Interest and other                     354,234
235,989
                                        ---------
---------
                                        5,079,346
4,831,884
                                        ---------
---------
Expenses
  Interest                              1,775,719
1,831,570
  Depreciation and amortization         1,854,350
1,904,502
  Operating expenses                    3,332,434
3,199,362
                                        ---------
---------
                                        6,962,503
6,935,434
                                        ---------
---------
          NET LOSS                    $(1,883,157)
$(2,103,550)
                                       ==========
==========
Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership                $(1,037,678)
$(1,422,483)
                                       ==========
==========

Net loss allocated to other partners  $   (18,832)     $
(21,036)
                                       ==========
==========

Net loss suspended                    $  (826,647)     $
(660,031)
                                       ==========
==========

The variance in allowable loss from the Operating Partnerships for the nine
months ended December 31, 1998 and 1997 is mainly a result of the way the
Partnership accounts for its investment in Operating
Partnerships.  The
Partnership accounts for its investments using the equity method of
accounting.  Under the equity method of accounting, the
Partnership adjusts
its investment cost for its share of each Operating Partnership's results of
operations and for any distributions received or accrued.
However, the
Partnership recognizes individual operating losses only to the extent of
capital contributions.  Excess losses are suspended for use in future years to
offset excess income.
                                    37

           Boston Capital Tax Credit Fund Limited Partnership

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                      December 31, 1998
                          (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

             COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                     Nine Months Ended September 30,
                          (Unaudited)

                                                  Series 4

----------------------------
                                          1998             1997
 Revenues                                 ----             ----
   Rental                             $ 4,881,294      $
4,603,630
   Interest and other                     205,532
203,886
                                       ----------
----------
                                        5,086,826
4,807,516
                                       ----------
----------
Expenses
  Interest                              1,997,669
1,925,643
  Depreciation and amortization         1,725,521
1,770,242
  Operating expenses                    3,050,801
2,785,947
                                       ----------
----------

                                        6,773,991
6,481,832
                                       ----------
----------
          NET LOSS                    $(1,687,165)
$(1,674,316)
                                       ==========
==========
Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership                $  (751,737)
$(1,044,995)
                                       ==========
==========
Net loss allocated to other partners  $   (16,872)     $
(16,743)
                                       ==========
==========

Net loss suspended                    $  (918,556)     $
(612,578)
                                       ==========
==========

The variance in allowable loss from the Operating Partnerships for the nine months ended December 31, 1998 and 1997 is mainly a result of the way the
Partnership accounts for its investment in Operating
Partnerships.  The
Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. However, the
Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.

                                  38
            Boston Capital Tax Credit Fund Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                         December 31, 1998
                              (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                       Nine Months Ended September 30,
                             (Unaudited)

                                                  Series 5

--------------------------
                                           1998             1997
 Revenues                                  ----             ----
   Rental                               $ 493,991        $
474,229
   Interest and other                      50,457
44,190
                                          -------
--------

                                          544,448
518,419
                                          -------
--------
Expenses
  Interest                                192,991
190,405
  Depreciation and amortization           179,939
137,088
  Operating expenses                      361,326
361,190
                                          -------
--------
                                          734,256
688,683
                                          -------
--------

          NET LOSS                      $(189,808)
$(170,264)
                                         ========
========
Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership                  $ (83,528)       $
(99,238)
                                         ========
========

Net loss allocated to other partners    $  (1,898)       $
(1,703)
                                         ========
========

Net loss suspended                      $(104,382)       $
(69,323)
                                         ========
========

The variance in allowable loss from the Operating Partnerships for the nine
months ended December 31, 1998 and 1998 is mainly a result of the way the Partnership accounts for its investment in Operating Partnerships. The Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. However, the Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.
                                    39

           Boston Capital Tax Credit Fund Limited Partnership

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                        December 31, 1998
                           (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

           COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                      Nine Months Ended September 30,
                             (Unaudited)

                                                  Series 6

--------------------------
                                          1998             1997
 Revenues                                 ----             ----
   Rental                              $3,140,413
$3,042,708
   Interest and other                     199,914
197,270
                                        ---------
---------

                                        3,340,327
3,239,978
                                        ---------
---------
Expenses
  Interest                                890,423
878,362
  Depreciation and amortization         1,019,185
909,268
  Operating expenses                    1,932,019
1,816,852
                                        ---------
---------
                                        3,841,627
3,604,482
                                        ---------
---------
          NET LOSS                     $ (501,300)      $
(364,504)
                                        =========
=========
Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership                 $ (267,330)      $
(346,092)
                                        =========
=========

Net loss allocated to other partners   $   (5,013)      $
(3,645)
                                        =========
=========

Net loss suspended                     $ (228,957)      $
(14,767)
                                        =========
=========

The variance in allowable loss from the Operating Partnerships for the nine
months ended December 31, 1998 and 1997 is mainly a result of the way the
Partnership accounts for its investment in Operating
Partnerships.  The
Partnership accounts for its investments using the equity method of
accounting.  Under the equity method of accounting, the
Partnership adjusts
its investment cost for its share of each Operating Partnership's results of
operations and for any distributions received or accrued.
However, the
Partnership recognizes individual operating losses only to the extent of
capital contributions.  Excess losses are suspended for use in future years to
offset excess income.
                                   40

             Boston Capital Tax Credit Fund Limited Partnership

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 1998
                            (Unaudited)

NOTE E - TAXABLE LOSS

        The Partnership's taxable loss for the year ended December 31, 1999 is expected to differ from its loss for financial reporting purposes for the year ended March 31, 1999. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods. No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners and assignees individually.




































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

    The Partnership is currently accruing the annual partnership management fee. Partnership management fees accrued during the quarter ended December 31, 1998 were $238,677 and total partnership management fees accrued as of
December 31, 1998 were $6,206,797. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Partnership receives sales or refinancing proceeds from Operating Partnerships, which will be used to satisfy such liabilities.

    An affiliate of the general partner has advanced $258,250 to the
Partnership to pay certain third party operating expenses. None of the funds were advanced in the quarter ended December 31, 1998. The amounts advanced to four of the six series as are as follows: $61,810 to Series 1;
$45,000 to Series 2; $102,250 to Series 3; and $262,265 to Series
4. These and any additional advances will be paid, without interest, from available cash flow, reporting fees, or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships. The Partnership anticipates that as the Operating Partnerships continue to mature, more cash flow and reporting fees will be generated. Cash flow and reporting fees will be added to the Partnership's working capital and will be available to meet future third party obligation of the Partnership. The Partnership is currently pursuing, and will continue to pursue, available cash flow and reporting fees and anticipates that the amount collected will be sufficient to cover third party operating expenses.

Capital Resources
-----------------
    The Partnership offered BACs in a Public Offering declared effective by
the Securities and Exchange Commission on August 29, 1988.  The
Partnership
received and accepted subscriptions for $97,746,940 representing
9,800,600
BACs from investors admitted as BAC Holders in Series 1 through Series 6 of the Partnership. Offers and sales of BACs in Series 1 through Series 6 of the
Partnership were completed and the last of the BACs in Series 6 were issued by the Partnership on September 29, 1989. At December 31, 1998 and 1997 the
Partnership had limited partnership equity interests in 105
Operating
Partnerships.







                               42

Series 1.
    --------- The Partnership received and accepted subscriptions for
$12,999,000, representing 1,299,900 BACs from investors admitted as BAC
Holders in Series 1. Offers and sales of BACs in Series 1 were completed and the last of the BACs in Series 1 were issued on December 14, 1988.

    As of December 31, 1998 the net proceeds from the offer and sale of BACs in Series 1 had been used to invest in a total of 19 Operating
Partnerships in
an aggregate amount of $9,069,266, and the Partnership had completed payment of all its capital contributions. Series 1 net offering proceeds in the amount of $6,798 remains in Working Capital.

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

    As of December 31, 1998 the net proceeds from the offer and sale of BACs in Series 2 had been used to invest in a total of eight Operating Partnerships in an aggregate amount of $6,411,018, and the Partnership had completed payment of all its capital contributions. Series 2 net offering proceeds in the amount of $6,524 remains in Working Capital.

    Series 3.
    --------- The Partnership received and accepted subscriptions for
$28,822,000, representing 2,882,200 BACs from investors admitted as BAC
Holders in Series 3. Offers and sales of BACs in Series 3 were completed and the last of the BACs in Series 3 were issued by the Partnership on March 14,
1989.

    As of December 31, 1998, the net proceeds from the offer and sale of BACs in Series 3 had been used to invest in a total of 33 Operating
Partnerships in
an aggregate amount of $20,872,509 and the Partnership had completed payment of all its capital contributions. Series 3 net offering proceeds in the amount of $4,742 remains in Working Capital.

    Series 4.
    --------- The Partnership received and accepted subscriptions for
$29,788,160, representing 2,995,300 BACs from investors admitted as BAC
Holders in Series 4. Offers and sales of BACs in Series 4 were completed and the last of the BACs in Series 4 were issued by the Partnership on July 7,
1989.

    As of December 31, 1998 the net proceeds from the offer and sale of BACs in Series 4 had been committed to invest in a total of 25
Operating





                                43
Partnerships in an aggregate amount of $21,868,519, and the Partnership had completed payment of all its capital contributions. Series 4 net offering proceeds in the amount of $13,433 remains in Working
Capital.

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

    As of December 31, 1998 the net proceeds from the offer and sale of BACs in Series 5 had been used to invest in a total of five Operating Partnerships in an aggregate amount of $3,431,044, and the Partnership had completed payment of all installments of its capital contributions. Series 5 net offering proceeds in the amount of $119,866 remains in Working Capital.

    Series 6.
    --------- The Partnership received and accepted subscriptions for
$12,935,780, representing 1,303,000 BACs from investors admitted as BAC
Holders in Series 6. Offers and sales of BACs in Series 6 were completed and the last of the BACs in Series 6 were issued on September 29, 1989.

    As of December 31, 1998 the net proceeds from the offer and sale of BACs in Series 6 had been used to invest in a total of 15 Operating
Partnerships in
an aggregate amount of $9,359,053, and the Partnership had completed payment of all its capital contributions. Series 6 net offering proceeds in the amount of $15,841 remains in Working Capital.

Results of Operations
---------------------

    At December 31, 1998 and 1997 the Partnership held limited partnership interests in 105 Operating Partnerships. In each instance the Apartment
Complex owned by the applicable Operating Partnership is eligible for the
Federal Housing Tax Credit. Occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test(i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

    The Partnership incurs an annual partnership management fee to the General
Partner and/or its affiliates in an amount equal to 0.375% of the aggregate cost of the Apartment Complexes owned by the Operating
Partnerships, less the

                                 44
amount of certain partnership management and reporting fees paid by the Operating Partnerships. The annual partnership management fee is currently being accrued. It is anticipated that all outstanding fee will be repaid from the sale or refinancing proceeds. The annual partnership management fee charged to operations for the quarters ended December 31, 1998 and 1997 were $233,677 and $223,203, respectively. This amount is anticipated to be lower in subsequent fiscal years as more of the Operating Partnerships begin to pay annual asset management fees and reporting fees to the series.

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

    Series 1.
    ---------  As of December 31, 1998 and 1997, the average
Qualified
Occupancy for the series was 100% and 99.7%, respectively. The series had a total of 19 properties at December 31, 1998. Out of the total, 19 were at 100% Qualified Occupancy.

    For the nine months being reported, the series reflects a net loss from
Operating Partnerships of $1,243,721. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflects a net loss of $29,799. Substantially all of the net loss for both years is attributable to accrued mortgage interest not currently payable by Kingston Property Associates (Broadway East Townhomes), Genesee Commons Associates (River Park Commons), and Unity Park Associates (Unity Park Phase II). All three Operating Partnerships have forbearance agreements in place allowing the property to pay minimal mortgage payments while the property continues to accrue all interest payments due. Occupancy remains low due to a lack of rental assistance and a poor local economy. The properties have received loans from the state housing agency, which are being used to complete rehabilitation work. This rehab is ongoing and loan proceeds will continue to fund repairs until the moneys are exhausted. The management company feels these repairs should have a positive effect on occupancy.

     The properties owned by Townhomes of Minnehaha Court (Minnehaha Court Apartments) and Virginia Circle (Virginia Circle Townhomes) have shown improved operating results but continue to incur high operating expenses, which have resulted in operating deficits. Minnesota Housing Finance Agency has continued their commitment to support improved operations by granting interest free mortgage loans to Townhomes of Minnehaha and Virginia Circle to correct deferred maintenance issues. Work on most of the deferred maintenance items has been performed. The management company continues to complete the remaining list of repairs/improvements as weather permits. It is anticipated that the improvements will allow for a reduction of operating expenses in the future, which is essential for continued improvement in the properties' performance.

                                 45
    Series 2.
    ---------  As of December 31, 1998 and 1997, the average
Qualified
Occupancy for the series was 100% for both years. The series had a total of eight properties at December 31, 1998 all of which were at 100% Qualified Occupancy.

     For the nine months being reported the series reflects a net loss from the Operating Partnerships of $330,183. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect a net loss of
$40,532.

     The properties owned by Haven Park Partners III, A California L.P. (Glenhaven Park III) and Haven Park Partners IV, A California L.P. (Glenhaven Park IV) continue to suffer from high operating expenses and occupancy issues. The management company has said that the rental market is poor with an over supply of housing. As of December 31, 1998 physical occupancy at the two properties were 80% and 75%, respectively. The management company will continue to actively conduct outreach to generate new interest in the properties along with working towards reducing the operating expenses. The Investment General Partner is also working with the Operating General Partner in developing a capital needs plan to assess what can be done to the properties in hopes of improving occupancy levels.

     Annadale Housing Partners (Kingsview Manor & Estates) has reported net losses due to operational issues associated with the property. Although occupancy has stabilized, economic factors relevant to the marketplace prevent the necessary rental income from being generated to cover the operational expenses. The rental rates at the property were increased during the last quarter of 1998, the Operating General Partner anticipates that this will have a positive effect on overall cash flow for the property. In a step to cut costs even further the Operating General Partner has initiated loan restructure discussions with the first lender for more favorable terms. The Investment General Partner continues to monitor this situation closely. Occupancy is at 92% as of December 31, 1998.

    Series 3.
    ---------  As of December 31, 1998 and 1997, the average
Qualified
Occupancy for the series was 99.3% and 99.8%, respectively. The series had a total of 33 properties at December 31, 1998 of which 31 were at 100% Qualified Occupancy.

     For the nine months being reported series reflects a net loss from the
Operating Partnerships of $1,883,157. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect a net loss of $28,807.

     The Investment General Partner continues to monitor the operations of Lincoln Hotel Associates (Lincoln Apartments) in an effort to improve the overall results of operations of the series. A recent rehabilitation of the property has been completed and should assist in attracting new tenants. As of December 31, 1998 the overall physical occupancy of the property was 96%. The management company, with the assistance of area housing agencies and a


                                 46
more thorough screening process, has greatly improved occupancy rates. The improvement in occupancy is anticipated to have a positive effect on net income.

     The property owned by California Investors VI L.P. (Orchard
Park) continues to suffer from physical occupancy issues. Occupancy at December 31, 1998 was at 88%. The occupancy problem appears to be related to the marketplace, but the management company has replaced the site manager in hopes that changes in personnel will stimulate a better approach to renting units at the property. The management company continues to be aggressive with marketing the property and conducting active outreach. The Operating General Partner, with the assistance of a consultant, has developed a new marketing campaign, which was implemented during the last quarter of 1998. In addition, a large recreation facility is expected to be built adjacent to the property at the end of 1999. Once this park is opened, it is expected to enhance the appeal of Orchard Park Apartments to families.

     The Operating General Partner of Hidden Cove Apartments (Hidden Cove) continues to incur operating deficits due to high operating expenses. The Operating General Partner is funding a capital improvement plan established by the new management company in hopes of improving the property's appeal. Average occupancy at the property remains at 95%. At this time, the Operating General Partner is working with the management company to develop the 1999 budget and an updated capital improvement plan. In addition, the Operating General Partner has begun to approach several local lenders regarding refinancing the properties permanent loan.

      Central Parkway Tower (Central Parkway Towers), continues to experience occupancy problems. As of December 31, 1998 the physical occupancy is at 61%. The low occupancy continues to result in operating deficits, accrued payables, and deferred maintenance. The property manager is currently trying to increase occupancy by working with city, state, and federal agencies to expand referrals and contracts, and restructuring existing subsidies.

Series 4.
    ---------  As of December 31, 1998 and 1997, the average
Qualified
Occupancy for the series was 100% for both years.  The series had
a
total of 25 properties at December 31, 1998, all of which were at
100%
Qualified Occupancy.

    For the nine months being reported series reflects a net loss from the Operating Partnerships of $1,687,165. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflects positive operations of $38,356.

     Unity Park Associates (Unity Park Phase II) reflects a net loss, which is attributable to accrued mortgage interest. The Operating Partnership has a forbearance agreement in place allowing the property to pay minimal mortgage payments while the property continues to accrue all interest payments due. Occupancy remains low due to a lack of rental assistance and a poor local economy. The property has received loans from the state housing agency, which are being used to complete rehabilitation work. This rehab is ongoing and proceeds will continue to fund repairs until the moneys

                                 47
are exhausted. The management company feels these repairs should have a positive effect on occupancy.

     The Operating Partnership, Van Dyck Estates XVI-A (Van Dyck Estates XVI-A) continues to pay its delinquent real estate taxes in accordance with the repayment plan. The final installment of delinquent real estate taxes will be due in April. The Operating General Partner believes that once these taxes have been paid operating deficits should be minimal. The property continues to operate at nearly 100% occupancy every month.

      Central Parkway Tower (Central Parkway Towers), continues to experience occupancy problems. As of December 31, 1998 the physical occupancy is at 61%. The low occupancy continues to result in operating deficits, accrued payables, and deferred maintenance. The property manager is currently trying to increase occupancy by working with city, state, and federal agencies to expand referrals and contracts, and restructuring existing subsidies.

     The property owned by Haven Park Partners, A California L.P. (Glenhaven Park II) continue to suffer from high operating expenses and occupancy issues. The management company has said that the rental market is poor with on over supply of housing.
As of December 31, 1998, physical occupancy was 78%. The management company will continue to actively conduct outreach to generate new interest in the property along with working towards reducing the operating expenses. The Investment General Partner is also working with the Operating General Partner in developing a capital needs plan to assess what can be done to the property in hopes of improving occupancy levels.


    Series 5.
    ---------  As of December 31, 1998 and 1997, the average
Qualified
Occupancy for the series was 100% for both years. The series had a total of five properties at December 31, 1998, all of which were at 100%
Qualified Occupancy.

    For the nine months being reported the series reflects a net loss from the Operating Partnerships of $189,808. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect a net loss operations of $9,869.

     Annadale Housing Partners (Kingsview Manor & Estates) has reported net losses due to operational issues associated with the property. Although occupancy has stabilized, economic factors relevant to the marketplace prevent the necessary rental income to be generated to cover the operational expenses. The rental rates at the property were increased during the last quarter of 1998, the Operating General Partner anticipates that this will have a positive effect on overall cash flow for the property. In a step to cut costs even further the Operating General Partner has initiated loan restructure discussions with the first lender for more favorable terms. The Investment General Partner continues to monitor this situation closely. Occupancy is at 92% as of December 31, 1998.



                                 48
The property owned by Glenhaven Park Partners, A California
L.P. (Glenhaven Estates) continue to suffer from high operating expenses and occupancy issues. The management company has said that the rental market is poor with on over supply of housing. As of December 31, 1998, physical occupancy was 83%. The management company will continue to actively conduct outreach to generate new interest in the property along with working towards reducing the operating expenses. The Investment General Partner is also working with the Operating General Partner to develop a capital needs plan to assess what can be done to the property in hopes of improving occupancy levels.

    Series 6.
    ---------  As of December 31, 1998 and 1997, the average
Qualified
Occupancy for the series was 99.7% for both years. The series had a total of 15 properties at December 31, 1998 of which 14 were at 100% Qualified Occupancy.

     For the nine months being reported the series reflects a net loss from the Operating Partnerships of $501,300. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of
$517,885.


    Year 2000
    ---------
     As previously stated in the Fund's 10-k, Boston Capital and its management have reviewed the potential computer problems that may arise from the century date change known as the "Year 2000" or "Y2K" problem. We are currently in the process of taking the necessary precautions to minimize any disruptions. The majority of Boston Capital's systems are "Y2K" compliant. For all remaining systems we have contacted the vendors to provide us with the necessary upgrades and replacements. Boston Capital is committed to ensuring that the "Y2K" issue will have no impact on our investors.













                                      49
                       PART II - OTHER INFORMATION


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















                                  50

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



                                BOSTON CAPITAL TAX CREDIT
                                FUND LIMITED PARTNERSHIP



                           By:  Boston Capital Associates Limited
                                Partnership, General Partner



                           By:  C&M Associates, d/b/a
                                Boston Capital Associates



Date:  February 18, 1998     By:   /s/JOHN P. MANNING
                                 ---------------------------
                                John P. Manning, Partner
                                Partner & Principal Financial
                                Officer
























                                    51