Form 10-K405
period 1999-03-31
BOSTON CAPITAL TAX CREDIT FUND LTD PARTNERSHIP
filed 1999-06-30
CIK 835095

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

[X]    Annual report pursuant to Section 13 or 15(d) of the
Securities
       Exchange Act of 1934

       For the fiscal year ended  March 31, 1999  or
                                  --------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from         to
                                     --------    --------
Commission file number  0-17679
                       ---------
          Boston Capital Tax Credit Fund Limited Partnership
------------------------------------------------------------------
------------
       (Exact name of registrant as specified in its charter)

           Massachusetts                              04-3006542
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

                  Beneficial Assignee Certificates
------------------------------------------------------------------
------------
                          (Title of class)

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

|XX|


                     DOCUMENTS INCORPORATED BY REFERENCE
                     -----------------------------------
The following documents of the Partnership are incorporated by reference:

    Form 10-K
      Parts                        Document
    ---------                      --------
    Parts I, III                   October 14, 1988 Prospectus,
as
                                   supplemented


              BOSTON CAPITAL TAX CREDIT FUND LIMITED PARTNERSHIP
                           Form 10-K ANNUAL REPORT
                      FOR THE YEAR ENDED MARCH 31, 1999

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

     At March 31, 1999, the Partnership had limited partnership equity interests in one hundred five operating partnerships which own operating apartment complexes as follows: nineteen in Series 1; eight in Series 2;
thirty-three in Series 3; twenty-five in Series 4; five in Series 5; and fifteen in Series 6. A description of these Operating Partnerships is set forth in Item 2 herein.

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



























        Boston Capital Tax Credit Fund Limited Partnership -
Series 1
                    PROPERTY PROFILES AS OF MARCH 31, 1999

                                  Mortgage
                                   Balance
Qualified Capital
Property                            As of    Construction
Occupancy Contrib-
Name             Location    Units 12/31/98    Completion
3/31/99    uted
-----------------------------------------------------------------
-------------
Apple Hill   West Newton,     44  $1,482,030      1/88
100%   $ 317,660
Apartments       NC

Bolivar Manor Bolivar,        24     877,783     11/88
100%     180,498
Apartments       NY

Briarwood     Vero Beach,     45   1,475,019      8/89
100%     386,368
Apartments       FL

Broadway      Kingston,      122   5,184,279      6/89
100%     952,500
East             NY

Country       Coldwater,      32     934,901      7/89
100%     202,610
Knoll            MI

Country       Warwick,        64   3,168,364      4/89
100%     845,000
Village Apts     NY

Elk Rapids II Elk Rapids,     24     737,428      2/89
100%     161,078
Apartments       MI

Green Acres   Yulee,          47   1,476,754      8/89
100%     394,500
Apartments       FL

Inglewood     St. Cloud,      50   1,483,633     11/88
100%     394,400
Meadows          FL

Minnehaha     St. Paul,       24   1,151,718     11/88
100%     631,138
Court Apts.      MN

Moss Creek    Wewahitchka,    23     709,946      6/88
100%     207,592
Apartments       FL

River Park    Rochester,     402  10,009,215     12/88
100%   2,315,400
Commons        NY

Sunset West   Conneaut,       40   1,169,903      4/88
100%     250,701
Apartments       OH

Unity Park    Niagara Falls, 198   9,760,376     12/90
100%     600,000
Phase II         NY

Villas of     Geneva,         40   1,185,171      8/88
100%     254,967
Geneva          OH
                                    4

        Boston Capital Tax Credit Fund Limited Partnership -
Series 1

                    PROPERTY PROFILES AS OF MARCH 31, 1999

Continued
---------
                                  Mortgage
                                   Balance
Qualified Capital
Property                            As of    Construction
Occupancy Contrib-
Name             Location    Units 12/31/98    Completion
3/31/99    uted
-----------------------------------------------------------------
-------------
Virginia
Circle        St. Paul,       16   $ 682,580      6/88
100%    $395,000
Townhomes       MN

Westchase     Three Rivers,   32     962,503      7/89
100%     202,610
Apartments      MI

Wood Creek    Saulte St.      32     962,989      7/89
100%     213,390
Manor           Marie, MI

Woodland      St. Cloud,      50   1,483,633     11/88
100%     394,500
Terrace         FL





























        Boston Capital Tax Credit Fund Limited Partnership -
Series 2

                    PROPERTY PROFILES AS OF MARCH 31, 1999


                                  Mortgage
                                  Balance
Qualified  Capital
Property                           As of    Construction
Occupancy Contrib-
Name         Location     Units   12/31/98     Completion
3/31/99   uted
-----------------------------------------------------------------
-------------
Annadale     Fresno,       222  $9,391,845      6/90        100%
$1,736,542
Apartments      CA

Calexico     Calexico,      36   1,566,878      4/90        100%
464,896
Village Apts.   CA

Glenhaven    Merced,        15     492,324     12/89        100%
490,000
Park III        CA

Glenhaven    Merced,        12     395,838      6/90        100%
395,300
Park            CA

Heber II
Village      Heber,         24   1,093,880      4/89        100%
345,000
Apts.           CA

Redondo II  Westmorland,    32   1,436,295      7/90        100%
580,000
Apts.           CA

Redwood      McKinleyville, 48   1,770,886     12/89        100%
688,572
Creek Apts.     CA

Thunderbird  Mecca,         54   2,596,612      7/90        100%
1,012,157
Apartments      CA
















        Boston Capital Tax Credit Fund Limited Partnership -
Series 3

                    PROPERTY PROFILES AS OF MARCH 31, 1999


                                  Mortgage
                                   Balance
Qualified Capital
Property                            As of    Construction
Occupancy Contrib-
Name           Location   Units   12/31/98     Completion
3/31/99    uted
-----------------------------------------------------------------
-------------
The 128
Park Street     Dorchester,  16  $   512,597     7/88
100%    $340,000
Lodging House    MA

Ashley Senior   Ashland,     62    1,777,638     5/89
100%     495,500
Center Apts.     OR

Belfast         Belfast,     24    1,082,747     5/89
100%     245,000
Birches          ME

The Bowditch    Jamaica Plain,
School           MA          50    1,622,807    12/89
100%     883,623
Lodging House

Carriage Gate   Palatka,     48    1,470,430    11/89
100%     385,000
Apartments       FL

Central         Cincinnati, 225    2,800,000    12/89
100%   4,482,818
Parkway Towers   OH

Colony Court    Eustis,      46    1,488,760     6/89
100%     384,200
Apartments       FL

Crane Street    Littleton,   33    1,475,125    12/88
100%     293,000
Court            NH

Cruz Bay        St. John,    20    1,484,816     2/89
100%     285,820
Apartments       USVI

Fiddler's Creek Southport,   24      960,969     2/89
100%     200,397
Apartments       NC

Gilmore Court   Jaffrey,     28    1,381,859     6/89
92%     288,660
                 NH

Greenwood       Owosso,      48    1,433,503     8/89
100%     312,090
Apartments       MI

Hidden Cove     W.Pittsburg  88    2,889,795     8/88
100%   1,761,650
Apartments       CA

Hillmont        Lake Park,   42    1,134,287     5/89
100%     265,218
Apartments       GA
                                    7

        Boston Capital Tax Credit Fund Limited Partnership -
Series 3

                    PROPERTY PROFILES AS OF MARCH 31, 1999

Continued
---------
                                  Mortgage
                                   Balance
Qualified Capital
Property                            As of    Construction
Occupancy Contrib-
Name          Location   Units   12/31/98     Completion
3/31/99     uted
-----------------------------------------------------------------
-------------
Jackson        Jackson,      28   $1,188,962       7/89
100%  $  225,000
Apartments       WY

Lake North     Lady Lake,    36    1,057,376       1/89
100%     220,780
Apartments       FL

Lakewood Terr  Lakeland,    132    3,805,716       8/89
100%     572,400
Apartments       FL

Lincoln        Salem,        63    3,003,622      12/88
100%     520,000
Apartments       MA

Mann Village   Indianapolis,204    5,367,147       5/89
96%   2,620,620
Apartments       IN

Maplewood      Cloquet,      24      754,535       4/89
100%     150,800
Apartments       MN

Mound Plaza    Moundville,   24      621,209       9/89
100%     129,465
Apartments       AL

Oak Crest      Brainerd,     30      906,495       5/89
100%     168,130
Manor II         MN

Orangewood     Umatilla,     45    1,474,451       9/89
100%     358,350
Villas           FL

Orchard Park   Beaumont,    144    3,868,597       5/89
100%   2,950,000
Apartments       CA

Paige Hall     Minneapolis,  69    2,253,150       4/89
100%     378,538
Apartments       MN

Queens         Philadelphia, 32    1,096,856       1/89
100%     759,500
Court Apts.      PA

Rainbow         Yuma,        81    1,907,361       1/89
100%     702,968
Apartments       AZ

Ripon           Ripon,       24      851,258       7/89
100%     176,260
Apartments       WI

        Boston Capital Tax Credit Fund Limited Partnership -
Series 3

                    PROPERTY PROFILES AS OF MARCH 31, 1999


Continued
---------
                                  Mortgage
                                   Balance
Qualified Capital
Property                            As of    Construction
Occupancy Contrib-
Name           Location   Units   12/31/98     Completion
3/31/99    uted
-----------------------------------------------------------------
-------------
Sun Village   Groveland,     34   $1,044,145       5/88
100%    $211,880
Apartments       FL

Taylor
Terrace       W. Pittsburgh, 30    1,052,290      11/88
100%     227,103
Apartments       PA

The Grove     Vidalia,       54    1,480,429       5/89
100%     345,621
Apartments       GA

Trinidad      Trinidad,      24      917,387       6/89
100%     202,000
Apartments       CO

Vassar        Vassar,        32      918,083      11/89
100%     189,596
Apartments       MI

        Boston Capital Tax Credit Fund Limited Partnership -
Series 4

                    PROPERTY PROFILES AS OF MARCH 31, 1999



                                  Mortgage
                                   Balance
Qualified Capital
Property                            As of     Construction
Occupancy Contrib-
Name           Location   Units   12/31/98     Completion
3/31/99    uted
-----------------------------------------------------------------
-------------
Amory Square  Windsor,      74  $  2,137,795     9/89
100%  $1,644,338
Apartments     VT

Auburn Trace  Delray Beach,256     9,983,714     1/90
100%   2,849,298
               FL

Ault          Ault,         16       472,353     7/89
100%      92,232
Apartments     CO

Berkshire     Wichita,      90     2,026,315     9/89
100%   1,829,104
Apartments     KS

Bowditch
School        Jamaica Plain,50     1,622,807    12/89
100%     619,300
Lodging House  MA

Burlwood      Cripple       10       229,754     8/89
100%      45,600
Apartments     Creek, CO

Cambria       Cambria,      24     1,034,192     7/89
100%     367,600
Commons        NY

Central
Parkway       Cincinnati,  225     2,800,000    12/89
100%     944,322
Towers         OH

Clearview     Monte Vista,  24       754,311    11/89
100%     166,400
Apartments     CO

Fuller        St. Paul,      9       501,639     1/89
100%     254,671
Townhomes      MN

Glenhaven     Merced,       15       489,784     6/89
100%     415,000
Park II        CA

Greenwood     Quincy,       36     1,076,947     9/89
100%     282,000
Terrace        FL

Highland      Topeka,       22       373,689    12/88
100%     354,067
Village        KS
Duplexes

        Boston Capital Tax Credit Fund Limited Partnership -
Series 4

                    PROPERTY PROFILES AS OF MARCH 31, 1999

Continued
---------

                                  Mortgage
                                   Balance
Qualified Capital
Property                            As of     Construction
Occupancy Contrib-
Name           Location   Units   12/31/98     Completion
3/31/99    uted
-----------------------------------------------------------------
-------------
Jefferson Pl  Monticello,   38   $ 1,102,759      12/89
100%  $  294,150
Apartments     FL

Landmark      Chesapeake,  120     1,749,107       5/89
100%   1,470,835
Apartments     VA

Meadowcrest   Southfield,   83     2,885,424      10/90
100%   1,055,404
Apartments     MI

Milliken      Milliken,     28       808,667       8/89
100%     135,000
Apartments     CO

Montana Ave.  St. Paul,     13       653,571      11/89
100%     430,167
Townhomes      MN

New Grand     Salt Lake     80     2,844,479       3/90
100%   2,823,370
Hotel          City,UT

Rosenberg     Santa Rosa,   77     1,811,122       1/92
100%     844,300
Hotel          CA

Shockoe Hill  Richmond,     64     1,876,338       9/89
100%   1,110,590
Apartments II  VA

Sunnyview     Salem,        60     2,105,792       9/89
100%     775,000
Apartments     OR

Thompson     Indianapolis, 240     4,927,261      12/89
100%   2,098,660
Village Apts.  IN

Unity Park   Niagara Falls,198     9,760,376      12/90
100%   1,470,300
Phase II       NY

Van Dyke     Sanger,        16       649,257      11/89
100%     474,360
Estates        CA
XVI - A

        Boston Capital Tax Credit Fund Limited Partnership -
Series 5

                    PROPERTY PROFILES AS OF MARCH 31, 1999


                                  Mortgage
                                   Balance
Qualified Capital
Property                            As of    Construction
Occupancy Contrib-
Name           Location   Units   12/31/98     Completion
3/31/99    uted
-----------------------------------------------------------------
-------------
Annadale         Fresno,    222   $9,391,845      6/90
100%  $1,161,810
Apartments        CA

Calexico Village Calexico,   36    1,566,878      4/90
100%     128,174
Apartments        CA

Glenhaven        Merced,     13      672,431      6/89
100%     356,480
Estates           CA

Heather Ridge    Redding,    56    1,091,336      9/89
100%   1,182,030
Apartments        CA

Point Arena      Point Arena,25    1,200,778      2/90
100%     444,830
Village           CA

        Boston Capital Tax Credit Fund Limited Partnership -
Series 6

                    PROPERTY PROFILES AS OF MARCH 31, 1999

                                  Mortgage
                                   Balance
Qualified Capital
Property                            As of    Construction
Occupancy Contrib-
Name           Location   Units   12/31/98     Completion
3/31/99    uted
-----------------------------------------------------------------
-------------
Auburn Trace   Delray Beach, 256    $9,983,714    1/90       100%
$1,971,457
                 FL

Briarwood      Cameron,       24       568,272    9/88       100%
137,367
Estates          MO

Columbia       Richland,     139     4,112,553    2/90       100%
1,607,375
Park Apts.       WA

Eldon Estates  Eldon,         24       554,108    7/88       100%
139,221
                 MO

Forty West     Holland,      120     2,054,384    2/90       100%
1,431,562
Apartments       MI

Hacienda Villa Firebaugh,    120     3,871,423    1/90       100%
1,460,316
Apartments       CA

Hillandale     Lithonia,     132     3,119,770    1/90       100%
1,444,800
Commons          GA

Kearney        Kearney,       16       362,308    3/88       100%
99,334
Properties II    MO

Los Pueblos    Socorro,       32     1,247,480    5/88       100%
414,851
Apartments       NM

Pleasant Hill  Pleasant Hill, 24       559,406   12/88       100%
141,624
                 MO

Rosenberg      Santa Rosa,    77     1,811,122    1/92       100%
555,700
Apartments       CA

Sherburne      Sherburne,     29     1,307,404   10/89       100%
578,409
Senior Housing   NY

Springridge    Warrensburg,   24       568,929    2/88       100%
162,393
III              MO

Tall Pines     Charlestown,   32     1,432,216   11/89       100%
302,491
Apartments       NH

Woodcliff      Ishpeming,     24       756,010   11/89       100%
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

                    As of March 31, 1999, the Partnership has
7,377 registered
             BAC Holders for an aggregate of 9,800,600 BACs which were
             offered a subscription price of $10 per BAC.

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

             (c)    Dividend history and restriction.

                    The Partnership has made no distributions of Net Cash Flow to its BAC Holders from its inception, June 1, 1988 through March
             31, 1999.

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

Item 6.      Selected Financial Data

             The information set forth below presents selected financial data of the Partnership for each of the five years in the period ended March 31, 1999. Additional detailed financial information is set forth in the audited financial statements listed in Item 14 hereof.


                      March 31      March 31       March 31,     March
31,   March 31,
                        1999          1998           1997          1996
1995
                      --------      --------       --------
--------    -------- Operations
----------

Interest Income          4,355   $    16,039   $      7,074 $     8,821
$    11,022
Other Income                 -           813          2,910       1,557
6,921
Share of Loss
 of operating
 Partnerships       (4,256,419)   (4,676,547)  (  1,453,320)
(5,141,108) (6,602,292)
Operating Exp.      (5,088,524)   (1,096,282)  (  1,081,835)
(1,066,179) (1,229,300)
                    ----------    ----------     ----------   ---------
----------
Net Loss            (9,340,588)   (5,755,977) $ (
2,525,171)$(6,196,909)$(7,813,649)
                    ==========    ==========     ==========   =========
==========
Net Loss
 per BAC           $      (.94)  $      (.58) $        (.26)$
(.63)$      (.78)                      ==========    ==========
===========  ==========   =========
Balance Sheet
-------------
Total Assets       $13,845,884   $22,097,154  $ 26,710,863  $28,194,596
$33,412,311
                    ==========    ==========   ===========   ==========
==========
Total Liab.        $ 6,969,091   $ 5,879,773  $  4,737,505  $ 3,696,067
$ 2,716,873
Partners'           ==========    ==========   ===========   ==========
==========
 Equity            $ 6,876,793   $16,217,381  $ 21,973,358  $24,498,529
$30,695,438
                    ==========    ==========   ===========   ==========
==========
Other Data

Tax Credits per BAC for
the Investors Tax Year,
the twelve months ended
December 31,1998 1997
1996 1995 and 1994*
                    $     1.20   $     1.24   $      1.25   $     1.24
$      1.25                        =========    =========    ==========
==========   ==========

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

Item 7.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations

Liquidity
---------
      The Partnership's primary source of funds was the proceeds of its public offering. Other sources of liquidity include (i) interest earned on capital contributions held pending investment or held for working capital reserves and
(ii) cash distributions from operations of the Operating Partnerships in which the Partnership has invested. These sources of liquidity are available to meet the obligations of the Partnership. The Partnership is currently accruing the annual partnership management fees, which allows each series the ability to pay non-affiliated third party obligations. During the fiscal year ended March 31, 1999 the Partnership accrued $954,708 in annual partnership management fees. As of March 31, 1999, total partnership management fees accrued were $6,445,474. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Partnership receives sales or refinancing proceeds from Operating Partnerships which will be used to satisfy such liabilities.

      An affiliate of the general partner has advanced $258,250 to the
Partnership to pay certain third party operating expenses. The amounts advanced to four of the six series are as follows: $48,000 to Series 1;
$45,000 to Series 2; $102,250 to Series 3; and $63,000 to Series
4.  These
and any additional advances will be paid, without interest, from available cash flow, reporting fees, or the proceeds of sales or refinancing of the
Partnership's interests in Operating Partnerships. The Partnership anticipates that as the Operating Partnerships continue to mature, more cash flow and reporting fees will be generated. Cash flow and reporting fees will be added to the Partnership's working capital and will be available to meet future third party obligations of the Partnership. The Partnership is currently pursuing, and will continue to pursue, available cash flow and reporting fees and anticipates that the amount collected will be sufficient to cover third party expenses.

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

      As of March 31, 1999, the net proceeds from the offer and sale of BACs in Series 1 had been used to invest in a total of 19 Operating Partnerships in an aggregate amount of $9,407,952, and the Partnership had completed payment of all installments of its capital contributions. Series 1 net offering proceeds in the amount of $6,640 remains in Working Capital.

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

      As of March 31, 1999, the net proceeds of the offer and sale of BACs in
Series 2 had been used to invest in a total of 8 Operating Partnerships in an aggregate amount of $6,498,176, and the Partnership had completed payment of all installments of its capital contributions. Series 2 net offering proceeds in the amount of $5,497 remains in Working Capital.

      (Series 3). The Partnership received and accepted subscriptions for
$28,822,000, representing 2,882,200 BACs from investors admitted as BAC
Holders in Series 3. Offers and sales of BACs in Series 3 were completed and the last of the BACs in Series 3 were issued by the Partnership on March
14, 1989.

       As of March 31, 1999, the net proceeds from the offer and sale of BACs in Series 3 had been used to invest in a total of 33 Operating Partnerships in an aggregate amount of $21,738,797, and the Partnership had completed payment of all installments of its capital contributions to all of its Operating
Partnerships. Series 3 net offering proceeds in the amount of $2,331 remains in Working Capital.

      (Series 4).  The Partnership commenced offering BACs in
Series 4 on
March 27, 1989. The Partnership received and accepted subscriptions for
29,788,160, representing 2,995,300 BACs from investors admitted as BAC Holders in Series 4. Offers and sales of BACs in Series 4 were completed and the last of the BACs in Series 4 were issued by the Partnership on July 7, 1989.

      As of March 31, 1999, the net proceeds from the offer and sale of BACs in Series 4 had been used to invest in a total of 25 Operating Partnerships in an aggregate amount of $22,934,082, and the Partnership had completed payment of all installments of its capital contributions to all of its Operating
Partnerships. Series 4 net offering proceeds in the amount of $10,320 remains in Working Capital.

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

      As of March 31, 1999, the net proceeds of the offer and sale of BACs in
Series 5 had been used to invest in a total of 5 Operating Partnerships in an aggregate amount of $3,431,044, and the Partnership had completed payment of all installments of its capital contributions. Series 5 net offering proceeds in the amount of $118,832 remains in Working Capital.

      (Series 6).  The Partnership commenced offering BACs in
Series 6 on July
18, 1989. The Partnership received and accepted subscriptions for
$12,935,780, representing 1,303,000 BACs from investors admitted as BAC
Holders in Series 6. Offers and sales of BACs in Series 6 were completed and the last of the BACs in Series 6 were issued by the Partnership on September
29, 1989.

      As of March 31, 1999 the net proceeds from the offer and sale of BACs in
Series 6 had been used to invest in a total of 15 Operating Partnerships in an aggregate amount of $10,652,631, and the Partnership had completed payment of all installments of its capital contributions to all of its Operating
Partnerships. Series 6 net offering proceeds in the amount of $16,515 remains in Working Capital.

Results of Operations
---------------------
      The Partnership incurs an annual partnership management fee payable to the General Partner and/or its affiliates in an amount equal to 0.375% of the aggregate cost of the Apartment Complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid or payable by the Operating Partnerships. The annual partnership management fee incurred for the fiscal years ended March 31, 1999 and 1998 was $919,866 and
$922,872, respectively, an amount which is anticipated to be lower for subsequent fiscal years as more of the Operating Partnerships begin to accrue and pay annual partnership management and reporting fees. During the fiscal years ended March 31, 1999 and 1998, the Partnership received $34,842 and
$31,836, respectively, in reporting fees from the Operating
Partnerships.

      The Partnership's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested. The Partnership's investments in Operating
Partnerships have been
made principally with a view towards realization of Federal
Housing Tax
Credits for allocation to its partners and BAC holders.

      (Series 1).  As of March 31, 1999 and 1998, the Qualified
Occupancy for
the Series was 100% and 99.7%, respectively. The Series had a total of 19 properties at March 31, 1999. Out of the total, 19 were at 100% qualified occupancy.

     For the years ended December 31, 1998 and 1997 Series 1
reflects a net
loss from Operating Partnerships of $16,589,287 and $694,852, respectively,
when adjusted for depreciation which is a non-cash item. The increase in the loss from 1997 to 1998 is due to an impairment loss in Genesse Commons Associates (River Park Commons) and Unity Park Associates (Unity Park Phase II). When adjusted for the impairment loss the series reflects a net loss for 1998 of $489,160. Substantially all of the net loss for both years is attributable to accrued mortgage interest not payable currently by Genesee Commons Associates (River Park Commons), Kingston Property Associates (Broadway East Townhomes), and Unity Park
Associates (Unity Park Phase II).   All three partnerships have
forbearance agreements in place allowing the property to pay minimal mortgage payments while the property continues to accrue all interest payments due. Occupancy remains low due to a lack of rental assistance and a poor local economy. The properties have received loans from the state housing agency, which are being used to complete rehabilitation work. This rehab is ongoing and loan proceeds will continue to fund repairs until the moneys are exhausted. The management company feels these repairs should have a positive effect on occupancy.

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

     For the tax years ended December 31, 1998 and 1997, the Series, in total, generated $1,828,117 and $2,091,204, respectively, in passive income tax losses that were passed through to the investors, and also provided $1.19 and $1.40, respectively, per year for 1998 and 1997 in tax credits per BAC to the investors. The decrease in tax credits per BAC in 1998 was due to Kingston Associates (Broadway East) completing its 10-year tax credit allocation. The Partnership has reached the point where many of the Operating Limited Partnerships will be completing their 10-year tax credit allocation; therefore , the partnerships will be generating annual tax credits accordingly.

      (Series 2).  As of March 31, 1999 and 1998, the Qualified
Occupancy for
the series was 100%. The Series had a total of 8 properties at March 31, 1999, all of which were at 100% qualified occupancy.

      For the years ended December 31, 1998 and 1997 Series 2 reflects a net loss from Operating Partnerships of $658,622 and $577,336, respectively, when adjusted for depreciation which is a non-cash item.

     The properties owned by Haven Park Partners III, A
California L.P. (Glenhaven Park III) and Haven Park Partners IV,
A California L.P. (Glenhaven Park IV) continue to suffer from high operating expenses and occupancy issues.

The management company has said that the rental market is poor with an over supply of housing. As of March 31, 1999 physical occupancy at the two properties were 86% and 75%, respectively. The management company will continue to actively conduct outreach to generate new interest in the properties along with working towards reducing the operating expenses. The Investment General Partner is also working with the Operating General Partner in developing a capital needs plan to assess what can be done to the properties in hopes of improving occupancy levels.

     Annadale Housing Partners (Kingsview Manor & Estates) has reported net losses due to operational issues associated with the property. Decreasing occupancy during the quarter and economic factors relevant to the marketplace prevent the necessary rental income from being generated to cover the operational expenses.
In order to address these issues, the Operating General Partner has hired a consultant to assist management in aggressively marketing the property. In addition, the management agent has hired a new on-site manager and leasing agent. The rental rates at the property were increased during the last quarter of 1998. In a step to cut costs even further the Operating General Partner has initiated loan restructure discussions with the first lender for more favorable terms. The Investment General Partner continues to monitor this situation closely. Occupancy is 88% as of March 31, 1999.

      For the tax years ended December 31, 1998 and 1997, the Series, in total, generated $797,920 and $1,053,496, respectively, in passive income tax losses that were passed through to the investors, and also provided $1.01 per year for 1998 and 1997, respectively, in tax credits per BAC to the investors.

(Series 3).  As of March 31, 1999 and 1998, the Qualified
Occupancy for
the Series was 99.6%. The Series had a total of 33 properties at March 31,
1999.  Out of the total, 31 were at 100% qualified occupancy.

      For the years ended December 31, 1998 and 1997 Series 3 reflects a net income (loss) from Operating Partnerships of $(4,963,468) and $(4,926,027),
respectively, when adjusted for depreciation which is a non-cash item. The current year and prior year loss is the result of a non-cash impairment loss incurred by one of the Operating Partnerships. When adjusted for the loss, the Operating Partnerships reflect a net loss of $633,468 and $533,202, respectively for 1998 and 1997.

     The Investment General Partner continues to monitor the operations of Lincoln Hotel Associates (Lincoln Apartments) in an effort to improve the overall results of operations of the series. A recent rehabilitation of the property has been completed and should assist in attracting new tenants. As of March 31, 1999 the overall physical occupancy of the property was 87%. The management company, with the assistance of area housing agencies and a





                                  21
more thorough screening process, has greatly improved occupancy rates. The improvement in occupancy is anticipated to have a positive effect on net income.

     The property owned by California Investors VI L.P. (Orchard
Park) has increased its physical occupancy from 88% as of December 31, 1998 to 91% as of March 31, 1999. The management company continues to be aggressive with marketing the property and conducting active outreach. The Operating General Partner, with the assistance of a consultant, has developed a new marketing campaign, which was implemented during the last quarter of 1998. In addition, the management company replaced the site manager and leasing agent. A large recreation facility is expected to be built adjacent to the property at the end of 1999. Once this park is opened, it is expected to enhance the appeal of Orchard Park Apartments to families.

     Hidden Cove Apartments (Hidden Cove) continues to incur operating deficits due to high operating expenses. While the new management company has been successful in reducing the deficits by reducing expenses, the property remains unable to operate above break-even. The Operating General Partner has been funding a capital improvement plan established by the new management company in hopes of improving the property's appeal. Average occupancy at the property has risen to 98%. To date the Operating General Partner has been unsuccessful in securing refinancing through local lenders.

          Central Parkway Tower (Central Parkway Towers) continues to experience occupancy problems. Physical occupancy as of March 31, 1999 was 64%. The low occupancy continues to result in operating deficits, accrued payables, and deferred maintenance. The property manager is currently trying to increase occupancy by working with city, state, and federal agencies to expand referrals and contracts. The property continues to receive monthly income from the county mental health board, although the contract has not been formally renewed since it expired in 1996.

     For the tax years ended December 31, 1998 and 1997, the Series, in total, generated $2,349,228 and $2,519,771, respectively, in passive income tax losses that were passed through to the investors, and also provided $1.24 and $1.27, respectively, per year for 1998 and 1997 in tax credits per BAC to the investors. The variance in passive income tax losses generated for the tax years ended December 31, 1998 and 1997 is due to the fact that the Operating Partnership Rosenberg reflected income from cancellation of indebtedness caused by debt restructuring during the tax year ended December 31, 1996.

      (Series 4).  As of March 31, 1999 and 1998, the Qualified
Occupancy for
the series was 100%. The Series had a total of 25 properties at March 31,
1999, all of which were at 100% qualified occupancy.




                                   22
For the years ended December 31, 1998 and 1997 Series 4
reflects a net
income (loss) from Operating Partnerships of $(13,076,365) and
$(529,503)
respectively, when adjusted for depreciation which is a non-cash item.
Unity Park Associates (Unity Park Phase II) and Central Parkway Tower (Central Parkway Towers) had a one time non-cash impairment loss. This is in accordance with newly adopted SFAS No. 121. When adjusted for the loss, the Operating Partnerships reflect a net loss of $(680,222) for 1998.

     Unity Park Associates (Unity Park Phase II) reflects a net loss, which is attributable to accrued mortgage interest. The Operating Partnership has a forbearance agreement in place allowing the property to pay minimal mortgage payments while the property continues to accrue all interest payments due. Occupancy remains low due to a lack of rental assistance and a poor local economy. The property has received loans from the state housing agency, which are being used to complete rehabilitation work. This rehab is ongoing and proceeds will continue to fund repairs until the moneys are exhausted. The management company feels these repairs should have a positive effect on occupancy.

     The Operating Partnership, Van Dyck Estates XVI-A (Van Dyck Estates XVI-A) has brought its delinquent real estate taxes current in accordance with the repayment plan. A recent reduction in real estate taxes should allow the property to operate close to break-even. The property continues to operate at nearly 100% occupancy every month.

     Central Parkway Tower (Central Parkway Towers) continues to experience occupancy problems. Physical occupancy as of March 31, 1999 was 64%. The low occupancy continues to result in operating deficits, accrued payables, and deferred maintenance. The property manager is currently trying to increase occupancy by working with city, state, and federal agencies to expand referrals and contracts. The property continues to receive monthly income from the county mental health board, although the contract has not been formally renewed since it expired in 1996.

     The property owned by Haven Park Partners, A California L.P. (Glenhaven Park II) continues to suffer from high operating expenses and occupancy issues. The management company has said that the rental market is poor with on over supply of housing.
As of March 31, 1999, physical occupancy was 86%. The management company will continue to actively conduct outreach to generate new interest in the property along with working towards reducing the operating expenses. The Investment General Partner is also working with the Operating General Partner in developing a capital needs plan to assess what can be done to the property in hopes of improving occupancy levels.

     For the tax years ended December 31, 1997 and 1996, the Series, in total, generated $2,355,182 and $2,376,272, respectively, in passive income tax losses that were passed through to the investors, and also provided $1.23 per year for 1998 and 1997 in tax credits per BAC to the investors.

      (Series 5).  As of March 31, 1999 and 1998, the Qualified
Occupancy for
the Series was 100%. The Series had a total of 5 properties at March 31, 1999, all of which were at 100% qualified occupancy.


                              23


     For the years ended December 31, 1998 and 1997 Series 5 reflects a net loss of $673,661 and $640,193, respectively, from Operating
Partnerships,
when adjusted for depreciation which is a non-cash item.

     Annadale Housing Partners (Kingsview Manor & Estates) has reported net losses due to operational issues associated with the property. Decreasing occupancy during the quarter and economic factors relevant to the marketplace prevent the necessary rental income from being generated to cover the operational expenses.
In order to address these issues, the Operating General Partner has hired a consultant to assist management in aggressively marketing the property. In addition, the management agent has hired a new on-site manager and lesing agent. The rental rates at the property were increased during the last quarter of 1998. In a step to cut costs even further the Operating General Partner has initiated loan restructure discussions with the first lender for more favorable terms. The Investment General Partner continues to monitor this situation closely. Occupancy is 88% as of March 31, 1999.

     The property owned by Glenhaven Park Partners, A California L.P. (Glenhaven Estates) continues to suffer from high operating expenses and occupancy issues. The management company has said that the rental market is poor with on over supply of housing.
As of March 31, 1999, physical occupancy was 69%. The management company will continue to actively conduct outreach to generate new interest in the property along with working towards reducing the operating expenses. The Investment General Partner is also working with the Operating General Partner to develop a capital needs plan to assess what can be done to the property in hopes of improving occupancy levels.


      For the tax years ended December 31, 1998 and 1997, the Series, in total, generated $368,457 and $459,605, respectively, in passive income tax losses that were passed through to the investors, and also provided $1.00 and $1.03, per year for 1998 and 1997, respectively, in tax credits per BAC to the investors.

      (Series 6).  As of March 31, 1999 and 1998, the Qualified
Occupancy for
the series was 100% and 99.7%, respectively. The Series had a total of 15 properties at March 31, 1999, all of which were at 100% qualified occupancy.

     For the years ended December 31, 1998 and 1997 Series 6 reflects a net income from Operating Partnerships of $773,057 and $767,296 respectively, when adjusted for depreciation which is a non-cash item.

     For the tax year ended December 31, 1998 and 1997, the
Series, in total,
generated $732,065 and $732,065, respectively, in passive income tax losses
that were passed through to the investors, and also provided
$1.27
per year for 1998 and 1997, respectively, in tax credits per BAC to the investors.








                                24
Recent Accounting Statements Not Yet Adopted
--------------------------------------------


     On March 31, 1997, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" and SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS No. 128 provides accounting and reporting standards for the amount of earnings per share. SFAS No. 129 requires the disclosure in summary form within the financial statements of pertinent fights and privileges of the various securities outstanding. On March 31, 1998, the Partnership adopted SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 132, "Employees' Disclosures about Pensions and Other Post-retirement Benefits." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components, SFAS No. 131 establishes standards for how public business enterprises report information about operating segments and SFAS No. 132 revises employers' disclosures about pension and other post-retirement benefit plans. The implementation of these standards has not materially affected the partnership's financial statements.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." In February 1999, the FASB issued SFAS No. 135, "Rescission of FASB Statement 75 and Technical Corrections." SFAS No. 133 is effective for all the fiscal quarters of years beginning after June 15, 1999; SFAS No. 134 is effective for the first fiscal quarter beginning after December 31, 1998; and SFAS No. 135 is effective for years ending after February 15, 1999. Early adoption is encouraged for SFAS No. 133, 134 and 135.

     The fund does not have any derivative or hedging activities and does not have any mortgage-backed securities. FASB Statement 75, "Deferral of the Effective Date of Certain Accounting Requirements for Pension Plans of State and Local Governmental Units," does not apply to the fund. Consequently, these pronouncements are expected to have no effect on the fund's financial statements.

Year 2000 Compliance
--------------------
   Boston Capital and its management have reviewed the potential computer problems that may arise from the century date change known as the "Year 2000"or "Y2K" problem. We are currently in the process of taking the necessary precautions to minimize any disruptions. The majority of Boston Capital's systems are "Y2K" compliant. For all remaining systems we have contacted the vendors to provide us with the necessary upgrades and replacements. Boston Capital is committed to ensuring that the "Y2K" issue will have no impact on our investors.







                               25
Item 7a.     Quantitative and Qualitative Disclosure About Market
Risk- Not                Applicable




Item 8.      Financial Statements and Supplementary Data

      The information required by this item is contained in Part
IV, Item 14
of this Annual Report on Form 10-K.

Item 9.      Changes in and Disagreements with Accountants on
Accounting and
             Financial Disclosure

             None.









































                               26


                                   PART III
                                   --------
Item 10.    Directors and Executive Officers of the Registrant

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

     John P. Manning, age 51, is co-founder, President and Chief Executive Officer of Boston Capital Corporation where he is responsible for strategic planning and business development. In addition to his responsibilities at Boston Capital, Mr. Manning is a proactive leader in the industry. He served in 1990 as a member of the Mitchell-Danforth Task Force, to review and reform the Low Income Housing Tax Credit. He was the founding President of the Affordable Housing Tax Credit Coalition, is a member of the board of the National Leased Housing Association and sits on the Advisory Board of the publication Housing and Development Reporter. During the 1980s he served as a member of the
Massachusetts  Housing Policy Committee, as an appointee  of  the
Governor of Massachusetts. In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee, on the critical role of the private sector in the success of the Low Income Housing Tax
Credit Program. In 1996, President Clinton appointed him to the President's Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts. In 1998, President Clinton also appointed Mr. Manning to the President's Export Council, which is the premier committee comprised of major corporate CEOs to advise the President in matters of foreign trade. Mr. Manning is also a member of the Board of Directors of the John F. Kennedy Presidential Library in Boston. In the civic community, Mr.
                                   27
Manning is a leader, serving on the Board of Youthbuild Boston. Mr. Manning is a graduate of Boston College.

Richard J. DeAgazio, age 54, is Executive Vice President of Boston Capital Partners, Inc., and is President of Boston Capital Services, Inc., Boston Capital's NASD registered broker/dealer. Mr. DeAgazio formerly served on the national Board of Governors of the National Association of Securities Dealers (NASD), was the Vice Chairman of the NASD's District 11 Committee, and served as Chairman of the NASD's Statutory Disqualification Subcommittee of the National Business Conduct Committee. He also served on the NASD State Liaison Committee and the Direct Participation Program Committee. He presently serves as a member of the National Adjudicatory Council on NASD. He is a founder and past President of the National Real Estate Investment Association, past President of the Real Estate Securities and Syndication Institute (Massachusetts Chapter) and the Real Estate Investment Association. Prior to joining Boston Capital in 1981, Mr. DeAgazio was the Senior Vice President and Director of the Brokerage Division of Dresdner Securities (USA), Inc., an international investment banking firm owned by four major European banks, and was a Vice President of Burgess & Leith/Advest. He has been a member of the Boston Stock Exchange since 1967. He is a leader in the community and serves on the Business Leaders Council of the Boston Symphony, Board of Directors for Junior Achievement of Massachusetts, the Board of Advisors for the Ron Burton Training Village and is on the Board of Corporators of Northeastern University. He graduated from Northeastern University.

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

    Anthony A. Nickas, age 38, is Chief Financial Officer of Boston Capital Partners, Inc., and serves as Chairman of the firm's Operating Committee. He has fifteen years of experience in the accounting and finance field and has supervised the financial aspects of Boston Capital's project development and property management affiliates. Prior to joining Boston Capital in 1987, he was Assistant Director of Accounting and Financial Reporting for the Yankee Companies, Inc., and was an Audit Supervisor for Wolf & Company of Massachusetts, P.C., a regional certified public accounting firm based in Boston. He graduated with honors from Norwich University.

      (f)    Involvement in certain legal proceedings.

             None.

      (g)    Promoters and control persons.


                                     28

             None.

Item 11.     Executive Compensation

      (a), (b), (c), (d) and (e)

      The Partnership has no officers or directors. However, under the terms of the Amended and Restated Agreement and Certificate of Limited
Partnership of the Partnership, the Partnership has paid or accrued obligations to the General Partner and its affiliates for the following fees during the 1999 fiscal year:

      1. An annual partnership management fee based on 0.375% of the aggregate cost of all apartment complexes acquired by the
             Operating Partnerships has been accrued as payable to Boston
             Capital Communications Limited Partnership. The annual
             partnership management fees accrued during the year ended March
             31, 1999 was $954,708. Accrued fees are payable without interest as sufficient funds become available.


      2. The Partnership has reimbursed an affiliate of the General
             Partner a total of $18,999 for amounts charged to operations during the year ended March 31, 1999.
The
             reimbursement includes, but may not be limited to postage, printing, travel, and overhead allocations.

Item 12.     Security Ownership of Certain Beneficial Owners and
             Management

      (a)    Security ownership of certain beneficial owners.

      As of March 31, 1999, 9,800,600 BACs had been issued. No person is known to own beneficially in excess of 5% of the outstanding
      BACs in any series.

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

Item 13.     Certain Relationships and Related Transactions

      (a)    Transactions with management and others.
                                     29

      The Partnership has no officers or directors. However, under the terms of the public offering, various kinds of compensation and fees are payable to the General Partner and its Affiliates during the organization and operation of the Partnership.
Additionally,
      the General Partner will receive distributions from the partnership if there is cash available for distribution or residual proceeds as defined in the Partnership Agreement.
The
      amounts and kinds of compensation and fees are described on pages
      32 to 33 of the Prospectus under the caption "Compensation and
      Fees", which is incorporated herein by reference.  See Note
B of
      Notes to Financial Statements in Item 14 of this Annual
Report on
      Form  10-K for amounts accrued or paid to the General
Partner and
      its affiliates during the period from April 1, 1996 through March 31, 1999.

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

                                   PART IV
                                   -------
Item 14. Exhibits, Financial Statement Schedules, and Reports on
             Form 8-K

             (a)    1.  Financial Statements
                        --------------------
             Independent Auditors' Report

             Balance Sheets, March 31, 1999 and 1998

             Statements of Operations, Years ended March 31,
1999, 1998 and                1997.

             Statements of Changes in Partners' Capital, Years ended
             March 31, 1999, 1998, and 1997

          Statements of Cash Flows, Years ended March 31, 1999,
          1998 and    1997

             Notes to Financial Statements, March 31, 1999, 1998,
and
             1997


             (a)    2.  Financial Statement Schedules
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

      (b)    Reports on Form 8-K
             -------------------
             There were no reports on Form 8-K filed during the quarter ended March 31, 1999.

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

                           Boston Capital Tax Credit Fund Limited
                           Partnership

                  By:            Boston Capital Associates
Limited
                                 Partnership, General Partner

                  By:            Boston Capital Associates



Date: June 30, 1999                   By:/s/ John P. Manning

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


DATE:             SIGNATURE:                   TITLE:


June 30, 1999   /s/ John P. Manning              General Partner
and
               ------------------------         Principal
Executive
               John P. Manning                  Officer,
Principal
                                                Financial Officer
and
                                                Principal
Accounting
                                                Officer of Boston
                                                Capital
Associates


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

                  Boston Capital Tax Credit Fund Limited
                  Partnership

                  By:            Boston Capital Associates
                                 Limited Partnership, General
                                 Partner

                  By:            Boston Capital Associates



DATE: June 30, 1998                   By:______________________
                                         John P. Manning


                                     By:______________________
                                         Herbert F. Collins

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:

DATE:           SIGNATURE:                           TITLE:

                                               General Partner and
June 30,1999     __________________             Principal
Executive
                John P. Manning                Officer, Principal
                                               Financial Officer
and
                                               Principal
Accounting
                                               Officer of Boston
                                               Capital Associates


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

                    MARCH 31, 1999 AND 1998

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

FINANCIAL STATEMENTS

         BALANCE SHEETS                                      F-5

         STATEMENTS OF OPERATIONS                           F-12

         STATEMENTS OF CHANGES IN PARTNERS' CAPITAL         F-19

         STATEMENTS OF CASH FLOWS                           F-23

         NOTES TO FINANCIAL STATEMENTS                      F-30

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION     F-65

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

                   Reznick Fedder & Silverman
   Certified Public Accountants * A Professional Corporation

  4520 East-West Highway * Suite 300 * Bethesda, MD 20814-3319
              (301) 652-9100 * Fax (301) 652-1848

                  INDEPENDENT AUDITORS' REPORT

To the Partners
Boston Capital Tax Credit Fund
  Limited Partnership

        We have audited the accompanying balance sheets of Boston Capital Tax Credit Fund Limited Partnership - Series 1 through Series 6, in total and for each series, as of March 31, 1999 and 1998, and the related statements of operations, changes in partners' capital and cash flows for the total partnership and for each of the series for each of the three years ended March 31, 1999. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain operating limited partnerships in which Boston Capital Tax Credit Fund Limited Partnership owns a limited partnership interest. Investments in such partnerships comprise the following percentages of the assets as of March 31, 1999 and 1998, and the limited partnership loss for each of the three years ended March 31, 1999: Total 28% and 30% of the assets and 12%, 19% and 18% of the partnership loss; Series 1, 0% and 0% of the assets and 0%, 0% and 0% of the partnership loss; Series 2, 9% and 17% of the assets and 10%, 25% and 18% of the partnership loss; Series 3, 42% and 23% of the assets and 8%, 14% and 22% of the partnership loss; Series 4, 34% and 37% of the assets and 20%, 34% and 17% of the partnership loss; Series 5, 0% and 0% of the assets and 0%, 0% and 0% of the partnership loss; and Series 6, 24% and 40% of the assets and 20%, 23% and 22% of the partnership loss. The financial statements of these partnerships were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to information relating to these partnerships, is based solely on the reports of the other auditors.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about w h e ther the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

        In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Boston Capital Tax Credit Fund Limited Partnership
- Series 1 through Series 6, in total and for each series, as of March 31, 1999 and 1998, and the results of their operations and their cash flows for the total partnership and for each of the series for each of the three years ended March 31, 1999, in conformity with generally accepted accounting principles.

        We and other auditors have also audited the i n formation included in the related financial statement schedule listed in Form 10-K item 14(a) of Boston Capital Tax Credit Fund Limited Partnership - Series 1 through Series 6 as of March 31, 1999. In our opinion, the schedule presents fairly the information required to be set forth therein, in conformity with generally accepted accounting principles.

Bethesda, Maryland
June 29, 1999

                              F-4


McGLADREY&PULLEN, LLP
Certified Public Accountants and Consultants

INDEPENDENT AUDITOR'S REPORT

To the Partners
Apple Hill Limited Partnership
Winston-Salem, North Carolina

We have audited the accompanying balance sheets of Apple Hill Limited Partnership as of December 31, 1998 and 1997, and the related statements of income, partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Apple Hill Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 21, 1999 on our consideration of Apple Hill Limited Partnership's internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

Greensboro, North Carolina
January 21, 1999

I
McGladey and Pullen, LLP
Certified Public Accountants and Consultants

To the Partners of
Apple Hill Limited Partnership
Greensboro, North Carolina

We have audited the accompanying balance sheets of Apple Hill Limited Partnership, as of December 31, 1997, and 1996, and the related statements of income, partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Apple Hill Limited Partnership, at December 31, 1997,and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 20, 1998 on our consideration of Apple Hill Limited Partnership's internal control and a report dated January 20, 1998 on its compliance with laws and regulations.


McGrady and Pullen, LLP


Greensboro, North Carolina
January 20, 1998
ROBERT G. CLAPHAM
ACCOUNTANCY CORPORATION

Certified Public Accountants

Pandeim Califinsia 91101-2613
Phone (626) 577-8624
FAX (626) 577-8634

February 12, 1999

To the Partners of
Mecca Apartments Limited Partnership

Independent Auditor' Report

We have audited the accompanying balance sheets of Mecca Apartments Limited Partnership, as of December 31, 1998, and 1997, and the related statements of income, changes in capital and cash flows for the years then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, and with Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mecca Apartments Limited Partnership, at December 3 1, 1998, and 1997, and the results of its operations and changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information included in the report are presented for the purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

ROBERT G. CLAPHAM
ACCOUNTANCY CORPORATION

By:
President
JOYCE E. RETHMEIER

CERTIFIED PUBLIC ACCOUNTANT

INDEPENDENT AUDITOR'S REPORT

To the Partners Redondo Associates, Ltd.

I have audited the accompanying balance sheets of Redondo Associates, Ltd. (a limited partnership), RD Case No. 04013-953603409, as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Redondo Associates, Ltd. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the U. S. Department of Agriculture, Farmers Home Administration "Audit Program", I have also issued a report dated February 10, 1999 on my consideration of Redondo Associates, Ltd's internal control and a report dated February 10, 1999 on its compliance with laws and regulations.

February 10, 1999

11770 Bernardo Plaza Court,
Suite 300, San Diego, CA 92128
Tel (619) 485-6400 Fax (619) 485-6866

Member of American Institute of Certified Public Accountants 0 California Society of Certified Public Accountants



ROBERT G. CLAPHAM
ACCOUNTANCY CORPORATION
Certified Public Accountants


JOYCE E. RETHMEIER
CERTIFIED PUBLIC ACCOUNTANT


INDEPENDENT AUDITOR'S REPORT


To the Partners
Redondo Associates, Ltd.


I have audited the accompanying balance sheets of Redondo Associates, Ltd. (a limited partnership), RD Case No. 04013-953603409, as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.


I conducted my audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statements presentation. I believe that my audits provide a reasonable basis for my opinion.


In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Redondo Associates, Ltd. as of December 3 1, 1997 and 1996, and the results of its operations and its ' cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the U. S. Department of Agriculture, Farmers Home Administration "Audit Program", I have also issued a report dated February 5, 1998 on my consideration of Redondo Associates, Ltd. as internal control and a report dated February 5, 1998 on its compliance with laws and regulations.


February 5, 1998

11770 Bernardo Plaza Court, Suite 300, San Diego, CA 92128 Tel (619) 485-6400 Fax (619) 485-6866
Member of American Institute of Certified Public Accountants
California Society of Certified Public Accountants

John G. Burk and Associates
CERTIFIED PUBLIC ACCOUNTANTS
A PROFESSIONAL CORPORATION
56 COURT STREET 9
P.O. BOX 705
KEENE, NEW HAMPSHIRE 3431
603) 357-4882

To the Partners of
Fylex Housing Associates
(a Limited Partnership)

Independent Auditors' Report

We have audited the accompanying balance sheets of Fylex Housing Associates (a Limited Partnership) (Case No. 34-003-0020417485) as of December 31, 1998 and 1997 and the related statements of income and expense, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fylex Housing
Associates at December 31, 1998 and 1997 and the results of its operations, partners' equity (deficit) and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated January 20, 1999 on our consideration of Fylex Housing Associates' internal control and on its compliance with laws and regulations.

January 20, 1999

Andrews & Miller, P.A.
Certified Public Accountants
8543 South Highway 441 - P.O. Box 491271


Daniel M. Andrews, CPA
E. F. (Rick) Miller, Jr., CPA

INDEPENDENT AUDITORS' REPORT

To the Partners Lake North Apartments II, Ltd.

We have audited the accompanying balance sheets of Lake North Apartments II, Ltd. (a Florida limited partnership), FmHA Project No. 09-035-0592821600, as of December 31, 1998 and 1997, and the related statements of operations, partners' equity and cash flows' for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lake North Apartments II, Ltd. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Leesburg, Florida
January 30, 1999

Members of American Institute of Certified Public Accountants
Florida Institute of Certified Public Accountants

EideBailly LLP

Consultants - Certified Public Accountants

INDEPENDENT AUDITOR'S REPORT

The Partners
Maplewood Apartments, A Limited Partnership
Fargo, North Dakota

We have audited the accompanying balance sheets of Maplewood Apartments, A Limited Partnership, RHS Project Number: 27-009-450408000, as of December 31, 1998 and 1997, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maplewood Apartments, A Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity With generally accepted accounting principles.



Fargo, North Dakota February 10, 1999

406 Main Avenue - Suite 3000 - PO Box 2545 - Fargo, North Dakota 58108-2545
- 701.239.8500 - Fax 701.239.8600
Offices in Arizona, Iowa, Minnesota, Montana, North Dakota and South Dakota
- Equal Opportunity Employer

MORRISON & SMITH, LLP
CERTIFIED PUBLIC ACCOUNTANTS
1809 UNIVERSITY BOULEVARD
P.O. BOX 2064 7
TUSCALOOSA, ALABAMA 35402-0647
CERTIFIED PUBLIC ACCOUNTANTS

CLAUD A. MORRISON. C.P.A.
G. ALAN HARTLEY, C.P.A.
BARRETT A. BURNS, C.P.A.
DIVISION FOR CPA FIRMS
DAVID M.TUNSTALL. C.P.A.
PRACTICE SECTION
TIMOTHY D. CROWE. C.P.A.
R. DANIEL SUTTER. CPA.
PAMELA G. SANDERS, C.P.A.


CERTIFIED PUBLIC ACCOUNTANTS
INDEPENDENT AUDITOR'S REPORT
To The Partners
Mound Plaza, LTD.
Moundville, Alabama

We have audited the accompanying balance sheets of Mound Plaza, LTD. an Alabama limited partnership), FmHA-Project No. 01-33-630973608 as of December 31, 1998 and 1997 and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These Financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

Except as discussed in the following paragraph, we conducted our audits in accordance with generally accepted auditing standards, the USDA/FmHA Audit Program and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Governmental Accounting Standards Board Technical Bulletin 98-1, Disclosures about Year 2000 Issues, requires disclosure of certain matters regarding the year issue. Mound Plaza, LTD. has included such disclosure in
Note 9. Because of the unprecedented nature of the year 2000 issue, its effects and the success of related remediation efforts will not be fully det6rminable until the year 2000 and thereafter. Accordingly, insufficient audit evidence exists to support Mound Plaza, LTD's, disclosures with respect to the year 2000 issue made in Note 9. Further, we do not provide assurance that Mound Plaza, LTD., is or will be successful in whole or in Tart, or that parties with which Mound Plaza, LTD., does business will be year 200 ready.

In our opinion, except for the effects on the 1998 financial statements of such adjustments, if any, have been determined to be necessary had we been able to examine evidence regarding year 2000 disclosures, the financial statements referred to above-present fairly, in all material respects, the financial position of Mound Plaza, LTD., as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 14 through 15 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplementary information presented in the Year End Report/Analysis (Form FmHA 1930-8) Parts I through III for the years ended December 31, 1998 and 1997 is presented for purposes of complying with the requirements of the Farmers Home Administration and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

MORRISON & SMITH, LLP Certified Public Accountants Tuscaloosa Alabama January 27: 1999
EideBailly,LLP

Consultants - Certified Public Accountants

INDEPENDENT AUDITOR'S REPORT

The Partners
Oak Crest Manor 11, A Limited Partnership
Fargo, North Dakota

We have audited the accompanying balance sheets of Oak Crest Manor H, A Limited Partnership RHS Project Number: 27-018-450407999, as of December 31, 1998 and 1997, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

,We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oak Crest Manor 11, A Limited Partnership as of December 31, 1998 and 1997 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 12, 1998 on our consideration of Oak Crest Manor 11, A Limited Partnership's internal control and a report dated February 12, 1999 on its compliance with laws and regulations.

Fargo, North Dakota
February 12, 1999

406 Main Avenue - Suite 3000 0 PO Box 2545 o Fargo, North Dakota 58108-2545
- 701.239-8500Fax 701,239.8600
Offices in Arizona, Iowa, Minnesota, Montana, North Dakota and South Dakota
- Equal Opportunity Employer

MAHONEY
CHRISTIANSEN
RUSS P A.

The Partners
Paige Hall Limited Partnership
Minneapolis, Minnesota

INDEPENDENT AUDITORS'REPORT

We have audited the accompanying balance sheets of Paige Hall Limited Partnership as of December 31, 1998 and 1997, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paige Hall Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

Saint Paul, Minnesota
January 22, 1999

I
Dauby O'Connor & Zaleski
A Limited Liability Company
Certified Public Accountants

Independent Auditors' Report

To the Partners Pedcor Investments 1988-IV, L.P.

We have audited the accompanying balance sheets of Pedcor Investments 1988-IV, L.P. as of December 31, 1998 and 1997, and the related statements of loss, partners, equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pedcor Investments 1988-IV, L.P. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying information is presented for additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the same auditing procedures applied in the audits of the basic financial statements and, in our opinion, is presented fairly in all material respects in relation to the basic financial statements taken as a whole.

January 22, 1999
Dauby O'Connor & Zaleski, LLC
Carmel, Indiana
Certified Public Accountants

698 Pro Med Lane
Carmel, Indiana 46032
317-848-5700
Fax: 317-815-6140
Michael Sczekan & CO., P.C.
7936 East Arapahoe Court, Suite 2800
Englewood, Colorado 80112
CERTIFIED PUBLIC ACCOUNTANTS
Telephone (303) 770-3356
Facsimile (303) 770-3357
INDEFENDENT AUDITOR'S REFORT

To the Partners of Government National Mortgage Association
Rainbow Housing Associates, Ltd.
Care of- Midland Loan Services, L.P.
Yuma, Arizona
Kansas City, MO

We have audited the accompanying Balance Sheet of Rainbow Housing Associates, Ltd., FHA Project Number 123-94008 REF, as of December 31, 1998, and the related statements of profit and loss, changes in project equity and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rainbow Housing Associates, Ltd., as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 23, 1999, on our consideration of Rainbow Housing Associates, Ltd.'s internal control structure and a report dated February 23, 1999, on its compliance with laws and regulations.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in the report on pages 13 through 21 is presented for the purposes of additional analysis and are not a required part of the financial statements of Rainbow Housing Associates, Ltd. Such information has been subjected to the same auditing procedures applied in the examination of the basic financial statements and, in our opinion resented fairly in all material respects in relation to the financial statements taken as a whole.

Michael Sczekan & Co., P.C
Certified Public Accountants

Englewood, Colorado
February 23, 1999



Andrews & Miller, P.A.
Certified Public Accountants
8543 South Highway 441 e RO. Box 491271
Leesburg, Florida 34749-1271
Telephone 352/326-8001
Fax 352/326-8011



INDEPENDENT AUDITORS' REPORT

To the Partners
Sun Village Apartments, Ltd.

We have audited the accompanying balance sheets of Sun Village Apartments, Ltd. (a Florida limited partnership),FmHA Project No. 09035592798320, as of December 31, 1998 and 1997, and, the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sun Village Apartments, Ltd. as of December 31, 1998 and 1997, and the results of its operations, the changes in partners, equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

Leesburg, Florida
January 30, 1999


Members of American Institute of Certified Public Accountants
Florida Institute of Certified Public Accountants

Damratoski & Company
Corporate One West
Suite 350
1195 Washington Pike
Bridgeville, Pa. 15017
(412) 257.2882
(412) 257.2888 Fax
Independent Auditor's Report

To The Partners
Queens Court Limited Partnership
Philadelphia, Pennsylvania

We have audited the accompanying balance sheets of Queens Court Limited Partnership as of December 31, 1998 and 1997 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Queens Court Limited Partnership, as of December 31, 1998 and 1997 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

January 29, 1999

Page I

John G. Burk and Associates
CERTIFIED PUBLIC ACCOUNTANTS
A PROFESSIONAL CORPORATION

56 COURT STREET * P.O. BOX 705 * KEENE. NEW HAMPSHIRE 03431 * (603)
357-4882

To the Partners of
Willow Street Associates
(a Limited Partnership)

Independent Auditors' Report

We have audited the accompanying balance sheets of Willow Street Associates (Case No. 34-012-0020413965) as of December 31, 1998 and 1997 and the
related statements of income and expense, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is-to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Willow Street
Associates at December 31, 1998 and 1997 and the results of its operations, partners' equity (deficit) and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated January 11, 1999 on our consideration of Willow Street Associates' internal control and on its compliance with laws and regulations.

January 11, 1999

John G. Burk and Associates
Certified Public Accountants
A Professional Corporation

56 Court Street
P.O. Box 705
Keen, New Hampshire 03431
(603) 357-4882




To the Partners of
Fylex Housing Associates




We have audited the accompanying balance sheets of Fylex Housing Associates (a Limited Partnership) (case No. 34-003-0020417485) as of December 31, 1997, and 1996, and the related statements of income and expense, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fylex Housing
Associates at December 31, 1997,and 1996, and the results of its operations, partners' equity (deficit) and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated January 20, 1998 on our consideration of Fylex Housing Associates internal control structure and on its compliance with laws and regulations.


John G. Burk and Associates


January 20, 1998



Andrews & Miller, P.A.    Certified Public Accountants

Daniel M. Andrews, CPA
E. F. (Rick) Miller, Jr., CPA
8525 South Highway 441 - P.O. Box 491271
Leesburg, Florida 34749-1271
Telephone 352/326-8001
Fax 352/326-8011

INDEPENDENT AUDITORS' REPORT

To the Partners
Lake North Apartments II, Ltd.


We have audited the accompanying balance sheets of Lake North Apartments II, Ltd. (a Florida limited partnership), FMHA Project No. 09-035-0592821600, as of December 31, 1997 and 1996, and the related statements of operations, partners' equity and cash flows for the years then ended.
These financial statements are the responsibility of the partnership's management. our responsibility is to express an opinion on these financial statements based on our audits.


We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The audits include examining, on a test basis, evidence supporting the amounts and disclosures in the financial. statements. The audits also include assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lake North Apartments II, Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



Leesburq, Florida
January 30, 1998


Members of American Institute of Certified Accountants / Florida Institute of Certified Public Accountants







Charles Bailly & Companv P.L.L.P.
Certified Public Accountants . Consultants



INDEPENDENT AUDITORIS REPORT

The Partners
Maplewood Apartments, A Limited Partnership
Fargo, North Dakota


We have audited the accompanying balance sheets of Maplewood Apartment, A Limited Partnership, RHS Project Number: 27-009-450408000, as of December 31, 1997 and 1996, and the related statements of operations, partners, equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maplewood Apartments, A Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


Fargo, North Dakota

January 26, 1998










MORRISON & SMITH, LLP
CERTIFIED PUBLIC ACCOUNTANTS

1800 University Boulevard, P.O. Box 20647, Tuscaloosa, Alabama 35402 - 0647
(205) 349-2424 FAX (205) 758-1740
Email: mscpa@dbtech.net

Members: American Institute of Certified Accountants, AICPA Division for CPA Firms SEC Practice Section, Alabama Society of Certified Accountants

INDEPENDENT AUDTTOR'S REPORT

To The Partners
Mound Plaza, LTD.
Moundville, Alabama


We have audited the accompanying balance sheets of Mound Plaza, LTD. (an Alabama limited partnership), FMHA Project No. 01-33-630973608 as of December 31, 1997 and 1996 and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 13 through 14 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplementary information presented in the Year End Report/Analysis (Form FMHA 1930-8) Parts I through III for the years ended December 31, 1997 and 1996 is presented for purposes of complying with the requirements of the Farmers Home Administration and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

MORRISON & SMITH, LLP
Certified Public Accountants

Tuscaloosa, Alabama
February 5, 1998
Charles Bailly & Companv P.L.L.P.
Certified Public Accountants . Consultants



INDEPENDENT AUDITORIS REPORT

The Partners
Oak Crest Manor, II, A Limited Partnership
Fargo, North Dakota


We have audited the accompanying balance sheets of Oak Crest Manor II, A Limited Partnership RHS Project Number: 27-018-450407999, as of December, 31, 1997 and 1996, and the related statements of operations, partners, equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.


We conducted our audits in accordance with generally accepted auditing standards and Government Auditing, Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financia1 statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oak Crest Manor II, A Limited Partnership as of December 31, 1997 and 1996 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standard, we have also issued a report dated February 17, 1998 on our consideration of Oak Crest Manor II, A Limited Partnership's internal control and a report dated February 17, 1998 on its compliance with laws and regulations.



Fargo, North Dakota

February 17, 1998






Certified Public Accountants
MAHONEY
ULIIRICH
CHIZISTIANSEN
Russ P.A.

Members: American Institute of Certified Public Accountants
Minnesota Society of Certified Public Accountants

Suite 800 Capital Centre, 386 North Wabasha, Saint Paul, minnesota 55102
Telephone: 612-227-6695 Facsimile: 612-227-9796

The Partners
Paige Hall Limited Partnership
Minneapolis, Minnesota


INDEPENDENT AUDITORS'REPORT

We have audited the accompanying balance sheets of Paige Hall Limited Partnership as of December 31, 1997 and 1996, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paige Hall Limited Partnership as of December 31, 1997 -and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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


Saint Paul, Minnesota
January 15, 1998

Dauby O'Connor & Zaleski
A Limited Liability Company
Certified Public Accountants

Independent Auditors Report

The Partners of
Pedcor Investments 1988-IV, L.P.



We have audited the accompanying balance sheets of Pedcor Investments 1988-IV, L.P. as of December 31, 1997 and 1996, and the related statements of Loss, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


Indianapolis, Indiana
January 23, 1998

Dauby O'Connor & Zaleski, LLC
Certified Public Accountants

Damratoski & Company
Corporate One West, Suite 350, 1195 Washington Pike, Bridgeville, Pa 15017
(412) 257 2882
(412) 257 2888 Fax

Certified Public Accountants


Independent Auditor's Report



To The Partners
Queens Court Limited Partnership
Philadelphia, Pennsylvania

We have audited the accompanying balance sheets of Queens Court Limited Partnership as of December 31, 1997 and 1996 and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Queens Court Limited Partnership, as of December 31, 1997 and 1996 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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



Damratoski & Company
Certified Public Accountants
January 30, 1998

Page 1
Michael Sczekan & Co., P.C.
CERTIFIED PUBLIC ACCOUNTANTS

7936 East Arapahoe Court, Suite 28OO Englewood, Colorado 8Oll2
Telephone (303)770-3356 Facsimile (303)770-3357


INDEPENDENT AUDITOR'S REPORT

To the Partners of
Rainbow Housing Associates, Ltd.
Yuma, Arizona

Government National Mortgage Association
Care of. Midland Loan Services, L.P.
Kansas City, MO

We have audited the accompanying Balance Sheet of Rainbow Housing Associates, Ltd., FHA Project Number 123-94008 REF, as of December 31, 1997, and the related statements of profit and loss, changes in project equity and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rainbow Housing Associates, Ltd., as of December 3 1, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 23, 1998, on our consideration of Rainbow Housing Associates, Ltd.'s internal control structure and a report dated January 23, 1998, on its compliance with laws and regulations.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in the report on pages 14 through 24 is presented for the purposes of additional analysis and are not a required part of the financial statements of Rainbow Housing Associates, Ltd. Such information has been subjected to the same auditing procedures applied in the examination of the basic financial statements and, in our opinion, are presented fairly in all material respects in relation to the financial statements taken as a whole.

Michael Sczekan & Co., P.C.
Certified Public Accountants


Englewood, Colorado
January 23, 1998



Page 1



Auditing, Accounting, Income Taxes, Consulting



Web site...  http://www.CPANews4U.com
E-mail...  michael@cpanews4U.com

Andrews & Miller, P.A.   Certified Public Accountants

Daniel M. Andrews, CPA,       E. F. (Rick) Miller, Jr., CPA
8525 South Highway 441 - P.O. Box 491271
Leesburg, Florida 34749-1271
Telephone 352/326-8001
Fax 352/326-8011

INDEPENDENT AUDITORS' REPORT

To the Partners
Sun Village Apartments, Ltd.

We have audited the accompanying balance sheets of Sun Village Apartments, Ltd. (a Florida limited partnership),FmHA Project No. 09035592798320, as of December 31, 1997 and 1996, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The audits include examining, on a test basis, evidence supporting the amounts and disclosures in the - financial statements. The audits also include assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sun Village Apartments, Ltd. as of December 31, 1997 and 1996,and the results of its operations, the changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.



Leesburg, Florida
January 30, 1998


Members of American Institute of Certified Public Accountants / Florida Institute of Certified Public Accountants

John G. Burk
Certified Public Accountants
A Professional Corporation

86 Court Street
P.O. Box 705
Keene, New Hampshire 03431
(603) 357-4882

To the Partners of
Willow Street Associates
(a Limited Partnership)



We have audited the accompanying balance sheets of Willow Street Associates (Case No. 34-012-0020413965) as of December 31, 1997, and 1996, and the
related statements of income and expense, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Willow Street
Associates at December 31, 1997,and 1996, and the results of its operations, partners' equity (deficit) and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 9, 1998 on our consideration of Willow Street Associates' internal control structure and on its compliance with laws and regulations.


John G. Burk & Associates


January 9, 1998
Michael Sczekan & Co., P.C.
CERTIFIED PUBLIC ACCOUNTANTS

7936 East Arapahoe Court, Suite 28OO Englewood, Colorado 8Oll2
Telephone (303)770-3356 Facsimile (303)770-3357


INDEPENDENT AUDITOR'S REPORT

To the Partners of
Rainbow Housing Associates, Ltd.
Yuma, Arizona

Government National Mortgage Association
Care of. Boatmen's National Mortgage Inc.
Memphis, TN


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



In accordance with Government Auditing Standards, we have also issued a report dated January 25, 1997, on our consideration of Rainbow Housing Associates, Ltd's internal control structure and a report dated January 25, 1997, on its compliance with laws and regulations.




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



Michael Sczehan & Co., P.C.
Certified Public Accountants

Englewood, Colorado
January 25, 1997








FREED MAXICK
SACHS & MURPHY, PC
CERTIFIED PUBLIC ACCOUNTANTS
800 LIBERTY BUILDING * BUFFALO, NEW YORK * 14202-3508 0 (716) 847-2651 *
FAX (716) 847-0069
INDEPENDENT AUDITOR'S REPORT

To Partners of
Cambria Commons Limited Partnership

We have audited the accompanying balance sheets of Cambria Commons Limited Partnership as of December 31, 1998 and 1997, and the related statements of operations, partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cambria Commons Limited Partnership at December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

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



January 26, 1999

I
Member American Institute of Certified Public Accountants (AICPA), Division for CPA Firms SEC Practice Section
Member CPA Associates International, Inc. which provides representation in cities in the US and foreign countries


MAHONEY
ULBRICH
CHRISTIANSEN
Minnesota Society
Russ P. A.

The Partners
Fuller Homes Limited Partnership
Saint Paul, Minnesota

INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheet of Fuller Homes Limited Partnership as of December 31, 1998, and the related statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements and supplemental information of Fuller Homes Limited Partnership as of December 31, 1997, were audited by other auditors whose report dated January 21, 1998, expressed an unqualified opinion on those financial statements and supplemental information.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fuller Homes Limited Partnership as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 16 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Saint Paul, Minnesota
January 15, 1999



Randall Patterson, CPA, P.C.

12913 Alton Square, #101
Herndon, Virginia 20170
Phone: (703) 834-3804
Fax:      (703) 834-1908

Independent Auditor's Report

To the Partners
Landmark Limited Partnership

We have audited the accompanying balance sheet of Landmark Limited Partnership, VHDA Number 88-0144-HF, as of December 31, 1998 and 1997, and the related statements of operations, and cash flows and changes in owners' equity for the years then ended. These financial statements are the responsibility of Landmark Limited Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards and the Virginia Housing Development Authority's Mortgagor/Grantee's Audit Guide. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements' presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Landmark Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows and its changes in owners equity for the years then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as whole. The supplementary information and Schedule of Findings and Questioned Costs included in the report is presented for purposes of additional analysis and is not a required part of the basic financial statements of Landmark Limited Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


Randall Patterson, CPA, P.C.
March 4, 1999
MAHONEY ULBRICH CHRISTIANSEN RUSS P.A.


386 North Wabasha   Saint Paul, Minnesota 55102
American Institute of Certified Public Accountants
Telephone 651-227-669
Facsimile 651-227-9090

Minnesota Society
of Certified Public Accountants

The Partners
Montana Avenue Townhomes Limited Partnership
Saint Paul, Minnesota

INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheet of Montana Avenue Townhomes Limited Partnership as of December 31, 1998, and the related statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statement and supplemental information of Montana Avenue Townhomes Limited Partnership as of December 31, 1997, were audited by other auditors whose report dated January 16, 1998, expressed an unqualified opinion on those financial statements and supplemental information.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Montana Avenue Townhomes Limited Partnership as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 16 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to-the basic financial statements taken as a whole.

Saint Paul, Minnesota
January 26, 1999

Dauby O'Connor & Zaleski
A Limited Liability Company
Certified Public Accountants

Independent Auditors' Report

To the Partners of Pedcor Investments 1988-VI, L.P.

We have audited the accompanying balance sheets of Pedcor Investments 1988-VI, L.P. as of December 31, 1998 and 1997, and the related statements of loss, partners, equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pedcor Investments 1988-VI, L.P. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying information is presented for additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the same auditing procedures applied in the audits of the basic financial statements and, in our opinion, is presented fairly in all material respects in relation to the basic financial statements taken as a whole.



January 22, 1999
Dauby O'Connor & Zaleski, LLC
Carmel, Indiana
Certified Public Accountants

698 Pro Med Lane
Carmel, Indiana 46032
317-848-5700
Fax: 317-815-6140


ROBERT ERCOLINI & COMPANY LLP
Certified Public Accountants & Business Consultants

INDEPENDENT AUDITOR'S REPORT

To the Partners of
Rosenberg Building Associates Limited Partnership
Boston, Massachusetts

We have audited the accompanying balance sheets of Rosenberg Building Associates Limited Partnership as of December 31, 1998 and 1997, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rosenberg Building Associates Limited Partnership as of December 31, 1998 and 1997, and the results of its operations, changes in partners' capital, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information included in this report (shown on pages 18 and 19) is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


March 10, 1999

FIFTY-FIVE S~AIMER STREET - BOSTON, MA 02110-1007 - TELEPHONE 617.482-5511
- Fax  617.426-5252

DOUGLAS A. HOLLOWELL, P.C.
CERTIFIED PUBLIC ACCOUNTANTS
A PROFESSIONAL CORPORATION

DOUGLAS A. HOLLOWELL, C.P.A.
DONNA L. HOLLOWELL, C.P.A.
INDEPENDENT AUDITORS' REPORT

To the Partners
Shockoe Hill Associates II, L.P.
Richmond, Virginia

We have audited the accompanying balance sheet of Shockoe Hill Associates II, L.P. as of December 31, 1998, and the related statements of income, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of Shockoe Hill Associates II, L.P.'s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shockoe Hill Associates II, L.P.. As of December 31, 1998, and the results of its operations, changes in partners' capital, and cash flows for the year then ended in conformity with generally accepted accounting principles.

our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements of Shockoe Hill Associates II, L.P. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated March 2, 1999 on our consideration of Shockoe Hill Associates II, L.P.'s internal controls and reports dated March 2, 1999 on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to Affirmative Fair Housing, and specific requirements applicable to non major HUD program transactions.

MEMBERS OF:

THE AMERICAN INSTITUTE OF
CERTIFIED PUBLIC ACCOUNTANTS  Portsmouth, Virginia
THE VIRGINIA SOCIETY OF  March 2, 1999
CERTIFIED PUBLIC ACCOUNTANTS
THE NORTH CAROLINA
ASSOCIATION OF CERTIFIED
PUBLIC ACCOUNTANTS


Robert Ercolini & Company LLP

Certified Public Accountants Business Consultants


INDEPENDENT AUDITOR'S REPORT


To the Partners of
Armory Square Limited Partnership
Holyoke, Massachusetts


We have audited the accompanying balance sheet of Armory Square Limited Partnership as of December 31, 1997, and the related statements of operations, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Armory Square Limited Partnership as of December 31, 1996, were audited by other auditors whose report dated January 31, 1997, expressed an unqualified opinion on those financial statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1997 financial statements referred to above present fairly, in all material respects, the financial position of Armory Square Limited Partnership as of December 31, 1997, and the results of its operations, changes in partners' capital, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements for the year ended December 31, 1997 taken as a whole. The additional information related to the 1997 financial statements included in this report (shown on pages 15 and 16) is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements for the year ended December 31, 1997 taken as a whole. The additional information related to the 1996 financial statements included in this report (shown on pages 15 and 16) was audited by other auditors whose report dated January 31, 1997, stated that, in their opinion, such information was fairly stated in all material respects in relation to the basic financial statements for the year ended December 31, 1996 taken as a whole.


January 28, 1998



FIFTY-FIVE SUMMMER STREET - BOSTON, MA 02110-1007 - TELEPHONE 617-482-511 FAX 617-426-5252
FREED MAXICK
SACHS & MURPHY, PC
CERTIFIED PUBLIC ACCOUNTANTS

800 LIBERTY BUILDING - BUFFALO, NEW YORK - 14202-3508 - (716) 847-2651 -
FAX (716) 847-0069


INDEPENDENT AUDITOR'S REPORT

To Partners of
Cambria Commons Limited Partnership

We have audited the accompanying balance sheets of Cambria Commons Limited Partnership as of December 31, 1997 and 1996, and the related statements of operations, partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cambria Commons Limited Partnership at December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

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

In accordance with the Audit Guide for Recipients of NYS Housing Trust Fund Corporation Funds, we have also issued a report dated January 27, 1998 on our consideration of Cambria Commons Limited Partnership's internal control over financial reporting and our tests of its compliance with laws, provisions, regulations, contracts and grants.

January 27, 1998
Member American Institute of certified Public Accountants, Division for CPA Firms SEC Practice Section, Member CPA Associates International, Inc.

LARREN, ALLEN, WEISHAIR & CO., LLP
Certified Public Accountants


INDEPENDENT AUDITOR'S REPORT


Partners
Fuller Homes Limited Partnership
(a Minnesota Limited Partnership)
St. Paul, Minnesota

We have audited the accompanying balance sheets of Fuller Homes Limited Partnership as of December 3l, 1997 and 1996, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fuller Homes Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental financial data included on pages 14 through 25 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements as a whole.

LARSON, ALLEN, WEISHAIR & CO., LLP

Minneapolis, Minnesota
January 21, 1998



(1)


Witt, Mares & Company, PLC
CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS

INDEPENDENT AUDITOR'S REPORT

The Partners
Landmark Limited Partnership

We have audited the accompanying balance sheet of Landmark Limited Partnership as of December 31, 1997, and the related statements of profit and loss (on HUD Form No.: 92410), partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the general partners of Landmark Limited Partnership. Our responsibility is to express an opinion on these financial statements based on our audit.

The Partnership is required to file annually with the Virginia Housing Development Authority (VHDA). The accompanying financial statements are presented in accordance with the financial presentation recommended by VHDA. The elements of the presentation do not conflict with generally accepted accounting principles.

We conducted our audit in accordance with generally accepted auditing standards and the Virginia Housing Development Authority's Mortgagor/Grantee's Audit Guide. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements' presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Landmark Limited Partnership as of December 31, 1997 and the results of its operations, its partners' equity and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


Our audit was conducted for the purpose of forming an opinion of the financial statements take as a whole. The supplementary information and Schedule of Findings and Questioned Costs included in the report (shown on pages 17 through 26) is presented for purposes of additional analysis and is not a required part of the basic financial statements of Landmark Limited Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements take as a whole.



Newport News, Virginia
February 21, 1998


1742 Jefferson Ave., Suite 300, Newport News, VA 23606-4409, (757) 873-1587
Fax (757) 873-2324.
215 Market Street, Suffolk, VA 23434-5309, (757) 539-2369, Fax (757) 539-
1764
One Columbas Center Suite 1001, Virginia Beach, VA 23462-6764, (757) 499-
2762
Fax(757) 499-2762
133 Waller Mill Rd, Suite 301, Williamsburg, VA 23185-2989, (757) 229-7180
Fax (757) 229-5452
7301 Forest Avenue Suite 250, Richmond, VA 23226-3792, (804) 282-3551, Fax
(804) 282-3597
LARSON, ALLEN, WEISHAIR & CO.,LLP
Certified Public Accountants


INDEPENDENT AUDITOR'S REPORT


To The Partners
Montana Avenue Townhomes Limited Partnership (a Minnesota Limited
Partnership)
St. Paul, Minnesota

We have audited the accompanying balance sheets of Montana Avenue Townhomes Limited Partnership (a Minnesota Limited Partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Montana Avenue Townhomes Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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


LARSON, ALLEN, WEISHAIR & CO., LLP

Saint Paul, Minnesota
January 16, 1998



(1)
Dauby O'Connor & Zaleski
A Limited Liability Company
Certified Public Accountants

Independent Auditors Report

The Partners of
Pedcor Investments 1988-VI, L.P.



We have audited the accompanying balance sheets of Pedcor Investments 1988-VI, L.P. as of December 31, 1997 and 1996, and the related statements of Loss, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


Indianapolis, Indiana
January 23, 1998

Dauby O'Connor & Zaleski, LLC
Certified Public Accountants

Robert Ercolini & Company LLP

Certified Public Accountants Business Consultants

INDEPENDENT AUDITOR'S REPORT

To the Partners of
Rosenburg Building Associates Limited Partnership
Boston, Massachusetts


We have audited the accompanying balance sheet of Rosenburg Building Associates Limited Partnership as of December 31, 1997 and 1996, and the related statements of operations, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1997 financial statements referred to above present fairly, in all material respects, the financial position of Rosenburg Building Associates Limited Partnership as of December 31, 1997 and 1996, and the results of its operations, changes in partners' capital, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information included in this report (shown on pages 19 and 20) is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


Robert Ercolini & Company LLP

February 4, 1998


DOUGLAS A. HOLLOWELL, P.C.

309 County Street - Suite 100
P.O. Box 636
Portsmouth, Virginia 23705
Telephone (757) 397-8425
1-800-858-8425
Fax# (757) 393-1451

1500 W.Ehringhaus Street,
P.O. Box 1387,
Elizabeth City, North Carolina 27909,
Telephone (919) 335-7666
(919) 338-8021
Fax# (919) 338-4148

INDEPENDENT AUDITORS' REPORT


We have audited the accompanying balance sheet of Shockoe Hill Associates II, L.P. as of December 31, 1997, and the related statements of income, changes in partners capital, and cash flows for the year then ended. These financial statements are the responsibility of Shockoe Hill Associates II, L.P.'s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts, and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shockoe Hill Associates II, L.P. as of December 31, 1997, and the results of its operations, changes in partners' capital, and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit as conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 14 to 24 is presented for purposes of additional analysis and is not a required part of the basic financial statements of Shockoe Hill Associates II, L.P.. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects
in   relation to the financial statements taken as a whole.



In accordance with Government Auditing Standards, we have also issued a
report  dated   January 30,  1998 on our consideration of Shockoe Hill
Associates II, L.P.'s internal controls and reports dated January 30, 1998 on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to Affirmative Fair Housing, and specific requirements applicable to nonmajor HUD program transaction.



Portsmouth, Virginia
January 30 1998




Page 2



FREED MAXICK
SACHS & MURPHY, PC

CERTIFIED PUBLIC ACCOUNTANTS

800 LIBERTY BUILDING * BUFFALO, NEW YORK * 14202-3508 0 (716) 847-2651 *
FAX (716) 847-0069

INDEPENDENT AUDITOR'S REPORT

To Partners of
Cambria Commons Limited Partnership

We have audited the accompanying balance sheets of Cambria Commons Limited Partnership as of December 31, 1998 and 1997, and the related statements of operations, partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cambria Commons Limited Partnership at December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

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



January 26, 1999

I
Member American Institute of Certified Public Accountants (AICPA), Division for CPA Firms SEC Practice Section
Member CPA Associates International, Inc. which provides representation in cities in the US and foreign countries

MAHONEY
ULBRICH
CHRISTIANSEN
RUSS P. A.
Telephone      651-227-6695
Facsimile      651-227
The Partners
Fuller Homes Limited Partnership
Saint Paul, Minnesota

INDEPENDENT AUDITORS'REPORT

We have audited the accompanying balance sheet of Fuller Homes Limited Partnership as of December 31, 1998, and the related statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements and supplemental information of Fuller Homes Limited Partnership as of December 31, 1997, were audited by other auditors whose report dated January 21, 1998, expressed an unqualified opinion on those financial statements and supplemental information.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fuller Homes Limited Partnership as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 16 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Saint Paul, Minnesota
January 15, 1999

1

Randall Patterson, CPA, P.C.

12913 Alton Square, #101
Herndon, Virginia 20170  Fax:
Phone:      703) 834-3804
(703) 834-1908

Independent Auditor's Report

To the Partners
Landmark Limited Partnership

We have audited the accompanying balance sheet of Landmark Limited Partnership, VHDA Number 88-0144-HF, as of December 31, 1998 and 1007, and the related statements of operations, and cash flows and changes in owners' equity for the years then ended. These financial statements are the responsibility of Landmark Limited Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards and the Virginia Housing Development Authority's Mortgagor/Grantee's Audit Guide. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements' presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Landmark Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows and its changes in owners equity for the years then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as whole. The supplementary information and Schedule of Findings and Questioned Costs included in the report is presented for purposes of additional analysis and is not a required part of the basic financial statements of Landmark Limited Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


Randall Patterson, CPA, P.C.
March 4, 1999

MAHONEY
ULBRICH
CHRISTIANSEN
RUSS P. A.
Telephone      651-227-6695
Facsimile      651-227


The Partners
Montana Avenue Townhomes Limited Partnership
Saint Paul, Minnesota

INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheet of Montana Avenue Townhomes Limited Partnership as of December 31, 1998, and the related statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statement and supplemental information of Montana Avenue Townhomes Limited Partnership as of December 31, 1997, were audited by other auditors whose report dated January 16, 1998, expressed an unqualified opinion on those financial statements and supplemental information.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Montana Avenue Townhomes Limited Partnership as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 16 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to-the basic financial statements taken as a whole.

Saint Paul, Minnesota
January 26, 1999

Dauby O'Connor & Zaleski
A Limited Liability Company
Certified Public Accountants

Independent Auditors' Report

To the Partners of Pedcor Investments 1988-VI, L.P.

We have audited the accompanying balance sheets of Pedcor Investments 1988-VI, L.P. as of December 31, 1998 and 1997, and the related statements of loss, partners, equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pedcor Investments 1988-VI, L.P. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying information is presented for additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the same auditing procedures applied in the audits of the basic financial statements and, in our opinion, is presented fairly in all material respects in relation to the basic financial statements taken as a whole.



January 22, 1999
Dauby O'Connor & Zaleski, LLC
Carmel, Indiana
Certified Public Accountants

698 Pro Med Lane
Carmel, Indiana 46032
317-848-5700
Fax: 317-815-6140


ROBERT ERCOLINI & COMPANY LLP
Certified Public Accountants & Business Consultants

INDEPENDENT AUDITOR'S REPORT

To the Partners of
Rosenberg Building Associates Limited Partnership
Boston, Massachusetts

We have audited the accompanying balance sheets of Rosenberg Building Associates Limited Partnership as of December 31, 1998 and 1997, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rosenberg Building Associates Limited Partnership as of December 31, 1998 and 1997, and the results of its operations, changes in partners' capital, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information included in this report (shown on pages 18 and 19) is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


March 10, 1999

FIFTY-FIVE S~AIMER STREET - BOSTON, MA 02110-1007 - TELEPHONE 617.482-5511
- Fax  617.426-5252

DOUGLAS A. HOLLOWELL, P.C.
CERTIFIED PUBLIC ACCOUNTANTS
A PROFESSIONAL CORPORATION

1-800-858-8425 (919) 338-8021
FAX * (757) 393-1451     FAX # (919) 338-4148

DOUGLAS A. HOLLOWELL, C.P.A.
DONNA L. HOLLOWELL, C.P.A.
INDEPENDENT AUDITORS' REPORT

To the Partners
Shockoe Hill Associates II, L.P.
Richmond, Virginia

We have audited the accompanying balance sheet of Shockoe Hill Associates II, L.P. as of December 31, 1998, and the related statements of income, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of Shockoe Hill Associates II, L.P.'s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shockoe Hill Associates II, L.P.. As of December 31, 1998, and the results of its operations, changes in partners' capital, and cash flows for the year then ended in conformity with generally accepted accounting principles.

our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements of Shockoe Hill Associates II, L.P. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated March 2, 1999 on our consideration of Shockoe Hill Associates II, L.P.'s internal controls and reports dated March 2, 1999 on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to Affirmative Fair Housing, and specific requirements applicable (--i6-"nonmajor HUD program transactions.
MEMBERS OF:

THE AMERICAN INSTITUTE OF
CERTIFIED PUBLIC ACCOUNTANTS  Portsmouth, Virginia
THE VIRGINIA SOCIETY OF  March 2, 1999
CERTIFIED PUBLIC ACCOUNTANTS
THE NORTH CAROLINA
ASSOCIATION OF CERTIFIED
KAY L. BOWEN & ASSOCIATES
CERTIFIED PUBLIC ACCOUNTANT PC.

Phone (801) 627-0825 - FAX (801) 627-0829 - 1-800-573-0609
371O QUINCY AVENUE
Ogden, Utah 84403

Kay L. Bowen PRESIDENT
SHARI B. JOHNSON CPA
JAMES L. HAWKINS

INDEPENDENT AUDITOR'S REPORT



To the Partners
Columbia Park Apartments
Ogden, Utah

We have audited the accompanying balance sheet of HUD Project No. WA-19KO65001, of Columbia Park Apartments, as of December 31, 1997 and 1996, and the related statements of income, cash flows, and change in partners, equity for the year then ended. These financial statements are the responsibility of Columbia Park Apartments' management our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Columbia Park
Apartments as of December 31, 1997 and 1996, and the results of its operations, change in partners, equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.



Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information included in the report (shown on pages 12 to 21) are presented for the purposes of additional analysis and are not a required part of the basic financial statements of Columbia Park Apartments. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated Feb 17, 1998, on our consideration of Columbia Park
Apartments' internal controls and a report dated February 17, 1998, on its compliance with laws and regulations.



Ogden, Utah
February 17, 1998


Kay L. Bowen, CPA, President
Kay L. Bowen & Associates, P. C.
Federal I.D. #87-0448933



Page 1



























LOUIS YOUNG C.P.A. INC.
2630 E. ASHLAN - FRESNO, CALIFORNIA 93726
LOUIS YOUNG C.P.A. INC.

LOUIS YOUNG, CPA    3142 WILLOW AVENUE #101 -CLOVIS, CA 93612
JASON LIAO, CPA     (559) 291-1668 - FAX (559) 291-1692

INDEPENDENT AUDITOR'S REPORT

The Partners Hacienda Villa Associates
Firebaugh, California

We have audited the accompanying balance sheet of Hacienda Villa Associates (A Limited Partnership) as of December 31, 1998, and the related statements of operations, partners' capital and cash flows f or the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hacienda Villa Associates (a Limited Partnership) as of December 31, 1998, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

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



Louis Young CPA Inc.
Fresno, California

February 23, 1999

Boardman & Winnick
CERTIFIED PUBLIC ACCOUNTANTS

Myron H. Bordman, C.P.A. 7439 Middlebelt Road, Suite 3
Robert F. Winnick, C.P.A. West Bloomfield, Michigan 48322
(248) 851-5350
Facsimile (248) 851-9148
Hedda Panzer, C.P.A.
Sharon Lin, C.P.A.

INDEPENDENT AUDITOR'S REPORT

To The Partners of Holland West Limited Partnership

We have audited the accompanying balance sheet of HUD Project No. 047-44050/12001 of Holland West Limited Partnership (a Michigan Partnership) as of December 31, 1998, and the related statements of income, and cash flows, and changes in partner's equity. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Holland West Limited Partnership as of December 31, 1998, and the results of its operations and its cash flow and its changes in partners' equity for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information included in the report (shown on pages 11 to 16) are presented for the purposes of additional analysis and are not a required part of the basic financial statements of Holland West Limited Partnership. Such information has been subject to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated January 24, 1999, on our consideration of Holland West Limited Partnership's internal controls and a report dated January 24, 1999, on its compliance with laws and regulations.

West Bloomfield, MI
BORDMAN & WINNICK
January 24, 1999
Certified Public Accountants

ROBERT ERCOLINI & COMPANY LLP
Certified Public Accountants * Business Consultants

INDEPENDENT AUDITOR'S REPORT

To the Partners of
Rosenberg Building Associates Limited Partnership
Boston, Massachusetts

We have audited the accompanying balance sheets of Rosenberg Building Associates Limited Partnership as of December 31, 1998 and 1997, and the related statements Of Operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, m a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position Rosenberg Building Associates Limited Partnership as of December 31, 1998 and 1997, and the results of its operations, changes in partners' capital, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information included in this report (shown on pages 18 and 19) is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

March 10, 1999

FECTEAU & COMPANY. P.C.

Certified Public Accountants -Advisors of Taxation

INDEPENDENT AUDITORS' REPORT

To the Partners
Sherburne Housing Redevelopment Company

We have audited the accompanying balance sheet of Sherburne Housing Redevelopment Company as of December 31, 1998 and the related statements of operations, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sherburne Housing Redevelopment Company as of December 31, 1998 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated February 4, 1999, on our consideration of Sherburne Housing Redevelopment Company's internal control structure and its compliance with laws and regulations.

The financial statements of Sherburne Housing Redevelopment
Company as of December 31, 1997 were audited by other accountants whose report dated January 24, 1998 expressed an unqualified opinion on those statements.

February 4, 1999
Albany, New York

Executive Woods, 4 Atrium Drive, Albany, NY 12205 0 (518)
438-7400 0 FAX (518) 438-7444

Member
American Institute of Certified Public Accountants
(Private Companies Practice Section & Tax Division)
New York state Society of CPA's

 (209) 224-5141


INDEPENDENT AUDITOR'S REPORT


The Partners
Hacienda Villa Associates
Firebaugh, California



We have audited the accompanying balance sheet of Hacienda Villa Associates (A Limited Partnership) as of December 31, 1997, and the related statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hacienda Villa Associates (a Limited Partnership) as of
December 31, 1997, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

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




Louis Young CPA Inc.
Fresno, California

February 26, 1998

BOARDMAN & WINNICK
CERTIFIED PUBLIC ACCOUNTANTS


Myron H. Bordman, C.P.A 7439 Middlebeit Road, Suite 3
Robert F. Winnick, C.P.A. West Bloomfield, Michigan 48322
Hedda Benenson, C.P.A.
Sharon Lin, C.P.A.
(248) 851-5350
Facsimile (248) 851-9148


INDEPENDENT AUDITOR'S REPORT

To The Partners of
Holland West Limited Partnership



We have audited the accompanying balance sheet of HUD Project No. 047-44050/12001 of Holland West Limited Partnership (a Michigan Partnership) as of December 31, 1997, and the related statements of income, and cash flows, and changes in partner's equity.
These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Holland West Limited Partnership as of December 31, 1997, and the results of its operations and its cash flow and its changes in partners' equity for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information included in the report (shown on pages 11 to 16) are presented for the purposes of additional analysis and are not a required part of the basic financial statements of Holland West Limited Partnership. Such information has been subject to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated January 24, 1998, on our consideration of Holland West Limited Partnership's internal controls and a report dated January 24, 1998, on its compliance with laws and regulations.



West Bloomfield, MI
January 24, 1998





BORDMAN & WINNICK
Certified Public Accountants
38-2900295
Coopers and Lybrand L.L.P
A professional Services Firm

Report of Independent Accountants


The Partners
Sherburne Housing Redevelopment Company


We have audited the accompanying statements of financial position of Sherburne Housing Redevelopment Company (A Limited
Partnership) as of December 31, 1997 and 1996, and the related statements of operations and partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sherburne Housing Redevelopment Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 24, 1998 on our consideration of Sherburne Housing Redevelopment Company's internal control structure and a report dated January 24, 1998 on its compliance with laws and regulations.


Coopers and Lybrand LLP

Rochester, New York
January 24, 1998

Members of American Institute of Certified Public Accountants /
Florida Institute of Certified Public Accountants






COLLEEN E. ALLARD, C.P.A. ROGER D ALLARD C.P.A. BARRY W: CROWLEY,
C.P.A.

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


January 31, 1997
Saint Paul, Minnesota
January 17, 1997
GRAHAM CARTER
& JENNINGS, PLC

CERTIFIED PUBLIC ACCOUNTANTS

Harold D. Carter, (1931-1993)

Jack G. Jennings,
Walter H. Graham,
Michael J. Carter,

Independent Auditor's Report

To the Partners
Landmark Limited Partnership

We have audited the accompanying balance sheet of Landmark Limited Partnership (a Virginia limited partnership), VHDA Project No.: 88-01447-HF, as of December 31, 1996, and the related statements of profit and loss (on HUD Form No.: 9241 0), partners' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Landmark Limited Partnership, VHDA Project No.: 88-01447-HF,as of December 31, 1996, and the results of its operations, the changes in partners' deficit and cash flows for the year then ended in conformity with generally accepted accounting principles.

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


February 18, 1997

8395 Keystone Crossing, Suite 203  Indianapolis, Indiana 46240
317-259-6857     Fax: 317-259-6861

DOUGLAS A. HOLLOWELL, P.C.
Certified Public Accountants,
A Professional Corporation

309 County Street, Suite 100,
P.O. Box 630,
Portsmouth, Virginia 23705,
Telephone (804) 397-6425
1800 658 8425
Fax# 393 1451

INDEPENDENT AUDITOR'S REPORT

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

I conducted my audit in accordance with generally accepted auditing standard- and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shockoe Hill Associates II, L-P. as of December 31, 1996, and the results of its operations, changes in partners' capital, and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, I have also issued a report dated January 28, 1997, on my consideration of Shockoe Hill Associates II, L.P. Is internal control structure and reports dated January 28, 1997, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to Affirmative Fair Housing, and specific requirements applicable to nonmajor HUD program transactions.

My audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 13 to 23 is presented for purposes of additional analysis and is not a required part of the basic financial statements of Shockoe Hill Associates II, L.P. . Such information has been subjected to the citing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


Portsmouth, Virginia,
January 28, 1997


Member of:
The American Institute of Certified Public Accountants
The Virginia Society of Certified Public Accountants
The North Carolina Association of Certified Public Accountants

Page 1





LOUIS YOUNG C.P.A. INC.
2630 E. ASHLAN - FRESNO, CALIFORNIA 93726
(209) 224-5141


INDEPENDENT AUDITOR'S REPORT


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

Fresno, California
February 14, 1997

       Boston Capital Tax Credit Fund Limited Partnership
                   Series 1 through Series 6

                         BALANCE SHEETS

                    March 31, 1999 and 1998

                                                        Total
                                          --------------------------------
                                               1999              1998
                                          --------------    --------------
                                  ASSETS


INVESTMENTS IN OPERATING LIMITED
   PARTNERSHIPS (notes A and C)          $    12,964,520   $    21,247,830


OTHER ASSETS

   Cash and cash equivalents (notes A
      and E)                                     160,135           176,885

   Other                                         721,229           672,439
                                          --------------    --------------
                                         $    13,845,884   $    22,097,154
                                          --------------    --------------

              LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES

   Accounts payable - affiliates
      (note B)                           $     6,969,091   $     5,879,773
                                          --------------    --------------
PARTNERS' CAPITAL (note A)

   Assignor limited partner

      Units  of  limited  partnership
          interest    consisting    of
          1 0 ,000,000      authorized
          beneficial          assignee
          certificates    (BAC),   $10
          stated    value,   9,800,600
          issued  to  the assignees at
          March 31, 1999 and 1998                      -                 -
   Assignees

      Units  of beneficial interest of
          the    limited   partnership
          interest   of  the  assignor
          limited  partner,  9,800,600
          issued  and  outstanding  at
          March 31, 1999 and 1998              7,657,936        16,905,119
   General partners                             (781,143)         (687,738)
                                          --------------    --------------
                                               6,876,793        16,217,381
                                          --------------    --------------
                                         $    13,845,884   $    22,097,154
                                          ==============    ==============

                          (continued)



       Boston Capital Tax Credit Fund Limited Partnership
                   Series 1 through Series 6

                   BALANCE SHEETS - CONTINUED

                    March 31, 1999 and 1998


                                                      Series 1
                                          --------------------------------
                                               1999              1998
                                          --------------    --------------
                           ASSETS

INVESTMENTS IN OPERATING LIMITED
   PARTNERSHIPS (notes A and C)          $        22,969   $        39,010

OTHER ASSETS

   Cash and cash equivalents (notes A
      and E)                                       6,640            15,351
   Other                                          68,113            68,113
                                          --------------    --------------
                                         $        97,722   $       122,474
                                          ==============    ==============

              LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES

   Accounts payable - affiliates
      (note B)                           $     1,497,650   $     1,306,517
                                          --------------    --------------
PARTNERS' DEFICIT (note A)
   Assignor limited partner

      Units   of  limited  partnership
          interest    consisting    of
          10,000,000        authorized
          beneficial          assignee
          certificates    (BAC),   $10
          stated    value,   1,299,900
          issued  to  the assignees at
          March 31, 1999 and 1998                      -                 -
   Assignees

      Units  of beneficial interest of
          the    limited   partnership
          interest   of  the  assignor
          limited  partner,  1,299,900
          issued  and  outstanding  at
          March 31, 1999 and 1998             (1,272,705)       (1,058,979)
   General partners                             (127,223)         (125,064)
                                          --------------    --------------
                                              (1,399,928)       (1,184,043)
                                          --------------    --------------
                                         $        97,722   $       122,474
                                          ==============    ==============

                          (continued)



       Boston Capital Tax Credit Fund Limited Partnership
                   Series 1 through Series 6

                   BALANCE SHEETS - CONTINUED

                    March 31, 1999 and 1998


                                                      Series 2
                                          --------------------------------
                                               1999              1998
                                          --------------    --------------
                           ASSETS

INVESTMENTS IN OPERATING LIMITED
   PARTNERSHIPS (notes A and C)          $       731,325   $     1,889,149

OTHER ASSETS

   Cash and cash equivalents (notes A
      and E)                                       5,497             3,977
   Other                                         360,285           360,285
                                          --------------    --------------
                                         $     1,097,107   $     2,253,411
                                          ==============    ==============

             LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES

   Accounts payable - affiliates
      (note B)                           $       479,154   $       390,924
                                          --------------    --------------
PARTNERS' CAPITAL (note A)
   Assignor limited partner

      Units  of  limited  partnership
          interest    consisting    of
          10,000,000        authorized
          beneficial          assignee
          certificates    (BAC),   $10
          stated value, 830,300 issued
          to  the  assignees  at March
          31, 1999 and 1998                            -                 -
   Assignees

      Units  of beneficial interest of
          the    limited   partnership
          interest   of  the  assignor
          limited   partner,   830,300
          issued  and  outstanding  at
          March 31, 1999 and 1998                681,116         1,913,205
   General partners                              (63,163)          (50,718)
                                          --------------    --------------
                                                 617,953         1,862,487
                                          --------------    --------------
                                         $     1,097,107   $     2,253,411
                                          ==============    ==============

                          (continued)



       Boston Capital Tax Credit Fund Limited Partnership
                   Series 1 through Series 6

                   BALANCE SHEETS - CONTINUED

                    March 31, 1999 and 1998


                                                      Series 3
                                          -------------------------------
                                               1999              1998
                                          --------------    --------------
                           ASSETS

INVESTMENTS IN OPERATING LIMITED
   PARTNERSHIPS (notes A and C)          $     1,289,310   $     4,858,313

OTHER ASSETS

   Cash and cash equivalents (notes A
      and E)                                       2,331            14,333
   Other                                          41,861            41,861
                                          --------------    --------------
                                         $     1,333,502   $     4,914,507
                                          ==============    ==============

             LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES

   Accounts payable - affiliates
      (note B)                           $     1,898,749   $     1,615,058
                                          --------------    --------------
PARTNERS' CAPITAL (note A)
   Assignor limited partner

      Units  of  limited  partnership
          interest    consisting    of
          10,000,000        authorized
          beneficial          assignee
          certificates    (BAC),   $10
          stated    value,   2,882,200
          issued  to  the assignees at
          March 31, 1999 and 1998                      -                 -
   Assignees

      Units  of beneficial interest of
          the    limited   partnership
          interest   of  the  assignor
          limited  partner,  2,882,200
          issued  and  outstanding  at
          March 31, 1999 and 1998               (307,681)        3,518,368
   General partners                             (257,566)         (218,919)
                                          --------------    --------------
                                                (565,247)        3,299,449
                                          --------------    --------------
                                         $     1,333,502   $     4,914,507
                                          ==============    ==============

                          (continued)



       Boston Capital Tax Credit Fund Limited Partnership
                   Series 1 through Series 6

                   BALANCE SHEETS - CONTINUED

                    March 31, 1999 and 1998


                                                      Series 4
                                          --------------------------------
                                               1999              1998
                                          --------------    --------------
                           ASSETS

INVESTMENTS IN OPERATING LIMITED
   PARTNERSHIPS (notes A and C)          $     6,648,529   $     8,752,503

OTHER ASSETS

   Cash and cash equivalents (notes A
      and E)                                      10,320             1,955
   Other                                         217,857           169,067
                                          --------------    --------------
                                         $     6,876,706   $     8,923,525
                                          ==============    ==============

             LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES

   Accounts payable - affiliates
      (note B)                           $     1,801,996   $     1,461,678
                                          --------------    --------------
PARTNERS' CAPITAL (note A)
   Assignor limited partner

      Units   of  limited  partnership
          interest    consisting    of
          10,000,000        authorized
          beneficial          assignee
          certificates    (BAC),   $10
          stated    value,   2,995,300
          issued  to  the assignees at
          March 31, 1999 and 1998                      -                 -
   Assignees

      Units  of beneficial interest of
          the    limited   partnership
          interest   of  the  assignor
          limited  partner,  2,995,300
          issued  and  outstanding  at
          March 31, 1999 and 1998              5,284,067         7,647,333
   General partners                             (209,357)         (185,486)
                                          --------------    --------------
                                               5,074,710         7,461,847
                                          --------------    --------------
                                         $     6,876,706   $     8,923,525
                                          ==============    ==============

                          (continued)



       Boston Capital Tax Credit Fund Limited Partnership
                   Series 1 through Series 6

                   BALANCE SHEETS - CONTINUED

                    March 31, 1999 and 1998


                                                      Series 5
                                          --------------------------------
                                               1999              1998
                                          --------------    --------------
                           ASSETS

INVESTMENTS IN OPERATING LIMITED
   PARTNERSHIPS (notes A and C)          $       598,143   $     1,173,153

OTHER ASSETS

   Cash and cash equivalents (notes A
      and E)                                     118,832           130,957
   Other                                          33,113            33,113
                                          --------------    --------------
                                         $       750,088   $     1,337,223
                                          ==============    ==============

             LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES

   Accounts payable - affiliates
      (note B)                           $       146,736   $       107,280
                                          --------------    --------------
PARTNERS' CAPITAL (note A)
   Assignor limited partner

      Units   of  limited  partnership
          interest    consisting    of
          10,000,000        authorized
          beneficial          assignee
          certificates    (BAC),   $10
          stated value, 489,900 issued
          to  the  assignees  at March
          31, 1999 and 1998                            -                 -
   Assignees

      Units  of beneficial interest of
          the    limited   partnership
          interest   of  the  assignor
          limited   partner,   489,900
          issued  and  outstanding  at
          March 31, 1999 and 1998                639,069         1,259,394
   General partners                              (35,717)          (29,451)
                                          --------------    --------------
                                                 603,352         1,229,943
                                          --------------    --------------
                                         $       750,088   $     1,337,223
                                          ==============    ==============

                          (continued)



       Boston Capital Tax Credit Fund Limited Partnership
                   Series 1 through Series 6

                   BALANCE SHEETS - CONTINUED

                    March 31, 1999 and 1998


                                                      Series 6
                                          -------------------------------
                                               1999              1998
                                          --------------    --------------
                           ASSETS

INVESTMENTS IN OPERATING LIMITED
   PARTNERSHIPS (notes A and C)          $     3,674,244   $     4,535,702

OTHER ASSETS

   Cash and cash equivalents (notes A
      and E)                                      16,515            10,312
   Other                                               -                 -
                                          --------------    --------------
                                         $     3,690,759   $     4,546,014
                                          ==============    ==============

             LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES

   Accounts payable - affiliates
      (note B)                           $     1,144,806   $       998,316
                                          --------------    --------------
PARTNERS' CAPITAL (note A)
   Assignor limited partner

      Units  of  limited   partnership
          interest    consisting    of
          10,000,000        authorized
          beneficial          assignee
          certificates    (BAC),   $10
          stated    value,   1,303,000
          issued  to  the assignees at
          March 31, 1999 and 1998                      -                 -
   Assignees

      Units  of beneficial interest of
          the    limited   partnership
          interest   of  the  assignor
          limited  partner,  1,303,000
          issued  and  outstanding  at
          March 31, 1999 and 1998              2,634,070         3,625,798
   General partners                              (88,117)          (78,100)
                                          --------------    --------------
                                               2,545,953         3,547,698
                                          --------------    --------------
                                         $     3,690,759   $     4,546,014
                                          ==============    ==============

               See notes to financial statements



       Boston Capital Tax Credit Fund Limited Partnership
                   Series 1 through Series 6

                    STATEMENTS OF OPERATIONS

           Years ended March 31, 1999, 1998 and 1997


                                                   Total
                                ------------------------------------------
                                    1999           1998           1997
                                ------------   ------------   ------------
Income
   Interest income             $       4,355  $      16,039  $       7,074
   Miscellaneous income                    -            813          2,910
                                ------------   ------------   ------------
          Total income                 4,355         16,852          9,984
                                ------------   ------------   ------------

Share of losses from
   operating limited
   partnerships (note A)          (4,256,419)    (4,676,547)    (1,453,320)
                                ------------   ------------   ------------
Expenses

   Professional fees                  87,427         90,270         97,901

   Partnership management fee
      (note B)                       919,866        922,872        919,609
   Impairment loss (note A)        4,017,052              -              -

   General and administrative
      expenses (note B)               64,179         83,140         64,325
                                ------------   ------------   ------------
                                   5,088,524      1,096,282      1,081,835
                                ------------   ------------   ------------
          NET LOSS (note A)    $  (9,340,588) $  (5,755,977) $  (2,525,171)
                                ============   ============   ============

Net loss allocated to general
   partner                     $     (93,405) $     (57,559) $     (25,251)
                                ============   ============   ============

Net loss allocated to
   assignees                   $  (9,247,183) $  (5,698,418) $  (2,499,920)
                                ============   ============   ============

Net loss per BAC               $       (0.94) $       (0.58) $       (0.26)
                                ============   ============   ============


                          (continued)

       Boston Capital Tax Credit Fund Limited Partnership
                   Series 1 through Series 6

              STATEMENTS OF OPERATIONS - CONTINUED

           Years ended March 31, 1999, 1998 and 1997

                                           Series 1
                               --------------------------------
                                  1999        1998       1997
                               ---------   ---------  ---------
Income

   Interest income             $     266  $      629  $   1,190

   Miscellaneous income                -           -      1,353
                               ---------   ---------   --------
          Total income               266         629      2,543
                               ---------   ---------   --------

Share of losses from
   operating limited
   partnerships (note A)         (16,041)    (78,739)  (260,308)
                               ---------   ---------   --------
Expenses

   Professional fees              16,459      16,896     20,810

   Partnership management fee
      (note B)                   175,604     173,604    172,864
   Impairment loss (note A)            -           -          -

   General and administrative
      expenses (note B)            8,047      10,781      8,693
                               ---------   ---------   --------
                                 200,110     201,281    202,367
                               ---------   ---------   --------
          NET LOSS (note A)    $(215,885) $ (279,391) $(460,132)
                               =========   =========   ========

Net loss allocated to general
   partner                     $  (2,159) $   (2,794) $  (4,601)
                               =========   =========   ========

Net loss allocated to
   assignees                   $(213,726) $ (276,597) $(455,531)
                               =========   =========   ========

Net loss per BAC               $   (0.16) $    (0.21) $   (0.35)
                               =========   =========   ========


                          (continued)

       Boston Capital Tax Credit Fund Limited Partnership
                   Series 1 through Series 6

              STATEMENTS OF OPERATIONS - CONTINUED

           Years ended March 31, 1999, 1998 and 1997

                                                  Series 2
                                --------------------------------------------
                                     1999            1998           1997
                                -------------   -------------  -------------
Income

   Interest income             $         115  $           37  $          78

   Miscellaneous income                    -               -              -
                                -------------   -------------  -------------
          Total income                   115              37             78
                                -------------   -------------  -------------

Share of losses from
   operating limited
   partnerships (note A)            (280,980)       (263,285)      (292,730)
                                -------------   -------------  -------------
Expenses

   Professional fees                  10,797          11,579         11,325

   Partnership management fee
      (note B)                        67,362          66,362         65,876
   Impairment loss (note A)          876,844               -              -

   General and administrative
      expenses (note B)                8,666          10,558          9,135
                                -------------   -------------  -------------
                                     963,669          88,499         86,336
                                -------------   -------------  -------------
          NET LOSS (note A)    $  (1,244,534) $     (351,747) $    (378,988)
                                =============   =============  =============

Net loss allocated to general
   partner                     $     (12,445) $       (3,517) $      (3,790)
                                =============   =============  =============

Net loss allocated to
   assignees                   $  (1,232,089) $     (348,230) $    (375,198)
                                =============   =============  =============

Net loss per BAC               $       (1.48) $        (0.42) $       (0.45)
                                =============   =============  =============


                          (continued)

       Boston Capital Tax Credit Fund Limited Partnership
                   Series 1 through Series 6

              STATEMENTS OF OPERATIONS - CONTINUED

           Years ended March 31, 1999, 1998 and 1997

                                                Series 3
                                ----------------------------------------
                                    1999          1998          1997
                                -----------   -----------   ------------
Income

   Interest income             $        240  $     11,056  $        114

   Miscellaneous income                   -           560         1,304
                                -----------   -----------   ------------
          Total income                  240        11,616         1,418
                                -----------   -----------   ------------

Share of losses from
   operating limited
   partnerships (note A)         (2,166,577)   (2,619,755)      (17,034)
                                -----------   -----------   ------------
Expenses

   Professional fees                 18,536        17,746        22,250

   Partnership management fee
      (note B)                      259,856       257,189       260,067
   Impairment loss (note A)       1,402,374             -             -

   General and administrative
      expenses (note B)              17,593        22,643        17,609
                                -----------   -----------   ------------
                                  1,698,359       297,578       299,926
                                -----------   -----------   ------------
          NET LOSS (note A)    $ (3,864,696) $ (2,905,717) $   (315,542)
                                ===========   ===========   ============

Net loss allocated to general
   partner                     $    (38,647) $    (29,057) $     (3,155)
                                ===========   ===========   ============

Net loss allocated to
   assignees                   $ (3,826,049) $ (2,876,660) $   (312,387)
                                ===========   ===========   ============

Net loss per BAC               $      (1.33) $      (1.00) $      (0.11)
                                ===========   ===========   ============


                          (continued)

       Boston Capital Tax Credit Fund Limited Partnership
                   Series 1 through Series 6

              STATEMENTS OF OPERATIONS - CONTINUED

           Years ended March 31, 1999, 1998 and 1997

                                                Series 4
                                ----------------------------------------
                                    1999          1998          1997
                                -----------   -----------   ------------
Income

   Interest income             $        200  $         82  $        556

   Miscellaneous income                   -           253           253
                                -----------   -----------   ------------
          Total income                  200           335           809
                                -----------   -----------   ------------

Share of losses from
   operating limited
   partnerships (note A)         (1,449,290)   (1,048,912)     (120,255)
                                -----------   -----------   ------------
Expenses

   Professional fees                 18,815        19,554        18,930

   Partnership management fee
      (note B)                      247,884       247,257       245,494
   Impairment loss (note A)         654,684             -             -

   General and administrative
      expenses (note B)              16,664        21,498        17,474
                                -----------   -----------   ------------
                                    938,047       288,309       281,898
                                -----------   -----------   ------------
          NET LOSS (note A)    $ (2,387,137) $ (1,336,886) $   (401,344)
                                ===========   ===========   ============

Net loss allocated to general
   partner                     $    (23,871) $    (13,369) $     (4,013)
                                ===========   ===========   ============

Net loss allocated to
   assignees                   $ (2,363,266) $ (1,323,517) $   (397,331)
                                ===========   ===========   ============

Net loss per BAC               $      (0.79) $      (0.44) $      (0.13)
                                ===========   ===========   ============


                          (continued)

       Boston Capital Tax Credit Fund Limited Partnership
                   Series 1 through Series 6

              STATEMENTS OF OPERATIONS - CONTINUED

           Years ended March 31, 1999, 1998 and 1997

                                           Series 5
                               -------------------------------
                                  1999        1998       1997
                               ---------   --------   --------
Income

   Interest income             $   3,065  $   3,696  $   4,178

   Miscellaneous income                -          -          -
                               ---------  ---------  ---------
          Total income             3,065      3,696      4,178
                               ---------  ---------  ---------

Share of losses from
   operating limited
   partnerships (note A)        (124,175)  (135,018)  (114,100)
                               ---------  ---------  ---------
Expenses

   Professional fees               9,236     10,002     10,498

   Partnership management fee
      (note B)                    39,184     39,184     39,456
   Impairment loss (note A)      450,835          -          -

   General and administrative
      expenses
      (note B)                     6,226      9,104      4,400
                               ---------  ---------  ---------
                                 505,481     58,290     54,354
                               ---------  ---------  ---------
          NET LOSS (note A)    $(626,591) $(189,612) $(164,276)
                               =========  =========  =========

Net loss allocated to general
   partner                     $  (6,266) $  (1,896) $  (1,643)
                               =========  =========  =========

Net loss allocated to
   assignees                   $(620,325) $(187,716) $(162,633)
                               =========  =========  =========

Net loss per BAC               $   (1.27) $   (0.38) $   (0.33)
                               =========  =========  =========


                          (continued)

       Boston Capital Tax Credit Fund Limited Partnership
                   Series 1 through Series 6

              STATEMENTS OF OPERATIONS - CONTINUED

           Years ended March 31, 1999, 1998 and 1997

                                                Series 6
                                ----------------------------------------
                                    1999          1998          1997
                                -----------   -----------   ------------
Income

   Interest income             $        469  $        539  $        958

   Miscellaneous income                   -             -             -
                                -----------   -----------   ------------
          Total income                  469           539           958
                                -----------   -----------   ------------

Share of losses from
   operating limited
   partnerships (note A)           (219,356)     (530,838)     (648,893)
                                -----------   -----------   ------------
Expenses

   Professional fees                 13,584        14,493        14,088

   Partnership management fee
      (note B)                      129,976       139,276       135,852
   Impairment loss (note A)         632,315             -             -

   General and administrative
      expenses
      (note B)                        6,983         8,556         7,014
                                -----------   -----------   ------------
                                    782,858       162,325       156,954
                                -----------   -----------   ------------
          NET LOSS (note A)    $ (1,001,745) $   (692,624) $   (804,889)
                                ===========   ===========   ============

Net loss allocated to general
   partner                     $    (10,017) $     (6,926) $     (8,049)
                                ===========   ===========   ============

Net loss allocated to
   assignees                   $   (991,728) $   (685,698) $   (796,840)
                                ===========   ===========   ============

Net loss per BAC               $      (0.76) $      (0.53) $      (0.62)
                                ===========   ===========   ============


               See notes to financial statements

       Boston Capital Tax Credit Fund Limited Partnership
                   Series 1 through Series 6

           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

           Years ended March 31, 1999, 1998 and 1997

                                                General
            Total                 Assignees     partner         Total
-----------------------------   -----------   -----------   ------------
Partners' capital (deficit),
   March 31, 1996              $ 25,103,457  $   (604,928) $ 24,498,529

Net loss                         (2,499,920)      (25,251)   (2,525,171)
                                -----------   -----------   ------------
Partners' capital (deficit),
March 31, 1997                   22,603,537      (630,179)   21,973,358

Net loss                         (5,698,418)      (57,559)   (5,755,977)
                                -----------   -----------   ------------

Partners' capital (deficit),
   March 31, 1998                16,905,119      (687,738)   16,217,381

Net loss                         (9,247,183)      (93,405)   (9,340,588)
                                -----------   -----------   ------------

Partners' capital (deficit),
   March 31, 1999              $  7,657,936  $   (781,143) $  6,876,793
                                ===========   ===========   ============


                          (continued)

       Boston Capital Tax Credit Fund Limited Partnership
                   Series 1 through Series 6

          STATEMENTS OF PARTNERS' CAPITAL - CONTINUED

           Years ended March 31, 1999, 1998 and 1997

                                                General
           Series 1               Assignees     partner         Total
-----------------------------   -----------   -----------   ------------
Partners' capital (deficit),
   March 31, 1996              $   (326,851) $   (117,669) $   (444,520)

Net loss                           (455,531)       (4,601)     (460,132)
                                -----------   -----------   ------------

Partners' capital (deficit),
   March 31, 1997                  (782,382)     (122,270)     (904,652)

Net loss                           (276,597)       (2,794)     (279,391)
                                -----------   -----------   ------------

Partners' capital (deficit),
   March 31, 1998                (1,058,979)     (125,064)   (1,184,043)

Net loss                           (213,726)       (2,159)     (215,885)
                                -----------   -----------   ------------

Partners' capital (deficit),
   March 31, 1999              $ (1,272,705) $   (127,223) $ (1,399,928)
                                ===========   ===========   ============

                                                General
           Series 2               Assignees     partner         Total
-----------------------------   -----------   -----------   ------------
Partners' capital (deficit),   $  2,636,633  $    (43,411) $  2,593,222

Net loss                           (375,198)       (3,790)     (378,988)
                                -----------   -----------   ------------

Partners' capital (deficit),
   March 31, 1997                 2,261,435       (47,201)    2,214,234

Net loss                           (348,230)       (3,517)     (351,747)
                                -----------   -----------   ------------

Partners' capital (deficit),
   March 31, 1998                 1,913,205       (50,718)    1,862,487

Net loss                         (1,232,089)      (12,445)   (1,244,534)
                                -----------   -----------   ------------

Partners' capital (deficit),
   March 31, 1999              $    681,116  $    (63,163) $    617,953
                                ===========   ===========   ============


                          (continued)

       Boston Capital Tax Credit Fund Limited Partnership
                   Series 1 through Series 6

          STATEMENTS OF PARTNERS' CAPITAL - CONTINUED

           Years ended March 31, 1999, 1998 and 1997

                                                General
           Series 3               Assignees     partner         Total
-----------------------------   -----------   -----------   ------------
Partners' capital (deficit),
   March 31, 1996              $  6,707,415  $   (186,707) $  6,520,708

Net loss                           (312,387)       (3,155)     (315,542)
                                -----------   -----------   ------------

Partners' capital (deficit),
   March 31, 1997                 6,395,028      (189,862)    6,205,166

Net loss                         (2,876,660)      (29,057)   (2,905,717)
                                -----------   -----------   ------------

Partners' capital (deficit),
   March 31, 1998                 3,518,368      (218,919)    3,299,449

Net loss                         (3,826,049)      (38,647)   (3,864,696)
                                -----------   -----------   ------------

Partners' capital (deficit),
   March 31, 1999              $   (307,681) $   (257,566) $   (565,247)
                                ===========   ===========   ============

                                                General
           Series 4               Assignees     partner         Total
-----------------------------   -----------   -----------   ------------
Partners' capital (deficit),
   March 31, 1996              $  9,368,181  $   (168,104) $  9,200,077

Net loss                           (397,331)       (4,013)     (401,344)
                                -----------   -----------   ------------

Partners' capital (deficit),
   March 31, 1997                 8,970,850      (172,117)    8,798,733

Net loss                         (1,323,517)      (13,369)   (1,336,886)
                                -----------   -----------   ------------

Partners' capital (deficit),
   March 31, 1998                 7,647,333      (185,486)    7,461,847

Net loss                         (2,363,266)      (23,871)   (2,387,137)
                                -----------   -----------   ------------

Partners' capital (deficit),
   March 31, 1999              $  5,284,067  $   (209,357) $  5,074,710
                                ===========   ===========   ============


                          (continued)

       Boston Capital Tax Credit Fund Limited Partnership
                   Series 1 through Series 6

          STATEMENTS OF PARTNERS' CAPITAL - CONTINUED

           Years ended March 31, 1999, 1998 and 1997

                                                General
           Series 5               Assignees     partner         Total
-----------------------------   -----------   -----------   ------------
Partners' capital (deficit),
   March 31, 1996              $  1,609,743  $    (25,912) $  1,583,831

Net loss                           (162,633)       (1,643)     (164,276)
                                -----------   -----------   ------------

Partners' capital (deficit),
   March 31, 1997                 1,447,110       (27,555)    1,419,555

Net loss                           (187,716)       (1,896)     (189,612)
                                -----------   -----------   ------------

Partners' capital (deficit),
   March 31, 1998                 1,259,394       (29,451)    1,229,943

Net loss                           (620,325)       (6,266)     (626,591)
                                -----------   -----------   ------------

Partners' capital (deficit),
   March 31, 1999              $    639,069  $    (35,717) $    603,352
                                ===========   ===========   ============

                                                General
           Series 6               Assignees     partner         Total
-----------------------------   -----------   -----------   ------------
Partners' capital (deficit),
   March 31, 1996              $  5,108,336  $    (63,125) $  5,045,211

Net loss                           (796,840)       (8,049)     (804,889)
                                -----------   -----------   ------------

Partners' capital (deficit),
   March 31, 1997                 4,311,496       (71,174)    4,240,322

Net loss                           (685,698)       (6,926)     (692,624)
                                -----------   -----------   ------------

Partners' capital (deficit),
   March 31, 1998                 3,625,798       (78,100)    3,547,698

Net loss                           (991,728)      (10,017)   (1,001,745)
                                -----------   -----------   ------------

Partners' capital (deficit),
   March 31, 1998              $  2,634,070  $    (88,117) $  2,545,953
                                ===========   ===========   ============


               See notes to financial statements

       Boston Capital Tax Credit Fund Limited Partnership
                   Series 1 through Series 6

                    STATEMENTS OF CASH FLOWS
           Years ended March 31, 1999, 1998 and 1997

                                             Total
                               --------------------------------
                                  1999        1998       1997
                               ---------   ---------  ---------
Cash flows from operating
activities
   Net loss                    $(9,340,58  $(5,755,97 $(2,525,17
   Adjustments to reconcile
   net loss to net cash
   provided by (used in)
   operating activities

      Distribution from
          operating limited
          partnership               9,839       3,129     14,774

      Share of losses from
          operating limited
          partnerships          4,256,419   4,676,547  1,453,320
      Impairment loss           4,017,052           -          -
      Other assets                (48,790)   (113,711)   (40,663)

      Accounts payable and
          accrued expenses      1,089,318   1,142,268  1,041,438
                                ---------   ---------  ---------

          Net cash used in
             operating
             activities           (16,750)    (47,744)   (56,302)
                                ---------   ---------  ---------

          NET DECREASE IN CASH
             AND CASH
             EQUIVALENTS          (16,750)    (47,744)   (56,302)


Cash and cash equivalents,
   beginning                      176,885     224,629    280,931
                                ---------   ---------  ---------

Cash and cash equivalents,
   end                          $ 160,135  $  176,885 $  224,629
                                =========   =========  =========


                          (continued)

       Boston Capital Tax Credit Fund Limited Partnership
                   Series 1 through Series 6

              STATEMENTS OF CASH FLOWS - CONTINUED

           Years ended March 31, 1999, 1998 and 1997

                                           Series 1
                               --------------------------------
                                  1999        1998       1997
                               ---------   ---------  ---------
Cash flows from operating
   activities
   Net loss                    $(215,885) $ (279,391)$ (460,132)
   Adjustments to reconcile
   net loss to net cash
   provided by (used in)
   operating activities

      Distribution from
          operating limited
          partnership                  -           -          -

      Share of losses from
          operating limited
          partnerships            16,041      78,739    260,308
      Impairment loss                  -           -          -
      Other assets                     -     (13,810)         -

      Accounts payable and
          accrued expenses       191,133     196,439    180,864
                               ---------   ---------  ---------

          Net cash used in
             operating
             activities           (8,711)    (18,023)   (18,960)
                               ---------   ---------  ---------

          NET DECREASE IN CASH
             AND CASH
             EQUIVALENTS          (8,711)    (18,023)   (18,960)


Cash and cash equivalents,
   beginning                      15,351      33,374     52,334
                               ---------   ---------  ---------

Cash and cash equivalents,
   end                         $   6,640  $   15,351 $   33,374
                               =========   =========  =========


                          (continued)

       Boston Capital Tax Credit Fund Limited Partnership
                   Series 1 through Series 6

              STATEMENTS OF CASH FLOWS - CONTINUED

           Years ended March 31, 1999, 1998 and 1997

                                                Series 2
                                ----------------------------------------
                                    1999          1998          1997
                                -----------   -----------   ------------
Cash flows from operating
   activities
   Net loss                    $ (1,244,534) $   (351,747) $   (378,988)
   Adjustments to reconcile
   net loss to net cash
   provided by (used in)
   operating activities

      Distribution from
          operating limited
          partnership                     -             -             -

      Share of losses from
          operating limited
          partnerships              280,980       263,285       292,730
      Impairment loss               876,844             -             -
      Other assets                        -             -             -

      Accounts payable and
          accrued expenses           88,230        89,234        88,201
                                -----------   -----------   ------------

          Net cash provided by
             operating
             activities               1,520           772         1,943
                                -----------   -----------   ------------

          NET INCREASE IN CASH
             AND CASH
             EQUIVALENTS              1,520           772         1,943


Cash and cash equivalents,
   beginning                          3,977         3,205         1,262
                                -----------   -----------   ------------

Cash and cash equivalents,
   end                         $      5,497  $      3,977  $      3,205
                                ===========   ===========   ============


                          (continued)

       Boston Capital Tax Credit Fund Limited Partnership
                   Series 1 through Series 6

              STATEMENTS OF CASH FLOWS - CONTINUED

           Years ended March 31, 1999, 1998 and 1997

                                                Series 3
                                ----------------------------------------
                                    1999          1998          1997
                                -----------   -----------   ------------
Cash flows from operating
   activities
   Net loss                    $ (3,864,696) $ (2,905,717) $   (315,542)
   Adjustments to reconcile
   net loss to net cash
   provided by (used in)
   operating activities

      Distribution from
          operating limited
          partnership                    52         3,129         2,729

      Share of losses from
          operating limited
          partnerships            2,166,577     2,619,755        17,034
      Impairment loss             1,402,374             -             -
      Other assets                        -             -             -

      Accounts payable and
          accrued expenses          283,691       295,334       292,151
                                -----------   -----------   ------------

          Net cash provided by
             (used in)
             operating
             activities             (12,002)       12,501        (3,628)
                                -----------   -----------   ------------

          NET INCREASE
             (DECREASE) IN
             CASH AND CASH
             EQUIVALENTS            (12,002)       12,501        (3,628)


Cash and cash equivalents,
   beginning                         14,333         1,832         5,460
                                -----------   -----------   ------------

Cash and cash equivalents,
   end                         $      2,331  $     14,333  $      1,832
                                ===========   ===========   ============


                          (continued)

       Boston Capital Tax Credit Fund Limited Partnership
                   Series 1 through Series 6

              STATEMENTS OF CASH FLOWS - CONTINUED

           Years ended March 31, 1999, 1998 and 1997

                                                Series 4
                                ----------------------------------------
                                    1999          1998          1997
                                -----------   -----------   ------------
Cash flows from operating
   activities
   Net loss                    $ (2,387,137) $ (1,336,886) $   (401,344)
   Adjustments to reconcile
   net loss to net cash
   provided by (used in)
   operating activities

      Distribution from
          operating limited
          partnership                     -             -        12,045

      Share of losses from
          operating limited
          partnerships            1,449,290     1,048,912       120,255
      Impairment loss               654,684             -             -
      Other assets                  (48,790)      (99,901)      (40,663)

      Accounts payable and
          accrued expenses          340,318       377,122       296,487
                                -----------   -----------   ------------

          Net cash provided by
             (used in)
             operating
             activities               8,365       (10,753)      (13,220)
                                -----------   -----------   ------------

          NET INCREASE
             (DECREASE) IN
             CASH AND CASH
             EQUIVALENTS              8,365       (10,753)      (13,220)


Cash and cash equivalents,
   beginning                          1,955        12,708        25,928
                                -----------   -----------   ------------

Cash and cash equivalents,
   end                         $     10,320  $      1,955  $     12,708
                                ===========   ===========   ============


                          (continued)

       Boston Capital Tax Credit Fund Limited Partnership
                   Series 1 through Series 6

              STATEMENTS OF CASH FLOWS - CONTINUED

           Years ended March 31, 1999, 1998 and 1997

                                           Series 5
                               --------------------------------
                                  1999        1998       1997
                               ---------   ---------  ---------
Cash flows from operating
   activities
   Net loss                    $(626,591) $ (189,612)$ (164,276)
   Adjustments to reconcile
   net loss to net cash
   provided by (used in)
   operating activities

      Distribution from
          operating limited
          partnership                  -           -          -

      Share of losses from
          operating limited
          partnerships           124,175     135,018    114,100
      Impairment loss            450,835           -          -
      Other assets                     -           -          -

      Accounts payable and
          accrued expenses        39,456      39,456     39,455
                               ---------   ---------  ---------

          Net cash used in
             operating
             activities          (12,125)    (15,138)   (10,721)
                               ---------   ---------  ---------

          NET DECREASE IN CASH
             AND CASH
             EQUIVALENTS         (12,125)    (15,138)   (10,721)


Cash and cash equivalents,
   beginning                     130,957     146,095    156,816
                               ---------   ---------  ---------

Cash and cash equivalents,
   end                         $
                                 118,832  $  130,957 $  146,095
                               =========   =========  =========


                          (continued)

       Boston Capital Tax Credit Fund Limited Partnership
                   Series 1 through Series 6

              STATEMENTS OF CASH FLOWS - CONTINUED

           Years ended March 31, 1999, 1998 and 1997

                                                Series 6
                                ----------------------------------------
                                    1999          1998          1997
                                -----------   -----------   ------------
Cash flows from operating
   activities
   Net loss                    $ (1,001,745) $   (692,624) $   (804,889)
   Adjustments to reconcile
   net loss to net cash
   provided by (used in)
   operating activities

      Distribution from
          operating limited
          partnership                 9,787             -             -

      Share of losses from
          operating limited
          partnerships              219,356       530,838       648,893
      Impairment loss               632,315             -             -
      Other assets                        -             -             -

      Accounts payable and
          accrued expenses          146,490       144,683       144,280
                                -----------   -----------   ------------

          Net cash provided by
             (used in)
             operating
             activities               6,203       (17,103)      (11,716)
                                -----------   -----------   ------------

          NET INCREASE
             (DECREASE) IN
             CASH AND CASH
             EQUIVALENTS              6,203       (17,103)      (11,716)


Cash and cash equivalents,
   beginning                         10,312        27,415        39,131
                                -----------   -----------   ------------

Cash and cash equivalents,
   end                         $     16,515  $     10,312  $     27,415
                                ===========   ===========   ============


               See notes to financial statements

       Boston Capital Tax Credit Fund Limited Partnership
                   Series 1 through Series 6

                 NOTES TO FINANCIAL STATEMENTS

                 March 31, 1999, 1998 and 1997

NOTE  A  -  ORGANIZATION  AND SUMMARY OF SIGNIFICANT ACCOUNTING
            POLICIES

   Boston Capital Tax Credit Fund Limited Partnership (the ""partnership") (formerly American Affordable Housing VI Limited Partnership) was formed under the laws of the State of Delaware as of June 1, 1988, for the purpose of acquiring, holding, and disposing of limited partnership interests in operating limited partnerships which have acquired, developed, rehabilitated, operate and own newly constructed, existing or rehabilitated apartment complexes which qualify for the Low-Income Housing Tax Credit established by the Tax Reform Act of 1986. Certain of the apartment complexes may also qualify for the Historic Rehabilitation Tax Credit for the rehabilitation of certified historic structures, accordingly, the apartment complexes are restricted as to rent charges and operating methods and are subject to the provisions of Section
   42(g)(2) of the Internal Revenue Code relating to the Rehabilitation Investment Credit. The general partner of the partnership is Boston Capital Associates Limited Partnership and the limited partner is BCTC Assignor Corp. (the assignor limited partner).

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

   Investments in Operating Limited Partnerships
   ---------------------------------------------
   The partnership accounts for its investments in operating limited partnerships using the equity method of accounting. Under the equity method of accounting, the partnership adjusts its investment cost for its share of each operating limited partnership's results of operations and for any distributions received or accrued. However, the partnership recognizes individual operating limited partnership's losses only to the extent that the fund's share of losses of the operating limited partnerships does not exceed the carrying amount of its investment. Unrecognized losses will be suspended and offset against future individual operating limited partnership's income.

       Boston Capital Tax Credit Fund Limited Partnership
                   Series 1 through Series 6

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1999, 1998 and 1997


NOTE  A  -  ORGANIZATION  AND SUMMARY OF SIGNIFICANT ACCOUNTING
             POLICIES (Continued)

   Investments in Operating Limited Partnerships (Continued)
   ---------------------------------------------
   A loss in value of an investment in an operating limited partnership other than a temporary decline would be recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total amount of the remaining tax credits allocated to the partnership and the estimated residual value of the investment. Accordingly, the partnership recorded an impairment loss of $4,017,052 during the year ended March 31, 1999.

   Capital contributions to operating limited partnerships are adjusted by tax credit adjusters. Tax credit adjusters are defined as adjustments to operating limited partnership capital contributions due to reductions in actual tax credits from those originally projected. The partnership records tax credit adjusters as a reduction in investment in operating limited partnerships and capital contributions payable.

   The operating limited partnerships maintain their financial statements based on a calendar year and the partnership utilizes a March 31 year end. The partnership records losses and income from the operating limited partnerships on a calendar year basis which is not materially different from losses and income generated if the operating limited partnerships utilized a March 31 year end.

   The partnership records capital contributions payable to the operating limited partnerships once there is a binding obligation to partnership of a specified amount. The operating limited partnerships record capital contributions from the partnership when received.

   The partnership records acquisition costs as an increase in its investment in operating limited partnerships. Certain
   o p erating limited partnerships have not recorded the acquisition costs as a capital contribution from the partnership. These differences are shown as reconciling items in note C.

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

                 March 31, 1999, 1998 and 1997


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

   Net Loss per Beneficial Assignee Certificate
   --------------------------------------------
   Net loss per beneficial assignee certificate is calculated based upon the number of units outstanding. The number of units outstanding in each series for each of the three years in the period ended March 31, 1999 is as follows:

       Series 1                               1,299,900
       Series 2                                 830,300
       Series 3                               2,882,200
       Series 4                               2,995,300
       Series 5                                 489,900
       Series 6                               1,303,000
                                        ---------------
       Total                                  9,800,600
                                        ===============

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

       Boston Capital Tax Credit Fund Limited Partnership
                   Series 1 through Series 6

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1999, 1998 and 1997


NOTE  A  -  ORGANIZATION  AND SUMMARY OF SIGNIFICANT ACCOUNTING
             POLICIES (Continued)

   Recent Accounting Pronouncements
   --------------------------------
   On  March  31,  1997,  the  partnership adopted Statement of
   Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" and SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS No. 128 provides accounting and reporting standards for the amount of earnings per share. SFAS No. 129 requires the disclosure in summary form within the financial statements of pertinent rights and privileges of the various securities outstanding. On March 31, 1998, the partnership adopted SFAS No. 130, "Reporting Comprehensive Income," SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," and SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components, SFAS No. 131 establishes standards for how public business enterprises report information about operating segments and SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. The implementation of these standards has not materially affected the partnership's financial statements.

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." In February 1999, the FASB issued SFAS No. 135, "Rescission of FASB Statement 75 and Technical Corrections." SFAS No. 133 is effective for all fiscal quarters of years beginning after June 15, 1999; SFAS No. 134 is effective for the first fiscal quarter beginning after December 31, 1998; and SFAS No. 135 is effective for years ending after February 15, 1999. Early adoption is encouraged for SFAS No. 133, 134 and 135.

   The fund does not have any derivative or hedging activities and does not have any mortgage-backed securities. FASB
   Statement 75, "Deferral of the Effective Date of Certain Accounting Requirements for Pension Plans of State and Local Governmental Units," does not apply to the fund. Consequently, these pronouncements are expected to have no effect on the fund's financial statements.

       Boston Capital Tax Credit Fund Limited Partnership
                   Series 1 through Series 6

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1999, 1998 and 1997

NOTE B - RELATED PARTY TRANSACTIONS

   During the years ended March 31, 1999, 1998 and 1997, the partnership entered into several transactions with various affiliates of the general partner, including Boston Capital Partners, Inc., Boston Capital Services, Inc., Boston Capital Holdings Limited Partnership, and Boston Capital Asset Management Limited Partnership, as follows:

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

   The annual partnership management fee charged to operations net of reporting fees for the years ended March 31, 1999, 1998 and 1997 are as follows:

                               1999                1998               1997
                         ---------------    ----------------  -----------------
       Series 1           $      175,604     $       173,604   $        172,864
       Series 2                   67,362              66,362             65,876
       Series 3                  259,856             257,189            260,067
       Series 4                  247,884             247,257            245,494
       Series 5                   39,184              39,184             39,456
       Series 6                  129,976             139,276            135,852
                         ---------------     ---------------   ----------------
                         $       919,866     $       922,872   $        919,609
                         ===============     ===============   ================


       Boston Capital Tax Credit Fund Limited Partnership
                   Series 1 through Series 6

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1999, 1998 and 1997

NOTE B - RELATED PARTY TRANSACTIONS (Continued)

   General and administrative expenses incurred by Boston Capital Partners, Inc., Boston Capital Holdings Limited Partnership, and Boston Capital Asset Management Limited Partnership were charged to each series' operations for the years ended March 31, 1999, 1998 and 1997 as follows:

                               1999                1998               1997
                         ---------------    ----------------   ----------------
       Series 1          $         1,973    $          2,495   $          2,849
       Series 2                    3,784               5,108              5,336
       Series 3                    4,031               5,545              5,851
       Series 4                    4,442               6,129              6,943
       Series 5                    2,796               3,655              2,671
       Series 6                    1,973               2,329              2,765
                         ---------------    ----------------   ----------------
                         $        18,999    $         25,261   $         26,415
                         ===============    ================   ================


   Accounts payable - affiliates at March 31, 1999 and 1998 represents general and administrative expenses, partnership management fees, and may include advances which are payable to Boston Capital Partners, Inc., Boston Capital Services, Inc., Boston Capital Holdings Limited Partnership and Boston Capital Asset Management Limited Partnership. The carrying value of the accounts payable - affiliates approximates fair value.

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS

   At March 31, 1999, 1998 and 1997, the partnership has limited partnership interests in 105 operating limited partnerships which own apartment complexes. The number of operating limited partnerships in which the partnership has limited partnership interests at March 31, 1999, 1998 and 1997 by series are as follows:

       Series 1                                     19
       Series 2                                      8
       Series 3                                     33
       Series 4                                     25
       Series 5                                      5
       Series 6                                     15
                                       ---------------
       Total                                       105
                                       ===============



       Boston Capital Tax Credit Fund Limited Partnership
                   Series 1 through Series 6

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1999, 1998 and 1997

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
         (Continued)

   The   partnership's   investments   in   operating   limited
   partnerships at March 31, 1999 are summarized as follows:


                                                   Total
                                             ----------------
   Capital  contributions  paid to
       operating      limited
       partnerships,   net  of  tax
       credit adjusters                     $     69,626,749


   Acquisition  costs of operating
       limited partnerships                       11,976,945


   Syndication      costs     from
       operating      limited
       partnerships                                  (45,526)


   Cumulative  distributions  from
       operating      limited
       partnerships                                 (100,260)


   Impairment loss in investment                  (4,017,052)

   Cumulative      losses     from
       operating      limited
       partnerships                              (64,476,336)
                                             ----------------

   Investment in operating limited
       partnerships   per  balance
       sheets                                     12,964,520

   The  partnership  has  recorded
   capital  contributions  to  the
   operating  limited partnerships
   during the year ended March 31,
   1999,  which  have  not  been
   included  in  the partnerships'
   capital account included in the
   operating limited partnerships'
   financial   statements   as  of
   December 31, 1998 (see note A).                  (483,748)

   The  partnership  has  recorded
   acquisition  costs at March 31,
   1999,  which   have   not  been
   accounted for in the net assets
   of    the   operating   limited
   partnerships (see note A).                       (829,599)

   The  partnership has recorded a
   share  of losses from operating
   limited  partnerships  for  the
   three  months  ended  March 31,
   1999,   which   the   operating
   limited  partnerships  have not
   included   in   their   capital
   accounts  as  of  December  31,
   1998 due to different year ends
   (see note A).                                   1,466,033

   The  partnership  has  recorded
   low  income  housing tax credit
   adjusters   not   recorded   by
   operating  limited partnerships
   (see note A).                                     178,052

   Equity in losses from operating
   limited     partnerships    not
   recognizable  under  the equity
   method  of accounting (see note
   A).                                           (48,628,797)


   Impairment loss in investment                   4,017,052

   Other                                             571,798
                                             ----------------

   Equity  per  operating  limited
       partnerships'      combined
       financial statements                 $    (30,744,689)
                                             ================

       Boston Capital Tax Credit Fund Limited Partnership
                   Series 1 through Series 6

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1999, 1998 and 1997

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
         (Continued)

   The   partnership's   investments   in   operating   limited
   partnerships at March 31, 1999 are summarized as follows:

                                      Series 1          Series 2         Series
3
                                  ----------------  ----------------  ----------
-----
   Capital contributions paid to
       operating limited
       partnerships, net of tax
       credit adjusters          $      9,037,551  $      5,565,026 $
20,710,406


   Acquisition costs of
       operating limited
       partnerships                     1,569,525         1,005,656
3,486,122


   Syndication costs from
       operating limited
       partnerships                             -                 -
-


   Cumulative distributions from
       operating limited
       partnerships                        (5,538)           (5,446)
(46,951)


   Impairment loss in investment
       in operating limited
       partnerships                             -          (876,844)
(1,402,374)


   Cumulative losses from
       operating limited
       partnerships                   (10,578,569)       (4,957,067)
(21,457,893)
                                  ----------------  ----------------  ----------
-----

   Investment in operating
       limited partnerships per
       balance sheets                      22,969           731,325
1,289,310



       Boston Capital Tax Credit Fund Limited Partnership
                   Series 1 through Series 6

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1999, 1998 and 1997

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
         (Continued)

                                      Series 1          Series 2         Series
3
                                  ----------------  ----------------  ----------
-----
   The  partnership has recorded
   capital  contributions to the
   operating    limited    part-
   nerships   during   the  year
   ended  March  31, 1999, which
   have not been included in the
   partnerships' capital account
   included   in  the  operating
   limited    partnerships'  fi-
   nancial  statements   as   of
   December  31,  1998 (see note
   A).                                          -          (311,339)
(133,349)

   The  partnership has recorded
   acquisition  costs  at  March
   31, 1999, which have not been
   accounted   for  in  the  net
   assets   of   the   operating
   limited   partnerships   (see
   note A).                              (578,746)          (46,332)
116,865

   The  partnership has recorded
   a   share   of   losses  from
   operating    limited    part-
   nerships   for   the    three
   months  ended March 31, 1999,
   which  the  operating limited
   partnerships     have     not
   included   in  their  capital
   accounts  as  of December 31,
   1998  due  to  different year
   ends (see note A).                     667,397                 -
798,636

   The  partnership has recorded
   low income housing tax credit
   adjusters   not  recorded  by
   operating   limited     part-
   nerships  (see  note  A).               31,815            63,725
47,191

   Equity    in   losses    from
   operating   limited  partner-
   ships not recognizable  under
   the    equity     method   of
   accounting  (see note A).          (21,585,032)       (1,775,191)
(11,499,087)

   Impairment loss in investment
   in operating limited
   partnerships                                 -           876,844
1,402,374

   Other                                   69,393          (153,148)
306,402
                                  ----------------  ----------------  ----------
-----

   Equity per operating limited
       partnerships' combined
       financial statements      $    (21,372,204) $       (614,116) $
(7,671,658)
                                  ================  ================
===============


       Boston Capital Tax Credit Fund Limited Partnership
                   Series 1 through Series 6

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1999, 1998 and 1997

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
         (Continued)

   The   partnership's   investments   in   operating   limited
   partnerships at March 31, 1999 are summarized as follows:

                                      Series 4          Series 5         Series
6
                                  ----------------  ----------------  ----------
-----
   Capital contributions paid to
       operating limited
       partnerships, net of tax
       credit adjusters          $     21,719,700  $      3,273,323  $
9,320,743


   Acquisition costs of
       operating limited
       partnerships                     3,661,756           599,776
1,654,110


   Syndication costs from
       operating limited
       partnerships                             -           (45,526)
-


   Cumulative distributions from
       operating limited
       partnerships                       (12,414)                -
(29,911)


   Impairment loss in investment
       in operating limited
       partnerships                      (654,684)         (450,835)
(632,315)


   Cumulative losses from
       operating limited
       partnerships                   (18,065,829)       (2,778,595)
(6,638,383)
                                  ----------------  ----------------  ----------
-----

   Investment in operating
       limited partnerships per
       balance sheets                   6,648,529           598,143
3,674,244



       Boston Capital Tax Credit Fund Limited Partnership
                   Series 1 through Series 6

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1999, 1998 and 1997

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
         (Continued)

                                      Series 4          Series 5         Series
6
                                  ----------------  ---------------- -----------
-----
   The  partnership has recorded
   capital   contributions    to
   the     operating     limited
   partnerships  during the year
   ended  March  31, 1999, which
   have not been included in the
   partnerships' capital account
   included   in  the  operating
   limited   partnerships'   fi-
   nancial   statements   as  of
   December  31,  1998 (see note
   A).                                     (4,475)          (34,585)
-

   The  partnership has recorded
   acquisition  costs  at  March
   31, 1999, which have not been
   accounted   for  in  the  net
   assets   of   the   operating
   limited   partnerships   (see
   note A).                              (647,983)            8,269
318,328

   The  partnership has recorded
   a    share   of  losses  from
   operating    limited    part-
   nerships   for   the    three
   months  ended March 31, 1999,
   which  the  operating limited
   partnerships     have     not
   included   in  their  capital
   accounts  as  of December 31,
   1998  due  to  different year
   ends (see note A).                           -                 -
-

   The  partnership has recorded
   low income housing tax credit
   adjusters   not  recorded  by
   operating    limited    part-
   nerships  (see  note  A).               9,747                 -
25,574

   Equity    in    losses   from
   operating     limited   part-
   nerships   not   recognizable
   under  the  equity  method of
   accounting (see note A).           (12,420,643)         (821,784)
(527,060)

   Impairment loss in investment
   in operating limited
   partnerships                           654,684           450,835
632,315

   Other                                  141,794            (2,207)
209,564
                                  ----------------  ----------------  ----------
-----

   Equity per operating limited
       partnerships' combined
       financial statements      $     (5,618,347) $        198,671  $
4,332,965
                                  ================  ================
===============


       Boston Capital Tax Credit Fund Limited Partnership
                   Series 1 through Series 6

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1999, 1998 and 1997

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
         (Continued)

   The   partnership's   investments   in   operating   limited
   partnerships at March 31, 1998 are summarized as follows:

                                                      Total
                                                ----------------
       Capital  contributions  paid to
          operating      limited
          partnerships,   net  of  tax
          credit adjusters                     $     69,626,749


       Acquisition  costs of operating
          limited partnerships                       11,976,945


       Syndication      costs     from
          operating      limited
          partnerships                                  (45,526)


       Cumulative  distributions  from
          operating      limited
          partnerships                                  (90,421)


       Cumulative      losses     from
          operating      limited
          partnerships                              (60,219,917)
                                                ----------------

       Investment in operating limited
          partnerships   per   balance
          sheets                                     21,247,830

       The  partnership  has  recorded
       capital  contributions  to  the
       operating  limited partnerships
       during the year ended March 31,
       1998,  which  have  not  been
       included  in  the partnerships'
       capital account included in the
       operating limited partnerships'
       financial  statements  as  of
       December 31, 1997 (see note A).                 (483,748)

       The  partnership  has  recorded
       acquisition  costs at March 31,
       1998,  which  have  not  been
       accounted for in the net assets
       of    the   operating   limited
       partnerships (see note A).                      (829,599)

       The  partnership has recorded a
       share  of losses from operating
       limited  partnerships  for  the
       three  months  ended  March 31,
       1998,   which   the   operating
       limited  partnerships  have not
       included   in   their   capital
       accounts  as  of  December  31,
       1997 due to different year ends
       (see note A).                                  1,466,033

       The  partnership  has  recorded
       low  income  housing tax credit
       adjusters   not   recorded   by
       operating  limited partnerships
       (see note A).                                    178,052

       Equity in losses from operating
       limited     partnerships    not
       recognizable  under  the equity
       method  of accounting (see note
       A).                                          (24,188,312)

       Other                                            (19,256)
                                                ----------------

       Equity  per  operating  limited
          partnerships'       combined
          financial statements                 $     (2,629,000)

       Boston Capital Tax Credit Fund Limited Partnership
                   Series 1 through Series 6

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1999, 1998 and 1997

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
         (Continued)

   The   partnership's   investments   in   operating   limited
   partnerships at March 31, 1998 are summarized as follows:

                                          Series 1         Series 2
Series 3
                                      ---------------- ---------------- --------
-------
       Capital contributions paid to
          operating limited
          partnerships, net of tax
          credit adjusters           $      9,037,551 $      5,565,026 $
20,710,406

       Acquisition costs of
          operating limited
          partnerships                      1,569,525        1,005,656
3,486,122

       Syndication costs from
          operating limited
          partnerships                              -                -
-

       Cumulative distributions from
          operating limited
          partnerships                         (5,538)          (5,446)
(46,899)

       Cumulative losses from
          operating limited
          partnerships                    (10,562,528)      (4,676,087)
(19,291,316)
                                      ---------------- ---------------- --------
--------
       Investment in operating
          limited partnerships per
          balance sheets                       39,010        1,889,149
4,858,313

       The  partnership has recorded
       capital  contributions to the
       operating      limited
       partnerships  during the year
       ended  March  31, 1998, which
       have not been included in the
       partnerships' capital account
       included   in  the  operating
       limited      partnerships'
       financial  statements  as  of
       December  31,  1997 (see note
       A).                                          -         (311,339)
(133,349)

       The  partnership has recorded
       (acquisition      costs)
       reimbursements  at  March 31,
       1998,  which  have  not  been
       accounted   for  in  the  net
       assets   of   the   operating
       limited   partnerships   (see
       note A).                              (578,746)         (46,332)
116,865

       The  partnership has recorded
       a    s hare  of  losses  from
       operating      limited
       partnerships  for  the  three
       months  ended March 31, 1998,
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
47,191

       Equity   in   losses   from
       operating      limited
       partnerships not recognizable
       under  the  equity  method of
       accounting (see note A).            (9,440,838)      (1,420,570)
(7,551,598)

       Other                                   (9,998)        (153,201)
(30,548)
                                      ---------------- ---------------- --------
--------
       Equity per operating limited
       partnerships' combined
       financial statements          $     (9,291,360)$         21,432 $
(1,894,490)
                                      ================ ================
================


       Boston Capital Tax Credit Fund Limited Partnership
                   Series 1 through Series 6

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1999, 1998 and 1997

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
         (Continued)

   The   partnership's   investments   in   operating   limited
   partnerships at March 31, 1998 are summarized as follows:

                                      Series 4          Series 5         Series
6
                                  ----------------  ---------------- -----------
-----
   Capital contributions paid to
       operating limited
       partnerships, net of tax
       credit adjusters          $     21,719,700  $      3,273,323 $
9,320,743


   Acquisition costs of
       operating limited
       partnerships                     3,661,756           599,776
1,654,110

   Syndication costs from
       operating limited
       partnerships                             -           (45,526)
-


   Cumulative distributions from
       operating limited
       partnerships                       (12,414)                -
(20,124)


   Cumulative losses from
       operating limited
       partnerships                   (16,616,539)       (2,654,420)
(6,419,027)
                                  ----------------  ---------------- -----------
-----

   Investment in operating
       limited partnerships per
       balance sheets                   8,752,503         1,173,153
4,535,702

   The  partnership has recorded
   capital  contributions to the
   operating   limited  partner-
   ships  during  the year ended
   March  31,  1998,  which have
   not   been  included  in  the
   partnerships' capital account
   included in the operating li-
   mited partnerships' financial
   statements as of December 31,
   1997 (see note A).                      (4,475)          (34,585)
-

   The  partnership has recorded
   (acquisition   costs)   reim-
   bursements at March 31, 1998,
   which have not been accounted
   for  in the net assets of the
   operating    limited    part-
   nerships (see note A).                (647,983)            8,269
318,328

   The  partnership has recorded
   a    share   of  losses  from
   operating    limited    part-
   nerships for the three months
   ended  March  31, 1998, which
   the  operating  limited part-
   nerships have not included in
   their  capital accounts as of
   December   31,  1997  due  to
   different year ends (see note
   A).                                          -                 -
-

   The  partnership has recorded
   low income housing tax credit
   adjusters   not  recorded  by
   operating    limited    part-
   nerships (see note A).                   9,747                 -
25,574

   Equity    in    losses   from
   operating    limited    part-
   nerships   not   recognizable
   under  the  equity  method of
   accounting (see note A).            (4,938,252)         (622,744)
(214,310)

   Other                                  141,690            (2,208)
35,009
                                  ----------------  ---------------- -----------
-----
   Equity per operating limited
   partnerships' combined
   financial statements          $      3,313,230  $        521,885 $
4,700,303
                                  ================  ================
================


       Boston Capital Tax Credit Fund Limited Partnership
                   Series 1 through Series 6

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1999, 1998 and 1997

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
         (Continued)

   The combined summarized balance sheets of the operating limited partnerships at December 31, 1998 are as follows:

              COMBINED SUMMARIZED BALANCE SHEETS

                                          Total            Series 1
Series 2
Series 3
----------------------------        ----------------   ----------------   ------
----------
               ASSETS

   Buildings and
       improvements,
       net of accumulated
       depreciation    $    194,949,386   $     21,098,092   $     20,521,506
$     49,132,905
   Land                      14,208,150          1,586,098          1,123,628
3,788,603
   Other assets              16,515,778          3,172,213          1,300,765
3,887,260
                       ----------------   ----------------   ----------------
----------------
                       $    225,673,314   $     25,856,403   $     22,945,899
$     56,808,768
                       ================   ================   ================
================


   LIABILITIES AND PARTNERS'
       CAPITAL

   Mortgages and
       construction
       loans payable   $    219,637,005   $     44,898,225   $     18,744,558
$     55,084,402

   Accounts payable
       and accrued
       expenses              32,774,050         10,704,448          1,694,183
5,957,055
   Other liabilities         21,633,190          2,087,318          2,920,834
4,535,027
                       ----------------   ----------------   ----------------
----------------
                            274,044,245         57,689,991         23,359,575
65,576,484
                       ----------------   ----------------   ----------------
----------------

   PARTNERS' CAPITAL

       Boston Capital Tax
          Credit Fund
          Limited
          Partnership       (30,744,689)       (21,372,204)          (614,116)
(7,671,658)
       Other partners       (17,626,242)       (10,461,384)           200,440
(1,096,058)
                       ----------------   ----------------   ----------------
----------------
                            (48,370,931)       (31,833,588)          (413,676)
(8,767,716)
                       ----------------   ----------------   ----------------
----------------
                       $    225,673,314   $     25,856,403   $     22,945,899
$     56,808,768
                       ================   ================   ================
================


       Boston Capital Tax Credit Fund Limited Partnership
                   Series 1 through Series 6

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1999, 1998 and 1997

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
         (Continued)

   The combined summarized balance sheets of the operating limited partnerships at December 31, 1998 are as follows:

         COMBINED SUMMARIZED BALANCE SHEETS - CONTINUED

                                        Series 4           Series 5
Series 6
                                    ----------------   ----------------   ------
----------
               ASSETS

   Buildings and improvements,
       net of accumulated
       depreciation                $     52,822,981   $     16,207,375   $
35,166,527
   Land                                   4,061,697            880,396
2,767,728
   Other assets                           4,088,211            425,409
3,641,920
                                    ----------------   ----------------   ------
----------
                                   $     60,972,889   $     17,513,180   $
41,576,175
                                    ================   ================
================

   LIABILITIES AND PARTNERS'
   CAPITAL

   Mortgages and construction
       loans payable               $     54,677,453   $     13,923,268   $
32,309,099

   Accounts payable and accrued
       expenses                          10,212,715          1,665,594
2,540,055
   Other liabilities                      6,978,264          2,181,273
2,930,474
                                    ----------------   ----------------   ------
----------
                                         71,868,432         17,770,135
37,779,628
                                    ----------------   ----------------   ------
----------
   PARTNERS' CAPITAL

       Boston Capital Tax Credit
          Fund Limited
          Partnership                    (5,618,347)           198,671
4,332,965
       Other partners                    (5,277,196)          (455,626)
(536,418)
                                    ----------------   ----------------   ------
----------
                                        (10,895,543)          (256,955)
3,796,547
                                    ----------------   ----------------   ------
----------
                                   $     60,972,889   $     17,513,180   $
41,576,175
                                    ================   ================
================


       Boston Capital Tax Credit Fund Limited Partnership
                   Series 1 through Series 6

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1999, 1998 and 1997

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
         (Continued)

   The combined summarized balance sheets of the operating limited partnerships at December 31, 1997 are as follows:

               COMBINED SUMMARIZED BALANCE SHEETS

                              Total            Series 1           Series 2
Series 3
                       ----------------   ----------------   ----------------
----------------
               ASSETS

   Buildings and
       improvements,
       net of accumulated
       depreciation    $    236,333,064   $     38,839,385   $     21,082,376
$     55,313,989
   Land                      14,204,791          1,572,689          1,123,628
3,798,653
   Other assets              16,727,992          2,700,397          1,342,898
3,809,722
                       ----------------   ----------------   ----------------
----------------
                       $    267,265,847   $     43,112,471   $     23,548,902
$     62,922,364
                       ================   ================   ================
================

   LIABILITIES AND PARTNERS'
       CAPITAL

   Mortgages and
       construction
       loans payable   $    219,893,323   $     44,299,799   $     18,782,034
$     54,769,734

   Accounts payable
       and accrued
       expenses              27,900,319          9,306,340          1,196,353
5,308,211
   Other liabilities         22,392,732          2,852,688          2,739,911
4,414,530
                       ----------------   ----------------   ----------------
----------------
                            270,186,374         56,458,827         22,718,298
64,492,475
                       ----------------   ----------------   ----------------
----------------
   PARTNERS' CAPITAL

       Boston Capital Tax Credit
          Fund Limited
          Partnership        (2,629,000)        (9,291,360)            21,432
(1,894,490)
       Other partners          (291,527)        (4,054,996)           809,172
324,379
                       ----------------   ----------------   ----------------
----------------
                             (2,920,527)       (13,346,356)           830,604
(1,570,111)
                       ----------------   ----------------   ----------------
----------------
                       $    267,265,847   $     43,112,471   $     23,548,902
$     62,922,364
                       ================   ================   ================
================


       Boston Capital Tax Credit Fund Limited Partnership
                   Series 1 through Series 6

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1999, 1998 and 1997

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
         (Continued)

   The combined summarized balance sheets of the operating limited partnerships at December 31, 1997 are as follows:

         COMBINED SUMMARIZED BALANCE SHEETS - CONTINUED

                                        Series 4           Series 5
Series 6
                                    ----------------   ----------------   ------
----------
               ASSETS

   Buildings and improvements,
       net of accumulated
       depreciation                $     67,663,857   $     16,694,022   $
36,739,435
   Land                                   4,061,697            880,396
2,767,728
   Other assets                           4,697,484            478,424
3,699,067
                                    ----------------   ----------------   ------
----------
                                   $     76,423,038   $     18,052,842   $
43,206,230
                                    ================   ================
================

   LIABILITIES AND PARTNERS'
   CAPITAL

   Mortgages and construction
       loans payable               $     55,028,671   $     14,018,854   $
32,994,231

   Accounts payable and accrued
       expenses                           8,683,770          1,213,337
2,192,308
   Other liabilities                      7,192,075          1,947,298
3,246,230
                                    ----------------   ----------------   ------
----------
                                         70,904,516         17,179,489
38,432,769
                                    ----------------   ----------------   ------
----------
   PARTNERS' CAPITAL

       Boston Capital Tax Credit
          Fund Limited
          Partnership                     3,313,230            521,885
4,700,303
       Other partners                     2,205,292            351,468
73,158
                                    ----------------   ----------------   ------
----------
                                          5,518,522            873,353
4,773,461
                                    ----------------   ----------------   ------
----------
                                   $     76,423,038   $     18,052,842   $
43,206,230
                                    ================   ================
================


       Boston Capital Tax Credit Fund Limited Partnership
                   Series 1 through Series 6

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1999, 1998 and 1997

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
         (Continued)

   The combined summarized statements of operations of the operating limited partnerships for the year ended December
   31, 1998 are as follows:

          COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

                              Total            Series 1           Series 2
Series 3
                       ----------------   ----------------   ----------------
----------------
   Revenue
       Rental          $     32,611,065   $      5,476,338   $      1,813,038
$      7,793,254
       Interest and
         other                1,955,128            204,070            379,897
437,542

       Gain on
        extinguishment
        of debt                       -                  -                  -
-
                       ----------------   ----------------   ----------------
----------------
                             34,566,193          5,680,408          2,192,935
8,230,796
                       ----------------   ----------------   ----------------
----------------
   Expenses
       Interest              13,745,034          1,460,249          1,319,051
3,484,379

       Depreciation and
          amortization       11,048,613          2,033,421            585,658
2,778,169

       Taxes and insurance    3,941,585            793,154            186,362
903,295

       Repairs and
         maintenance          6,396,684          1,214,687            468,981
1,530,945

       Operating expenses    11,414,287          2,441,030            708,748
2,728,318

       Other expenses         1,430,679            260,448            168,415
217,327

       Impairment loss       32,826,270         16,100,127                  -
4,330,000
                       ----------------   ----------------   ----------------
----------------
                             80,803,152         24,303,116          3,437,215
15,972,433
                       ----------------   ----------------   ----------------
----------------
             NET LOSS  $    (46,236,959)  $    (18,622,708)  $     (1,244,280)
$     (7,741,637)
                       ================   ================   ================
================

   Net loss allocated to
       Boston Capital
       Tax Credit Fund
       Limited
       Partnership*    $    (28,696,904)  $    (12,160,235)  $       (635,601)
$     (6,114,066)
                       ================   ================   ================
================

   Net loss allocated
       to other
       partners        $    (17,540,055)  $     (6,462,473)  $       (608,679)
$     (1,627,571)
                       ================   ================   ================
================

   *  A m o unts  include  $12,144,194,  $354,621,  $3,947,489,
      $7,482,391,  $199,040  and  $312,750 for Series 1, Series
      2 ,    Series  3,  Series  4,  Series  5  and  Series  6,
      respectively, of loss not recognized under the equity method of accounting as described in note A.

       Boston Capital Tax Credit Fund Limited Partnership
                   Series 1 through Series 6

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1999, 1998 and 1997

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
         (Continued)

   The combined summarized statements of operations of the operating limited partnerships for the year ended December
   31, 1998 are as follows:

    COMBINED SUMMARIZED STATEMENTS OF OPERATIONS - CONTINUED

                                        Series 4           Series 5
Series 6
                                    ----------------   ----------------   ------
----------
   Revenues
       Rental                      $      9,165,944   $      1,393,031   $
6,969,460
       Interest and other                   342,479            251,970
339,170
       Gain on extinguishment of
       debt                                       -                  -
-
                                    ----------------   ----------------   ------
----------
                                          9,508,423          1,645,001
7,308,630
                                    ----------------   ----------------   ------
----------
   Expenses
       Interest                           3,786,804          1,131,728
2,562,823
       Depreciation and
       amortization                       3,360,783            456,647
1,833,935
       Taxes and insurance                1,173,513            107,767
777,494
       Repairs and maintenance            1,607,399            420,319
1,154,353
       Operating expenses                 3,158,052            547,024
1,831,115
       Other expenses                       462,877            111,824
209,788
       Impairment loss                   12,396,143                  -
-
                                    ----------------   ----------------   ------
----------
                                         25,945,571          2,775,309
8,369,508
                                    ----------------   ----------------   ------
----------
             NET LOSS              $    (16,437,148)  $     (1,130,308)  $
(1,060,878)
                                    ================   ================
================

   Net loss allocated to Boston
       Capital Tax Credit Fund
       Limited Partnership*        $     (8,931,681)  $       (323,215)  $
(532,106)
                                    ================   ================
================
   Net loss allocated to other
   partners                        $     (7,505,467)  $       (807,093)  $
(528,772)
                                    ================   ================
================

   *  A m o unts  include  $12,144,194,  $354,621,  $3,947,489,
      $7,482,391,  $199,040  and  $312,750 for Series 1, Series
      2 ,    Series  3,  Series  4,  Series  5  and  Series  6,
      respectively, of loss not recognized under the equity method of accounting as described in note A.

       Boston Capital Tax Credit Fund Limited Partnership
                   Series 1 through Series 6

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1999, 1998 and 1997

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
         (Continued)

   The combined summarized statements of operations of the operating limited partnerships for the year ended December
   31, 1997 are as follows:

          COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

                              Total            Series 1           Series 2
Series 3
                        ----------------   ----------------   ----------------
---------------
   Revenue
       Rental           $     32,090,480   $      5,326,223   $      1,762,463
$     7,613,646
       Interest and
        other                  1,394,722            165,121            149,460
326,048

       Gain on
        extinguishment
        of debt                        -                  -                  -
-
                        ----------------   ----------------   ----------------
---------------
                              33,485,202          5,491,344          1,911,923
7,939,694
                        ----------------   ----------------   ----------------
---------------
   Expenses
       Interest               13,010,664          1,416,716            986,462
3,289,198

       Depreciation and
          amortization        11,437,836          2,042,138            594,542
2,877,600

       Taxes and insurance     4,130,868            881,234            213,975
947,948

       Repairs and
        maintenance            6,015,894          1,246,489            466,003
1,450,704

       Operating expenses     11,142,349          2,475,091            684,771
2,490,852

       Other expenses          1,393,217            166,666            138,048
294,194

       Impairment loss         4,392,825                  -                  -
4,392,825
                        ----------------   ----------------   ----------------
---------------
                              51,523,653          8,228,334          3,083,801
15,743,321
                        ----------------   ----------------   ----------------
---------------
             NET LOSS   $    (18,038,451)  $     (2,736,990)  $     (1,171,878)
$    (7,803,627)
                        ================   ================   ================
===============

   Net loss allocated
       to Boston
       Capital Tax
       Credit Fund
       Limited
       Partnership*     $    (12,552,405)  $     (2,076,295)  $       (614,408)
$    (6,638,393)
                        ================   ================   ================
===============

   Net loss allocated
       to other
       partners         $     (5,486,046)  $       (660,695)  $       (557,470)
$    (1,165,234)
                        ================   ================   ================
===============

   *  Amounts   include   $1,997,556,   $351,123,   $4,018,638,
      $1,267,427,  $195,420 and $45,694 for Series 1, Series 2,
      Series   3,   Series  4,   Series  5,   and   Series  6,
      respectively, of loss not recognized under the equity method of accounting as described in note A.

       Boston Capital Tax Credit Fund Limited Partnership
                   Series 1 through Series 6

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1999, 1998 and 1997

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
         (Continued)

   The combined summarized statements of operations of the operating limited partnerships for the year ended December
   31, 1997 are as follows:

    COMBINED SUMMARIZED STATEMENTS OF OPERATIONS - CONTINUED

                                        Series 4           Series 5
Series 6
                                    ----------------   ----------------   ------
----------
   Revenue
       Rental                      $      9,217,674   $      1,333,607   $
6,836,867
       Interest and other                   300,810             74,014
379,269
       Gain on extinguishment of
       debt                                       -                  -
-
                                    ----------------   ----------------   ------
----------
                                          9,518,484          1,407,621
7,216,136
                                    ----------------   ----------------   ------
----------
   Expenses
       Interest                           3,825,987            908,733
2,583,568
       Depreciation and
       amortization                       3,497,204            457,497
1,968,855
       Taxes and insurance                1,144,373            136,130
807,208
       Repairs and maintenance            1,467,787            379,476
1,005,435
       Operating expenses                 3,064,329            575,111
1,852,195
       Other expenses                       545,511             48,364
200,434
       Impairment loss                            -                  -
-
                                    ----------------   ----------------   ------
----------
                                         13,545,191          2,505,311
8,417,695
                                    ----------------   ----------------   ------
----------
             NET LOSS              $     (4,026,707)  $     (1,097,690)  $
(1,201,559)
                                    ================   ================
================

   Net loss allocated to Boston
       Capital Tax Credit Fund
       Limited Partnership*        $     (2,316,339)  $       (330,438)  $
(576,532)
                                    ================   ================
================
   Net loss allocated to other
   partners                        $     (1,710,368)  $       (767,252)  $
(625,027)
                                    ================   ================
================

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

                 March 31, 1999, 1998 and 1997

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
         (Continued)

   The combined summarized statements of operations of the operating limited partnerships for the year ended December
   31, 1996 are as follows:

    COMBINED SUMMARIZED STATEMENTS OF OPERATIONS - CONTINUED

                                Total            Series 1           Series 2
Series 3
                        ----------------   ----------------   ----------------
----------------
   Revenue
       Rental           $     31,275,610   $      5,275,820   $      1,745,062
$      6,972,510
       Interest and
         other                1,396,112            154,876            101,243
268,427

       Gain on
          extinguishment
          of debt            19,502,788                  -                  -
1,980,910
                       ----------------   ----------------   ----------------
----------------
                             52,174,510          5,430,696          1,846,305
9,221,847
                       ----------------   ----------------   ----------------
----------------
   Expenses
       Interest              13,097,177          1,415,840          1,006,475
2,842,588

       Depreciation and
          amortization       12,569,585          2,037,600            602,619
2,936,807

       Taxes and insurance    4,210,846            861,479            292,086
907,420

       Repairs and
        maintenance           5,769,844          1,164,155            429,013
1,394,625

       Operating expenses    11,192,025          2,610,129            673,831
2,419,536

       Other expenses         1,142,044            117,303            137,158
246,770

       Impairment loss       16,849,150                  -                  -
-
                       ----------------   ----------------   ----------------
----------------
                             64,830,671          8,206,506          3,141,182
10,747,746
                       ----------------   ----------------   ----------------
----------------
             NET LOSS  $    (12,656,161)  $     (2,775,810)  $     (1,294,877)
$     (1,525,899)
                       ================   ================   ================
================

   Net loss allocated
       to Boston
       Capital Tax
       Credit Fund
       Limited
       Partnership*   $     (5,741,921)  $     (2,070,557)  $       (671,827)  $
(1,028,871)
                      ================   ================   ================
================

   Net loss allocated
       to other
       partners       $     (6,914,240)  $       (705,253)  $       (623,050)  $
(497,028)
                      ================   ================   ================
================

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

                 March 31, 1999, 1998 and 1997

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
         (Continued)

   The combined summarized statements of operations of the operating limited partnerships for the year ended December
   31, 1996 are as follows:

    COMBINED SUMMARIZED STATEMENTS OF OPERATIONS - CONTINUED

                                        Series 4           Series 5
Series 6
                                    ----------------   ----------------   ------
----------
   Revenues
       Rental                      $      8,985,682   $      1,416,152   $
6,880,384
       Interest and other                   424,899            144,752
301,915
       Gain on extinguishment of
       debt                              10,435,603                  -
7,086,275
                                    ----------------   ----------------   ------
----------
                                         19,846,184          1,560,904
14,268,574
                                    ----------------   ----------------   ------
----------
   Expenses
       Interest                           3,926,316          1,113,307
2,792,651
       Depreciation and
       amortization                       4,048,017            457,636
2,486,906
       Taxes and insurance                1,161,046            211,844
776,971
       Repairs and maintenance            1,467,094            341,239
973,718
       Operating expenses                 3,212,693            541,437
1,734,399
       Other expenses                       422,554             38,937
179,322
       Impairment loss                    8,424,575                  -
8,424,575
                                    ----------------   ----------------   ------
----------
                                         22,662,295          2,704,400
17,368,542
                                    ----------------   ----------------   ------
----------
             NET LOSS              $     (2,816,111)  $     (1,143,496)  $
(3,099,968)
                                    ================   ================
================

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

                 March 31, 1999, 1998 and 1997


NOTE  D  -  RECONCILIATION  OF  FINANCIAL STATEMENT NET LOSS TO
             INCOME TAX RETURN

   The partnership's net loss for financial reporting and income tax return purposes for the year ended March 31, 1999 is reconciled as follows:

                               Total            Series 1          Series 2
Series 3
                          ---------------   ---------------   ---------------
---------------
   Net loss for financial
       reporting purposes $    (9,340,588)  $      (215,885)   $   (1,244,534)
$    (3,864,696)

   Add:   Related party
           expenses                61,977               444            18,442
5,243
          Other                   430,478                 -            25,174
222,141

          Excess of book
             depreciation over
             tax depreciation on
             operating limited
             partnerships          65,077            40,031                 -
10,663

   Less:
          Excess of tax
             depreciation over
             book depreciation
             on operating
             limited partnership
             assets              (289,982)                -          (139,232)
-

          Operating limited
             partnership loss
             not allowed for
             financial reporting
             under equity
             method of
             accounting       (24,440,485)      (12,144,194)         (354,621)
(3,947,489)
          Other                   (56,251)          (42,698)          (13,553)
-
          Related party expenses  (89,665)                -           (36,004)
-

   Impairment loss not
       recognized for tax
       purposes                20,285,825        10,352,825                 -
3,539,775

   Impairment loss in investment
       in operating limited
       partnerships             4,017,052                 -           876,844
1,402,374

   Difference due to fiscal
       year for book purposes
       and calendar year for
       tax purposes                14,180               495               325
12,778

   Partnership management
       fees not deductible
       for tax purposes
       until paid                954,708           180,864            69,240
269,988
                          ---------------   ---------------   ---------------
---------------
   Loss for income tax
       return purposes,
       year ended
       December 31,
       1998               $    (8,387,674)  $    (1,828,118)   $     (797,919)
$    (2,349,223)
                          ===============   ===============   ===============
===============


       Boston Capital Tax Credit Fund Limited Partnership
                   Series 1 through Series 6

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1999, 1998 and 1997


NOTE  D  -  RECONCILIATION  OF  FINANCIAL STATEMENT NET LOSS TO
             INCOME TAX RETURN (Continued)

   The partnership's net loss for financial reporting and income tax return purposes for the year ended March 31, 1999 is reconciled as follows:

                                        Series 4           Series 5
Series 6
                                    ----------------   ----------------   ------
----------

   Net loss for financial
       reporting purposes          $     (2,387,137)  $       (626,591)  $
(1,001,745)

   Add:   Related party expenses             18,071             16,783
2,994
          Other                             183,163                  -
-

          Excess of book
             depreciation over
             tax depreciation on
             operating limited
             partnerships                    14,383                  -
-

   Less:  Excess of tax
          depreciation over
             book depreciation on
             operating limited
             partnership assets                   -            (43,246)
(107,504)

          Operating limited
             partnership loss
             not allowed for
             financial reporting
             under equity method
             of accounting               (7,482,391)          (199,040)
(312,750)
          Other                                   -                  -
-
          Related party expenses             (2,304)            (6,384)
(44,973)


   Impairment loss not
       recognized for tax
       purposes                           6,393,225                  -
-


   Impairment loss in investment
       in operating limited
       partnerships                         654,684            450,835
632,315


   Difference due to fiscal year
       for book purposes and
       calendar year for tax
       purposes                               2,245               (271)
(1,392)


   Partnership management fees
       not deductible for tax
       purposes until paid                  250,884             39,456
144,276
                                    ---------------    ---------------    ------
---------

   Loss for income tax return
       purposes, year ended
       December 31, 1998           $     (2,355,177)  $       (368,458)  $
(688,779)

       Boston Capital Tax Credit Fund Limited Partnership
                   Series 1 through Series 6

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1999, 1998 and 1997


NOTE  D  -  RECONCILIATION  OF  FINANCIAL STATEMENT NET LOSS TO
             INCOME TAX RETURN (Continued)

   The partnership's net loss for financial reporting and income tax return purposes for the year ended March 31, 1998 is reconciled as follows:

                                Total            Series 1          Series 2
Series 3
                           ---------------   ---------------   ---------------
--------------
   Net loss for financial
       reporting purposes  $    (5,755,977)  $      (279,391)   $     (351,747)
$   (2,905,717)

   Add:   Related party
           expenses                 23,843                 -            19,489
-
          Other                  4,127,660                 -                 -
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
-

   Difference due to fiscal year
       for business purposes and
       calendar year for tax
       purposes                     13,971             8,043                92
(840)

   Partnership management fees
       not deductible for tax
       purposes until paid         954,708           180,864            69,240
269,988
                           ---------------   ---------------   ---------------
--------------

   Loss for income tax
       return purposes,
       year ended
       December 31,
       1997                $    (9,297,630)  $    (2,112,329)   $   (1,064,137)
$   (2,517,183)
                           ===============   ===============   ===============
==============


       Boston Capital Tax Credit Fund Limited Partnership
                   Series 1 through Series 6

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1999, 1998 and 1997


NOTE  D  -  RECONCILIATION  OF  FINANCIAL STATEMENT NET LOSS TO
             INCOME TAX RETURN (Continued)

   The partnership's net loss for financial reporting and income tax return purposes for the year ended March 31, 1998 is reconciled as follows:

                                        Series 4           Series 5
Series 6
                                    ---------------    ---------------    ------
---------

   Net loss for financial
       reporting purposes          $     (1,336,886)  $       (189,612)  $
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
-


   Difference due to fiscal year
       for book purposes and
       calendar year for tax
       purposes                               6,566                226
(116)


   Partnership management fees
       not deductible for tax
       purposes until paid                  250,884             39,456
144,276
                                    ---------------    ---------------    ------
---------

   Loss for income tax purposes,
       year ended December 31,
       1997                        $     (2,400,275)  $       (464,247)  $
(739,459)
                                    ===============    ===============
===============


       Boston Capital Tax Credit Fund Limited Partnership
                   Series 1 through Series 6

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1999, 1998 and 1997


NOTE  D  -  RECONCILIATION  OF  FINANCIAL STATEMENT NET LOSS TO
             INCOME TAX RETURN (Continued)

   The partnership's net loss for financial reporting and income tax return purposes for the year ended March 31, 1997 is reconciled as follows:

                               Total            Series 1          Series 2
Series 3
                           ---------------   ---------------   ---------------
---------------
   Net loss for financial
       reporting purposes  $    (2,525,171)  $      (460,132)   $     (378,988)
$     (315,542)

   Add:   Related party
           expenses                333,310               195           266,496
24,916
          Other                    855,708             6,135            11,469
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
-


   Difference due to fiscal year
       for book purposes and
       calendar year for tax
       purposes                     85,147             1,185               (20)
79,918


   Partnership management fees
       not deductible for tax
       purposes until paid         954,708           180,864            69,240
269,988
                           ---------------   ---------------   ---------------
--------------

   Loss for income tax return
       purposes, year ended
       December 31, 1996   $   (5,677,704)  $    (2,102,153)   $     (569,676)
$    (1,019,668)
                           ===============   ===============   ===============
===============


       Boston Capital Tax Credit Fund Limited Partnership
                   Series 1 through Series 6

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1999, 1998 and 1997


NOTE  D  -  RECONCILIATION  OF  FINANCIAL STATEMENT NET LOSS TO
             INCOME TAX RETURN (Continued)

   The partnership's net loss for financial reporting and income tax return purposes for the year ended March 31, 1997 is reconciled as follows:

                                        Series 4           Series 5
Series 6
                                    ---------------    ---------------    ------
---------
   Net loss for financial
       reporting purposes          $       (401,344)  $       (164,276)  $
(804,889)

   Add:   Related party expenses             24,168             17,535
-
          Other                             531,575            151,058
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
(49,016)


   Difference due to fiscal year
       for book purposes and
       calendar year for tax
       purposes                              (2,996)               (38)
7,098


   Partnership management fees
       not deductible for tax
       purposes until paid                  250,884             39,456
144,276
                                    ---------------    ---------------    ------
---------

   Loss for income tax return
       purposes, year ended
       December 31, 1996           $       (710,582)  $       (213,877)  $
(1,061,748)
                                    ===============    ===============
===============


       Boston Capital Tax Credit Fund Limited Partnership
                   Series 1 through Series 6

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1999, 1998 and 1997


NOTE  D  -  RECONCILIATION  OF  FINANCIAL STATEMENT NET LOSS TO
             INCOME TAX RETURN (Continued)

   The difference between the investments in operating limited partnerships for tax purposes and financial statements purposes are primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 1999, the differences are as follows:

                               Total            Series 1          Series 2
Series 3
                          ---------------   ---------------   ---------------
---------------
   Investment in operating
       limited partnerships
       - tax return
       December 31, 1998  $    (7,728,998)  $   (10,103,496)   $      407,232
$    (1,810,024)

   Add back losses not
       recognized under
       the equity method       48,628,797        21,585,032         1,775,191
11,499,087

   Historic tax credits         5,438,567                 -                 -
1,754,704

   Less share of loss - three
       months ended March 31,
       1999                    (1,466,033)         (667,397)                -
(798,636)

   Impairment loss not
       recognized for tax
       purposes               (20,285,825)      (10,352,825)                -
(3,539,775)

   Impairment loss in investment
       in operating limited
       partnerships            (4,017,052)                -          (876,844)
(1,402,374)

   Other                       (7,604,936)         (438,345)         (574,254)
(4,413,672)
                          ---------------   ---------------   ---------------
---------------

   Investment in operating
       limited partnerships
       - as reported      $    12,964,520   $        22,969    $      731,325
$     1,289,310
                          ===============   ===============   ===============
===============


       Boston Capital Tax Credit Fund Limited Partnership
                   Series 1 through Series 6

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1999, 1998 and 1997



NOTE  D  -  RECONCILIATION  OF  FINANCIAL STATEMENT NET LOSS TO
             INCOME TAX RETURN (Continued)

   The difference between the investments in operating limited partnerships for tax purposes and financial statements purposes are primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 1999, the differences are as follows:

                                        Series 4           Series 5
Series 6
                                    ---------------    ---------------    ------
---------
   Investment in operating
       limited partnerships - tax
       return December 31, 1998    $         65,113   $      1,065,627   $
2,646,550

   Add back losses not
       recognized under the
       equity method                     12,420,643            821,784
527,060

   Historic tax credits                   3,125,698                  -
558,165

   Less share of loss - three
       months ended March 31,
       1999                                       -                  -
-

   Impairment loss not
       recognized for tax
       purposes                          (6,393,225)                 -
-

   Impairment loss in investment
       in operating limited
       partnerships                        (654,684)          (450,835)
(632,315)

   Other                                 (1,915,016)          (838,433)
574,784
                                    ---------------    ---------------    ------
---------
   Investment in operating
       limited partnerships - as
       reported                    $      6,648,529   $        598,143   $
3,674,244
                                    ===============    ===============
===============


       Boston Capital Tax Credit Fund Limited Partnership
                   Series 1 through Series 6

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1999, 1998 and 1997


NOTE  D  -  RECONCILIATION  OF  FINANCIAL STATEMENT NET LOSS TO
             INCOME TAX RETURN (Continued)

   The difference between the investments in operating limited partnerships for tax purposes and financial statements purposes are primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 1998, the differences are as follows:

                              Total            Series 1          Series 2
Series 3
                          ---------------   ---------------   ---------------
--------------

   Investment in operating
       limited partnerships
       - tax return
       December 31, 1997  $       570,562   $    (8,293,861)   $    1,188,005
$      526,283

   Add back losses not
       recognized under the
       equity method           24,188,312         9,440,838         1,420,570
7,551,598

   Historic tax credits         5,438,567                 -                 -
1,754,704

   Less share of loss - three
       months ended March 31,
       1998                   (1,466,033)         (667,397)                -
(798,636)

   Other                      (7,483,578)         (440,570)         (719,426)
(4,175,636)
                         ---------------   ---------------   ---------------
---------------

   Investment in operating
       limited partnerships
       - as reported     $    21,247,830   $        39,010    $    1,889,149
$     4,858,313
                         ===============   ===============   ===============
===============


       Boston Capital Tax Credit Fund Limited Partnership
                   Series 1 through Series 6

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1999, 1998 and 1997


NOTE  D  -  RECONCILIATION  OF  FINANCIAL STATEMENT NET LOSS TO
             INCOME TAX RETURN (Continued)

   The difference between the investments in operating limited partnerships for tax purposes and financial statements purposes are primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 1998, the differences are as follows:

                                        Series 4           Series 5
Series 6
                                    ---------------    ---------------    ------
---------
   Investment in operating
       limited partnerships - tax
       return December 31, 1997    $      2,390,255   $      1,421,955   $
3,337,925

   Add back losses not
       recognized under the
       equity method                      4,938,252            622,744
214,310

   Historic tax credits                   3,125,698                  -
558,165

   Less share of loss - three
       months ended March 31,
       1998                                       -                  -
-

   Other                                 (1,701,702)          (871,546)
425,302
                                    ---------------    ---------------    ------
---------

   Investment in operating
       limited partnerships - as
       reported                    $      8,752,503   $      1,173,153   $
4,535,702
                                    ===============    ===============
===============


       Boston Capital Tax Credit Fund Limited Partnership
                   Series 1 through Series 6

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1999, 1998 and 1997

NOTE E - CASH EQUIVALENTS

   Cash equivalents of $160,135 and $176,885 as of March 31, 1999 and 1998, respectively, include a repurchase agreement and a money market account with interest rates ranging from 2.70% to 2.84% per annum.



                               Boston Capital Tax Credit Fund Limited
Partnership - Series 1
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1999

                                              Subsequent
                               Initial       capitalized   Gross amount at which
                            cost to company     costs**   carried at close of
period
                            ---------------  -----------
--------------------------
                                   Buildings                     Buildings
Accum.   Con-    Acq-   Depre-
                 Encum-             and im-     Improve-          and im-
Depre-   struct  uired  ciation
Description     brances    Land    provements    ments    Land   provements
Total     ciation  Date    Date   Life
--------------------------------------------------------------------------------
-----------------------------------------
Apple
Hill, LP       1,482,030  56,000   1,857,492    11,160   56,000   1,868,652
1,924,652    730,088   1/88   2/89   7-27.5

Bolivar
Manor LP         877,783 111,316     999,415    32,817  111,316   1,032,232
1,143,548    442,890  11/88   1/89     27.5

Briarwood
Vero Bch.      1,475,019  96,546   1,866,664     4,059   96,546   1,870,723
1,967,269    499,889   8/89   1/89       40

Coldwater
Ltd.
Dividend Hsg.    934,901  35,750   1,203,836     5,614*  35,750   1,209,450
1,245,200    492,617   7/89  12/88   5-27.5

Conneaut, Ltd. 1,169,903  50,000   1,439,961    24,591   50,000   1,464,552
1,514,552    658,834   4/88   1/89     27.5

Country
Vlg. Assoc.    3,168,364 179,385   3,843,452    12,337  192,794   3,855,789
4,048,583  1,380,560   4/89   1/89   5-27.5

Elk Rapids II
Apts. Co.        737,428  37,000     929,264    11,690   37,000     940,954
977,954    397,502   2/89  12/88   5-27.5

Genesee
Commons
Assoc. LP     10,009,215 250,000  11,622,137(6,444,901)  250,000  5,177,236
5,427,236  4,243,688  12/88  11/88   5-27.5

                                                        -F -61-


                               Boston Capital Tax Credit Fund Limited
Partnership - Series 1
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1999

                                              Subsequent
                               Initial       capitalized   Gross amount at which
                            cost to company     costs**   carried at close of
period
                            ---------------  -----------
--------------------------
                                   Buildings                     Buildings
Accum.   Con-    Acq-   Depre-
                 Encum-             and im-     Improve-          and im-
Depre-   struct  uired  ciation
Description     brances    Land    provements    ments    Land   provements
Total     ciation  Date    Date   Life
--------------------------------------------------------------------------------
-----------------------------------------
Geneva, Ltd.   1,185,171  60,300    1,450,936    41,009   60,300   1,491,945
1,552,245    669,776   8/88   1/89   7-27.5

Green Acres
of Yulee       1,476,754  90,650    1,908,145  (353,722)  90,650   1,554,423
1,645,073    584,620   8/89   1/89   5-27.5

Inglewood
Meadows        1,483,633 123,200    1,886,119    12,086  123,200   1,898,205
2,021,405    728,416  11/88  12/88     27.5

Kingston
Property
Assoc.         5,184,279  50,000    6,024,746   890,207   50,000   6,914,953
6,964,953  2,502,432   6/89  12/88     27.5

Riverside Pl.
Dividend Hsg.    962,503  65,200    1,202,452    13,781   65,200   1,216,233
1,281,433    506,591   7/89  12/88   5-27.5

Townhomes
Minnehaha Ct.  1,151,718  64,827    1,766,883   (17,121)* 64,827   1,749,762
1,814,589    668,161  11/88  11/88   5-27.5

Unity Park     9,760,376  99,000   11,179,460(6,968,642)  99,000   4,210,818
4,309,818  3,995,033  12/90   4/89   5-27.5

Virginia
Circle LP        682,580  44,936    1,096,944    (1,616)* 44,936   1,095,328
1,140,264    443,626   6/88  11/88   5-27.5

Wewahitchka Ltd. 709,946  28,179      950,637         1   28,179     950,638
978,817    383,138   6/88  12/88   5-27.5



                                                           -F -62-



                               Boston Capital Tax Credit Fund Limited
Partnership - Series 1
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1999

                                              Subsequent
                               Initial       capitalized   Gross amount at which
                            cost to company     costs**   carried at close of
period
                            ---------------  -----------
--------------------------
                                   Buildings                     Buildings
Accum.   Con-    Acq-   Depre-
                 Encum-             and im-     Improve-          and im-
Depre-   struct  uired  ciation
Description     brances    Land    provements    ments    Land   provements
Total     ciation  Date    Date   Life
--------------------------------------------------------------------------------
-----------------------------------------
Wood Creek
Manor Ltd.
Dividend        962,989   10,000  1,274,577      19,611    10,000  1,294,188
1,304,188    530,074   7/89  12/88   5-27.5
Woodland
Terrace       1,483,633  120,400   1,885,256     12,791   120,400  1,898,047
2,018,447    738,101  11/88  12/88   5-27.5                 ---------- ---------
----------  --------- --------- ----------  ---------- ----------
             44,898,225 1,572,689 54,388,376(12,694,248)1,586,098 41,694,128
43,280,226 20,596,036
             ========== ========= ========== ========== ========= ==========
========== ==========







Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31, 1998.

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

Reconciliation of Land, Building & Improvements current year changes - continued

Balance at close of period - 3/31/95 ............................$ 56,627,677

  Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................           0
    Improvements, etc................................     561,834
    Other............................................           0
                                                      -----------
                                                                 $    561,834
  Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................    (404,688)
                                                      -----------
                                                                 $    (404,688)
                                                                  -----------
Balance at close of period - 03/31/96............................$ 56,784,823
                                                                  ===========
Acquisitions through foreclosure.................$              0
    Other acquisitions...............................           0
    Improvements, etc................................      96,701
    Other............................................           0
                                                      -----------
                                                                 $      96,701
  Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................           0
                                                      -----------
                                                                 $           0
                                                                  -----------
Balance at close of period - 03/31/97............................$ 56,881,524
                                                                  ===========
Acquisitions through foreclosure.................$              0
    Other acquisitions...............................           0
    Improvements, etc................................   2,124,065
    Other............................................           0
                                                      -----------
                                                                 $   2,124,065
  Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................           0
                                                      -----------
                                                                 $           0
                                                                  -----------
Balance at close of period - 03/31/98............................$ 59,005,589
                                                                  ===========






                                          -F- 65-
Notes to Schedule III
Boston Capital Tax Credit Fund Limited Partnership - Series 1

Reconciliation of Land, Building & Improvements current year changes - continued

Acquisitions through foreclosure.................    $          0
    Other acquisitions...............................           0
    Improvements, etc................................     140,910
    Other............................................ (15,866,273)
                                                      -----------
                                                                 $(15,866,273)
  Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................           0
                                                      -----------           0
                                                                   ----------
Balance at close of period - 03/31/99............................$ 43,280,226
                                                                   ==========





































                             -F -66-



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

  Current year expense..................................$1,365,846
                                                         ---------

Balance at close of period - 3/31/94..............................$10,559,992

  Current year expense..................................$2,061,874
                                                         ---------

Balance at close of period - 3/31/95..............................$12,621,866

  Current year expense..................................$1,958,217
                                                         ---------

Balance at close of period - 3/31/96..............................$14,580,083

Current year expense..................................  $2,005,451

Balance at close of period - 3/31/97..............................$16,585,534

  Current year expense..................................$2,007,981
                                                         ---------
Balance at close of period - 3/31/98..............................$18,593,515

  Current year expense..................................$2,002,521
                                                         ---------
Balance at close of period - 3/31/99..............................$20,596,036
                                                                   ==========

















                                             -F -67-


                               Boston Capital Tax Credit Fund Limited
Partnership - Series 2
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1999

                                             Subsequent
                              Initial        capitalized      Gross amount at
which
                           cost to company     costs**      carried at close of
period
                           ---------------   -----------
-----------------------------
                                  Buildings                         Buildings
Accum.    Con-    Acq-   Depre-
                Encum-            and im-      Improve-              and im-
Depre-    struct  uired  ciation
Description    brances    Land   provements     ments        Land   provements
Total     ciation   Date    Date   Life
--------------------------------------------------------------------------------
---------------------------------------------
Annadale
Apts.       9,391,845   794,249   3,448,985   8,736,115    226,000  12,185,100
12,411,100 1,892,353    6/90    9/90    5-50

Calexico
Village
Apts.       1,566,878   189,545   2,140,711       4,211    189,545   2,144,922
2,334,467   376,125    4/90    2/90    5-50

Glenhaven
Park III      492,324   225,000     599,444     577,645    225,000   1,177,089
1,402,089   257,601   12/89   11/89      40

Glenhaven
Park IV       395,838   180,000     254,783     619,630    180,000     874,413
1,054,413   183,000    6/90   11/89      40

Herber II
Vlg. Apts.  1,093,880   135,000   1,374,347      (4,711)*  135,000   1,369,636
1,504,636   323,617    4/89    5/89    5-50

Mecca
Apts.       2,596,612    55,580   2,377,218   1,106,178     56,283   3,483,396
3,539,679   681,800    7/90   11/89    5-40

Redwood
Creek Apts. 1,770,886   100,000   2,479,092     (20,442)   100,000   2,458,650
2,558,650   622,042   12/89    7/89    5-50






                                                    -F -68-


                               Boston Capital Tax Credit Fund Limited
Partnership - Series 2
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1998

                                             Subsequent
                              Initial        capitalized      Gross amount at
which
                           cost to company     costs**      carried at close of
period
                           ---------------   -----------
-----------------------------
                                  Buildings                         Buildings
Accum.    Con-    Acq-   Depre-
                Encum-            and im-      Improve-              and im-
Depre-    struct  uired  ciation
Description    brances    Land   provements     ments        Land   provements
Total     ciation   Date    Date   Life
--------------------------------------------------------------------------------
---------------------------------------------
Redondo
Apts. II    1,436,295    11,800   1,145,806     745,448     11,800   1,891,254
1,903,054   726,416    7/90   12/89  5-27.5
           ---------- ---------  ----------  ----------  ---------  ----------
---------- ---------
           18,744,558 1,691,174  13,820,386  11,764,074  1,123,628  25,584,460
26,708,088 5,062,954
           ========== =========  ==========  ==========  =========  ==========
========== =========


Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31, 1997.

*Decrease due to a reallocation of acquisition costs and reduction of development fees.
















                                            -F -69-
Notes to Schedule III
Boston Capital Tax Credit Fund Limited Partnership - Series 2

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period-04/01/92..........................$ 25,884,758

  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................          0
    Improvements, etc.................................   (868,303)
    Other.............................................          0
                                                       ----------
                                                                 $   (868,303)

  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/93............................$ 25,016,455

  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................          0
    Improvements, etc.................................    137,541
    Other.............................................          0
                                                       ----------
                                                                 $    137,541

  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/94............................$ 25,153,996
  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................          0
    Improvements, etc.................................    201,421
    Other.............................................          0
                                                       ----------
                                                                 $    201,421

  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/95............................$ 25,355,417
                                               -F -70-

Notes to Schedule III-Continued
Boston Capital Tax Credit Fund Limited Partnership - Series 2

Reconciliation of Land, Building & Improvements current year changes-Continued

Balance at close of period - 03/31/95............................$ 25,355,417

  Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................           0
    Improvements, etc................................   1,311,862
    Other............................................           0
                                                      -----------
                                                                 $ 1,311,862
  Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................           0
                                                      -----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/96............................$ 26,667,279

Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................           0
    Improvements, etc................................      34,395
    Other............................................           0
                                                      -----------
                                                                 $ 34,395
  Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................           0
                                                      -----------
                                                                 $           0
                                                                  -----------
Balance at close of period - 03/31/97............................$ 26,701,674

Acquisitions through foreclosure.................    $          0
    Other acquisitions...............................           0
    Improvements, etc................................       4,950
    Other............................................           0
                                                      -----------
                                                                 $      4,950
  Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................           0
                                                      -----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/98............................$ 26,706,624

                                        -F -71-
Notes to Schedule III-Continued
Boston Capital Tax Credit Fund Limited Partnership - Series 2

Reconciliation of Land, Building & Improvements current year changes-Continued

Balance at close of period - 03/31/98............................$ 26,706,624

Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................           0
    Improvements, etc................................       1,464
    Other............................................           0
                                                      -----------
                                                                 $      1,464
  Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................           0
                                                      -----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/99............................$ 26,708,088
                                                                   ==========






























                                          -F- 72-

Notes to Schedule III - Continued
Boston Capital Tax Credit Fund Limited Partnership - Series 2

Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period - 04/01/92.........................$ 1,024,113

  Current year expense..................................$  580,739
                                                         ---------

Balance at close of period - 3/31/93..............................$ 1,604,852

  Current year expense................................  $  572,977
                                                         ---------
Balance at close of period - 3/31/94..............................$ 2,177,829

  Current year expense...............................   $  582,155
                                                         ---------

Balance at close of period - 3/31/95..............................$ 2,759,984

  Current year expense...............................   $  571,705
                                                         ---------

Balance at close of period - 3/31/96..............................$ 3,331,689

  Current year expense................................  $  586,836
                                                         ---------
Balance at close of period - 3/31/97..............................$ 3,918,525

  Current year expense................................. $  582,095
                                                         ---------
Balance at close of period - 3/31/98..............................$ 4,500,620

  Current year expense..................................$  562,334
                                                         ---------
Balance at close of period - 3/31/99..............................$ 5,062,954
                                                                   ==========















                                                 -F -73-

                              Boston Capital Tax Credit Fund Limited Partnership
- Series 3
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1999

                                            Subsequent
                             Initial       capitalized     Gross amount at which
                          cost to company    costs**     carried at close of
period
                          ---------------  -----------
-----------------------------
                                Buildings                        Buildings
Accum.   Con-    Acq-    Depre-
                Encum-           and im-     Improve-             and im-
Depre-   struct  uired   ciation
Description    brances   Land   provements    ments       Land   provements
Total    ciation   Date    Date    Life
--------------------------------------------------------------------------------
-------------------------------------------

128 Park       512,597  27,000    919,215     42,831    27,000    962,046
989,046   341,779    7/88   4/89       28

Ashland
Invstmt.
Grp. II      1,777,638 165,464  2,210,076    (16,928)* 165,464  2,193,148
2,358,612   569,480    5/89   3/89     5-50

Belfast
Birches
Assocs.      1,082,747  50,000  1,370,933      5,791    50,000  1,376,724
1,426,724    377,080    5/89   5/89   5-27.5

Bowditch
School
Lodging      1,622,807  65,961  4,872,047     22,325    65,961  4,894,372
4,960,333  1,384,366   12/89   8/89       34

California
Investors VI 3,868,597 400,000  7,307,955 (1,458,472)  400,000  5,849,483
6,249,483  2,047,171    5/89   6/89       35

Carriage
Gate Apts.   1,470,430 128,480  1,816,497      5,335   128,480  1,821,832
1,950,312    647,252   11/89   6/89   7-27.5

Central
Parkway
Towers       2,800,000       0  9,276,692 (4,256,566)        0  5,020,126
5,020,126  3,643,849   12/89   9/89   5-27.5

Colony Ct.
Apts.        1,488,760 130,000  1,819,588      4,553   130,000  1,824,141
1,954,141    671,388    6/89   4/89   7-27.5

                                             -F -74-

                              Boston Capital Tax Credit Fund Limited Partnership
- Series 3
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1999

                                            Subsequent
                             Initial       capitalized     Gross amount at which
                          cost to company    costs**     carried at close of
period
                          ---------------  -----------
-----------------------------
                                Buildings                        Buildings
Accum.   Con-    Acq-    Depre-
                Encum-           and im-     Improve-             and im-
Depre-   struct  uired   ciation
Description    brances   Land   provements    ments       Land   provements
Total     ciation  Date    Date    Life
--------------------------------------------------------------------------------
-------------------------------------------
Cruz Bay
Ltd.         1,484,816 217,600  1,729,345       (725)  217,600  1,728,620
1,946,220   621,643    2/89   2/89   5-27.5

Fylex
Housing      1,381,859 129,550  1,665,891     30,556   129,550  1,696,447
1,825,997   620,794    6/89   5/89     27.5

Greenwood
Apts.        1,433,503  55,000  1,824,558     29,189    55,000  1,853,747
1,908,747   744,494    8/89   3/89   7-27.5

Hidden Cove
Apts.        2,889,795 712,337  4,324,740     17,309b  707,848  4,342,049
5,049,897 1,604,525    8/89   4/89   7-27.5

Jackson
Apts.        1,188,962 232,000  1,286,033     50,448   248,026  1,336,481
1,584,507   503,806    7/89   4/89   7-27.5

Lake North
Apts. II     1,057,376  60,000  1,340,829      1,583a   60,000  1,342,412
1,402,412   365,773    1/89   4/89   5-27.5

Lake Park
LP           1,134,287  61,932  1,437,159      1,287    61,932  1,438,446
1,500,378   540,809    5/89   4/89   7-27.5

Lakewood
Terrace
Ltd.         3,805,716 124,707  2,263,782  4,417,820   124,707  6,681,602
6,806,309 1,668,727    8/89   5/89     27.5

Lincoln
Apts.        3,003,622 177,500  3,665,480 (2,077,170)        0  1,588,310
1,588,310 1,114,340   12/88   2/89   5-27.5

Maplewood
Apts.          754,535  37,900    938,775     41,382    37,900    980,157
1,018,057   247,526    4/89   5/89       40
                                               -F -75-

                              Boston Capital Tax Credit Fund Limited Partnership
- Series 3
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1999
                                            Subsequent
                             Initial       capitalized     Gross amount at which
                          cost to company    costs**     carried at close of
period
                          ---------------  -----------
-----------------------------
                                Buildings                        Buildings
Accum.   Con-    Acq-    Depre-
                Encum-           and im-     Improve-             and im-
Depre-   struct  uired   ciation
Description    brances   Land   provements    ments       Land   provements
Total     ciation  Date    Date    Life
--------------------------------------------------------------------------------
-------------------------------------------
Mound
Plaza Ltd.    621,209   17,058    772,173      2,923    17,059    775,096
792,155   272,459    9/89    8/89   5-27.5

Oak Crest
Manor II      906,495   77,500  1,049,551     47,675a   77,500  1,097,226
1,174,726   261,319    5/89    5/89       40

Orange-
wood
Villas      1,474,451   98,000  1,821,138      4,058    98,000  1,825,196
1,923,196   663,695    9/89    6/89   7-27.5

Paige Hall  2,253,150  633,666  2,544,140    706,485         0  3,250,625
3,250,625   970,911    4/89    3/89   7-27.5

Pedcor
Invstmts.   5,367,147  200,000  7,448,711    382,970   200,000  7,831,681
8,031,681 2,143,268    5/89    2/89   5-27.5

Queens
Ct. Apts.   1,096,856   92,200  2,185,579     91,422    92,200  2,277,001
2,369,201   844,968    1/89    2/89   5-27.5

Rainbow
Apts.       1,907,361  181,767  2,215,940     52,590   141,767  2,268,530
2,410,297   873,739    1/89    6/89   5-27.5

Ripon Apts.   851,258   29,040  1,016,757     16,425    29,040  1,033,182
1,062,222   413,752    7/89    3/89   5-27.5

Southport,
Ltd.          960,969   52,800  1,176,478     45,527a   52,800  1,222,005
1,274,805   464,339    2/89    4/89   5-27.5

Sun Village
Apts.       1,044,145   55,973  1,313,338     11,640    55,973  1,324,978
1,380,951   386,260    5/88    4/89   5-27.5


                                            -F -76-


                              Boston Capital Tax Credit Fund Limited Partnership
- Series 3
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1999

                                            Subsequent
                             Initial       capitalized     Gross amount at which
                          cost to company    costs**     carried at close of
period
                          ---------------  -----------
-----------------------------
                                Buildings                        Buildings
Accum.   Con-    Acq-    Depre-
                Encum-           and im-     Improve-             and im-
Depre-   struct  uired   ciation
Description    brances   Land   provements    ments       Land   provements
Total     ciation  Date    Date    Life
--------------------------------------------------------------------------------
------------------------------------------
Taylor
Terrace
Apts.      1,052,290    70,994  1,277,601    23,572     70,994  1,301,173
1,372,167    607,603   11/88    4/89   5-27.5

Trinidad
Apts.        917,387    70,000  1,105,890    34,382     91,599  1,140,272
1,231,871    436,661    6/89    6/89     27.5

Vassar Apts. 918,083    60,823  1,159,060     5,814     60,823  1,164,874
1,225,697    469,104   11/89    3/89   7-27.5

Vidalia LP 1,480,429    75,000  1,887,347    (2,278)a   75,000  1,885,069
1,960,069    703,202    5/89    4/89   7-27.5

Willow St.
Assoc.     1,475,125   116,380  1,798,301     5,085    116,380  1,803,386
1,919,766    771,450   12/88    2/89  15-27.5
          ---------- ---------  ---------  --------- --------- ----------
---------- ----------
          55,084,402 4,606,632 78,841,599(1,711,162) 3,788,603 77,130,437
80,919,040 27,997,532
          ========== =========  ========= ========== ========= ==========
========== ==========

Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31, 1999.

*Decrease due to a reallocation of acquisition costs.
**There were no carrying costs as of December 31, 1999. The column has been omitted for presentation purposes.






                                                -F -77-

Notes to Schedule III
Boston Capital Tax Credit Fund Limited Partnership - Series 3

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period-04/01/92..........................$ 83,692,934

  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................          0
    Improvements, etc.................................     52,507
    Other.............................................          0
                                                       ----------
                                                                 $     52,507

  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/93............................$ 83,745,441

  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................          0
    Improvements, etc.................................     46,581
    Other.............................................          0
                                                       ----------
                                                                 $     46,581

  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/94............................$ 83,792,022
  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................          0
    Improvements, etc.................................  4,295,176
    Other.............................................          0
                                                       ----------
                                                                 $  4,295,176

  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/95............................$ 88,087,198
                                    -F- 78-

Notes to Schedule III-Continued
Boston Capital Tax Credit Fund Limited Partnership - Series 3

Reconciliation of Land, Building & Improvements current year changes-Continued

Balance at close of period - 03/31/95............................$ 88,087,198

  Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................           0
    Improvements, etc................................     168,411
    Other............................................           0
                                                      -----------
                                                                 $    168,411
 Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................           0
                                                      -----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/96............................$88,255,609
                                                                  ===========
Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................           0
    Improvements, etc................................   7,950,557
    Other............................................           0
                                                      -----------
                                                                 $  7,950,557
 Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................  (7,824,069)
                                                      -----------
                                                                 $ (7,824,069)
                                                                  -----------
Balance at close of period - 03/31/97............................$ 88,382,097
                                                                  ===========
Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................           0
    Improvements, etc................................  (1,377,159)
    Other............................................           0
                                                      -----------
                                                                 $ (1,377,159)
 Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................  (3,844,767)
                                                      -----------
                                                                 $ (3,844,767)
                                                                  -----------
Balance at close of period - 03/31/98............................$ 83,160,171
                                                                  ===========
                                    -F- 79-
Notes to Schedule III
Boston Capital Tax Credit Fund Limited Partnership - Series 3

Reconciliation of Land, Building & Improvements current year changes

Balance at close of period - 03/31/98............................$ 83,160,171

Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................           0
    Improvements, etc................................  (3,829,441)
    Other............................................           0
                                                      -----------
                                                                 $ (3,829,441)
 Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................   1,588,310
                                                      -----------
                                                                 $  1,588,310
                                                                  -----------
Balance at close of period - 03/31/99............................$ 80,919,040
                                                                  ===========





























                                     -F- 80-


Notes to Schedule III - Continued
Boston Capital Tax Credit Fund Limited Partnership - Series 3

Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period - 04/01/92.........................$ 7,778,563

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

Balance at close of period - 3/31/95..............................$16,438,470

  Current year expense..................................$2,967,670
                                                         ---------

Balance at close of period - 3/31/96..............................$19,406,140


  Current year expense..................................$2,896,912
                                                         ---------

Balance at close of period - 3/31/97..............................$22,303,052
                                                                   ==========
  Current year expense..................................$  (88,832)
                                                         ---------

Balance at close of period - 3/31/98..............................$22,214,220
                                                                   ==========

  Current year expense..................................$5,783,312
                                                         ---------

Balance at close of period - 3/31/99..............................$27,997,532
                                                                   ==========








                                       -F-81-

                              Boston Capital Tax Credit Fund Limited Partnership
- Series 4
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1999

                                            Subsequent
                             Initial       capitalized     Gross amount at which
                          cost to company    costs**     carried at close of
period
                          ---------------  -----------
-----------------------------
                                Buildings                        Buildings
Accum.   Con-    Acq-    Depre-
               Encum-           and im-     Improve-             and im-
Depre-   struct  uired   ciation
Description   brances    Land   provements    ments       Land   provements
Total   ciation  Date    Date    Life
--------------------------------------------------------------------------------
-------------------------------------------  Armory
Square
Ltd.       2,137,795    59,900  3,890,990     50,860     59,900   3,941,850
4,001,750     961,323   9/89   7/89   5-27.5

Auburn
Trace
Ltd.       9,983,714   730,000  5,564,052  9,216,103    730,000  14,780,155
15,510,155   5,448,070   1/90   6,89   5-27.5

Ault Apts.   472,353    12,058    570,737     56,401     12,058     627,138
639,196     241,891   7/89   6/89   7-27.5

Bowditch
School
Lodging    1,622,807    65,961  4,872,047     22,325     65,961   4,894,372
4,960,333   1,384,366  12/89   8/89   7-34

Burlwood
Apts.        229,754    20,000    267,333     21,401     20,000     288,734
308,734     112,182    8/89   6/89   7-27.5

Cambria
Commons    1,034,192     5,808  1,489,672      5,440      5,808   1,495,112
1,500,920     545,529   7/89   9/89   5-27.5

Central
Parkway
Towers     2,800,000         0  9,276,692 (4,256,566)         0   5,020,126
5,020,126   3,643,849  12/89   9/89   5-27.5







                                                 -F -82-

                              Boston Capital Tax Credit Fund Limited Partnership
- Series 4
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1999
                                             Subsequent
                             Initial       capitalized     Gross amount at which
                          cost to company    costs**     carried at close of
period
                          ---------------  -----------
-----------------------------
                                 Buildings                        Buildings
Accum.    Con-    Acq-    Depre-
               Encum-            and im-     Improve-             and im-
Depre-    struct  uired   ciation
Description   brances    Land   provements    ments        Land   provements
Total    ciation   Date    Date    Life
--------------------------------------------------------------------------------
-------------------------------------------
Clear
View Apts.   754,311    45,000    928,226      8,670     45,000     936,896
981,896     352,404  11/89  10/89   7-27.5


Fuller
Townhomes    501,639    33,600    642,804     17,980     33,600     660,784
694,384     259,357   1/88   4/89   7-27.5

Greenwood
Terrace
Ltd.       1,076,947    80,439  1,352,865      6,463     80,439   1,359,328
1,439,767     492,705   9/89   7/89   7-27.5

Haven
Park II      489,784   225,000  1,038,703      6,708    225,000   1,045,411
1,270,411     360,685   6/89   7/89   7-40

Landmark
Ltd.
Partner-
ship       1,749,107   425,800  3,843,617     37,741    425,800   3,881,358
4,307,158   1,164,074   5/89   8/89   5-27.5

Meadow-
crest
Apts.      2,885,424   286,065    867,009  4,166,426    286,065   5,033,435
5,319,500   1,770,960  10/90   9/89   5-27.5

Milliken
Apts.        808,667    40,000    860,882    110,546     40,000     971,428
1,011,428     360,736   8/89   9/89   7-27.5

Montana
Ave. Apts.   653,571    92,179  1,007,036     25,998     93,846   1,033,034
1,126,880     367,909  11/89   8/89   5-27.5





                                         -F -83-

                               Boston Capital Tax Credit Fund Limited
Partnership - Series 4
                                   Schedule III - Real Estate and Accumulated
Depreciation
                                                      March 31, 1999

                                             Subsequent
                              Initial       capitalized     Gross amount at
which
                           cost to company    costs**     carried at close of
period
                           ---------------  -----------
-----------------------------
                                 Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                Encum-            and im-     Improve-             and im-
Depre-   struct  uired  ciation
Description    brances    Land   provements    ments       Land   provements
Total    ciation   Date   Date   Life
--------------------------------------------------------------------------------
-------------------------------------------
Monti-
cello
Ltd.       1,102,759    48,000  1,436,974      4,751     48,000   1,441,725
1,489,725     509,110  12/89   7/89   7-27.5

New Grand
Hotel      2,844,479   308,000  6,150,420  1,165,308    308,000   7,315,728
7,623,728   2,512,265   3/89   5/89   7-27.5

Pedcor
Invstmts.
1988 VI    4,927,261   454,472  7,748,826  1,186,040    454,472   8,934,866
9,389,338   2,043,978  12/89   8/89   5-27.5

Rosen-
burg
Hotel      1,811,122   452,000  4,946,965 (2,754,885)b  415,000   2,192,080
2,607,080     125,939   1/89  11/89   7-40

Shockoe
Hill Apts. 1,876,338         0  3,152,879     21,005a         0   3,173,884
3,173,884     775,581   9/89   8/89   5/27.5

Sunnyview
Apts.      2,105,792   135,000  1,806,927  2,030,736    315,000   3,837,663
4,152,663     702,503   9/89   9/89   5-50

Topeka
Park
Phase II     373,689    36,874    759,705     11,558     36,874     771,263
808,137     301,869  12/88   7/89   7-27.5








                                                      -F -84-

                               Boston Capital Tax Credit Fund Limited
Partnership - Series 4
                                   Schedule III - Real Estate and Accumulated
Depreciation
                                                      March 31, 1999

                                             Subsequent
                              Initial       capitalized     Gross amount at
which
                           cost to company    costs**     carried at close of
period
                           ---------------  -----------
-----------------------------
                                 Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                Encum-            and im-     Improve-             and im-
Depre-   struct  uired  ciation
Description    brances    Land   provements    ments       Land   provements
Total    ciation   Date   Date   Life
--------------------------------------------------------------------------------
-------------------------------------------

Unity
Park
Apts.      9,760,376    99,000  9,828,746 (5,617,928)    99,000    4,210,818
4,309,818  3,995,033  12/90   4/89   27.5

Van Dyke
Estates
XVI          649,257    80,000  1,134,679     87,787     80,000    1,222,466
1,302,466    348,066  11/89   2/90   7-40

Wichita
West
Housing    2,026,315   181,874  3,876,750     51,791    181,874    3,928,541
4,110,415  1,394,830   9/89   8/89   7-27.5
          ---------- --------- ---------- ----------  --------- -----------
----------- ----------
          54,677,453 3,917,030 77,315,536  5,682,659  4,061,697   82,998,195
87,059,892 30,175,214
          ========== ========= ========== ==========  =========  ===========
=========== ==========
Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31,1998.


*Decrease due to a reallocation of acquisition costs.
**There were no carrying costs as of December 31, 1998. The column has been omitted for presentation purposes.










                                            -F -85-

Notes to Schedule III
Boston Capital Tax Credit Fund Limited Partnership - Series 4

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period-04/01/92.......................$103,193,346

  Additions during period:
    Acquisitions through foreclosure...............$         0
    Other acquisitions.............................          0
    Improvements, etc..............................  1,703,785
    Other..........................................          0
                                                    ----------
                                                              $  1,703,785

  Deductions during period:
    Cost of real estate sold.......................$         0
    Other..........................................    (16,119)
                                                    ----------
                                                              $    (16,119)
                                                               -----------
Balance at close of period - 03/31/93.........................$104,881,012

  Additions during period:
    Acquisitions through foreclosure...............$         0
    Other acquisitions.............................          0
    Improvements, etc..............................  2,453,119
    Other..........................................          0
                                                    ----------
                                                              $  2,453,119

  Deductions during period:
    Cost of real estate sold.......................$         0
    Other..........................................          0
                                                    ----------
                                                              $          0
                                                               -----------

Balance at close of period - 03/31/94.........................$107,334,131
  Additions during period:
    Acquisitions through foreclosure...............$         0
    Other acquisitions.............................          0
    Improvements, etc..............................     83,082
    Other..........................................          0
                                                    ----------
                                                              $     83,082

  Deductions during period:
    Cost of real estate sold.......................$         0
    Other..........................................
                                                    ----------
                                                              $          0
                                                               -----------
Balance at close of period - 03/31/95.........................$107,417,213
                                       -F -86-



Notes to Schedule III-Continued
Boston Capital Tax Credit Fund Limited Partnership - Series 4

Reconciliation of Land, Building & Improvements current year changes-Continued

Balance at close of period - 03/31/95............................$107,417,213

  Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................           0
    Improvements, etc................................     542,548
    Other............................................           0
                                                      -----------
                                                                 $    542,548
  Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................           0
                                                      -----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/96............................$107,959,761


Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................           0
    Improvements, etc................................     220,246
    Other............................................           0
                                                      -----------
                                                                 $     220,246
  Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................ (10,169,834)
                                                      -----------
                                                                 $ (10,169,834)
                                                                   -----------
Balance at close of period - 03/31/97............................$ 98,010,173


Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................           0
    Improvements, etc................................     496,394
    Other............................................           0
                                                      -----------
                                                                 $     496,394
  Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................           0
                                                      -----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/98............................$ 98,506,567
-F-87-                   ===========


Notes to Schedule III-Continued
Boston Capital Tax Credit Fund Limited Partnership - Series 4

Reconciliation of Land, Building & Improvements current year changes-Continued

Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................           0
    Improvements, etc................................ (11,446,675)
    Other............................................           0
                                                      -----------
                                                                 $(11,446,675)
  Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................           0
                                                      -----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/99............................$ 87,059,892
                                                                  ===========
































                                  -F- 88-


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

  Current year expense..................................$3,739,080
                                                         ---------

Balance at close of period - 3/31/94..............................$14,094,687

  Current year expense..................................$3,783,175
                                                         ---------

Balance at close of period - 3/31/95..............................$17,877,862

  Current year expense..................................$3,670,792
                                                         ---------

Balance at close of period - 3/31/96..............................$21,548,654

  Current year expense..................................  $1,951,906

Balance at close of period - 3/31/97..............................$23,500,560

  Current year expense..................................  $3,280,453

Balance at close of period - 3/31/98..............................$26,781,013

  Current year expense..................................  $3,394,201

Balance at close of period - 3/31/99..............................$30,175,214
                                                                   ==========
















                                         -F- 89-

                             Boston Capital Tax Credit Fund Limited Partnership
- Series 5
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1999

                                             Subsequent
                             Initial        capitalized        Gross amount at
which
                          cost to company     costs**        carried at close of
period
                          ---------------   -----------
------------------------------
                                 Buildings                            Buildings
Accum.   Con-    Acq-   Depre-
               Encum-            and im-       Improve-                and im-
Depre-   struct  uired  ciation
Description   brances    Land    provements      ments        Land    provements
Total    ciation  Date    Date   Life
--------------------------------------------------------------------------------
--------------------------------------------
Annadale    9,391,845   794,249    3,448,985   8,736,115    226,000  12,185,100
12,411,100 1,892,353   6/90   10/90   5-50

Calexico    1,566,878   189,545    2,140,711       4,211    189,545   2,144,922
2,334,467   376,125   4/90    2/90   5-50

Glenhaven
Park          672,431   225,000      991,586    (223,115)*  195,000     768,471
963,471   190,852   6/89    6/89     40

Point
Arena       1,200,778    79,160    1,715,209      81,167     79,160   1,796,376
1,875,536   318,554   2/90    2/90   5-50

TKO
Investments
Props. V    1,091,336   192,656    2,991,964      22,919    190,691   3,014,883
3,205,574   924,493   9/89   10/89   5-30
           ---------- ---------   ----------   ---------    -------  ----------
---------- ---------
           13,923,268 1,480,610   11,288,455   8,621,297    880,396  19,909,752
20,790,148 3,702,377
           ========== =========   ==========   =========    =======  ==========
========== =========
Since the Operating Partnerships maintain a calendar year end the information reported on this schedule is as of December 31,
1998.

*Reduction due to the sale of two building.
**There were no carrying costs as of December 31, 1998. The column has been omitted for presentation purposes.


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

Reconciliation of Land, Building & Improvements current year changes-Continued

Balance at close of period - 03/31/95............................$ 19,502,300

  Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................           0
    Improvements, etc................................   1,315,415
    Other............................................           0
                                                      -----------
                                                                 $  1,315,415
  Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................           0
                                                      -----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/96............................$ 20,817,715
                                                                  ===========

Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................           0
    Improvements, etc................................      33,132
    Other............................................           0
                                                      -----------
                                                                 $      33,132
  Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................           0
                                                      -----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/97............................$ 20,850,847
                                                                  ===========

Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................           0
    Improvements, etc................................       4,950
    Other............................................           0
                                                      -----------
                                                                 $      4,950
  Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................           0
                                                      -----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/98............................$ 20,855,797
                                                                  ===========
                                   -F- 92-
Notes to Schedule III-Continued
Boston Capital Tax Credit Fund Limited Partnership - Series 5

Reconciliation of Land, Building & Improvements current year changes-Continued

Balance at close of period - 03/31/98............................$ 20,855,797

Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................           0
    Improvements, etc................................     (65,649)
    Other............................................           0
                                                      -----------
                                                                 $    (65,649)
  Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................           0
                                                      -----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/99............................$ 20,790,148
                                                                  ===========































                               -F- 93-



Notes to Schedule III - Continued
Boston Capital Tax Credit Fund Limited Partnership - Series 5

Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period - 04/01/92.........................$   724,098

  Current year expense.................................$   400,685
                                                         ---------

Balance at close of period - 3/31/93..............................$ 1,124,783

  Current year expense.................................$   406,272
                                                         ---------

Balance at close of period - 3/31/94..............................$ 1,531,055

  Current year expense.................................$   403,858
                                                         ---------

Balance at close of period - 3/31/95..............................$ 1,934,913

  Current year expense.................................$   434,339
                                                         ---------

Balance at close of period - 3/31/96..............................$ 2,369,252
                                                                   ==========

  Current year expense.................................$   449,720
                                                         ---------

Balance at close of period - 3/31/97..............................$ 2,818,972
                                                                   ==========

  Current year expense.................................$   462,407
                                                         ---------

Balance at close of period - 3/31/98..............................$ 3,281,379

 Current year expense.................................$   420,998
                                                         ---------

Balance at close of period - 3/31/99..............................$ 3,702,377
                                                                   ==========









                                   -F- 94-



                             Boston Capital Tax Credit Fund Limited Partnership
- Series 6
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1999

                                            Subsequent
                             Initial       capitalized       Gross amount at
which
                          cost to company    costs**       carried at close of
period
                          ---------------  -----------
----------------------------
                                Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
               Encum-           and im-      Improve-             and im-
Depre-   struct  uired  ciation
Description   brances    Land   provements     ments      Land   provments
Total    ciation  Date    Date   Life
--------------------------------------------------------------------------------
-----------------------------------------
Auburn
Trace        9,983,714  730,000  5,564,052  9,216,103   730,000  14,780,155
15,510,155  5,448,070   1/80   6/90     5-27.5

Briar-
wood
Estates        568,272   45,000    694,093      7,453    45,000     701,546
746,546    286,407   9/88   9/89   5-27.5

Columbia
Park
Apts.        4,112,553  189,631  7,194,885    665,451   189,631   7,860,336
8,049,967  2,228,925   2/90  11/89   5-27.5

Eldon
Estates        554,108   28,000    709,320     21,874    28,000     731,194
759,194    297,172   7/88   9/89   5-27.5

Green
Pines
Apts.        1,432,216  106,484  1,750,831     23,554   106,484   1,774,385
1,880,869    457,433  11/89  10/89   5-27.5

Hacienda
Villa
Apts.        3,871,423  233,165  4,135,079  3,373,993   233,165   7,509,072
7,742,237  1,704,525   1/90  12/89   5-27.5



                                 -F- 95-


                             Boston Capital Tax Credit Fund Limited Partnership
- Series 6
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1999
                                             Subsequent
                             Initial        capitalized        Gross amount at
which
                          cost to company     costs**        carried at close of
period
                          ---------------   -----------
------------------------------
                                 Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
               Encum-            and im-       Improve-            and im-
Depre-   struct  uired  ciation
Description   brances    Land    provements     ments     Land    provements
Total    ciation  Date    Date   Life
--------------------------------------------------------------------------------
------------------------------------------
Hillandale
Commons    3,119,770  601,653  4,198,973   1,822,375   601,653   6,021,348
6,623,001  2,125,278  1/90  11/89   5-27.5

Holland
West Apts. 2,054,384  175,000  2,301,607     905,629   175,000   3,207,236
3,382,236    970,773   2/90  12/89   5-27.5

Kearney
Proper-
ties II      362,308  .34,000    460,385       2,446    34,000     462,831
496,831    196,888  3/88   9/89   5-27.5

Pleasant
Hill
Properties   559,406   25,000    703,690      18,558    25,000     722,248
747,248    280,729   5/88   9/89   5-27.5

Rosen-
berg
Hotel      1,811,122  452,000  4,948,372  (2,756,292)  415,000   2,192,080
2,607,080    125,939  12/88   9/89   5-27.5

Sherburne
Sr. Hsng.  1,307,404    43,000  1,786,132     93,917    43,000   1,880,049
1,923,049    591,690   1/92  11/89   27.5

Socorro
Properties 1,247,480    85,000  1,652,129     62,018    85,000   1,714,147
1,799,147    685,357  10/89  11/89   5-27.5

Warrensburg
Properties   568,928    30,000    743,401     36,039    30,000     779,440
809,440    329,851   2/88   9/89   5-27.5
                                            -F -96-


                               Boston Capital Tax Credit Fund Limited
Partnership - Series 6
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1999

                                             Subsequent
                             Initial        capitalized        Gross amount at
which
                          cost to company     costs**        carried at close of
period
                          ---------------   -----------
------------------------------
                                 Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
               Encum-            and im-       Improve-            and im-
Depre-   struct  uired  ciation
Description   brances    Land    provements     ments     Land    provements
Total    ciation  Date    Date   Life
--------------------------------------------------------------------------------
------------------------------------------
Woodcliff
Apts.        756,010    26,795    919,806     11,726    26,795     931,532
958,327    372,035  11/89  10/89   5-27.5
          ---------- --------- ---------- ---------- ---------  ----------
---------- ----------
          32,309,099 2,804,728 37,762,755 13,504,844 2,767,728  51,267,599
54,035,327 16,101,072
          ========== ========= ========== ========== =========  ==========
========== ==========

Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December
31, 1998.
*Decrease due to a reallocation of acquisition costs.
**There were no carrying costs as of December 31, 1999. The column has been ommitted for presentation purposes.

                                             -F -97-
Notes to Schedule III
Boston Capital Tax Credit Fund Limited Partnership - Series 6

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
                                                                  -----------
Balance at close of period - 03/31/95............................$ 63,500,976

                                    -F- 98-
Notes to Schedule III-Continued
Boston Capital Tax Credit Fund Limited Partnership - Series 6

Reconciliation of Land, Building & Improvements current year changes-Continued

Balance at close of period - 03/31/95............................$ 63,500,976

  Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................           0
    Improvements, etc................................     231,479
    Other............................................           0
                                                      -----------
                                                                 $    213,479
  Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................           0
                                                      -----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/96............................$ 63,714,455
                                                                  ===========
Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................           0
    Improvements, etc................................     149,680
    Other............................................           0
                                                      -----------
                                                                 $    149,680
  Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................ (10,169,864)
                                                      -----------
                                                                 $(10,169,864)
                                                                  -----------
Balance at close of period - 03/31/97...........................$ 53,694,271
                                                                  ===========
Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................           0
    Improvements, etc................................     213,929
    Other............................................           0
                                                      -----------
                                                                 $    213,929
  Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................           0
                                                      -----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/98...........................$ 53,908,200
                                                                  ===========

                                      -F- 99-
Notes to Schedule III-Continued
Boston Capital Tax Credit Fund Limited Partnership - Series 6

Reconciliation of Land, Building & Improvements current year changes-Continued

Balance at close of period - 03/31/98...........................$ 53,908,200

Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................           0
    Improvements, etc................................     127,127
    Other............................................           0
                                                      -----------
                                                                 $    127,127
  Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................           0
                                                      -----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/99...........................$ 54,035,327
                                                                  ===========






























                                       -F- 100-


Notes to Schedule III - Continued
Boston Capital Tax Credit Fund Limited Partnership - Series 6

Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period -
04/01/92...........................$  3,757,494

  Current year
expense.....................................$2,096,245

---------

Balance at close of period -
3/31/93................................$  5,853,739

  Current year
expense.....................................$2,168,130

---------

Balance at close of period -
3/31/94................................$  8,021,869

  Current year
expense.....................................$2,112,071

---------

Balance at close of period -
3/31/95................................$ 10,133,940

  Current year
expense.....................................$2,079,902

---------

Balance at close of period -
3/31/96................................$ 12,213,842

==========

  Current year expense.....................................$
419,476

---------

Balance at close of period -
3/31/97................................$ 12,633,318

==========

  Current year
expense.....................................$1,767,719

---------

Balance at close of period -
3/31/98................................$ 14,401,037

==========
  Current year expense...................................
$1,700,035

---------

Balance at close of period -
3/31/99................................$ 16,101,072

==========








                                     -F- 101-