Form 10-Q
period 1999-06-30
BOSTON CAPITAL TAX CREDIT FUND LTD PARTNERSHIP
filed 1999-08-19
CIK 835095

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  June 30, 1999
                                     --------------------
                                               or

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



                        QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED June 30, 1999
              -----------------------------------------------


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

PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K..................

            Signatures........................................





















               Boston Capital Tax Credit Fund Limited Partnership

                            BALANCE SHEETS



                                              June 30,
March 31,
                                                1999
1999
                                             (Unaudited)
(Audited)
                                            ------------
------------
ASSETS

INVESTMENTS IN OPERATING
PARTNERSHIPS (Note D)                        $12,164,391
$12,964,520

OTHER ASSETS
   Cash and cash equivalents                     171,616
160,135
   Other assets                                  744,733
721,229
                                              ----------
----------

                                             $13,080,740
$13,845,884
                                              ==========
==========

LIABILITIES

Accounts payable                             $     1,000
$         -
Accounts payable - affiliates (Note C)         7,240,137
6,969,091
                                              ----------
----------

PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 9,800,600 issued and      6,631,119
7,657,936
     outstanding

General Partner                                (791,516)
(781,143)
                                             ----------
----------
                                              5,839,603
6,876,793
                                             ----------
----------

                                            $13,080,740
$13,845,884
                                             ==========
==========




       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund Limited Partnership

                              BALANCE SHEETS

                                                      SERIES 1

---------------------------

                                              June 30,
March 31,
                                                1999
1999
                                             (Unaudited)
(Audited)
                                             ----------
----------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                      $  22,823        $
22,969


OTHER ASSETS
Cash and cash equivalents                         2,090
6,640
Other assets                                     68,113
68,113
                                              ---------        -
--------

                                             $   93,026       $
97,722
                                              =========
=========

LIABILITIES

Accounts payable                             $        -       $
-
Accounts payable - affiliates (Note C)        1,544,412
1,497,650
                                              ---------        --
-------

PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 1,299,900 issued and     (1,323,648)
(1,272,705)
     outstanding

General Partner                                (127,738)
(127,223)
---------        ---------

                                             (1,451,386)
(1,399,928)
                                              ---------        -
--------

                                            $    93,026       $
97,722
                                              =========
=========



         The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund Limited Partnership

                           BALANCE SHEETS

                                                      SERIES 2

----------------------------

                                              June 30,
March 31,
                                                1999
1999
ASSETS                                       (Unaudited)
(Audited)
                                             -----------
---------
INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                      $  680,166      $
731,325

OTHER ASSETS
Cash and cash equivalents                          6,826
5,497
Other assets                                     360,285
360,285
                                               ---------
---------

                                              $1,047,277
$1,097,107
                                               =========
=========



LIABILITIES

Accounts payable                              $        -      $
-
Accounts payable - affiliates (Note C)           497,893
479,154
                                               ---------
---------

PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 830,300 issued and
     outstanding                                 613,233
681,116

General Partner                                  (63,849)
(63,163)
                                               ---------
---------

                                                 549,384
617,953
                                               ---------
---------

                                              $1,047,277
$1,097,107
                                               =========
=========



        The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund Limited Partnership

                              BALANCE SHEETS

                                                       SERIES 3

----------------------------

                                              June 30,
March 31,
                                                1999
1999
ASSETS                                       (Unaudited)
(Audited)
                                             -----------
---------
INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                      $  862,386
$1,289,310

OTHER ASSETS
Cash and cash equivalents                          5,111
2,331    Other assets                                      41,861
41,861
                                               ---------
---------

                                              $  909,358
$1,333,502
                                               =========
=========



LIABILITIES

Accounts payable                              $    1,000      $
-
Accounts payable - affiliates (Note C)         1,968,181
1,898,749
                                               ---------
---------

PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 2,882,200 issued and
     outstanding                                (797,311)
(307,681)


General Partner                                 (262,512)
(257,566)
                                               ---------
---------

                                              (1,059,823)
(565,247)
---------       ---------

                                              $  909,358
$1,333,502
                                               =========
=========


       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund Limited Partnership

                           BALANCE SHEETS

                                                      SERIES 4

----------------------------
                                               June 30,
March 31,
                                                1999
1999
                                             (Unaudited)
(Audited)
                                            ------------
----------
ASSETS

   INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $  6,375,673     $
6,648,529

OTHER ASSETS

   Cash and cash equivalents                       9,216
10,320          Other assets
241,361         217,857
                                              ----------      -
---------

                                            $  6,626,250    $
6,876,706
                                              ==========
==========



LIABILITIES

Accounts payable                            $          -    $
-
Accounts payable - affiliates (Note C)         1,890,849
1,801,996
                                              ----------      -
---------

PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 2,995,300 issued and
     outstanding                               4,948,151
5,284,067
General Partner                                 (212,750)
(209,357)
                                              ----------      -
---------

                                               4,735,401
5,074,710                                                    ---
-------      ----------

                                             $ 6,626,250     $
6,876,706
                                              ==========
==========


          The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund Limited Partnership

                            BALANCE SHEETS

                                                      SERIES 5

----------------------------
                                              June 30,
March 31,
                                                1999
1999
                                             (Unaudited)
(Audited)
                                            ------------
----------

ASSETS

  INVESTMENTS IN OPERATING
  PARTNERSHIPS (Note D)                       $  595,160      $
598,143


OTHER ASSETS

  Cash and cash equivalents                      117,814
118,832
  Other assets                                    33,113
33,113
                                               ---------
---------

                                              $  746,087      $
750,088
                                               =========
=========



LIABILITIES

Accounts payable                              $        -      $
-
Accounts payable - affiliates (Note C)           156,600
146,736
                                               ---------
---------

PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 489,900 issued and
     outstanding                                 625,343
639,069

General Partner                                  (35,856)
(35,717)
                                               ---------
---------

                                                 589,487
603,352
                                               ---------
---------

                                              $  746,087      $
750,088
=========       =========

     The accompanying notes are an integral part of these
statements.
                                  6

            Boston Capital Tax Credit Fund Limited Partnership

                         BALANCE SHEETS


                                                     SERIES 6

----------------------------
                                              June 30,
March 31,
                                                1999
1999
                                            (Unaudited)
(Audited)
                                            ------------
----------

ASSETS

   INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                      $3,628,183
$3,674,244


OTHER ASSETS

   Cash and cash equivalents                      30,559
16,515
   Other assets                                        -
-
                                               ---------
---------

                                              $3,658,742
$3,690,759
                                               =========
=========



LIABILITIES

Accounts payable                              $        -      $
-
Accounts payable - affiliates (Note C)         1,182,202
1,144,806
---------       ---------
PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 1,303,000 issued and
     outstanding                               2,565,351
2,634,070

General Partner                                  (88,811)
(88,117)
                                               ---------
---------

                                               2,476,540
2,545,953
                                               ---------
---------

                                              $3,658,742
$3,690,759
                                               =========
=========

      The accompanying notes are an integral part of these
statements.
                                   7

             Boston Capital Tax Credit Fund Limited Partnership

                         STATEMENTS OF OPERATIONS

                       Three Months Ended June 30,
                               (Unaudited)



                                             1999         1998
                                             ----         ----

Income
  Interest income                       $       856   $     1,263
  Miscellaneous income                            -             -
                                         ----------    ----------

                                                856         1,263
                                         ----------    ----------

Share of loss from Operating
  Partnerships (Note D)                    (796,937)
(790,588)
                                         ----------    ----------

Expenses
  Professional fees                               -             -
  Partnership management fees               217,350       219,178
  General and administrative expenses        23,757        18,721
                                         ----------    ----------

                                            241,107       237,899
                                         ----------    ----------


  NET LOSS                              $(1,037,188)
$(1,027,224)
                                         ==========    ==========

Net loss allocated to assignees         $(1,026,816)
$(1,016,952)
                                         ==========    ==========

Net loss allocated to general partner   $   (10,372)  $
(10,272)
                                         ==========    ==========

Net loss per BAC                        $      (.48)  $
(.55)
                                         ==========    ==========





       The accompanying notes are an integral part of these statements.

          Boston Capital Tax Credit Fund Limited Partnership

                       STATEMENTS OF OPERATIONS

                     Three Months Ended June 30,
                             (Unaudited)

                                                      SERIES 1

-----------------------
                                                  1999
1998
                                                  ----
----
Income
  Interest income                             $       20     $
109
  Miscellaneous income                                 -
-
                                                --------
--------

                                                      20
109
                                                --------
--------

Share of loss from Operating
  Partnerships (Note D)                           (1,544)
-
                                                --------
--------

Expenses
  Professional fees                                    -
-
  Partnership management fees                     46,216
41,216
  General and administrative expenses              3,718
2,211
                                                --------
--------

                                                  49,934
43,427
                                                --------
--------


  NET LOSS                                    $  (51,458)    $
(43,318)
                                                ========
========

Net loss allocated to assignees               $  (50,943)    $
(42,885)
                                                ========
========

Net loss allocated to general partner         $     (515)    $
(433)
                                                ========
========

Net loss per BAC                              $     (.04)    $
(.03)
                                                ========
========






        The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund Limited Partnership

                        STATEMENTS OF OPERATIONS

                       Three Months Ended June 30,
                               (Unaudited)


                                                     SERIES 2

----------------------
                                                  1999
1998
                                                  ----
----
Income
  Interest income                             $      25     $
18
  Miscellaneous income                                -
-
                                               --------
--------

                                                     25
18
                                               --------
--------

Share of loss from Operating
  Partnerships (Note D)                         (50,359)
(53,039)
                                               --------
--------

Expenses
  Professional fees                                   -
-
  Partnership management fees                    15,432
17,310
  General and administrative expenses             2,803
2,149
                                               --------
--------

                                                 18,235
19,459
                                               --------
--------


  NET LOSS                                    $ (68,569)    $
(72,480)
                                               ========
========

Net loss allocated to assignees               $ (67,883)    $
(71,755)
                                               ========
========

Net loss allocated to general partner         $    (686)    $
(725)
                                               ========
========

Net loss per BAC                              $    (.08)    $
(.08)
                                               ========
========




       The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund Limited Partnership

                        STATEMENTS OF OPERATIONS

                       Three Months Ended June 30,
                              (Unaudited)


                                                     SERIES 3

----------------------
                                                 1999
1998
                                                 ----
----
Income
  Interest income                             $      14     $
111
  Miscellaneous income                                -
-
                                               --------
--------

                                                     14
111
                                               --------
--------

Share of loss from Operating
  Partnerships (Note D)                        (425,895)
(355,053)
                                               --------
--------

Expenses
  Professional Fees                                   -
-
  Partnership management fees                    62,447
64,497
  General and administrative expenses             6,248
5,896
                                               --------
--------
                                                 68,695
70,393
                                               --------
--------


  NET LOSS                                    $(494,576)
$(425,335)
                                               ========
========

Net loss allocated to assignees               $(489,630)
$(421,082)
                                               ========
========

Net loss allocated to general partner         $  (4,946)    $
(4,253)
                                               ========
========

Net loss per BAC                              $    (.17)    $
(.15)
                                               ========
========





       The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund Limited Partnership

                         STATEMENTS OF OPERATIONS

                        Three Months Ended June 30,
                               (Unaudited)


                                                     SERIES 4

----------------------
                                                 1999
1998
                                                 ----
----
Income
  Interest income                             $      52     $
7
  Miscellaneous income                                -
-
                                               --------
--------

                                                     52
7
                                               --------
--------

Share of loss from Operating
  Partnerships (Note D)                        (272,856)
(225,869)
                                               --------
--------

Expenses
  Professional fees                                   -
-
  Partnership management fees                    60,094
62,722
  General and administrative expenses             6,411
4,470
                                               --------
--------

                                                 66,505
67,192
                                               --------
--------


  NET LOSS                                    $(339,309)
$(293,054)
                                               ========
========

Net loss allocated to assignees               $(335,916)
$(290,123)
                                               ========
========

Net loss allocated to general partner         $  (3,393)    $
(2,931)
                                               ========
========

Net loss per BAC                              $    (.12)    $
(.10)
                                               ========
========





       The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund Limited Partnership

                       STATEMENTS OF OPERATIONS

                      Three Months Ended June 30,
                              (Unaudited)

                                                      SERIES 5

----------------------
                                                 1999
1998
                                                 ----
----
Income
  Interest income                             $     640     $
888
  Miscellaneous income                                -
-

--------      --------

                                                    640
888
                                               --------
--------

Share of loss from Operating
  Partnerships (Note D)                          (2,982)
(31,125)
                                               --------
--------

Expenses
  Professional fees                                   -
-
  Partnership management fees                     9,592
9,864
  General and administrative expenses             1,931
2,210
                                               --------
--------

                                                 11,523
12,074
                                               --------
--------


  NET LOSS                                    $ (13,865)    $
(42,311)
                                               ========
========

Net loss allocated to assignees               $ (13,726)    $
(41,888)
                                               ========
========

Net loss allocated to general partner         $    (139)    $
(423)
                                               ========
========

Net loss per BAC                              $    (.02)    $
(.08)
                                               ========
========





       The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund Limited Partnership

                     STATEMENTS OF OPERATIONS

                   Three Months Ended June 30,
                           (Unaudited)

                                                      SERIES 6

----------------------
                                                 1999
1998
                                                 ----
----
Income
  Interest income                             $     105     $
130
  Miscellaneous income                                -
-
                                               --------
--------

                                                    105
130
                                               --------
--------

Share of loss from Operating
  Partnerships (Note D)                         (43,301)
(125,502)
                                               --------
--------

Expenses
  Professional fees                                   -
-
  Partnership management fees                    23,569
23,569
  General and administrative expenses             2,648
1,785
                                               --------
--------

                                                 26,217
25,354
                                               --------
--------


  NET LOSS                                    $ (69,413)
$(150,726)
                                               ========
========

Net loss allocated to assignees               $ (68,719)
$(149,219)
                                               ========
========

Net loss allocated to general partner         $    (694)    $
(1,507)
                                               ========
========

Net loss per BAC                              $    (.05)    $
(.11)
                                               ========
========





       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund Limited Partnership

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                     Three Months Ended June 30, 1999
                               (Unaudited)



                                               General
                                Assignees      Partner      Total
                                ---------      -------      -----


Partners' capital (deficit),
    April 1, 1999             $ 7,657,936     $(781,143) $
6,876,793


Net loss                       (1,026,817)      (10,373)
(1,037,190)
                               ----------      --------
----------


Partners' capital (deficit),
June 30, 1999                 $ 6,631,119     $(791,516) $
5,839,603
                               ==========      ========
==========
























       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund Limited Partnership

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                     Three Months Ended June 30, 1999
                                 (Unaudited)


                                               General
                                Assignees      Partner
Total
                                ---------      -------
-----
Series 1
--------

Partners' capital (deficit),
    April 1, 1999             $(1,272,705)    $(127,223)
$(1,399,928)

Net loss                          (50,943)         (515)
(51,458)
                                ---------      --------    --
--------
Partners' capital (deficit),
June 30, 1999                 $(1,323,648)    $(127,738)
$(1,451,386)
                                =========      ========
==========

Series 2
--------

Partners' capital (deficit),
    April 1, 1999             $   681,116     $ (63,163)   $
617,953

Net loss                          (67,883)         (686)
(68,569)
                                ---------       -------
---------

Partners' capital (deficit),
June 30, 1999                 $   613,233     $ (63,849)   $
549,384
                                =========       =======
=========

Series 3
--------

Partners' capital (deficit),
    April 1, 1999             $  (307,681)    $(257,566)  $
(565,247)

Net loss                         (489,630)       (4,946)
(494,576)
                               ----------      --------
----------

Partners' capital (deficit),
June 30, 1999                 $  (797,311)    $(262,512)
$(1,059,823)
                               ==========      ========
==========


       The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund Limited Partnership

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                     Three Months Ended June 30, 1999
                                 (Unaudited)



                                               General
                                Assignees      Partner      Total
                                ---------      -------      -----
Series 4
--------

Partners' capital (deficit),
    April 1, 1999             $ 5,284,067     $(209,357)  $
5,074,710

Net loss                         (335,916)       (3,393)
(339,309)
                               ----------      --------
----------
Partners' capital (deficit),
June 30, 1999                 $ 4,948,151     $(212,750)  $
4,735,401
                               ==========      ========
=========

Series 5
--------

Partners' capital (deficit),
    April 1, 1999             $  639,069     $  (35,717)  $
603,352

Net loss ,                       (13,726)          (139)
(13,865)
                               ---------        -------
---------

Partners' capital (deficit),
June 30, 1999                 $  625,343      $ (35,856)  $
589,487
                               =========        =======
=========

Series 6
--------

Partners' capital (deficit),
    April 1, 1999             $2,634,070      $ (88,117)  $
2,545,953

Net loss                         (68,719)          (694)
(69,413)
                               ---------         ------     -----
----

Partners' capital (deficit),
June 30, 1999                 $2,565,351      $ (88,811)
$2,476,540
                               =========        =======
=========

       The accompanying notes are an integral part of these
statements.
                                  17

            Boston Capital Tax Credit Fund Limited Partnership

                         STATEMENTS OF CASH FLOWS

                        Three Months Ended June 30,
                                (Unaudited)



                                             1999
1998
                                             ----
----
Cash flows from operating activities:
    Net loss                              $(1,037,190)
$(1,027,224)
    Adjustments
       Distributions from Operating
         Partnerships                           3,191
9,788
       Amortization                                 -
-
       Share of loss from Operating
         Partnerships                         796,937
790,588

    Changes in assets and liabilities
       Increase (Decrease) in accounts,
         payable                              272,047
281,165
       Decrease (Increase) in other
         assets                               (23,504)
(37,903)
                                           ----------
----------

         Net cash provided by (used in)
           operating activities                11,481
16,414
                                           ----------
----------

        INCREASE (DECREASE) IN CASH AND CASH
           EQUIVALENTS                         11,481
16,414

Cash and cash equivalents, beginning          160,135
176,885
                                           ----------
----------

Cash and cash equivalents, ending         $   171,616    $
193,299
                                           ==========
==========





      The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund Limited Partnership

                           STATEMENTS OF CASH FLOWS

                          Three Months Ended June 30,
                                 (Unaudited)

                                                    Series 1

-------------------------
                                               1999
1998
                                               ----
----
Cash flows from operating activities:
    Net loss                              $   (51,458)   $
(43,318)    Adjustments
       Distributions from Operating
         Partnerships                          (1,398)
-
       Amortization                             1,544
-
       Share of loss from Operating
         Partnerships                               -
-

    Changes in assets and liabilities
       Increase (Decrease) in accounts
         payable                               46,762
45,641
       Decrease (Increase) in other
         assets                                     -
(1,000)
                                           ----------
----------

         Net cash provided by (used in)
           operating activities                (4,550)
1,323
                                           ----------
----------

        INCREASE (DECREASE) IN CASH AND CASH
           EQUIVALENTS                         (4,550)
1,323

Cash and cash equivalents, beginning            6,640
15,351
                                           ----------
----------

Cash and cash equivalents, ending         $     2,090    $
16,674
                                           ==========
==========





      The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund Limited Partnership

                           STATEMENTS OF CASH FLOWS

                          Three Months Ended June 30,
                                  (Unaudited)

                                                    Series 2

-------------------------
                                              1999
1998
                                              ----
----
Cash flows from operating activities:
    Net loss                              $   (68,569)   $
(72,480)
    Adjustments
       Distributions from Operating
         Partnerships                             800
-
       Amortization                                 -
-
       Share of loss from Operating
         Partnerships                          50,359
53,039

    Changes in assets and liabilities
       Increase (Decrease) in accounts
         payable                               18,739
17,607
       Decrease (Increase) in other
         assets                                     -
-
                                           ----------
----------

         Net cash provided by (used in)
           operating activities                 1,329
(1,834)
                                           ----------
----------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                 1,329
(1,834)

Cash and cash equivalents, beginning            5,497
3,977
                                           ----------
----------

Cash and cash equivalents, ending         $     6,826    $
2,143
                                           ==========
==========




      The accompanying notes are an integral part of these statements.

          Boston Capital Tax Credit Fund Limited Partnership

                       STATEMENTS OF CASH FLOWS

                    Three Months Ended December 31,
                             (Unaudited)

                                                    Series 3

-------------------------
                                             1999
1998
                                             ----
----
Cash flows from operating activities:
    Net loss                              $  (494,576)   $
(425,335)
    Adjustments
       Distributions from Operating
         Partnerships                           1,029
-
       Amortization                                 -
-
       Share of loss from Operating
         Partnerships                         425,895
355,053

    Changes in assets and liabilities
       Increase (Decrease) in accounts
         payable                               70,432
69,457
       Decrease (Increase) in other
         assets                                     -
-
                                           ----------
----------

         Net cash provided by (used in)
           operating activities                 2,780
(825)
                                           ----------
----------

         INCREASE (DECREASE) IN CASH AND CASH
           EQUIVALENTS                          2,780
(825)

Cash and cash equivalents, beginning            2,331
14,333
                                           ----------
----------

Cash and cash equivalents, ending         $     5,111    $
13,508
                                           ==========
=========





      The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund Limited Partnership

                         STATEMENTS OF CASH FLOWS

                       Three Months Ended June 30,
                                (Unaudited)
                                                    Series 4

-------------------------
                                             1999
1998
                                             ----
----
Cash flows from operating activities:
    Net loss                              $ (339,309)   $
(293,054)
    Adjustments
       Distributions from Operating
         Partnerships                              -
-
       Amortization                                -
-
       Share of loss from Operating
         Partnerships                        272,856
225,869

    Changes in assets and liabilities
       Increase (Decrease) in accounts
         payable                              88,853
102,133
       Decrease (Increase) in other
         assets                              (23,504)
(36,903)
                                           ---------
----------

         Net cash provided by (used in)
           operating activities               (1,104)
(1,955)
                                           ---------
----------

         DECREASE IN CASH AND CASH
           EQUIVALENTS                        (1,104)
(1,955)

Cash and cash equivalents, beginning          10,320
1,955
                                           ---------
----------

Cash and cash equivalents, ending         $    9,216    $
-
                                           =========
==========






      The accompanying notes are an integral part of these
statements.
                                     22

              Boston Capital Tax Credit Fund Limited Partnership

                          STATEMENTS OF CASH FLOWS

                         Three Months Ended June 30,
                                 (Unaudited)

                                                    Series 5

-------------------------
                                               1999
1998
                                               ----
----
Cash flows from operating activities:
    Net loss                              $   (13,865)   $
(42,311)
    Adjustments
       Distributions from Operating
         Partnerships                               -
-
       Amortization                                 -
-
       Share of loss from Operating
         Partnerships                           2,982
31,125

    Changes in assets and liabilities
       Increase (Decrease) in accounts
         payable                                9,865
9,914
       Decrease (Increase) in other
         assets                                     -
-
                                           ----------
----------

         Net cash provided by (used in)
           operating activities                (1,018)
(1,272)
                                           ----------
----------
         DECREASE IN CASH AND CASH
           EQUIVALENTS                         (1,018)
(1,272)

Cash and cash equivalents, beginning          118,832
130,957
                                           ----------
----------

Cash and cash equivalents, ending         $   117,814     $
129,685
                                           ==========
==========




      The accompanying notes are an integral part of these statements.

                                   23

             Boston Capital Tax Credit Fund Limited Partnership

                           STATEMENTS OF CASH FLOWS

                          Three Months Ended June 30,
                                  (Unaudited)

                                                    Series 6

-------------------------
                                              1999
1998
                                              ----
----
Cash flows from operating activities:
    Net loss                              $   (69,413)    $
(150,726)
    Adjustments
       Distributions from Operating
         Partnerships                           2,760
9,788
       Amortization                                 -
-
       Share of loss from Operating
         Partnerships                          43,301
125,502

    Changes in assets and liabilities
       Increase (Decrease) in accounts
         payable                               37,396
36,413
       Decrease (Increase) in other
         assets                                     -
-
                                           ----------
----------

         Net cash provided by (used in)
           operating activities                14,044
20,977
                                           ----------
----------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                14,044
20,977

Cash and cash equivalents, beginning           16,515
10,312
                                           ----------
----------

Cash and cash equivalents, ending         $    30,559    $
31,289
                                           ==========
==========





      The accompanying notes are an integral part of these statements.

                                   24

              Boston Capital Tax Credit Fund Limited Partnership
                        NOTES TO FINANCIAL STATEMENTS
                                June 30, 1999
                                 (Unaudited)
NOTE A - ORGANIZATION

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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

     The condensed financial statements included herein as of June 30,
1999 and for the three months then ended have been prepared by the
Partnership, without audit, pursuant to the rules and regulations of the
Securities and Exchange Commission. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the
Partnership adjusts its investment cost for its share of each Operating
Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Partnership in acquiring the investments in
Operating Partnerships are capitalized to the investment account.
The
Partnership's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested


                                    25
           Boston Capital Tax Credit Fund Limited Partnership
               NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           June 30, 1999
                            (Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES (continued) that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's
Annual Report on Form 10-K.

NOTE C - RELATED PARTY TRANSACTIONS
       The Partnership has entered into several transactions with various affiliates of the general partner, including Boston Capital
Partners, Inc. and
Boston Capital Asset Management Limited Partnership.

       General and administrative expenses incurred by Boston
Capital
Partners, Inc. and its affiliates were charged to each series'
operations for
the quarters ended June 30, 1999 and 1998 as follows:
                               1999       1998
                              -----      -----
                Series 1    $ 3,718    $ 2,211
                Series 2      2,802      2,149
                Series 3      6,248      5,896
                Series 4      6,411      4,470
                Series 5      1,931      2,210
                Series 6      2,647      1,785
                             ------     ------
                            $23,757    $18,721
                             ======     ======

       An annual partnership management fee based on .375 percent of the
aggregate cost of all apartment complexes owned by the Operating
Partnerships
has been accrued to Boston Capital Asset Management Limited Partnership. The partnership management fee accrued for the quarters ended June 30, 1999 and 1998 are as follows:
                               1999        1998
                               ----        ----
                Series 1   $ 45,216    $ 45,216
                Series 2     17,310      17,310
                Series 3     67,497      67,497
                Series 4     62,721      62,721
                Series 5      9,864       9,864
                Series 6     36,069      36,069
                            -------     -------
                           $238,677    $238,677
                            =======     =======
      Accounts payable - affiliates at June 30, 1999 and 1998 represents accrued general and administrative expenses and partnership management fees, and advances from an affiliate of the general partner, which are payable to
Boston Capital Partners, Inc., and Boston Capital Asset
Management Limited
Partnership.

                                     26


          Boston Capital Tax Credit Fund Limited Partnership
               NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           June 30, 1999
                            (Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS  (continued)
      As of June 30, 1999, an affiliate of the general partner advanced a total of $498,629 to the Partnership to pay certain operating expenses of the Partnership, and make advances and/or loans to Operating Partnerships. $23,504 of the funds were advanced during the quarter ended June 30, 1999. Below is a table that breaks down by series the advances made to date.

                               1999
                               -------
                   Series 1   $ 61,810
                   Series 2     45,000
                   Series 3    102,250
                   Series 4    289,569
                               -------
                              $498,629
                               =======

These advances are included in Accounts payable-affiliates. These advances, and any additional advances, will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships.

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS
       At June 30, 1999 and 1998, the Partnership had limited partnership interests in one hundred and five Operating Partnerships which own operating apartment complexes as follows: nineteen in Series 1; eight in Series 2;
thirty-three in Series 3; twenty-five in Series 4; five in Series 5; and fifteen in Series 6.

       Under the terms of the Partnership's investment in each Operating
Partnership, the Partnership was required to make capital contributions to such Operating Partnerships. These contributions were payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. At June 30, 1999 and 1998, all capital contributions had been paid.

       The Partnership's fiscal year ends March 31 of each year, while all the
Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating
Partnerships are for the three months ended March 31, 1999.

       The combined unaudited summarized statements of operations of the
Operating Partnerships for the three months ended March 31, 1999 and 1998
are as follows:
                                  27

            Boston Capital Tax Credit Fund Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           June 30, 1999
                            (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                     Three Months Ended March 31,
                             (Unaudited)

                                                 Series 1

---------------------------
                                          1999             1998
                                          ----             ----
Revenues
   Rental                             $ 1,278,692      $
1,227,924
   Interest and other                      74,351
84,821
                                        ---------        -
--------
                                        1,353,043
1,312,745
                                        ---------        -
--------
Expenses
  Interest                                304,880
305,500
  Depreciation and amortization           470,060
431,051
  Operating expenses                    1,046,710
1,006,315
                                        ---------        --
-------
                                        1,821,650
1,742,866
                                        ---------        -
--------
          NET LOSS                    $  (468,607)     $
(430,121)
                                        =========
=========
Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership                $    (1,544)     $
-
                                        =========
=========

Net loss allocated to other partners  $    (4,686)     $
(4,301)
                                        =========
=========

Net loss suspended                    $  (462,377)     $
(425,820)
                                        =========
=========

The variance in allowable loss from the Operating Partnerships for the three months ended March 31, 1999 and 1998 is mainly a result of the way the
Partnership accounts for its investment in Operating
Partnerships.  The
Partnership accounts for its investments using the equity method of
accounting.  Under the equity method of accounting, the
Partnership adjusts
its investment cost for its share of each Operating Partnership's results of
operations and for any distributions received or accrued.
However, the
Partnership recognizes individual operating losses only to the extent of
capital contributions.  Excess losses are suspended for use in future years to
offset excess income.
                                    28

            Boston Capital Tax Credit Fund Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                         June 30, 1999
                           (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                        Three Months Ended March 31,
                              (Unaudited)

                                                Series 2

--------------------------
                                           1999             1998
                                           ----             ----
 Revenues
   Rental                             $   338,724      $
336,363
   Interest and other                      19,957
15,454
                                        ---------
---------
                                          358,681
351,817
                                        ---------
---------
Expenses
  Interest                                106,389
106,548
  Depreciation and amortization           110,529
90,256
  Operating expenses                      275,884
261,688
                                        ---------
---------
                                          492,802
458,492
                                        ---------
---------
          NET LOSS                    $  (134,121)     $
(106,675)
                                        =========
=========
Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership                $   (50,359)     $
(53,039)
                                        =========
=========

Net loss allocated to other partners  $    (1,341)     $
(1,066)
                                        =========
=========

Net loss suspended                    $   (82,421)     $
(52,570)
                                        =========
=========

The variance in allowable loss from the Operating Partnerships for the three
months ended March 31, 1999 and 1998 is mainly a result of the way the
Partnership accounts for its investment in Operating
Partnerships.  The
Partnership accounts for its investments using the equity method of
accounting.  Under the equity method of accounting, the
Partnership adjusts
its investment cost for its share of each Operating Partnership's results of
operations and for an distributions received or accrued.
However, the
Partnership recognizes individual operating losses only to the extent of
capital contributions.  Excess losses are suspended for use in future years to
offset excess income.
                                   29

            Boston Capital Tax Credit Fund Limited Partnership

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED
                             June 30, 1999
                               (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                         Three Months Ended March 31,
                              (Unaudited)

                                                  Series 3

--------------------------
                                          1999             1998
 Revenues                                 ----             ----

   Rental                             $ 1,656,021      $
1,588,512
   Interest and other                      88,021
96,982
                                        ---------
---------
                                        1,744,042
1,655,494
                                        ---------
---------
Expenses
  Interest                                577,450
557,134
  Depreciation and amortization           621,907
605,927
  Operating expenses                    1,325,316
1,131,162
                                        ---------
---------
                                        2,524,673
2,294,223
                                        ---------
---------
          NET LOSS                    $  (780,631)     $
(638,729)
                                       ==========
==========
Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership                $  (425,895)     $
(355,053)
                                       ==========
==========

Net loss allocated to other partners  $    (7,806)     $
(6,387)
                                       ==========
==========

Net loss suspended                    $  (346,930)     $
(277,289)
                                       ==========
==========

The variance in allowable loss from the Operating Partnerships for the three
months ended March 31, 1999 and 1998 is mainly a result of the way the
Partnership accounts for its investment in Operating
Partnerships.  The
Partnership accounts for its investments using the equity method of
accounting.  Under the equity method of accounting, the
Partnership adjusts
its investment cost for its share of each Operating Partnership's results of
operations and for any distributions received or accrued.
However, the
Partnership recognizes individual operating losses only to the extent of
capital contributions.  Excess losses are suspended for use in future years to
offset excess income.
                                    30

           Boston Capital Tax Credit Fund Limited Partnership

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                          June 30, 1999
                           (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

             COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                     Three Months Ended March 31,
                           (Unaudited)

                                                  Series 4

----------------------------
                                          1999             1998
 Revenues                                 ----             ----
   Rental                             $ 1,625,460      $
1,655,913
   Interest and other                      68,452
61,617
                                       ----------
----------
                                        1,693,912
1,717,530
                                       ----------
----------
Expenses
  Interest                                661,123
667,629
  Depreciation and amortization           567,629
575,816
  Operating expenses                    1,158,614
1,005,419
                                       ----------
----------

                                        2,387,366
2,248,864
                                       ----------
----------
          NET LOSS                    $  (693,454)     $
(531,334)
                                       ==========
==========
Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership                $  (272,856)     $
(225,869)
                                       ==========
==========
Net loss allocated to other partners  $    (6,935)     $
(5,313)
                                       ==========
==========

Net loss suspended                    $  (413,663)     $
(300,152)
                                       ==========
==========

The variance in allowable loss from the Operating Partnerships for the three months ended March 31, 1999 and 1998 is mainly a result of the way the
Partnership accounts for its investment in Operating
Partnerships.  The
Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. However, the
Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.

                                  31
            Boston Capital Tax Credit Fund Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            June 30, 1999
                              (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                       Three Months Ended March 31,
                             (Unaudited)

                                                  Series 5

--------------------------
                                           1999             1998
 Revenues                                  ----             ----
   Rental                               $ 166,530        $
164,505
   Interest and other                      16,916
16,968
                                          -------
--------

                                          183,446
181,473
                                          -------
--------
Expenses
  Interest                                 54,046
64,563
  Depreciation and amortization            55,753
59,980
  Operating expenses                      116,971
122,213
                                          -------
--------
                                          226,770
246,756
                                          -------
--------

          NET LOSS                      $ (43,324)       $
(65,283)
                                         ========
========
Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership                  $  (2,982)       $
(31,125)
                                         ========
========

Net loss allocated to other partners    $    (433)       $
(653)
                                         ========
========

Net loss suspended                      $ (39,909)       $
(33,505)
                                         ========
========

The variance in allowable loss from the Operating Partnerships for the three
months ended March 31, 1999 and 1998 is mainly a result of the way the Partnership accounts for its investment in Operating Partnerships. The Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. However, the Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.
                                    32

           Boston Capital Tax Credit Fund Limited Partnership

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                          June 30, 1999
                           (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

           COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                      Three Months Ended March 31,
                             (Unaudited)

                                                  Series 6

--------------------------
                                          1999             1998
 Revenues                                 ----             ----
   Rental                              $1,050,824
$1,050,111
   Interest and other                      59,769
78,356
                                        ---------
---------

                                        1,110,593
1,128,467
                                        ---------
---------
Expenses
  Interest                                333,401
308,992
  Depreciation and amortization           305,245
372,459
  Operating expenses                      588,290
641,509
                                        ---------
---------
                                        1,226,936
1,322,960
                                        ---------
---------
          NET LOSS                     $ (116,343)      $
(194,493)
                                        =========
=========
Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership                 $  (43,301)      $
(125,502)
                                        =========
=========

Net loss allocated to other partners   $   (1,163)      $
(1,945)
                                        =========
=========

Net loss suspended                     $  (71,879)      $
(67,046)
                                        =========
=========

The variance in allowable loss from the Operating Partnerships for the three
months ended March 31, 1999 and 1998 is mainly a result of the way the
Partnership accounts for its investment in Operating
Partnerships.  The
Partnership accounts for its investments using the equity method of
accounting.  Under the equity method of accounting, the
Partnership adjusts
its investment cost for its share of each Operating Partnership's results of
operations and for any distributions received or accrued.
However, the
Partnership recognizes individual operating losses only to the extent of
capital contributions.  Excess losses are suspended for use in future years to
offset excess income.
                                   33

             Boston Capital Tax Credit Fund Limited Partnership

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           June 30, 1999
                            (Unaudited)

NOTE E - TAXABLE LOSS

        The Partnership's taxable loss for the year ended December 31, 1999 is expected to differ from its loss for financial reporting purposes for the year ended March 31, 2000. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods. No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners and assignees individually.




































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

    The Partnership is currently accruing the annual partnership management fee. Partnership management fees accrued during the quarter ended June 30, 1999 were $232,101 and total partnership management fees accrued as of
June 30, 1999 were $6,684,151. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Partnership receives sales or refinancing proceeds from Operating Partnerships, which will be used to satisfy such liabilities.

    The Partnership has recorded $555,986 as payable to affiliates. This represents advances to pay certain third party operating expenses of the Partnership, make advances and/or loans to Operating Partnerships, and accrued overhead allocations. The breakout between series are: $67,391 in series 1, $59,373 in series 2, $123,357 in series 3, $301,917 in series 4, none in series 5, and $3,948 in series 6. These and any future advances or accruals will be paid, without interest, from available cash flow, reporting fees, or proceeds of sales or refinancing of the Partnership's interest in Operating Partnerships.

Capital Resources
-----------------
    The Partnership offered BACs in a Public Offering declared effective by
the Securities and Exchange Commission on August 29, 1988.  The
Partnership
received and accepted subscriptions for $97,746,940 representing
9,740,300
BACs from investors admitted as BAC Holders in Series 1 through Series 6 of the Partnership. Offers and sales of BACs in Series 1 through Series 6 of the
Partnership were completed and the last of the BACs in Series 6 were issued by the Partnership on September 29, 1989. At June 30, 1999 and 1998 the
Partnership had limited partnership equity interests in 105
Operating
Partnerships.













                               35


Capital Resources (continued)
-----------------
     As of June 30, 1999 the Partnership had $171,616 in remaining net offering proceeds. Below is a table, which provides, by series, the equity raised, number of BAC's sold, final date BAC's were offered, number of properties invested in, and remaining proceeds.

                                      Final        Number of
Proceeds Series     Equity        BAC's      Close Date
Properties     Remaining
------   -----------    ---------   ----------    ----------
---------
  1      $12,999,000    1,299,900    12/18/88         19
$  2,090
  2      $ 8,303,000      830,000    03/30/89          8
$  6,826
  3      $28,822,000    2,822,200    03/14/89         33
$  5,111
  4      $29,788,160    2,995,300    07/07/89         25
$  9,216
  5      $ 4,899,000      489,900    08/22/89          5
$117,814
  6      $12,935,780    1,303,000    09/29/89         15
$ 30,559
         -----------    ---------                    ---
-------
         $97,746,940    9,740,300                    105
$171,616
         ===========    =========                    ===
=======


































                                36

Results of Operations
---------------------

    At June 30, 1999 and 1998 the Partnership held limited partnership interests in 105 Operating Partnerships. In each instance the Apartment
Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test(i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

    The Partnership incurs an annual partnership management fee to the General
Partner and/or its affiliates in an amount equal to 0.375% of the aggregate cost of the Apartment Complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid by the Operating Partnerships. The annual partnership management fee is currently being accrued. It is anticipated that all outstanding fee will be repaid from sale or refinancing proceeds. The annual partnership management fee charged to operations for the quarters ended June 30, 1999 and 1998 were $217,350 and $219,178, respectively.

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

    Series 1.
    ---------  As of June 30, 1999 and 1998, the average
Qualified
Occupancy for the series was 100%.  The series had a total of 19 properties at June 30, 1999.  Out of the total, 19 were at 100%
Qualified Occupancy.

    For the three months being reported, the series reflects a net loss from
Operating Partnerships of $468,607. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect a net loss of $1,453. Substantially all of the net loss is attributable to accrued mortgage interest not currently payable by Kingston Property Associates (Broadway East Townhomes), Genesee Commons Associates (River Park Commons), and Unity Park Associates (Unity Park Phase II). All three Operating Partnerships have forbearance agreements in place allowing the property to pay minimal mortgage payments while the property continues to accrue all interest payments due. Occupancy remains low at Unity Park Associates, (Unity Park Phase II), and
Kingston Property Associates (Broadway East Townhomes), but Genesee Commons (River Park Commons) has improved to average 91% occupancy for the first half of 1999 and has begun making partial mortgage Payments. The properties have

                                   37
received loans from the state housing agency, which are being used to complete rehabilitation work. This rehab is ongoing and loan proceeds will continue to fund repairs until the moneys are exhausted. The management company feels these repairs should have a positive effect on occupancy as they did at Genesee Commons (River Park Commons).

     The properties owned by Townhomes of Minnehaha Court (Minnehaha Court Apartments) and Virginia Circle (Virginia Circle Townhomes) have shown improved operating results but continue to incur high operating expenses, which have resulted in operating deficits. Minnesota Housing Finance Agency has continued their commitment to support improved operations by granting interest free mortgage loans to Townhomes of Minnehaha and Virginia Circle to correct deferred maintenance issues. Work on many of these issues has been completed. The management company is working on completing the remaining items as weather, vacancies and time permits. It is anticipated that the improvements will allow for a reduction of operating expenses in the future, which is essential for continued improvement in the properties' performance.

Series 2.
    ---------  As of June 30, 1999 and 1998, the average
Qualified
Occupancy for the series was 100% for both years. The series had a total of eight properties at June 30, 1999 all of which were at 100% Qualified Occupancy.

     For the three months being reported the series reflects a net loss from the Operating Partnerships of $134,121. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect a net loss of
$23,592.

     The properties owned by Haven Park Partners III, A California L.P. (Glenhaven Park III) and Haven Park Partners IV, A California L.P. (Glenhaven Park IV) continue to suffer from high operating expenses and occupancy issues. As of May 31, 1999 physical occupancy at the two properties was 86% and 92%, respectively. The properties suffer from excessive expenses compared to operating income. There are few ways of further reducing expenses. A not-for-profit company is being sought to serve as General Partner to reduce the real estate expenses. The Operating General Partner has developed a capital needs plan to address what can be done to the properties in hopes of improving occupancy levels. Deferred maintenance issues are budgeted for completion in this year's business plan and the manager is currently bidding the work. Deferred Maintenance issues related to two vacant units have been completed and the units are being prepared for occupancy and should be occupied in September or October 1999.

     Annadale Housing Partners (Kingsview Manor & Estates) has reported net losses due to operational issues associated with the property. Decreasing occupancy during the quarter and economic factors relevant to the marketplace prevent the necessary rental income from being generated to cover the operational expenses.
In order to address these issues, the Operating General Partner has hired a consultant to assist management in aggressively marketing the property. In addition, the management agent has hired a new on-site manager and leasing agent. The rental rates at the property were increased


                                 38
during the last quarter of 1998.  In a step to cut costs even further the
Operating General Partner has initiated loan restructure discussions with the first lender for more favorable terms.
These talks are currently ongoing and the outcome cannot be
determined at this time.   The Investment General Partner
continues to monitor this situation closely. Occupancy is 89% as of June 30, 1999.

    Series 3.
    ---------  As of June 30, 1999 and 1998, the average
Qualified
Occupancy for the series was 99.7% and 99.5%, respectively. The series had a total of 33 properties at June 30, 1999 of which 31 were at 100% Qualified Occupancy.

     For the three months being reported series reflects a net loss from the
Operating Partnerships of $780,631. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect a net loss of $158,724.

     The Investment General Partner continues to monitor the operations of Lincoln Hotel Associates (Lincoln Apartments) in an effort to improve the overall results of operations of the series. A recent rehabilitation of the property has been completed and should assist in attracting new tenants. As of June 30, 1999 the overall physical occupancy of the property was 87%. The management company, with the assistance of area housing agencies and more thorough screening process, has greatly improved occupancy rates. The improved occupancy and expense reduction resulted in a 1999 first quarter net income of $32,416 as compared to the net loss of $74,273 recorded for the first quarter of 1998. For the first half of 1999, the property recorded net income of $36,031 as compared to the net loss of $117,392 recorded in the same period of 1998.

     The property owned by California Investors VI L.P. (Orchard
Park) has increased its physical occupancy from 91% as of March 31, 1999 to 99% as of June 30, 1999. The increased occupancy is the result of the management company's aggressive marketing efforts. The Operating General Partner, with the assistance of a consultant, developed a new marketing campaign, which was implemented during the last quarter of 1998. In addition, the management company replaced the site manager and leasing agent.
A large recreation facility is expected to be built adjacent to the property at the end of 1999. Once this park is opened, it is expected to further enhance the appeal of Orchard Park Apartments to families.

     The Operating General Partner of Hidden Cove Apartments (Hidden Cove) continues to incur operating deficits due to high operating expenses. While the new management company has been successful in reducing the deficits by reducing expenses, the property remains unable to operate above break-even. The Operating General Partner has been funding a capital improvement plan established by the new management company in hopes of improving the property's appeal. Average occupancy at the property remains at 98%. To date the Operating General Partner has been unsuccessful in securing refinancing through local lenders. During the completion of the 1998 audit, the Operating General Partner was notified by the lender that mortgage interest had not been accruing at the proper rate. As such, an adjustment was made to correct the outstanding principal and interest balances.

                                39
      Central Parkway Tower (Central Parkway Towers), continues to experience occupancy problems. Physical occupancy as of June 30, 1999 was 63%. The low occupancy continues to result in operating deficits, accrued payables, and deferred maintenance. The property manager is currently trying to increase occupancy by working with city, state, and federal agencies to expand referrals and contracts. The property continues to receive monthly income from the county mental health board, although the contract has not been formally renewed since it expired in 1996.

Series 4.
    ---------  As of June 30, 1999 and 1998, the average
Qualified
Occupancy for the series was 100% for both years.  The series had
a
total of 25 properties at June 30, 1999, all of which were at
100%
Qualified Occupancy.

     For the three months being reported series reflects a net loss from the Operating Partnerships of $272,856. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflects positive operations of $294,773.

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

     The Operating Partnership, Van Dyck Estates XVI-A (Van Dyck Estates XVI-A) continues to pay its delinquent real estate taxes in accordance with the repayment plan. A recent reduction in real estate taxes has allowed the property to operated close to break-even. The property continues to operate at nearly 100% occupancy every month.

     Central Parkway Tower (Central Parkway Towers), continues to experience occupancy problems. Physical occupancy as of June 30, 1999 was 63%. The low occupancy continues to result in operating deficits, accrued payables, and deferred maintenance. The property manager is currently trying to increase occupancy by working with city, state, and federal agencies to expand referrals and contracts. The property continues to receive monthly income from the county mental health board, although the contract has not been formally renewed since it expired in 1996.

     The property owned by Haven Park Partners, A California L.P. (Glenhaven Park II) continue to suffer from high operating expenses and occupancy issues. As of May 31, 1999, physical occupancy was 86%. The property suffers from excessive expenses compared to operating income. There are few ways of further reducing expenses. A not-for-profit company is being sought to serve as General Partner to reduce the real estate tax expense. The Operating General Partner has developed a capital needs plan to address what can be done

                                40
to the property in hopes of improving occupancy levels. Deferred maintenance issues are budgeted for completion in this year's business plan and the manager is currently bidding the work. Deferred Maintenance issues related to two vacant units have been completed and the units are being prepared for occupancy and should be occupied in September or October 1999.


    Series 5.
    ---------  As of June 30 1999 and 1998, the average Qualified
Occupancy for the series was 100% for both years.  The series had
a
total of five properties at June 30, 1999, all of which were at
100%
Qualified Occupancy.

     For the three months being reported the series reflects a net loss from the Operating Partnerships of $43,324. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect a positive operations of $12,429.

     Annadale Housing Partners (Kingsview Manor & Estates) has reported net losses due to operational issues associated with the property. Decreasing occupancy during the quarter and economic factors relevant to the marketplace prevent the necessary rental income from being generated to cover the operational expenses.
In order to address these issues, the Operating General Partner has hired a consultant to assist management in aggressively marketing the property. In addition, the management agent has hired a new on-site manager and leasing agent. The rental rates at the property were increased during the last quarter of 1998. In a step to cut costs even further the Operating General Partner has initiated loan restructure discussions with the first lender for more favorable terms. These talks are currently ongoing and the outcome cannot be determined at this time. The Investment General Partner continues to monitor this situation closely. Occupancy is 89% as of June 30, 1999.

     The property owned by Glenhaven Park Partners, A California L.P. (Glenhaven Estates) continue to suffer from high operating expenses and occupancy issues. As of June 30, 1999, physical occupancy was 92%. The property suffers from excessive expenses compared to operating income. There are few ways of further reducing expenses. A not-for-profit company is being sought to serve as General Partner to reduce the real estate tax expense. The Operating General Partner has developed a capital needs plan to address what can be done to the property in hopes of improving occupancy levels. Deferred maintenance issues are budgeted for completion in this year's business plan and the manager is currently bidding the work. Deferred maintenance issues related to two units have been completed and the units are being prepared for occupancy and should be occupied in September or October 1999.









                                41
     Series 6.
    ---------  As of June 30, 1999, the average Qualified
Occupancy for the series was 100% and 99.7%, respectively. The series had a total of 15 properties at June 30, 1999 of which 14 were at 100% Qualified Occupancy.

     For the three months being reported the series reflects a net loss from the Operating Partnerships of $116,343. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of
$188,902.


Year 2000 Compliance
--------------------
     As previously stated in the Fund's 10-K, Boston Capital and its management have reviewed the potential computer problems that may arise from the century date change known as the "Year 2000" or "Y2K" problem. We are currently in the process of taking the necessary precautions to minimize any disruptions. The majority of Boston Capital's systems are "Y2K" compliant. For all remaining systems we are working with the vendors to make the necessary upgrades and replacements. Boston Capital believes that all of its systems will be fully compliant before the year 2000 and is committed to ensuring that the "Y2K" issue will have no impact on our investors.
































                                      42
                       PART II - OTHER INFORMATION


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















                                  43

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



                                BOSTON CAPITAL TAX CREDIT
                                FUND LIMITED PARTNERSHIP



                           By:  Boston Capital Associates Limited
                                Partnership, General Partner



                           By:  C&M Associates, d/b/a
                                Boston Capital Associates



Date:  August 16, 1998     By:   /s/JOHN P. MANNING
                                 ---------------------------
                                John P. Manning, Partner
                                Partner & Principal Financial
                                Officer
























                                    44