Form 10-Q
period 1999-09-30
BOSTON CAPITAL TAX CREDIT FUND LTD PARTNERSHIP
filed 1999-11-17
CIK 835095

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  September 30, 1999
                                     --------------------
                                               or

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



                        QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED September 30, 1999
              -----------------------------------------------


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

PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K..................

            Signatures........................................





















               Boston Capital Tax Credit Fund Limited Partnership

                            BALANCE SHEETS



                                            September 30,
March 31,
                                                1999
1999
                                             (Unaudited)
(Audited)
                                            ------------
------------
ASSETS

INVESTMENTS IN OPERATING
PARTNERSHIPS (Note D)                        $11,623,281
$12,964,520

OTHER ASSETS
   Cash and cash equivalents                     140,322
160,135
   Other assets                                  744,533
721,229
                                              ----------
----------

                                             $12,508,136
$13,845,884
                                              ==========
==========

LIABILITIES

Accounts payable                             $         -
$         -
Accounts payable - affiliates (Note C)         7,533,826
6,969,091
                                              ----------
----------

PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 9,800,600 issued and       5,774,478
7,657,936
     outstanding

General Partner                                 (800,168)
(781,143)
                                              ----------
----------
                                               4,974,310
6,876,793
                                              ----------
----------

                                             $12,508,136
$13,845,884
                                              ==========
==========




       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund Limited Partnership

                              BALANCE SHEETS

                                                      SERIES 1

---------------------------

                                      September 30,     March 31,
                                                1999
1999
                                             (Unaudited)
(Audited)
                                             ----------
----------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                     $   14,752       $
22,969


OTHER ASSETS
Cash and cash equivalents                         3,265
6,640
Other assets                                     68,113
68,113
                                              ---------        -
--------

                                             $   86,130       $
97,722
                                              =========
=========

LIABILITIES

Accounts payable                             $        -       $
-
Accounts payable - affiliates (Note C)        1,605,139
1,497,650
                                              ---------        --
-------

PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 1,299,900 issued and     (1,390,595)
(1,272,705)
     outstanding

General Partner                                (128,414)
(127,223)
---------        ---------

                                             (1,519,009)
(1,399,928)
                                              ---------        -
--------

                                             $   86,130        $
97,722
                                              =========
=========



         The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund Limited Partnership

                           BALANCE SHEETS

                                                      SERIES 2

----------------------------

                                           September 30,
March 31,
                                                1999
1999
ASSETS                                       (Unaudited)
(Audited)
                                             -----------
---------
INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                      $  649,687      $
731,325

OTHER ASSETS
Cash and cash equivalents                          6,920
5,497
Other assets                                     360,285
360,285
                                               ---------
---------

                                              $1,016,892
$1,097,107
                                               =========
=========



LIABILITIES

Accounts payable                              $        -      $
-
Accounts payable - affiliates (Note C)           526,130
479,154
                                               ---------
---------

PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 830,300 issued and
     outstanding                                 555,197
681,116

General Partner                                  (64,435)
(63,163)
                                               ---------
---------

                                                 490,762
617,953
                                               ---------
---------

                                              $1,016,892
$1,097,107
                                               =========
=========



        The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund Limited Partnership

                              BALANCE SHEETS

                                                       SERIES 3

----------------------------

                                           September 30,
March 31,
                                                1999
1999
ASSETS                                       (Unaudited)
(Audited)
                                             -----------
---------
INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                      $  730,435
$1,289,310

OTHER ASSETS
Cash and cash equivalents                          1,515
2,331    Other assets                                      41,661
41,861
                                               ---------
---------

                                              $  773,611
$1,333,502
                                               =========
=========



LIABILITIES

Accounts payable                              $        -      $
-
Accounts payable - affiliates (Note C)         2,052,662
1,898,749
                                               ---------
---------

PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 2,882,200 issued and
     outstanding                              (1,014,347)
(307,681)


General Partner                                 (264,704)
(257,566)
                                               ---------
---------

                                              (1,279,051)
(565,247)
---------       ---------

                                              $  773,611
$1,333,502
                                               =========
=========


       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund Limited Partnership

                           BALANCE SHEETS

                                                      SERIES 4

----------------------------
                                            September 30,
March 31,
                                                1999
1999
                                             (Unaudited)
(Audited)
                                            ------------
----------
ASSETS

   INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                     $ 6,124,307     $
6,648,529

OTHER ASSETS

   Cash and cash equivalents                       1,191
10,320          Other assets
241,361         217,857
                                              ----------      -
---------

                                             $ 6,366,859     $
6,876,706
                                              ==========
==========



LIABILITIES

Accounts payable                             $         -     $
-
Accounts payable - affiliates (Note C)         1,964,648
1,801,996
                                              ----------      -
---------

PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 2,995,300 issued and
     outstanding                               4,618,293
5,284,067
General Partner                                 (216,082)
(209,357)
                                              ----------      -
---------

                                               4,402,211
5,074,710                                                    ---
-------      ----------

                                             $ 6,366,859     $
6,876,706
                                              ==========
==========


          The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund Limited Partnership

                            BALANCE SHEETS

                                                      SERIES 5

----------------------------
                                            September 30,
March 31,
                                                1999
1999
                                             (Unaudited)
(Audited)
                                            ------------
----------

ASSETS

  INVESTMENTS IN OPERATING
  PARTNERSHIPS (Note D)                       $  563,541      $
598,143


OTHER ASSETS

  Cash and cash equivalents                      109,589
118,832
  Other assets                                    33,113
33,113
                                               ---------
---------

                                              $  706,243      $
750,088
                                               =========
=========



LIABILITIES

Accounts payable                              $        -      $
-
Accounts payable - affiliates (Note C)           166,464
146,736
                                               ---------
---------

PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 489,900 issued and
     outstanding                                 576,132
639,069

General Partner                                  (36,353)
(35,717)
                                               ---------
---------

                                                 539,779
603,352
                                               ---------
---------

                                              $  706,243      $
750,088
=========       =========

     The accompanying notes are an integral part of these
statements.
                                  6

            Boston Capital Tax Credit Fund Limited Partnership

                         BALANCE SHEETS


                                                     SERIES 6

----------------------------
                                            September 30,
March 31,
                                                1999
1999
                                            (Unaudited)
(Audited)
                                            ------------
----------

ASSETS

   INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                      $3,540,559
$3,674,244


OTHER ASSETS

   Cash and cash equivalents                      17,842
16,515
   Other assets                                        -
-
                                               ---------
---------

                                              $3,558,401
$3,690,759
                                               =========
=========



LIABILITIES

Accounts payable                              $        -      $
-
Accounts payable - affiliates (Note C)         1,218,783
1,144,806
---------       ---------
PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 1,303,000 issued and
     outstanding                               2,429,798
2,634,070

General Partner                                  (90,180)
(88,117)
                                               ---------
---------

                                               2,339,618
2,545,953
                                               ---------
---------

                                              $3,558,401
$3,690,759
                                               =========
=========

      The accompanying notes are an integral part of these
statements.
                                   7

             Boston Capital Tax Credit Fund Limited Partnership

                         STATEMENTS OF OPERATIONS

                     Three Months Ended September 30,
                               (Unaudited)



                                             1999         1998
                                             ----         ----

Income
  Interest income                       $     1,009   $     1,193
  Miscellaneous income                           10             -
                                         ----------    ----------

                                              1,019         1,193
                                         ----------    ----------

Share of loss from Operating
  Partnerships (Note D)                    (541,113)
(768,033)
                                         ----------    ----------

Expenses
  Professional fees                          72,050             -
  Partnership management fees (Note C)      238,677       232,070
  General and administrative expenses        14,472       104,085
                                         ----------    ----------

                                            325,199       336,155
                                         ----------    ----------


  NET LOSS                              $  (865,293)
$(1,102,995)
                                         ==========    ==========

Net loss allocated to assignees         $  (856,640)
$(1,091,966)
                                         ==========    ==========

Net loss allocated to general partner   $    (8,653)  $
(11,029)
                                         ==========    ==========

Net loss per BAC                        $      (.47)  $
(.56)
                                         ==========    ==========





       The accompanying notes are an integral part of these statements.

          Boston Capital Tax Credit Fund Limited Partnership

                       STATEMENTS OF OPERATIONS

                   Three Months Ended September 30,
                             (Unaudited)

                                                      SERIES 1

-----------------------
                                                  1999
1998
                                                  ----
----
Income
  Interest income                             $       65     $
85
  Miscellaneous income                                 -
-
                                                --------
--------

                                                      65
85
                                                --------
--------

Share of loss from Operating
  Partnerships (Note D)                           (8,070)
-
                                                --------
--------

Expenses
  Professional fees                               12,560
-
  Partnership management fees (Note C)            45,216
45,216
  General and administrative expenses              1,841
18,700
                                                --------
--------

                                                  59,617
63,916
                                                --------
--------


  NET LOSS                                    $  (67,622)    $
(63,831)
                                                ========
========

Net loss allocated to assignees               $  (66,946)    $
(63,193)
                                                ========
========

Net loss allocated to general partner         $     (676)    $
(638)
                                                ========
========

Net loss per BAC                              $     (.05)    $
(.04)
                                                ========
========






        The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund Limited Partnership

                        STATEMENTS OF OPERATIONS

                    Three Months Ended September 30,
                               (Unaudited)


                                                     SERIES 2

----------------------
                                                  1999
1998
                                                  ----
----
Income
  Interest income                             $      73     $
34
  Miscellaneous income                                -
-
                                               --------
--------

                                                     73
34
                                               --------
--------

Share of loss from Operating
  Partnerships (Note D)                         (30,480)
(36,523)
                                               --------
--------

Expenses
  Professional fees                               9,075
-
  Partnership management fees (Note C)           17,310
15,432
  General and administrative expenses             1,829
13,070
                                               --------
--------

                                                 28,214
28,502
                                               --------
--------


  NET LOSS                                    $ (58,621)    $
(64,991)
                                               ========
========

Net loss allocated to assignees               $ (58,035)    $
(64,341)
                                               ========
========

Net loss allocated to general partner         $    (586)    $
(650)
                                               ========
========

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

            Boston Capital Tax Credit Fund Limited Partnership

                        STATEMENTS OF OPERATIONS

                       Three Months Ended September 30,
                              (Unaudited)


                                                     SERIES 3

----------------------
                                                 1999
1998
                                                 ----
----
Income
  Interest income                             $      79     $
72
  Miscellaneous income                                -
-
                                               --------
--------

                                                     79
72
                                               --------
--------

Share of loss from Operating
  Partnerships (Note D)                        (131,952)
(377,805)
                                               --------
--------

Expenses
  Professional Fees                              15,700
-
  Partnership management fees (Note C)           67,497
63,040
  General and administrative expenses             4,159
22,866
                                               --------
--------
                                                 87,356
85,906
                                               --------
--------


  NET LOSS                                    $(219,229)
$(463,639)
                                               ========
========

Net loss allocated to assignees               $(217,037)
$(459,003)
                                               ========
========

Net loss allocated to general partner         $  (2,192)    $
(4,636)
                                               ========
========

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

           Boston Capital Tax Credit Fund Limited Partnership

                         STATEMENTS OF OPERATIONS

                      Three Months Ended September 30,
                               (Unaudited)


                                                     SERIES 4

----------------------
                                                 1999
1998
                                                 ----
----
Income
  Interest income                             $      80     $
27
  Miscellaneous income                                -
-
                                               --------
--------

                                                     80
27
                                               --------
--------

Share of loss from Operating
  Partnerships (Note D)                        (251,364)
(251,731)
                                               --------
--------

Expenses
  Professional fees                              15,380
-
  Partnership management fees (Note C)           62,721
62,721
  General and administrative expenses             3,805
23,471
                                               --------
--------

                                                 81,906
86,192
                                               --------
--------


  NET LOSS                                    $(333,190)
$(337,896)
                                               ========
========

Net loss allocated to assignees               $(329,858)
$(334,517)
                                               ========
========

Net loss allocated to general partner         $  (3,332)    $
(3,379)
                                               ========
========

Net loss per BAC                              $    (.11)    $
(.11)
                                               ========
========





       The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund Limited Partnership

                       STATEMENTS OF OPERATIONS

                     Three Months Ended September 30,
                              (Unaudited)

                                                      SERIES 5

----------------------
                                                 1999
1998
                                                 ----
----
Income
  Interest income                             $     576     $
808
  Miscellaneous income                                -
-

--------      --------

                                                    576
808
                                               --------
--------

Share of loss from Operating
  Partnerships (Note D)                         (31,620)
(26,414)
                                               --------
--------

Expenses
  Professional fees                               7,600
-
  Partnership management fees (Note C)            9,864
9,592
  General and administrative expenses             1,200
10,444
                                               --------
--------

                                                 18,664
20,036
                                               --------
--------


  NET LOSS                                    $ (49,708)    $
(45,642)
                                               ========
========

Net loss allocated to assignees               $ (49,211)    $
(45,186)
                                               ========
========

Net loss allocated to general partner         $    (497)    $
(456)
                                               ========
========

Net loss per BAC                              $    (.09)    $
(.09)
                                               ========
========





       The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund Limited Partnership

                     STATEMENTS OF OPERATIONS

                   Three Months Ended September 30,
                           (Unaudited)

                                                      SERIES 6

----------------------
                                                 1999
1998
                                                 ----
----
Income
  Interest income                             $     136     $
167
  Miscellaneous income                               10
-
                                               --------
--------

                                                    146
167
                                               --------
--------

Share of loss from Operating
  Partnerships (Note D)                         (87,627)
(75,560)
                                               --------
--------

Expenses
  Professional fees                              11,735
-
  Partnership management fees (Note C)           36,069
36,069
  General and administrative expenses             1,638
15,534
                                               --------
--------

                                                 49,442
51,603
                                               --------
--------


  NET LOSS                                    $(136,923)
$(126,996)
                                               ========
========

Net loss allocated to assignees               $(135,554)
$(125,726)
                                               ========
========

Net loss allocated to general partner         $  (1,369)    $
(1,270)
                                               ========
========

Net loss per BAC                              $    (.09)    $
(.09)
                                               ========
========





       The accompanying notes are an integral part of these statements.

          Boston Capital Tax Credit Fund Limited Partnership

                         STATEMENTS OF OPERATIONS

                      Six Months Ended September 30,
                               (Unaudited)



                                             1999         1998
                                             ----         ----

Income
  Interest income                       $     1,863    $    2,447
  Miscellaneous income                           10            11
                                         ----------    ----------

                                              1,873         2,458
                                         ----------    ----------

Share of loss from Operating
  Partnerships (Note D)                  (1,338,050)
(1,558,621)
                                         ----------    ----------

Expenses
  Professional fees                          72,050             -
  Partnership management fees (Note C)      456,027       451,247
  General and administrative expenses        38,229       122,805
                                         ----------    ----------

                                            566,306       574,052
                                         ----------    ----------


  NET LOSS                              $(1,902,483)
$(2,130,215)
                                         ==========    ==========

Net loss allocated to assignees         $(1,883,458)
$(2,108,913)
                                         ==========    ==========

Net loss allocated to general partner   $   (19,025)  $
(21,302)
                                         ==========    ==========

Net loss per BAC                        $      (.94)  $
(1.14)
                                         ==========    ==========




       The accompanying notes are an integral part of these statements.

          Boston Capital Tax Credit Fund Limited Partnership

                       STATEMENTS OF OPERATIONS

                    Six Months Ended September 30,
                             (Unaudited)

                                                      SERIES 1

-----------------------
                                                  1999
1998
                                                  ----
----
Income
  Interest income                             $       85     $
194
  Miscellaneous income                                 -
-
                                                --------
--------

                                                      85
194
                                                --------
--------

Share of loss from Operating
  Partnerships (Note D)                           (9,614)
-
                                                --------
--------

Expenses
  Professional fees                               12,560
-
  Partnership management fees (Note C)            91,432
86,432
  General and administrative expenses              5,560
20,911
                                                --------
--------

                                                 109,552
107,343
                                                --------
--------


  NET LOSS                                    $ (119,081)
$(107,149)
                                                ========
========

Net loss allocated to assignees               $ (117,890)
$(106,078)
                                                ========
========

Net loss allocated to general partner         $   (1,191)    $
(1,071)
                                                ========
========

Net loss per BAC                              $     (.09)    $
(.08)
                                                ========
========






        The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund Limited Partnership

                        STATEMENTS OF OPERATIONS

                     Six Months Ended September 30,
                               (Unaudited)


                                                     SERIES 2

----------------------
                                                  1999
1998
                                                  ----
----
Income
  Interest income                             $      97     $
53
  Miscellaneous income                                -
-
                                               --------
--------

                                                     97
53
                                               --------
--------

Share of loss from Operating
  Partnerships (Note D)                         (80,839)
(89,562)
                                               --------
--------

Expenses
  Professional fees                               9,075
-
  Partnership management fees (Note C)           32,742
32,742
  General and administrative expenses             4,632
15,220
                                               --------
--------

                                                 46,449
47,961
                                               --------
--------


  NET LOSS                                    $(127,191)
$(137,471)
                                               ========
========

Net loss allocated to assignees               $(125,919)
$(136,096)
                                               ========
========

Net loss allocated to general partner         $  (1,272)    $
(1,375)
                                               ========
========

Net loss per BAC                              $    (.13)    $
(.16)
                                               ========
========




       The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund Limited Partnership

                        STATEMENTS OF OPERATIONS

                      Six Months Ended September 30,
                              (Unaudited)


                                                     SERIES 3

----------------------
                                                 1999
1998
                                                 ----
----
Income
  Interest income                             $      94     $
172
  Miscellaneous income                                -
11
                                               --------
--------

                                                     94
183
                                               --------
--------

Share of loss from Operating
  Partnerships (Note D)                        (557,847)
(732,858)
                                               --------
--------

Expenses
  Professional Fees                              15,700
-
  Partnership management fees (Note C)          129,944
127,537
  General and administrative expenses            10,407
28,761
                                               --------
--------
                                                156,051
156,298
                                               --------
--------


  NET LOSS                                    $(713,804)
$(888,973)
                                               ========
========

Net loss allocated to assignees               $(706,666)
$(880,083)
                                               ========
========

Net loss allocated to general partner         $  (7,138)    $
(8,890)
                                               ========
========

Net loss per BAC                              $    (.24)    $
(.31)
                                               ========
========





       The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund Limited Partnership

                         STATEMENTS OF OPERATIONS

                      Six Months Ended September 30,
                               (Unaudited)


                                                     SERIES 4

----------------------
                                                 1999
1998
                                                 ----
----
Income
  Interest income                             $     131     $
34
  Miscellaneous income                                -
-
                                               --------
--------

                                                    131
34
                                               --------
--------

Share of loss from Operating
  Partnerships (Note D)                        (524,220)
(477,600)
                                               --------
--------

Expenses
  Professional fees                              15,380
-
  Partnership management fees (Note C)          122,815
125,442
  General and administrative expenses            10,215
27,941
                                               --------
--------

                                                148,410
153,383
                                               --------
--------


  NET LOSS                                    $(672,499)
$(630,949)
                                               ========
========

Net loss allocated to assignees               $(665,774)
$(624,640)
                                               ========
========

Net loss allocated to general partner         $  (6,725)    $
(6,309)
                                               ========
========

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

           Boston Capital Tax Credit Fund Limited Partnership

                       STATEMENTS OF OPERATIONS

                     Six Months Ended September 30,
                              (Unaudited)

                                                      SERIES 5

----------------------
                                                 1999
1998
                                                 ----
----
Income
  Interest income                             $   1,216     $
1,696
  Miscellaneous income                                -
-

--------      --------

                                                  1,216
1,696
                                               --------
--------

Share of loss from Operating
  Partnerships (Note D)                         (34,602)
(57,539)
                                               --------
--------

Expenses
  Professional fees                               7,600
-
  Partnership management fees (Note C)           19,456
19,456
  General and administrative expenses             3,131
12,653
                                               --------
--------

                                                 30,187
32,109
                                               --------
--------


  NET LOSS                                    $ (63,573)    $
(87,952)
                                               ========
========

Net loss allocated to assignees               $ (62,937)    $
(87,072)
                                               ========
========

Net loss allocated to general partner         $    (636)    $
(880)
                                               ========
========

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

           Boston Capital Tax Credit Fund Limited Partnership

                     STATEMENTS OF OPERATIONS

                   Six Months Ended September 30,
                           (Unaudited)

                                                      SERIES 6

----------------------
                                                 1999
1998
                                                 ----
----
Income
  Interest income                             $     240     $
298
  Miscellaneous income                               10
-
                                               --------
--------

                                                    250
298
                                               --------
--------

Share of loss from Operating
  Partnerships (Note D)                        (130,928)
(201,062)
                                               --------
--------

Expenses
  Professional fees                              11,735
-
  Partnership management fees (Note C)           59,638
59,638
  General and administrative expenses             4,284
17,319
                                               --------
--------

                                                 75,657
76,957
                                               --------
--------


  NET LOSS                                    $(206,335)
$(277,721)
                                               ========
========

Net loss allocated to assignees               $(204,272)
$(274,944)
                                               ========
========

Net loss allocated to general partner         $  (2,063)    $
(2,777)
                                               ========
========

Net loss per BAC                              $    (.14)    $
(.21)
                                               ========
========





       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund Limited Partnership

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                     Six Months Ended September 30, 1999
                               (Unaudited)



                                               General
                                Assignees      Partner      Total
                                ---------      -------      -----


Partners' capital (deficit),
    April 1, 1999             $ 7,657,936     $(781,143) $
6,876,793


Net loss                       (1,883,458)      (19,025)
(1,902,483)
                               ----------      --------
----------


Partners' capital (deficit),
September 30, 1999            $ 5,774,478     $(800,168) $
4,974,310
                               ==========      ========
==========
























       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund Limited Partnership

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                     Six Months Ended September 30, 1999
                                 (Unaudited)


                                               General
                                Assignees      Partner
Total
                                ---------      -------
-----
Series 1
--------

Partners' capital (deficit),
    April 1, 1999             $(1,272,705)    $(127,223)
$(1,399,928)

Net loss                         (117,890)       (1,191)
(119,081)
                                ---------      --------    --
--------
Partners' capital (deficit),
September 30, 1999            $(1,390,595)    $(128,414)
$(1,519,009)
                                =========      ========
==========

Series 2
--------

Partners' capital (deficit),
    April 1, 1999             $   681,116     $ (63,163)   $
617,953

Net loss                         (125,919)       (1,272)
(127,191)
                                ---------       -------
---------

Partners' capital (deficit),
September 30, 1999            $   555,197     $ (64,435)   $
490,762
                                =========       =======
=========

Series 3
--------

Partners' capital (deficit),
    April 1, 1999             $  (307,681)    $(257,566)  $
(565,247)

Net loss                         (706,666)       (7,138)
(713,804)
                               ----------      --------
----------

Partners' capital (deficit),
September 30, 1999            $(1,014,347)    $(264,704)
$(1,279,051)
                               ==========      ========
==========


       The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund Limited Partnership

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                     Six Months Ended September 30, 1999
                                 (Unaudited)



                                               General
                                Assignees      Partner      Total
                                ---------      -------      -----
Series 4
--------

Partners' capital (deficit),
    April 1, 1999             $ 5,284,067     $(209,357)  $
5,074,710

Net loss                         (665,774)       (6,725)
(672,499)
                               ----------      --------
----------
Partners' capital (deficit),
September 30, 1999            $ 4,618,293     $(216,082)  $
4,402,211
                               ==========      ========
=========

Series 5
--------

Partners' capital (deficit),
    April 1, 1999             $  639,069     $  (35,717)  $
603,352

Net loss ,                       (62,937)          (636)
(63,573)
                               ---------        -------
---------

Partners' capital (deficit),
September 30, 1999            $  576,132      $ (36,353)  $
539,779
                               =========        =======
=========

Series 6
--------

Partners' capital (deficit),
    April 1, 1999             $2,634,070      $ (88,117)  $
2,545,953

Net loss                        (204,272)        (2,063)
(206,335)
                               ---------         ------     -----
----

Partners' capital (deficit),
September 30, 1999            $2,429,798      $ (90,180)
$2,339,618
                               =========        =======
=========

       The accompanying notes are an integral part of these
statements.
                                  24

            Boston Capital Tax Credit Fund Limited Partnership

                         STATEMENTS OF CASH FLOWS

                        Six Months Ended September 30,
                                (Unaudited)



                                             1999
1998
                                             ----
----
Cash flows from operating activities:
    Net loss                              $(1,902,483)
$(2,130,215)
    Adjustments
       Distributions from Operating
         Partnerships                           3,192
9,786
       Amortization                                 -
-
       Share of loss from Operating
         Partnerships                       1,338,050
1,558,621

    Changes in assets and liabilities
       Increase (Decrease) in accounts,
         payable                              564,732
592,894
       Decrease (Increase) in other
         assets                               (23,304)
(40,790)
                                           ----------
----------

         Net cash provided by (used in)
           operating activities               (19,813)
(9,704)
                                           ----------
----------

        INCREASE (DECREASE) IN CASH AND CASH
           EQUIVALENTS                        (19,813)
(9,704)

Cash and cash equivalents, beginning          160,135
176,885
                                           ----------
----------

Cash and cash equivalents, ending         $   140,322    $
167,181
                                           ==========
==========





      The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund Limited Partnership

                           STATEMENTS OF CASH FLOWS

                         Six Months Ended September 30,
                                 (Unaudited)

                                                    Series 1

-------------------------
                                               1999
1998
                                               ----
----
Cash flows from operating activities:
    Net loss                              $  (119,081)   $
(107,149)    Adjustmets
       Distributions from Operating
         Partnerships                          (1,397)
-
       Amortization                                 -
-
       Share of loss from Operating
         Partnerships                           9,614
-

    Changes in assets and liabilities
       Increase (Decrease) in accounts
         payable                              107,489
99,273
       Decrease (Increase) in other
         assets                                     -
-
                                           ----------
----------

         Net cash provided by (used in)
           operating activities                (3,375)
(7,876)
                                           ----------
----------

        INCREASE (DECREASE) IN CASH AND CASH
           EQUIVALENTS                         (3,375)
(7,876)

Cash and cash equivalents, beginning            6,640
15,351
                                           ----------
----------

Cash and cash equivalents, ending         $     3,265    $
7,475
                                           ==========
==========





      The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund Limited Partnership

                           STATEMENTS OF CASH FLOWS

                         Six Months Ended September 30,
                                  (Unaudited)

                                                    Series 2

-------------------------
                                              1999
1998
                                              ----
----
Cash flows from operating activities:
    Net loss                              $  (127,191)   $
(137,471)
    Adjustments
       Distributions from Operating
         Partnerships                             800
-
       Amortization                                 -
-
       Share of loss from Operating
         Partnerships                          80,839
89,562

    Changes in assets and liabilities
       Increase (Decrease) in accounts
         payable                               46,975
50,943
       Decrease (Increase) in other
         assets                                     -
-
                                           ----------
----------

         Net cash provided by (used in)
           operating activities                 1,423
3,034
                                           ----------
----------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                 1,423
3,034

Cash and cash equivalents, beginning            5,497
3,977
                                           ----------
----------

Cash and cash equivalents, ending         $     6,920    $
7,011
                                           ==========
==========




      The accompanying notes are an integral part of these statements.

          Boston Capital Tax Credit Fund Limited Partnership

                       STATEMENTS OF CASH FLOWS

                    Six Months Ended September 30,
                             (Unaudited)

                                                    Series 3

-------------------------
                                             1999
1998
                                             ----
----
Cash flows from operating activities:
    Net loss                              $  (713,804)   $
(888,973)
    Adjustments
       Distributions from Operating
         Partnerships                           1,029
-
       Amortization                                 -
-
       Share of loss from Operating
         Partnerships                         557,847
732,858

    Changes in assets and liabilities
       Increase (Decrease) in accounts
         payable                              153,912
146,063
       Decrease (Increase) in other
         assets                                   200
-
                                           ----------
----------

         Net cash provided by (used in)
           operating activities                  (816)
(10,052)
                                           ----------
----------

         INCREASE (DECREASE) IN CASH AND CASH
           EQUIVALENTS                           (816)
(10,052)

Cash and cash equivalents, beginning            2,331
14,333
                                           ----------
----------

Cash and cash equivalents, ending         $     1,515    $
4,281
                                           ==========
=========





      The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund Limited Partnership

                         STATEMENTS OF CASH FLOWS

                      Six Months Ended September 30,
                                (Unaudited)
                                                    Series 4

-------------------------
                                             1999
1998
                                             ----
----
Cash flows from operating activities:
    Net loss                              $ (672,499)   $
(630,949)
    Adjustments
       Distributions from Operating
         Partnerships                              -
-
       Amortization                                -
-
       Share of loss from Operating
         Partnerships                        524,220
477,600

    Changes in assets and liabilities
       Increase (Decrease) in accounts
         payable                             162,654
203,939
       Decrease (Increase) in other
         assets                              (23,504)
(40,790)
                                           ---------
----------

         Net cash provided by (used in)
           operating activities               (9,129)
9,800
                                           ---------
----------

         DECREASE IN CASH AND CASH
           EQUIVALENTS                        (9,129)
9,800

Cash and cash equivalents, beginning          10,320
1,955
                                           ---------
----------

Cash and cash equivalents, ending         $    1,191    $
11,755
                                           =========
==========






      The accompanying notes are an integral part of these
statements.
                                     29

              Boston Capital Tax Credit Fund Limited Partnership

                          STATEMENTS OF CASH FLOWS

                        Six Months Ended September 30,
                                 (Unaudited)

                                                    Series 5

-------------------------
                                               1999
1998
                                               ----
----
Cash flows from operating activities:
    Net loss                              $   (63,573)   $
(87,952)
    Adjustments
       Distributions from Operating
         Partnerships                               -
-
       Amortization                                 -
-
       Share of loss from Operating
         Partnerships                          34,602
57,539

    Changes in assets and liabilities
       Increase (Decrease) in accounts
         payable                               19,728
19,777
       Decrease (Increase) in other
         assets                                     -
-
                                           ----------
----------

         Net cash provided by (used in)
           operating activities                (9,243)
(10,636)
                                           ----------
----------
         DECREASE IN CASH AND CASH
           EQUIVALENTS                         (9,243)
(10,636)

Cash and cash equivalents, beginning          118,832
130,957
                                           ----------
----------

Cash and cash equivalents, ending         $   109,589     $
120,321
                                           ==========
==========




      The accompanying notes are an integral part of these statements.

                                   30

             Boston Capital Tax Credit Fund Limited Partnership

                           STATEMENTS OF CASH FLOWS

                         Six Months Ended September 30,
                                  (Unaudited)

                                                    Series 6

-------------------------
                                              1999
1998
                                              ----
----
Cash flows from operating activities:
    Net loss                              $  (206,335)    $
(277,721)
    Adjustments
       Distributions from Operating
         Partnerships                           2,760
9,786
       Amortization                                 -
-
       Share of loss from Operating
         Partnerships                         130,928
201,062

    Changes in assets and liabilities
       Increase (Decrease) in accounts
         payable                               73,974
72,899
       Decrease (Increase) in other
         assets                                     -
-
                                           ----------
----------

         Net cash provided by (used in)
           operating activities                 1,327
6,026
                                           ----------
----------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                 1,327
6,026

Cash and cash equivalents, beginning           16,515
10,312
                                           ----------
----------

Cash and cash equivalents, ending         $    17,842    $
16,338
                                           ==========
==========





      The accompanying notes are an integral part of these statements.

                                   31

              Boston Capital Tax Credit Fund Limited Partnership
                        NOTES TO FINANCIAL STATEMENTS
                              September 30, 1999
                                 (Unaudited)
NOTE A - ORGANIZATION

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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

     The condensed financial statements included herein as of September 30,
1999 and for the three months then ended have been prepared by the
Partnership, without audit, pursuant to the rules and regulations of the
Securities and Exchange Commission. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the
Partnership adjusts its investment cost for its share of each Operating
Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Partnership in acquiring the investments in
Operating Partnerships are capitalized to the investment account.
The
Partnership's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested


                                    32
           Boston Capital Tax Credit Fund Limited Partnership
               NOTES TO FINANCIAL STATEMENTS - CONTINUED
                         September 30, 1999
                            (Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES (continued) that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's
Annual Report on Form 10-K.

NOTE C - RELATED PARTY TRANSACTIONS
       The Partnership has entered into several transactions with various affiliates of the general partner, including Boston Capital
Partners, Inc. and
Boston Capital Asset Management Limited Partnership.

       General and administrative expenses incurred by Boston
Capital
Partners, Inc. and its affiliates were charged to each series'
operations for
the quarters ended September 30, 1999 and 1998 as follows:
                               1999       1998
                              -----      -----
                Series 1    $ 1,841    $ 2,211
                Series 2      1,829      2,149
                Series 3      4,159      5,896
                Series 4      3,805      4,470
                Series 5      1,200      2,210
                Series 6      1,638      1,785
                             ------     ------
                            $14,472    $18,721
                             ======     ======

       An annual partnership management fee based on .375 percent of the
aggregate cost of all apartment complexes owned by the Operating
Partnerships
has been accrued to Boston Capital Asset Management Limited Partnership. The partnership management fee accrued for the quarters ended September 30, 1999 and 1998 are as follows:
                               1999        1998
                               ----        ----
                Series 1   $ 45,216    $ 45,216
                Series 2     17,310      17,310
                Series 3     67,497      67,497
                Series 4     62,721      62,721
                Series 5      9,864       9,864
                Series 6     36,069      36,069
                            -------     -------
                           $238,677    $238,677
                            =======     =======
      Accounts payable - affiliates at September 30, 1999 and 1998 represents accrued general and administrative expenses and partnership management fees, and advances from an affiliate of the general partner, which are payable to
Boston Capital Partners, Inc., and Boston Capital Asset
Management Limited
Partnership.

                                     33
          Boston Capital Tax Credit Fund Limited Partnership
               NOTES TO FINANCIAL STATEMENTS - CONTINUED
                        September 30, 1999
                            (Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS  (continued)
      As of September 30, 1999, an affiliate of the general partner advanced a total of $549,629 to the Partnership to pay certain operating expenses of the Partnership, and make advances and/or loans to Operating Partnerships. $51,000 of the funds were advanced during the quarter ended September 30, 1999. Below is a table that breaks down by series the advances made to date.

                               1999
                               -------
                   Series 1   $ 68,113
                   Series 2     55,000
                   Series 3    118,250
                   Series 4    299,569
                               -------
                              $549,629
                               =======

These advances are included in Accounts payable-affiliates. These advances, and any additional advances, will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships.

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS
       At September 30, 1999 and 1998, the Partnership had limited partnership interests in one hundred and five Operating Partnerships which own operating apartment complexes as follows: nineteen in Series 1; eight in Series 2;
thirty-three in Series 3; twenty-five in Series 4; five in Series
5; and
fifteen in Series 6.

       Under the terms of the Partnership's investment in each Operating
Partnership, the Partnership was required to make capital contributions to such Operating Partnerships. These contributions were payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. At September 30, 1999 and 1998, all capital contributions had been paid.

       The Partnership's fiscal year ends March 31 of each year, while all the
Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating
Partnerships are for the six months ended June 30, 1999.

       The combined unaudited summarized statements of operations of the
Operating Partnerships for the six months ended June 30, 1999 and
1998
are as follows:
                                  34

            Boston Capital Tax Credit Fund Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                        September 30, 1999
                            (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                     Six Months Ended June 30,
                             (Unaudited)

                                                 Series 1

---------------------------
                                          1999             1998
                                          ----             ----
Revenues
   Rental                             $ 2,570,501      $
2,483,885
   Interest and other                     122,339
151,708
                                        ---------        -
--------
                                        2,692,840
2,635,593
                                        ---------        -
--------
Expenses
  Interest                                585,096
603,947
  Depreciation and amortization           945,741
856,626
  Operating expenses                    2,089,753
2,041,875
                                        ---------        --
-------
                                        3,620,590
3,502,448
                                        ---------        -
--------
          NET LOSS                    $  (927,751)     $
(866,855)
                                        =========
=========
Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership                $    (9,614)     $
-
                                        =========
=========

Net loss allocated to other partners  $    (9,278)     $
(8,669)
                                        =========
=========

Net loss suspended                    $  (908,859)     $
(858,186)
                                        =========
=========

The variance in allowable loss from the Operating Partnerships for the three months ended June 30, 1999 and 1998 is mainly a result of the way the
Partnership accounts for its investment in Operating
Partnerships.  The
Partnership accounts for its investments using the equity method of
accounting.  Under the equity method of accounting, the
Partnership adjusts
its investment cost for its share of each Operating Partnership's results of
operations and for any distributions received or accrued.
However, the
Partnership recognizes individual operating losses only to the extent of
capital contributions.  Excess losses are suspended for use in future years to
offset excess income.
                                    35

            Boston Capital Tax Credit Fund Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       September 30, 1999
                           (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                       Six Months Ended June 30,
                              (Unaudited)

                                                Series 2

--------------------------
                                           1999             1998
                                           ----             ----
 Revenues
   Rental                             $   680,029     $   672,823
   Interest and other                      36,513
31,108
                                        ---------
---------
                                          716,541
703,931
                                        ---------
---------
Expenses
  Interest                                212,364
212,556
  Depreciation and amortization           215,973
180,512
  Operating expenses                      539,730
509,098
                                        ---------
---------
                                          968,067
902,166
                                        ---------
---------
          NET LOSS                    $  (251,526)     $
(198,235)
                                        =========
=========
Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership                $   (80,839)     $
(89,562)
                                        =========
=========

Net loss allocated to other partners  $    (2,515)     $
(1,982)
                                        =========
=========

Net loss suspended                    $  (168,172)     $
(106,691)
                                        =========
=========

The variance in allowable loss from the Operating Partnerships for the six
months ended June 30, 1999 and 1998 is mainly a result of the way the
Partnership accounts for its investment in Operating
Partnerships.  The
Partnership accounts for its investments using the equity method of
accounting.  Under the equity method of accounting, the
Partnership adjusts
its investment cost for its share of each Operating Partnership's results of
operations and for an distributions received or accrued.
However, the
Partnership recognizes individual operating losses only to the extent of
capital contributions.  Excess losses are suspended for use in future years to
offset excess income.
                                   36

            Boston Capital Tax Credit Fund Limited Partnership

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            September 30, 1999
                               (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                        Six Months Ended June 30,
                              (Unaudited)

                                                  Series 3

--------------------------
                                          1999             1998
 Revenues                                 ----             ----

   Rental                             $ 3,340,174      $
3,130,624
   Interest and other                     179,639
244,493
                                        ---------
---------
                                        3,519,812
3,375,117
                                        ---------
---------
Expenses
  Interest                              1,111,732
1,112,003
  Depreciation and amortization         1,210,829
1,239,471
  Operating expenses                    2,458,177
2,282,117
                                        ---------
---------
                                        4,780,738
4,633,591
                                        ---------
---------
          NET LOSS                    $(1,260,925)
$(1,258,474)
                                       ==========
==========
Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership                $  (557,847)     $
(732,858)
                                       ==========
==========

Net loss allocated to other partners  $   (12,609)     $
(12,585)
                                       ==========
==========

Net loss suspended                    $  (690,469)     $
(513,031)
                                       ==========
==========

The variance in allowable loss from the Operating Partnerships for the six
months ended June 30, 1999 and 1998 is mainly a result of the way the
Partnership accounts for its investment in Operating
Partnerships.  The
Partnership accounts for its investments using the equity method of
accounting.  Under the equity method of accounting, the
Partnership adjusts
its investment cost for its share of each Operating Partnership's results of
operations and for any distributions received or accrued.
However, the
Partnership recognizes individual operating losses only to the extent of
capital contributions.  Excess losses are suspended for use in future years to
offset excess income.
                                    37

           Boston Capital Tax Credit Fund Limited Partnership

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                        September 30, 1999
                           (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

             COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                     Six Months Ended June 30,
                           (Unaudited)

                                                  Series 4

----------------------------
                                          1999             1998
 Revenues                                 ----             ----
   Rental                             $ 3,263,256      $
3,285,481
   Interest and other                     148,369
135,818
                                       ----------
----------
                                        3,411,625
3,421,299
                                       ----------
----------
Expenses
  Interest                              1,312,083
1,298,893
  Depreciation and amortization         1,122,081
1,148,953
  Operating expenses                    2,207,865
2,035,076
                                       ----------
----------

                                        4,642,029
4,482,922
                                       ----------
----------
          NET LOSS                    $(1,230,404)
$(1,061,623)
                                       ==========
==========
Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership                $  (524,220)     $
(477,600)
                                       ==========
==========
Net loss allocated to other partners  $   (12,304)     $
(10,616)
                                       ==========
==========

Net loss suspended                    $  (693,880)     $
(573,407)
                                       ==========
==========

The variance in allowable loss from the Operating Partnerships for the six months ended June 30, 1999 and 1998 is mainly a result of the way the
Partnership accounts for its investment in Operating
Partnerships.  The
Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. However, the
Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.

                                  38
            Boston Capital Tax Credit Fund Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           September 30, 1999
                              (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                       Six Months Ended June 30,
                             (Unaudited)

                                                  Series 5

--------------------------
                                           1999             1998
 Revenues                                  ----             ----
   Rental                               $ 332,680        $
331,780
   Interest and other                      33,009
33,718
                                          -------
--------

                                          365,689
365,498
                                          -------
--------
Expenses
  Interest                                114,681
128,780
  Depreciation and amortization           114,067
119,960
  Operating expenses                      249,519
239,126
                                          -------
--------
                                          478,267
487,866
                                          -------
--------

          NET LOSS                      $(112,578)
$(122,368)
                                         ========
========
Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership                  $ (34,602)       $
(57,539)
                                         ========
========

Net loss allocated to other partners    $  (1,126)       $
(1,224)
                                         ========
========

Net loss suspended                      $ (76,850)       $
(63,605)
                                         ========
========

The variance in allowable loss from the Operating Partnerships for the six
months ended June 30, 1999 and 1998 is mainly a result of the way the Partnership accounts for its investment in Operating Partnerships. The Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. However, the Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.
                                    39

           Boston Capital Tax Credit Fund Limited Partnership

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                        September 30, 1999
                           (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

           COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                      Six Months Ended June 30,
                             (Unaudited)

                                                  Series 6

--------------------------
                                          1999             1998
 Revenues                                 ----             ----
   Rental                              $2,205,423
$2,091,735
   Interest and other                     112,826
158,656
                                        ---------
---------

                                        2,318,249
2,250,391
                                        ---------
---------
Expenses
  Interest                                803,834
596,857
  Depreciation and amortization           620,606
708,084
  Operating expenses                    1,243,852
1,311,130
                                        ---------
---------
                                        2,668,292
2,616,071
                                        ---------
---------
          NET LOSS                     $ (350,043)      $
(365,680)
                                        =========
=========
Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership                 $ (130,928)      $
(201,062)
                                        =========
=========

Net loss allocated to other partners   $   (3,500)      $
(3,657)
                                        =========
=========

Net loss suspended                     $ (215,615)      $
(160,961)
                                        =========
=========

The variance in allowable loss from the Operating Partnerships for the six
months ended June 30, 1999 and 1998 is mainly a result of the way the
Partnership accounts for its investment in Operating
Partnerships.  The
Partnership accounts for its investments using the equity method of
accounting.  Under the equity method of accounting, the
Partnership adjusts
its investment cost for its share of each Operating Partnership's results of
operations and for any distributions received or accrued.
However, the
Partnership recognizes individual operating losses only to the extent of
capital contributions.  Excess losses are suspended for use in future years to
offset excess income.
                                   40

             Boston Capital Tax Credit Fund Limited Partnership

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           September 30, 1999
                            (Unaudited)

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

    The Partnership is currently accruing the annual partnership management fee. Partnership management fees accrued during the quarter ended September 30, 1999 were $238,677 and total partnership management fees accrued as of
September 30, 1999 were $6,922,828. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Partnership receives sales or refinancing proceeds from Operating Partnerships, which will be used to satisfy such liabilities.

    The Partnership has recorded $610,998 as payable to affiliates. This represents advances to pay certain third party operating expenses of the Partnership, make advances and/or loans to Operating Partnerships, and accrued overhead allocations. The breakout between series are: $82,902 in series 1, $70,300 in series 2, $140,341 in series 3, $312,995 in series 4, none in series 5, and $4,460 in series 6. These and any future advances or accruals will be paid, without interest, from available cash flow, reporting fees, or proceeds of sales or refinancing of the Partnership's interest in Operating Partnerships.

Capital Resources
-----------------
    The Partnership offered BACs in a Public Offering declared effective by
the Securities and Exchange Commission on August 29, 1988.  The
Partnership
received and accepted subscriptions for $97,746,940 representing
9,740,300
BACs from investors admitted as BAC Holders in Series 1 through Series 6 of the Partnership. Offers and sales of BACs in Series 1 through Series 6 of the
Partnership were completed and the last of the BACs in Series 6 were issued by the Partnership on September 29, 1989. At September 30, 1999 and 1998 the
Partnership had limited partnership equity interests in 105
Operating
Partnerships.












                               42
Capital Resources (continued)
-----------------
     As of September 30, 1999 the Partnership had $140,322 in remaining net offering proceeds. Below is a table, which provides, by series, the equity raised, number of BAC's sold, final date BAC's were offered, number of properties invested in, and remaining proceeds.

                                      Final        Number of
Proceeds Series     Equity        BAC's      Close Date
Properties     Remaining
------   -----------    ---------   ----------    ----------
---------
  1      $12,999,000    1,299,900    12/18/88         19
$  3,265
  2      $ 8,303,000      830,000    03/30/89          8
$  6,920
  3      $28,822,000    2,822,200    03/14/89         33
$  1,515
  4      $29,788,160    2,995,300    07/07/89         25
$  1,191
  5      $ 4,899,000      489,900    08/22/89          5
$109,589
  6      $12,935,780    1,303,000    09/29/89         15
$ 17,842
         -----------    ---------                    ---
-------
         $97,746,940    9,740,300                    105
$140,322
         ===========    =========                    ===
=======


































                                43

Results of Operations
---------------------

    At September 30, 1999 and 1998 the Partnership held limited partnership interests in 105 Operating Partnerships. In each instance the Apartment
Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test(i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

    The Partnership incurs an annual partnership management fee to the General
Partner and/or its affiliates in an amount equal to 0.375% of the aggregate cost of the Apartment Complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid by the Operating Partnerships. The annual partnership management fee is currently being accrued. It is anticipated that all outstanding fee will be repaid from sale or refinancing proceeds. The annual partnership management fee charged to operations for the quarters ended September 30, 1999 and 1998 were $238,677 and $232,070, respectively.

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

    Series 1.
    ---------  As of September 30, 1999 and 1998, the average
Qualified
Occupancy for the series was 100%.  The series had a total of 19 properties at September 30, 1999, all of which were at 100%
Qualified Occupancy.

    For the six months being reported, the series reflects a net loss from
Operating Partnerships of $927,751. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect a positive operations of $17,990. While overall operations are being reported, there are a few properties that are generating net losses. Substantially all of the net loss is attributable to accrued mortgage interest not currently payable by Kingston Property Associates (Broadway East Townhomes), Genesee Commons Associates (River Park Commons), and Unity Park Associates (Unity Park Phase II). All three Operating Partnerships have forbearance agreements in place allowing the property to pay minimal mortgage payments while the property continues to accrue all interest payments due. At the current time only Genesse Commons, with an average occupancy of 91% for the first quarter of 1999, has begun making partial mortgage payments. All three properties have received loans

                                  44
from the state housing agency, which are being used to complete rehabilitation work. This rehab is ongoing and loan proceeds will continue to fund repairs until the moneys are exhausted. Although the repairs have had a positive financial impact on both Kingston and Genesee Commons, Unity Park Associates remains unable to support itself without substantial loans from the general partner. As a result, the Operating General Partner is considering deeding the property back to the New York State Housing Finance Agency. The Investment General Partner is working to find developers in the area who may have an interest in stepping in and assuming the General Partnership interest.

     The properties owned by Townhomes of Minnehaha Court (Minnehaha Court Apartments) and Virginia Circle (Virginia Circle Townhomes) have shown improved operating results but continue to incur high operating expenses, which have resulted in operating deficits. Minnesota Housing Finance Agency has continued their commitment to support improved operations by granting interest free mortgage loans to Townhomes of Minnehaha and Virginia Circle to correct deferred maintenance issues. All of the exterior items at each property have been completed and the remaining maintenance items will be completed as units turnover. It is anticipated that the improvements will allow for a reduction of operating expenses in the future, which is essential for continued improvement in the properties' performance.

Series 2.
---------  As of September 30, 1999 and 1998, the average
Qualified
Occupancy for the series was 100% for both years. The series had a total of eight properties at September 30, 1999 all of which were at 100% Qualified Occupancy.

     For the six months being reported the series reflects a net loss from the Operating Partnerships of $251,526. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect a net loss of
$35,553.

     The properties owned by Haven Park Partners III, A California L.P. (Glenhaven Park III) and Haven Park Partners IV, A California L.P. (Glenhaven Park IV) continue to suffer from high operating expenses compared to operating income. In an attempt to reduce operating expenses a not-for-profit company is being sought to provide tenant services, coordinate leasing and community outreach, and also reduce the real estate tax burden. As a result of repairs to unit interiors, occupancy levels have improved. At September 30, 1999 physical occupancy at Haven Park III was 100%. Occupancy at Haven Park IV was 92%, with the only vacant unit prepared for occupancy, it is anticipated the unit should be rented in November 1999. Additional deferred maintenance issues are budgeted for completion in this years business plan. The scope of work includes exterior painting, limited siding replacement, and fence repairs. The work will not effect occupancy, but will prevent further physical deterioration, and help preserve the asset.

     Annadale Housing Partners (Kingsview Manor & Estates) has reported net losses due to operational issues associated with the property. In order to address these issues, the Operating General Partner has hired a consultant to assist management in aggressively marketing the property. In addition, the management agent has hired a new on-site manager and leasing agent. As a result of these changes, occupancy reached 97% as of September 30, 1999.
                                 45
The rental rates at the property were increased during the quarter. In a step to cut costs even further the Operating General Partner has initiated loan restructure discussions with the first lender for more favorable terms. These talks are currently ongoing and the outcome cannot be determined at this time. The Investment General Partner continues to monitor this situation closely.

    Series 3.
    ---------  As of September 30, 1999 and 1998, the average
Qualified
Occupancy for the series was 99.7% for both years. The series had a total of 33 properties at September 30, 1999 of which 31 were at 100% Qualified Occupancy.

     For the six months being reported series reflects a net loss from the
Operating Partnerships of $1,260,925. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect a net loss of $50,096.

     The Investment General Partner continues to monitor the operations of Lincoln Hotel Associates (Lincoln Apartments) in an effort to improve the overall results of operations of the series. A recent rehabilitation of the property has been completed and has assisted in attracting new tenants. As of September 30, 1999 the overall physical occupancy of the property was 90%. The management company, with the assistance of area housing agencies and more thorough screening process, has greatly improved occupancy rates. The improved occupancy along with expense reductions resulted in a net income for the nine month period ended September 30, 1999 of $48,825 as compared to the net loss of $83,748 recorded for the same period of 1998. The property's net cash flow for the nine month period of 1999 was $20,955 as compared to the loss of $100,740 recorded for the same period of 1998.

     The property owned by California Investors VI LP (Orchard
Park) reached physical occupancy of 94% as of September 1999.
The increased occupancy is the result of the management company's aggressive marketing efforts and the many capital improvements completed at the property, including office renovations and the addition of an activity center. These improvements have been successful in attracting and retaining tenants. In addition, a large recreation facility is expected to be built adjacent to the property at the end of 1999. Once this park is opened, it is expected to further enhance the appeal of Orchard Park Apartments to families.

     Hidden Cove Apartments (Hidden Cove) continues to incur operating deficits due to high operating expenses. While the new management company has been successful in reducing the deficits by reducing expenses and increasing occupancy, the property remains unable to operate above break-even. Major capital improvement items identified by the management company have been completed. The remaining items are to be completed as units turnover and it is anticipated that all of the items will be complete by year end. Average occupancy at the property remains at 98%. To date the Operating General Partner has been unsuccessful in securing refinancing through local lenders. Refinancing will be attempted again in 2000 once the property has maintained stabilized occupancy greater than 90% for a significant period of time.


                                46
      Central Parkway Towers (Central Parkway Towers), continues to experience occupancy problems. Physical occupancy for the third quarter of 1999 averaged 61%. The low occupancy continues to result in operating deficits, accrued liabilities, and deferred maintenance. The property manager is currently trying to increase occupancy by working with city, state, and federal agencies to expand referrals and contracts. The property continues to receive monthly income from the county mental health board, although the contract has not been formally renewed since it expired in 1996. The Operating General Partner has been advancing funds to cover operating deficits.

Series 4.
---------  As of September 30, 1999 and 1998, the average
Qualified
Occupancy for the series was 100% for both years. The series had a total of 25 properties at September 30, 1999, all of which were at 100%
Qualified Occupancy.

     For the six months being reported series reflects a net loss from the Operating Partnerships of $1,230,404. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect a net loss of $108,323.

     Unity Park Associates (Unity Park Phase II) reflects a net loss, which is attributable to accrued mortgage interest and low occupancy. The Operating Partnership has a forbearance agreement in place allowing the property to pay minimal mortgage payments while the property continues to accrue all interest payments due. Occupancy remains low due to a lack of rental assistance and a poor local economy. The property has received loans from the state housing agency, which was being used to complete rehabilitation work. The rehabilitation work has not had the anticipated positive effect on occupancy and the property remains unable to support itself without substantial loans from the general partner. As a result, the Operating General Partner is considering deeding the property back to the New York State Housing Finance Agency. The Investment General Partner is working to find developers in the area who may have an interest in stepping in and assuming the General Partnership interest.

     The Operating Partnership, Van Dyck Estates XVI-A (Van Dyck Estates XVI-A) has completed the payments required to cure its delinquent real estate taxes. A recent reduction in real estate taxes has allowed the property to operate close to break-even. The property continues to operate at nearly 100% occupancy every month.

      Central Parkway Towers (Central Parkway Towers) continues to experience occupancy problems. Physical occupancy for the third quarter of 1999 averaged 61%. The low occupancy continues to result in operating deficits, accrued liabilities, and deferred maintenance. The property manager is currently trying to increase occupancy by working with city, state, and federal agencies to expand referrals and contracts. The property continues to receive monthly income from the county mental health board, although the contract has not been formally renewed since it expired in 1996. The Operating General Partner has been advancing funds to cover operating deficits.


                             47




     The property owned by Haven Park Partners, A California L.P. (Glenhaven Park II) continues to suffer from excessive operating expenses compared to operating income. In an attempt to reduce operating expenses a not-for-profit company is being sought to provide tenant services, coordinate leasing and community development, and also reduce the real estate tax burden. As a result of repairs to unit interiors, occupancy levels have improved. At September 30, 1999 physical occupancy at Haven Park II was 93%. The remaining vacant unit has been prepared for occupancy and should be rented in November 1999. Additional deferred maintenance issues are budgeted for completion in this year's business plan. The scope of work includes exterior painting, limited siding replacement, and fence repairs. The work will not effect occupancy, but will prevent further physical deterioration, and help preserve the asset.

    Series 5.
    ---------  As of September 30, 1999 and 1998, the average
Qualified
Occupancy for the series was 100% for both years. The series had a total of five properties at September 30, 1999, all of which were at 100%
Qualified Occupancy.

     For the six months being reported the series reflects a net loss from the Operating Partnerships of $112,578. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $1,489.

     Annadale Housing Partners (Kingsview Manor & Estates) has reported net losses due to operational issues associated with the property. In order to address these issues, the Operating General Partner has hired a consultant to assist management in aggressively marketing the property. In addition, the management agent has hired a new on-site manager and leasing agent. As a result of these changes, occupancy reached 97% as of September 30, 1999. The rental rates at the property were increased during the quarter. In a step to cut costs even further the Operating General Partner has initiated loan restructure discussions with the first lender for more favorable terms. These talks are currently ongoing and the outcome cannot be determined at this time. The Investment General Partner continues to monitor this situation closely.

     The property owned by Glenhaven Park Partners, A California L.P. (Glenhaven Estates) continues to suffer from excessive operating expenses compared to operating income. In an attempt to reduce operating expenses a not-for-profit company is being sought to provide tenant services, coordinate leasing and community outreach, and also reduce the real estate tax expense. As a result of repairs to unit interiors, occupancy is anticipated to improve in the fourth quarter. Occupancy as of September 30, 1999 is 86%. The vacant units have been prepared for occupancy and should be rented in November 1999. Additional deferred maintenance issues are budgeted for completion in this year's business plan. The scope of work includes exterior painting, limited siding replacement, and fence repairs. The work will not effect occupancy, but will prevent further physical deterioration, and help preserve the asset.


                                48
     Series 6.
    ---------  As of September 30, 1999, the average Qualified
Occupancy for the series was 100% and 99.7%, respectively. The series had a total of 15 properties at September 30, 1999, all of which were at 100% Qualified Occupancy.

     For the six months being reported the series reflects a net loss from the Operating Partnerships of $350,043. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of
$270,563.


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



                                BOSTON CAPITAL TAX CREDIT
                                FUND LIMITED PARTNERSHIP



                           By:  Boston Capital Associates Limited
                                Partnership, General Partner



                           By:  C&M Associates, d/b/a
                                Boston Capital Associates



Date:  November 17, 1998   By:
                                 ---------------------------
                                John P. Manning, Partner
                                Partner & Principal Financial
                                Officer
























                                    51