Form 10-Q
period 1999-12-31
BOSTON CAPITAL TAX CREDIT FUND LTD PARTNERSHIP
filed 2000-02-22
CIK 835095

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  December 31, 1999
                                     --------------------
                                               or

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



                        QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED December 31, 1999
              -----------------------------------------------


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

PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K..................

            Signatures........................................






















               Boston Capital Tax Credit Fund Limited Partnership

                            BALANCE SHEETS




                                            December 31,           March 31,
                                                1999                 1999
                                             (Unaudited)           (Audited)
                                            ------------         ------------
ASSETS

INVESTMENTS IN OPERATING
PARTNERSHIPS (Note D)                        $11,128,808          $12,964,520


OTHER ASSETS
   Cash and cash equivalents                     150,446              160,135
   Other assets                                  744,825              721,229
                                              ----------           ----------

                                             $12,024,079          $13,845,884
                                              ==========           ==========

LIABILITIES

Accounts payable                             $         -          $         -
Accounts payable - affiliates (Note C)         7,786,701            6,969,091
                                              ----------           ----------

PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 9,800,600 issued and       5,044,914            7,657,936
     outstanding

General Partner                                 (807,536)            (781,143)
                                              ----------           ----------
                                               4,237,378            6,876,793
                                              ----------           ----------

                                             $12,024,079          $13,845,884
                                              ==========           ==========




       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund Limited Partnership

                              BALANCE SHEETS

                                                      SERIES 1
                                            ---------------------------

 						        December 31,      March 31,
                                                1999            1999
                                             (Unaudited)      (Audited)
                                             ----------      ----------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                     $   15,104       $   22,969


OTHER ASSETS
Cash and cash equivalents                        11,278            6,640
Other assets                                     68,113           68,113
                                              ---------        ---------

                                             $   94,495       $   97,722
                                              =========        =========

LIABILITIES

Accounts payable                             $        -       $        -
Accounts payable - affiliates (Note C)        1,650,572        1,497,650
                                              ---------        ---------

PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 1,299,900 issued and     (1,427,293)      (1,272,705)
     outstanding

General Partner                                (128,784)        (127,223)
                                              ---------        ---------

                                             (1,556,077)      (1,399,928)
                                              ---------        ---------

                                             $   94,495        $  97,722
                                              =========        =========



         The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund Limited Partnership

                           BALANCE SHEETS

                                                      SERIES 2
                                            ----------------------------

                                            December 31,       March 31,
                                                1999             1999
ASSETS                                       (Unaudited)       (Audited)
                                             -----------       ---------
INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                      $  611,263      $  731,325

OTHER ASSETS
Cash and cash equivalents                          5,572           5,497
Other assets                                     360,285         360,285
                                               ---------       ---------

                                              $  977,120      $1,097,107
                                               =========       =========



LIABILITIES

Accounts payable                              $        -      $        -
Accounts payable - affiliates (Note C)           543,975         479,154
                                               ---------       ---------

PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 830,300 issued and
     outstanding                                 498,156         681,116

General Partner                                  (65,011)        (63,163)
                                               ---------       ---------

                                                 433,145         617,953
                                               ---------       ---------

                                              $  977,120      $1,097,107
                                               =========       =========



        The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund Limited Partnership

                              BALANCE SHEETS

                                                       SERIES 3
                                             ----------------------------

                                            December 31,       March 31,
                                                1999             1999
ASSETS                                       (Unaudited)       (Audited)
                                             -----------       ---------
INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                      $  569,782      $1,289,310

OTHER ASSETS
Cash and cash equivalents                          4,499           2,331
Other assets                                      41,661          41,861
                                               ---------       ---------

                                              $  615,942      $1,333,502
                                               =========       =========



LIABILITIES

Accounts payable                              $        -      $        -
Accounts payable - affiliates (Note C)         2,125,737       1,898,749
                                               ---------       ---------

PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 2,882,200 issued and
     outstanding                              (1,242,784)       (307,681)


General Partner                                 (267,011)       (257,566)
                                               ---------       ---------

                                              (1,509,795)       (565,247)
                                               ---------       ---------

                                              $  615,942      $1,333,502
                                               =========       =========


       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund Limited Partnership

                           BALANCE SHEETS

                                                      SERIES 4
                                            ----------------------------
                                            December 31,      March 31,
                                                1999            1999
                                             (Unaudited)      (Audited)
                                            ------------      ----------
ASSETS

   INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                     $ 5,916,823     $ 6,648,529

OTHER ASSETS

   Cash and cash equivalents                       4,580          10,320
    Other assets                                 241,361         217,857
                                              ----------      ----------

                                             $ 6,162,764     $ 6,876,706
                                              ==========      ==========



LIABILITIES

Accounts payable                             $         -     $         -
Accounts payable - affiliates (Note C)         2,035,020       1,801,996
                                              ----------      ----------

PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 2,995,300 issued and
     outstanding                               4,346,571       5,284,067
General Partner                                 (218,827)       (209,357)
                                              ----------      ----------

                                               4,127,744       5,074,710
                                              ----------      ----------

                                             $ 6,162,764     $ 6,876,706
                                              ==========      ==========


          The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund Limited Partnership

                            BALANCE SHEETS

                                                      SERIES 5
                                            ----------------------------
                                            December 31,     March 31,
                                                1999            1999
                                             (Unaudited)      (Audited)
                                            ------------      ----------

ASSETS

  INVESTMENTS IN OPERATING
  PARTNERSHIPS (Note D)                     $    549,710      $  598,143


OTHER ASSETS

  Cash and cash equivalents                      108,142         118,832
  Other assets                                    33,405          33,113
                                               ---------       ---------

                                              $  691,257      $  750,088
                                               =========       =========



LIABILITIES

Accounts payable                              $        -      $        -
Accounts payable - affiliates (Note C)           176,328         146,736
                                               ---------       ---------

PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 489,900 issued and
     outstanding                                 551,530         639,069

General Partner                                  (36,601)        (35,717)
                                               ---------       ---------

                                                 514,929         603,352
                                               ---------       ---------

                                              $  691,257      $  750,088
                                               =========       =========

     The accompanying notes are an integral part of these statements.
                                  6


            Boston Capital Tax Credit Fund Limited Partnership

                         BALANCE SHEETS


                                                     SERIES 6
                                            ----------------------------
                                            December 31,      March 31,
                                                1999             1999
                                            (Unaudited)       (Audited)
                                            ------------      ----------

ASSETS

   INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                      $3,466,126      $3,674,244


OTHER ASSETS

   Cash and cash equivalents                      16,375          16,515
   Other assets                                        -               -
                                               ---------       ---------

                                              $3,482,501      $3,690,759
                                               =========       =========



LIABILITIES

Accounts payable                              $        -      $        -
Accounts payable - affiliates (Note C)         1,255,069       1,144,806
                                               ---------       ---------
PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 1,303,000 issued and
     outstanding                               2,318,734       2,634,070

General Partner                                  (91,302)        (88,117)
                                               ---------       ---------

                                               2,227,432       2,545,953
                                               ---------       ---------

                                              $3,482,501      $3,690,759
                                               =========       =========

      The accompanying notes are an integral part of these statements.
                                   7


             Boston Capital Tax Credit Fund Limited Partnership

                         STATEMENTS OF OPERATIONS

                     Three Months Ended December 31,
                               (Unaudited)



                                             1999         1998
                                             ----         ----

Income
  Interest income                       $       744   $     1,046
  Miscellaneous income                          843             -
                                         ----------    ----------

                                              1,587         1,046
                                         ----------    ----------

Share of loss from Operating
  Partnerships (Note D)                    (494,471)     (728,530)
                                         ----------    ----------

Expenses
  Professional fees                           1,056         2,174
  Partnership management fees (Note C)      227,677       233,677
  General and administrative expenses        15,163         6,690
                                         ----------    ----------

                                            243,896       242,541
                                         ----------    ----------


  NET LOSS                              $  (736,780)  $  (970,025)
                                         ==========    ==========

Net loss allocated to assignees         $  (729,412)  $  (960,325)
                                         ==========    ==========

Net loss allocated to general partner   $    (7,368)  $    (9,700)
                                         ==========    ==========

Net loss per BAC                        $      (.36)  $      (.50)
                                         ==========    ==========





       The accompanying notes are an integral part of these statements.

          Boston Capital Tax Credit Fund Limited Partnership

                       STATEMENTS OF OPERATIONS

                   Three Months Ended December 31,
                             (Unaudited)

                                                      SERIES 1
                                               -----------------------
                                                  1999          1998
                                                  ----          ----
Income
  Interest income                             $       46     $      40
  Miscellaneous income                               843             -
                                                --------      --------

                                                     889            40
                                                --------      --------

Share of gain (loss) from Operating
  Partnerships (Note D)                              351            -
                                                --------      --------

Expenses
  Professional fees                                  176           309
  Partnership management fees (Note C)            36,216        45,216
  General and administrative expenses              1,916           873
                                                --------      --------

                                                  38,308        46,398
                                                --------      --------


  NET LOSS                                    $  (37,068)    $ (46,358)
                                                ========      ========

Net loss allocated to assignees               $  (36,697)    $ (45,894)
                                                ========      ========

Net loss allocated to general partner         $     (371)    $    (464)
                                                ========      ========

Net loss per BAC                              $     (.02)    $    (.04)
                                                ========      ========






        The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund Limited Partnership

                        STATEMENTS OF OPERATIONS

                    Three Months Ended December 31,
                               (Unaudited)


                                                     SERIES 2
                                               ----------------------
                                                  1999         1998
                                                  ----         ----
Income
  Interest income                             $      31     $      38
  Miscellaneous income                                -             -
                                               --------      --------

                                                     31            38
                                               --------      --------

Share of loss from Operating
  Partnerships (Note D)                         (38,424)      (57,315)
                                               --------      --------

Expenses
  Professional fees                                 176           232
  Partnership management fees (Note C)           17,310        17,310
  General and administrative expenses             1,738           906
                                               --------      --------

                                                 19,224        18,448
                                               --------      --------


  NET LOSS                                    $ (57,617)    $ (75,725)
                                               ========      ========

Net loss allocated to assignees               $ (57,041)    $ (74,968)
                                               ========      ========

Net loss allocated to general partner         $    (576)    $    (757)
                                               ========      ========

Net loss per BAC                              $    (.06)    $    (.09)
                                               ========      ========




       The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund Limited Partnership

                        STATEMENTS OF OPERATIONS

                    Three Months Ended December 31,
                              (Unaudited)


                                                     SERIES 3
                                               ----------------------
                                                 1999         1998
                                                 ----         ----
Income
  Interest income                             $      15     $      37
  Miscellaneous income                                -             -
                                               --------      --------

                                                     15            37
                                               --------      --------

Share of loss from Operating
  Partnerships (Note D)                        (160,652)     (304,820)
                                               --------      --------

Expenses
  Professional Fees                                 176           646
  Partnership management fees (Note C)           65,497        65,497
  General and administrative expenses             4,433         1,564
                                               --------      --------
                                                 70,106        67,707
                                               --------      --------


  NET LOSS                                    $(230,743)    $(372,490)
                                               ========      ========

Net loss allocated to assignees               $(228,436)    $(368,765)
                                               ========      ========

Net loss allocated to general partner         $  (2,307)    $  (3,725)
                                               ========      ========

Net loss per BAC                              $    (.08)    $    (.12)
                                               ========      ========





       The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund Limited Partnership

                         STATEMENTS OF OPERATIONS

                      Three Months Ended December 31,
                               (Unaudited)


                                                     SERIES 4
                                               ----------------------
                                                 1999          1998
                                                 ----          ----
Income
  Interest income                             $       9     $      91
  Miscellaneous income                                -             -
                                               --------      --------

                                                      9            91
                                               --------      --------

Share of loss from Operating
  Partnerships (Note D)                        (207,484)     (274,137)
                                               --------      --------

Expenses
  Professional fees                                 176           582
  Partnership management fees (Note C)           62,721        59,721
  General and administrative expenses             4,095         1,497
                                               --------      --------

                                                 66,992        61,800
                                               --------      --------


  NET LOSS                                    $(274,467)    $(335,846)
                                               ========      ========

Net loss allocated to assignees               $(271,722)    $(332,488)
                                               ========      ========

Net loss allocated to general partner         $  (2,745)    $  (3,358)
                                               ========      ========

Net loss per BAC                              $    (.09)    $    (.11)
                                               ========      ========





       The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund Limited Partnership

                       STATEMENTS OF OPERATIONS

                     Three Months Ended December 31,
                              (Unaudited)

                                                      SERIES 5
                                               ----------------------
                                                 1999          1998
                                                 ----          ----
Income
  Interest income                             $     566     $     744
  Miscellaneous income                                -             -

                                               --------      --------

                                                    566           744
                                               --------      --------

Share of loss from Operating
  Partnerships (Note D)                         (13,830)      (25,990)
                                               --------      --------

Expenses
  Professional fees                                 176           146
  Partnership management fees (Note C)            9,864         9,864
  General and administrative expenses             1,395         1,052
                                               --------      --------

                                                 11,435        11,062
                                               --------      --------


  NET LOSS                                    $ (24,699)    $ (36,308)
                                               ========      ========

Net loss allocated to assignees               $ (24,452)    $ (35,945)
                                               ========      ========

Net loss allocated to general partner         $    (247)    $    (363)
                                               ========      ========

Net loss per BAC                              $    (.04)    $    (.07)
                                               ========      ========





       The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund Limited Partnership

                     STATEMENTS OF OPERATIONS

                   Three Months Ended December 31,
                           (Unaudited)

                                                      SERIES 6
                                               ----------------------
                                                 1999          1998
                                                 ----          ----
Income
  Interest income                             $      77     $      96
  Miscellaneous income                                -             -
                                               --------      --------

                                                     77            96
                                               --------      --------

Share of loss from Operating
  Partnerships (Note D)                         (74,432)      (66,268)
                                               --------      --------

Expenses
  Professional fees                                 176           259
  Partnership management fees (Note C)           36,069        36,069
  General and administrative expenses             1,586           798
                                               --------      --------

                                                 37,831        37,126
                                               --------      --------


  NET LOSS                                    $(112,186)    $(103,298)
                                               ========      ========

Net loss allocated to assignees               $(111,064)    $(102,265)
                                               ========      ========

Net loss allocated to general partner         $  (1,122)    $  (1,033)
                                               ========      ========

Net loss per BAC                              $    (.07)    $    (.07)
                                               ========      ========





       The accompanying notes are an integral part of these statements.

                                   1



          Boston Capital Tax Credit Fund Limited Partnership

                         STATEMENTS OF OPERATIONS

                      Nine Months Ended December 31,
                               (Unaudited)



                                             1999         1998
                                             ----         ----

Income
  Interest income                       $     2,615    $    3,501
  Miscellaneous income                          843             -
                                         ----------    ----------

                                              3,458         3,501
                                         ----------    ----------

Share of loss from Operating
  Partnerships (Note D)                  (1,832,521)   (2,287,150)
                                         ----------    ----------

Expenses
  Professional fees                          73,106        86,476
  Partnership management fees (Note C)      683,704       684,925
  General and administrative expenses        53,542        44,273
                                         ----------    ----------

                                            810,352       815,674
                                         ----------    ----------


  NET LOSS                              $(2,639,415)  $(3,099,323)
                                         ==========    ==========

Net loss allocated to assignees         $(2,613,022)  $(3,068,330)
                                         ==========    ==========

Net loss allocated to general partner   $   (26,393)  $   (30,993)
                                         ==========    ==========

Net loss per BAC                        $     (1.37)  $     (1.65)
                                         ==========    ==========




       The accompanying notes are an integral part of these statements.

                                    15


          Boston Capital Tax Credit Fund Limited Partnership

                       STATEMENTS OF OPERATIONS

                    Nine Months Ended December 31,
                             (Unaudited)

                                                      SERIES 1
                                               -----------------------
                                                  1999          1998
                                                  ----          ----
Income
  Interest income                             $      130     $     234
  Miscellaneous income                               843             -
                                                --------      --------

                                                     973           234
                                                --------      --------

Share of loss from Operating
  Partnerships (Note D)                           (9,263)            -
                                                --------      --------

Expenses
  Professional fees                               12,736        16,361
  Partnership management fees (Note C)           127,648       131,648
  General and administrative expenses              7,475         5,603
                                                --------      --------

                                                 147,859       153,612
                                                --------      --------


  NET LOSS                                    $ (156,149)    $(153,378)
                                                ========      ========

Net loss allocated to assignees               $ (154,588)    $(151,844)
                                                ========      ========

Net loss allocated to general partner         $   (1,561)    $  (1,534)
                                                ========      ========

Net loss per BAC                              $     (.12)    $    (.11)
                                                ========      ========






        The accompanying notes are an integral part of these statements.

                                    16


            Boston Capital Tax Credit Fund Limited Partnership

                        STATEMENTS OF OPERATIONS

                     Nine Months Ended December 31,
                               (Unaudited)


                                                     SERIES 2
                                               ----------------------
                                                  1999         1998
                                                  ----         ----
Income
  Interest income                             $     128     $      90
  Miscellaneous income                                -             -
                                               --------      --------

                                                    128            90
                                               --------      --------

Share of loss from Operating
  Partnerships (Note D)                        (119,263)     (146,877)
                                               --------      --------

Expenses
  Professional fees                               9,251        10,699
  Partnership management fees (Note C)           50,052        50,053
  General and administrative expenses             6,370         5,568
                                               --------      --------

                                                 65,673        66,320
                                               --------      --------


  NET LOSS                                    $(184,808)    $(213,107)
                                               ========      ========

Net loss allocated to assignees               $(182,960)    $(210,976)
                                               ========      ========

Net loss allocated to general partner         $  (1,848)    $  (2,131)
                                               ========      ========

Net loss per BAC                              $    (.21)    $    (.25)
                                               ========      ========




       The accompanying notes are an integral part of these statements.

                                     17


            Boston Capital Tax Credit Fund Limited Partnership

                        STATEMENTS OF OPERATIONS

                      Nine Months Ended December 31,
                              (Unaudited)


                                                     SERIES 3
                                               ----------------------
                                                 1999         1998
                                                 ----         ----
Income
  Interest income                             $     108     $     220
  Miscellaneous income                                -             -
                                               --------      --------

                                                    108           220
                                               --------      --------

Share of loss from Operating
  Partnerships (Note D)                        (718,499)   (1,037,678)
                                               --------     ---------

Expenses
  Professional Fees                              15,876        18,438
  Partnership management fees (Note C)          195,441       193,034
  General and administrative expenses            14,840        12,244
                                               --------     ---------
                                                226,157       223,716
                                               --------     ---------


  NET LOSS                                    $(944,548)  $(1,261,174)
                                               ========     =========

Net loss allocated to assignees               $(935,103)  $(1,248,562)
                                               ========     =========

Net loss allocated to general partner         $  (9,445)  $   (12,612)
                                               ========     =========

Net loss per BAC                              $    (.32)  $      (.43)
                                               ========     =========





       The accompanying notes are an integral part of these statements.

                                     1


           Boston Capital Tax Credit Fund Limited Partnership

                         STATEMENTS OF OPERATIONS

                      Nine Months Ended December 31,
                               (Unaudited)


                                                     SERIES 4
                                               ----------------------
                                                 1999          1998
                                                 ----          ----
Income
  Interest income                             $     140     $     124
  Miscellaneous income                                -             -
                                               --------      --------

                                                    140           124
                                               --------      --------

Share of loss from Operating
  Partnerships (Note D)                        (731,704)     (751,737)
                                               --------      --------

Expenses
  Professional fees                              15,556        18,354
  Partnership management fees (Note C)          185,536       185,163
  General and administrative expenses            14,310        11,407
                                               --------      --------

                                                215,402       214,924
                                               --------      --------


  NET LOSS                                    $(946,966)    $(966,537)
                                               ========      ========

Net loss allocated to assignees               $(937,496)    $(956,872)
                                               ========      ========

Net loss allocated to general partner         $  (9,470)    $  (9,665)
                                               ========      ========

Net loss per BAC                              $    (.31)    $    (.32)
                                               ========      ========





       The accompanying notes are an integral part of these statements.

                                    1


           Boston Capital Tax Credit Fund Limited Partnership

                       STATEMENTS OF OPERATIONS

                     Nine Months Ended December 31,
                              (Unaudited)

                                                      SERIES 5
                                               ----------------------
                                                 1999          1998
                                                 ----          ----
Income
  Interest income                             $   1,782     $   2,440
  Miscellaneous income                                -             -
                                               --------      --------

                                                  1,782         2,440
                                               --------      --------

Share of loss from Operating
  Partnerships (Note D)                         (48,432)      (83,528)
                                               --------      --------

Expenses
  Professional fees                               7,776         9,138
  Partnership management fees (Note C)           29,320        29,320
  General and administrative expenses             4,677         4,665
                                               --------      --------

                                                 41,773        43,123
                                               --------      --------


  NET LOSS                                    $ (88,423)    $(124,211)
                                               ========      ========

Net loss allocated to assignees               $ (87,539)    $(122,969)
                                               ========      ========

Net loss allocated to general partner         $    (884)    $  (1,242)
                                               ========      ========

Net loss per BAC                              $    (.17)    $    (.25)
                                               ========      ========





       The accompanying notes are an integral part of these statements.

                                    20


           Boston Capital Tax Credit Fund Limited Partnership

                     STATEMENTS OF OPERATIONS

                   Nine Months Ended December 31,
                           (Unaudited)

                                                      SERIES 6
                                               ----------------------
                                                 1999          1998
                                                 ----          ----
Income
  Interest income                             $     327     $     393
  Miscellaneous income                                -             -
                                               --------      --------

                                                    327           393
                                               --------      --------

Share of loss from Operating
  Partnerships (Note D)                        (205,360)     (267,330)
                                               --------      --------

Expenses
  Professional fees                              11,911        13,486
  Partnership management fees (Note C)           95,707        95,707
  General and administrative expenses             5,870         4,786
                                               --------      --------

                                                113,488       113,979
                                               --------      --------


  NET LOSS                                    $(318,521)    $(380,916)
                                               ========      ========

Net loss allocated to assignees               $(315,336)    $(377,107)
                                               ========      ========

Net loss allocated to general partner         $  (3,185)    $  (3,809)
                                               ========      ========

Net loss per BAC                              $    (.24)    $    (.29)
                                               ========      ========





       The accompanying notes are an integral part of these statements.

                                   2



              Boston Capital Tax Credit Fund Limited Partnership

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                     Nine Months Ended December 31, 1999
                               (Unaudited)



                                               General
                                Assignees      Partner      Total
                                ---------      -------      -----


Partners' capital (deficit),
    April 1, 1999             $ 7,657,936     $(781,143) $ 6,876,793


Net loss                       (2,613,022)      (26,393)  (2,639,415)
                               ----------      --------   ----------


Partners' capital (deficit),
December 31, 1999             $ 5,044,914     $(807,536) $ 4,237,378
                               ==========      ========   ==========
























       The accompanying notes are an integral part of these statements.

                                  22


              Boston Capital Tax Credit Fund Limited Partnership

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                     Nine Months Ended December 31, 1999
                                 (Unaudated)


                                               General
                                Assignees      Partner         Total
                                ---------      -------         -----
Series 1
--------

Partners' capital (deficit),
    April 1, 1999             $(1,272,705)    $(127,223)  $(1,399,928)

Net loss                         (154,588)       (1,561)     (156,149)
                                ---------      --------    ----------
Partners' capital (deficit),
December 31, 1999             $(1,427,293)    $(128,784)  $(1,556,077)
                                =========      ========    ==========

Series 2
--------

Partners' capital (deficit),
    April 1, 1999             $   681,116     $ (63,163)   $  617,953

Net loss                         (182,960)       (1,848)     (184,808)
                                ---------       -------     ---------

Partners' capital (deficit),
December 31, 1999             $   498,156     $ (65,011)   $  433,145
                                =========       =======     =========

Series 3
--------

Partners' capital (deficit),
    April 1, 1999             $  (307,681)    $(257,566)  $  (565,247)

Net loss                         (935,103)       (9,445)     (944,548)
                               ----------      --------    ----------

Partners' capital (deficit),
December 31, 1999             $(1,242,784)    $(267,011)  $(1,509,795)
                               ==========      ========    ==========


       The accompanying notes are an integral part of these statements.

                                   2


            Boston Capital Tax Credit Fund Limited Partnership

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                     Nine Months Ended December 31, 1999
                                 (Unaudited)



                                               General
                                Assignees      Partner      Total
                                ---------      -------      -----
Series 4
--------

Partners' capital (deficit),
    April 1, 1999             $ 5,284,067     $(209,357)  $ 5,074,710

Net loss                         (937,496)       (9,470)     (946,966)
                               ----------      --------    ----------
Partners' capital (deficit),
December 31, 1999             $ 4,346,571     $(218,827)  $ 4,127,744
                               ==========      ========     =========

Series 5
--------

Partners' capital (deficit),
    April 1, 1999             $  639,069     $  (35,717)  $   603,352

Net loss ,                       (87,539)          (884)      (88,423)
                               ---------        -------     ---------

Partners' capital (deficit),
December 31, 1999             $  551,530      $ (36,601)  $   514,929
                               =========        =======     =========

Series 6
--------

Partners' capital (deficit),
    April 1, 1999             $2,634,070      $ (88,117)  $ 2,545,953

Net loss                        (315,336)        (3,185)     (318,521)
                               ---------         ------     ---------

Partners' capital (deficit),
December 31, 1999             $2,318,734      $ (91,302)   $2,227,432
                               =========        =======     =========

       The accompanying notes are an integral part of these statements.
                                  2


            Boston Capital Tax Credit Fund Limited Partnership

                         STATEMENTS OF CASH FLOWS

                        Nine Months Ended December 31,
                                (Unaudited)



                                             1999             1998
                                             ----             ----
Cash flows from operating activities:
    Net loss                              $(2,639,415)   $(3,099,323)
    Adjustments
       Distributions from Operating
         Partnerships                           3,194          9,788
       Amortization                                 -              -
       Share of loss from Operating
         Partnerships                       1,832,521      2,287,150

    Changes in assets and liabilities
       Increase (Decrease) in accounts,
         payable                              817,608        837,694
       Decrease (Increase) in other
         assets                               (23,597)       (44,990)
                                           ----------     ----------

         Net cash provided by (used in)
           operating activities                (9,689)        (9,681)
                                           ----------     ----------

        INCREASE (DECREASE) IN CASH AND CASH
           EQUIVALENTS                         (9,689)        (9,681)

Cash and cash equivalents, beginning          160,135        176,885
                                           ----------     ----------

Cash and cash equivalents, ending         $   150,446    $   167,204
                                           ==========     ==========





      The accompanying notes are an integral part of these statements.

                                   25


             Boston Capital Tax Credit Fund Limited Partnership

                           STATEMENTS OF CASH FLOWS

                         Nine Months Ended December 31,
                                 (Unaudited)

                                                    Series 1
                                            -------------------------
                                               1999             1998
                                               ----             ----
Cash flows from operating activities:
    Net loss                              $  (156,149)   $  (153,378)
Adjustments
       Distributions received from
         (refunded to)Operating Partnerships   (1,398)             -
       Amortization                                 -              -
       Share of loss from Operating
         Partnerships                           9,263              -

    Changes in assets and liabilities
       Increase (Decrease) in accounts
         payable                              152,922        144,825
       Decrease (Increase) in other
         assets                                     -              -
                                           ----------     ----------

         Net cash provided by (used in)
           operating activities                 4,638         (8,553)
                                           ----------     ----------

        INCREASE (DECREASE) IN CASH AND CASH
           EQUIVALENTS                          4,638         (8,553)

Cash and cash equivalents, beginning            6,640         15,351
                                           ----------     ----------

Cash and cash equivalents, ending         $    11,278    $     6,798
                                           ==========     ==========





      The accompanying notes are an integral part of these statements.

                                   2


             Boston Capital Tax Credit Fund Limited Partnership

                           STATEMENTS OF CASH FLOWS

                         Nine Months Ended December 31,
                                  (Unaudited)

                                                    Series 2
                                            -------------------------
                                              1999            1998
                                              ----            ----
Cash flows from operating activities:
    Net loss                              $  (184,808)   $  (213,107)
    Adjustments
       Distributions from Operating
         Partnerships                             800              -
       Amortization                                 -              -
       Share of loss from Operating
         Partnerships                         119,263        146,877

    Changes in assets and liabilities
       Increase (Decrease) in accounts
         payable                               64,820         68,777
       Decrease (Increase) in other
         assets                                     -              -
                                           ----------     ----------

         Net cash provided by (used in)
           operating activities                    75          2,547
                                           ----------     ----------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                    75          2,547

Cash and cash equivalents, beginning            5,497          3,977
                                           ----------     ----------

Cash and cash equivalents, ending         $     5,572    $     6,524
                                           ==========     ==========




      The accompanying notes are an integral part of these statements.

                                   2


          Boston Capital Tax Credit Fund Limited Partnership

                       STATEMENTS OF CASH FLOWS

                    Nine Months Ended December 31,
                             (Unaudited)

                                                    Series 3
                                           -------------------------
                                             1999             1998
                                             ----             ----
Cash flows from operating activities:
    Net loss                              $  (944,548)   $(1,261,174)
    Adjustments
       Distributions from Operating
         Partnerships                           1,029              -
       Amortization                                 -              -
       Share of loss from Operating
         Partnerships                         718,499      1,037,678

    Changes in assets and liabilities
       Increase (Decrease) in accounts
         payable                              226,988        213,905
       Decrease (Increase) in other
         assets                                   200              -
                                           ----------     ----------

         Net cash provided by (used in)
           operating activities                 2,168         (9,591)
                                           ----------     ----------

         INCREASE (DECREASE) IN CASH AND CASH
           EQUIVALENTS                          2,168         (9,591)

Cash and cash equivalents, beginning            2,331         14,333
                                           ----------     ----------

Cash and cash equivalents, ending         $     4,499    $     4,742
                                           ==========      =========





      The accompanying notes are an integral part of these statements.

                                   28


             Boston Capital Tax Credit Fund Limited Partnership

                         STATEMENTS OF CASH FLOWS

                      Nine Months Ended December 31,
                                (Unaudited)
                                                    Series 4
                                           -------------------------
                                             1999             1998
                                             ----             ----
Cash flows from operating activities:
    Net loss                              $ (946,966)   $  (966,537)
    Adjustments
       Distributions from Operating
         Partnerships                              3              -
       Amortization                                -              -
       Share of loss from Operating
         Partnerships                        731,704        751,737

    Changes in assets and liabilities
       Increase (Decrease) in accounts
         payable                             233,024        271,268
       Decrease (Increase) in other
         assets                              (23,505)       (44,990)
                                           ---------     ----------

         Net cash provided by (used in)
           operating activities               (5,740)        11,478
                                           ---------     ----------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS               (5,740)        11,478

Cash and cash equivalents, beginning          10,320          1,955
                                           ---------     ----------

Cash and cash equivalents, ending         $    4,580    $    13,433
                                           =========     ==========






      The accompanying notes are an integral part of these statements.
                                     2


              Boston Capital Tax Credit Fund Limited Partnership

                          STATEMENTS OF CASH FLOWS

                        Nine Months Ended December 31,
                                 (Unaudited)

                                                    Series 5
                                            -------------------------
                                               1999            1998
                                               ----            ----
Cash flows from operating activities:
    Net loss                              $   (88,423)   $   (124,211)
    Adjustments
       Distributions from Operating
         Partnerships                               -               -
       Amortization                                 -               -
       Share of loss from Operating
         Partnerships                          48,432          83,528

    Changes in assets and liabilities
       Increase (Decrease) in accounts
         payable                               29,593          29,592
       Decrease (Increase) in other
         assets                                  (292)              -
                                           ----------      ----------

         Net cash provided by (used in)
           operating activities               (10,690)        (11,091)
                                           ----------      ----------
         DECREASE IN CASH AND CASH
           EQUIVALENTS                        (10,690)        (11,091)

Cash and cash equivalents, beginning          118,832         130,957
                                           ----------      ----------

Cash and cash equivalents, ending         $   108,142     $   119,866
                                           ==========      ==========




      The accompanying notes are an integral part of these statements.

                                   3


             Boston Capital Tax Credit Fund Limited Partnership

                           STATEMENTS OF CASH FLOWS

                         Nine Months Ended December 31,
                                  (Unaudited)

                                                    Series 6
                                            -------------------------
                                              1999             1998
                                              ----             ----
Cash flows from operating activities:
    Net loss                              $  (318,521)    $ (380,916)
    Adjustments
       Distributions from Operating
         Partnerships                           2,760          9,788
       Amortization                                 -              -
       Share of loss from Operating
         Partnerships                         205,360        267,330

    Changes in assets and liabilities
       Increase (Decrease) in accounts
         payable                              110,261        109,327
       Decrease (Increase) in other
         assets                                     -              -
                                           ----------     ----------

         Net cash provided by (used in)
           operating activities                  (140)         5,529
                                           ----------     ----------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                  (140)         5,529

Cash and cash equivalents, beginning           16,515         10,312
                                           ----------     ----------

Cash and cash equivalents, ending         $    16,375    $    15,841
                                           ==========     ==========





      The accompanying notes are an integral part of these statements.

                                   3


              Boston Capital Tax Credit Fund Limited Partnership
                        NOTES TO FINANCIAL STATEMENTS
                              December 31, 1999
                                 (Unaudited)
NOTE A - ORGANIZATION

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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

     The condensed financial statements included herein as of December 31, 1999 and for the three and nine months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Partnership in acquiring the investments in Operating Partnerships are capitalized to the investment account. The Partnership's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested


                                    3

           Boston Capital Tax Credit Fund Limited Partnership
               NOTES TO FINANCIAL STATEMENTS - CONTINUED
                         December 31, 1999
                            (Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES (continued) that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's Annual Report on Form 10-K.

NOTE C - RELATED PARTY TRANSACTIONS
       The Partnership has entered into several transactions with various affiliates of the general partner, including Boston Capital Partners, Inc. and Boston Capital Asset Management Limited Partnership.

       General and administrative expenses incurred by Boston Capital Partners, Inc. and its affiliates were charged to each series' operations for the quarters ended December 31, 1999 and 1998 as follows:
                               1999       1998
                              -----      -----
                Series 1    $   217    $   873
                Series 2        535        906
                Series 3        578      1,564
                Series 4        651      1,497
                Series 5        361      1,052
                Series 6        217        798
                             ------     ------
                            $ 2,559    $ 6,690
                             ======     ======

       An annual partnership management fee based on .375 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. The partnership management fee accrued for the quarters ended December 31, 1999 and 1998 are as follows:
                               1999        1998
                               ----        ----
                Series 1   $ 45,216    $ 45,216
                Series 2     17,310      17,310
                Series 3     67,497      67,497
                Series 4     62,721      62,721
                Series 5      9,864       9,864
                Series 6     36,069      36,069
                            -------     -------
                           $238,677    $238,677
                            =======     =======
      Accounts payable - affiliates at December 31, 1999 and 1998 represents accrued general and administrative expenses, partnership management fees, and advances from an affiliate of the general partner, which are payable to Boston Capital Partners, Inc., and Boston Capital Asset Management Limited Partnership.

                                     3

          Boston Capital Tax Credit Fund Limited Partnership
               NOTES TO FINANCIAL STATEMENTS - CONTINUED
                        December 31, 1999
                            (Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS  (continued)
      As of December 31, 1999, an affiliate of the general partner advanced a total of $561,629 to the Partnership to pay certain operating expenses of the Partnership, and to make advances and/or loans to Operating Partnerships. $12,000 of the total was advanced during the quarter ended December 31, 1999.
 Below is a summary, by series, of the advances made to date.

			                1999
                               -------
                   Series 1   $ 76,810
                   Series 2     55,000
                   Series 3    123,250
                   Series 4    306,569
                               -------
                              $561,629
                               =======

These advances are included in Accounts payable-affiliates. These advances, and any additional advances, will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships.

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS
       At December 31, 1999 and 1998, the Partnership had limited partnership interests in one hundred and five Operating Partnerships which own operating apartment complexes as follows: nineteen in Series 1; eight in Series 2; thirty-three in Series 3; twenty-five in Series 4; five in Series 5; and fifteen in Series 6.

       Under the terms of the Partnership's investment in each Operating Partnership, the Partnership was required to make capital contributions to such Operating Partnerships. These contributions were payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. At December 31, 1999 and 1998, all capital contributions had been paid.

       The Partnership's fiscal year ends March 31 of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period.
Accordingly, the current financial results available for the Operating Partnerships are for the nine months ended September 30, 1999.

       The combined unaudited summarized statements of operations of the Operating Partnerships for the nine months ended September 30, 1999 and 1998 are as follows:
                                  3


            Boston Capital Tax Credit Fund Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                        December 31, 1999
                            (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                     Nine Months Ended September 30,
                             (Unaudited)

                                                 Series 1
                                       ---------------------------
                                          1999             1998
                                          ----             ----
Revenues
   Rental                             $ 3,858,377      $ 3,743,681
   Interest and other                     174,614          204,759
                                        ---------        ---------
                                        4,032,991        3,948,440
                                        ---------        ---------
Expenses
  Interest                                864,990          882,421
  Depreciation and amortization         1,414,434        1,273,520
  Operating expenses                    3,075,683        3,036,220
                                        ---------        ---------
                                        5,355,107        5,192,161
                                        ---------        ---------
          NET LOSS                    $(1,322,116)     $(1,243,721)
                                        =========        =========
Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership                $    (9,263)     $         -
                                        =========        =========

Net loss allocated to other partners  $   (13,221)     $   (12,437)
                                        =========        =========

Net loss suspended                    $(1,299,632)     $(1,231,284)
                                        =========        =========

The variance in allowable loss from the Operating Partnerships for the nine months ended September 30, 1999 and 1998 is mainly a result of the way the Partnership accounts for its investment in Operating Partnerships. The Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. However, the Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.
                                    35


            Boston Capital Tax Credit Fund Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       December 31, 1999
                           (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                       Nine Months Ended September 30,
                              (Unaudited)

                                                Series 2
                                        --------------------------
                                           1999             1998
                                           ----             ----
 Revenues
   Rental                             $ 1,023,514     $  1,007,293
   Interest and other                      58,490           51,548
                                        ---------        ---------
                                        1,082,004        1,058,841
                                        ---------        ---------
Expenses
  Interest                                318,684          318,197
  Depreciation and amortization           319,735          289,651
  Operating expenses                      835,621          781,176
                                        ---------        ---------
                                        1,474,040        1,389,024
                                        ---------        ---------
          NET LOSS                    $  (392,036)     $  (330,183)
                                        =========        =========
Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership                $  (119,263)     $  (146,877)
                                        =========        =========

Net loss allocated to other partners  $    (3,920)     $    (3,302)
                                        =========        =========

Net loss suspended                    $  (268,853)     $  (180,004)
                                        =========        =========

The variance in allowable loss from the Operating Partnerships for the nine months ended September 30, 1999 and 1998 is mainly a result of the way the Partnership accounts for its investment in Operating Partnerships. The Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for an distributions received or accrued. However, the Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.
                                   3


            Boston Capital Tax Credit Fund Limited Partnership

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            December 31, 1999
                               (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                        Nine Months Ended September 30,
                              (Unaudited)

                                                  Series 3
                                        --------------------------
                                          1999             1998
 Revenues                                 ----             ----

   Rental                             $ 5,008,225      $ 4,725,112
   Interest and other                     268,309          354,234
                                        ---------        ---------
                                        5,276,534        5,079,346
                                        ---------        ---------
Expenses
  Interest                              1,638,669        1,775,719
  Depreciation and amortization         1,811,911        1,854,350
  Operating expenses                    3,598,447        3,332,434
                                        ---------        ---------
                                        7,049,027        6,962,503
                                        ---------        ---------
          NET LOSS                    $(1,772,493)     $(1,883,157)
                                       ==========       ==========
Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership                $  (718,499)     $(1,037,678)
                                       ==========       ==========

Net loss allocated to other partners  $   (17,725)     $   (18,832)
                                       ==========       ==========

Net loss suspended                    $(1,036,269)     $  (826,647)
                                       ==========       ==========

The variance in allowable loss from the Operating Partnerships for the nine months ended September 30, 1999 and 1998 is mainly a result of the way the Partnership accounts for its investment in Operating Partnerships. The Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. However, the Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.
                                    37


           Boston Capital Tax Credit Fund Limited Partnership

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                        December 31, 1999
                           (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

             COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                     Nine Months Ended September 30,
                           (Unaudited)

                                                  Series 4
                                       ----------------------------
                                          1999             1998
 Revenues                                 ----             ----
   Rental                             $ 4,961,810      $ 4,881,294
   Interest and other                     212,087          205,532
                                       ----------       ----------
                                        5,173,897        5,086,826
                                       ----------       ----------
Expenses
  Interest                              1,984,464        1,997,669
  Depreciation and amortization         1,692,487        1,725,521
  Operating expenses                    3,208,122        3,050,801
                                       ----------       ----------

                                        6,885,073        6,773,991
                                       ----------       ----------
          NET LOSS                    $(1,711,176)     $(1,687,165)
                                       ==========       ==========
Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership                $  (731,704)     $  (751,737)
                                       ==========       ==========
Net loss allocated to other partners  $   (17,112)     $   (16,872)
                                       ==========       ==========

Net loss suspended                    $  (962,360)     $  (918,556)
                                       ==========       ==========

The variance in allowable loss from the Operating Partnerships for the nine months ended September 30, 1999 and 1998 is mainly a result of the way the Partnership accounts for its investment in Operating Partnerships. The Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. However, the Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.

                                  3

            Boston Capital Tax Credit Fund Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 1999
                              (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                       Nine Months Ended September 30,
                             (Unaudited)

                                                  Series 5
                                        --------------------------
                                           1999             1998
 Revenues                                  ----             ----
   Rental                               $ 497,211        $ 493,991
   Interest and other                      44,228           50,457
                                          -------         --------

                                          541,439          544,448
                                          -------         --------
Expenses
  Interest                                174,047          192,991
  Depreciation and amortization           172,379          179,939
  Operating expenses                      374,256          361,326
                                          -------         --------
                                          720,682          734,256
                                          -------         --------

          NET LOSS                      $(179,243)       $(189,808)
                                         ========         ========
Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership                  $ (48,432)       $ (83,528)
                                         ========         ========

Net loss allocated to other partners    $  (1,792)       $  (1,898)
                                         ========         ========

Net loss suspended                      $(129,019)       $(104,382)
                                         ========         ========

The variance in allowable loss from the Operating Partnerships for the nine months ended September 30, 1999 and 1998 is mainly a result of the way the Partnership accounts for its investment in Operating Partnerships. The Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. However, the Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.
                                    39


           Boston Capital Tax Credit Fund Limited Partnership

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                        December 31, 1999
                           (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

           COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                      Nine Months Ended September 30,
                             (Unaudited)

                                                  Series 6
                                        --------------------------
                                          1999             1998
 Revenues                                 ----             ----
   Rental                              $3,249,975       $3,140,413
   Interest and other                     152,977          199,914
                                        ---------        ---------

                                        3,402,952        3,340,327
                                        ---------        ---------
Expenses
  Interest                              1,212,338          890,423
  Depreciation and amortization           916,267        1,019,185
  Operating expenses                    1,843,364        1,932,019
                                        ---------        ---------
                                        3,971,969        3,841,627
                                        ---------        ---------
          NET LOSS                     $ (569,017)      $ (501,300)
                                        =========        =========
Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership                 $ (205,360)      $ (267,330)
                                        =========        =========

Net loss allocated to other partners   $   (5,690)      $   (5,013)
                                        =========        =========

Net loss suspended                     $ (357,967)      $ (228,957)
                                        =========        =========

The variance in allowable loss from the Operating Partnerships for the nine months ended September 30, 1999 and 1998 is mainly a result of the way the Partnership accounts for its investment in Operating Partnerships. The Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. However, the Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.
                                   40


             Boston Capital Tax Credit Fund Limited Partnership

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 1999
                            (Unaudited)

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




































                                   4



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

    The Partnership is currently accruing the annual partnership management fee. Partnership management fees accrued during the quarter ended December 31, 1999 were $238,677 and total partnership management fees accrued as of December 31, 1999 were $7,161,505. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Partnership receives sales or refinancing proceeds from Operating Partnerships, which will be used to satisfy such liabilities.

    The Partnership has recorded $625,195 as payable to affiliates. This represents advances to pay certain third party operating expenses of the Partnership, and to make advances and/or loans to Operating Partnerships, and accrued overhead allocations. The breakout between series are: $83,118 in series 1, $70,835 in series 2, $145,919 in series 3, $320,646 in series 4, none in series 5, and $4,677 in series 6. These and any future advances or accruals will be paid, without interest, from available cash flow, reporting fees, or proceeds of sales or refinancing of the Partnership's interest in Operating Partnerships.

Capital Resources
-----------------
    The Partnership offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on August 29, 1988. The Partnership received and accepted subscriptions for $97,746,940 representing 9,800,600 BACs from investors admitted as BAC Holders in Series 1 through Series 6 of the Partnership. Offers and sales of BACs in Series 1 through Series 6 of the Partnership were completed and the last of the BACs in Series 6 were issued by the Partnership on September 29, 1989. At December 31, 1999 and 1998 the Partnership had limited partnership equity interests in 105 Operating Partnerships.












                                 4

Capital Resources (continued)
-----------------
	As of December 31, 1999 the Partnership had $150,446 in remaining net offering proceeds. Below is a table, which provides, by series, the equity raised, number of BAC's sold, final date BAC's were offered, number of properties invested in, and remaining proceeds.

                                      Final        Number of      Proceeds
Series     Equity        BAC's      Close Date    Properties     Remaining
------   -----------    ---------   ----------    ----------     ---------
  1      $12,999,000    1,299,900    12/18/88         19          $ 11,278
  2        8,303,000      830,300    03/30/89          8             5,572
  3       28,822,000    2,882,200    03/14/89         33             4,499
  4       29,788,160    2,995,300    07/07/89         25             4,580
  5        4,899,000      489,900    08/22/89          5           108,142
  6       12,935,780    1,303,000    09/29/89         15            16,375
         -----------    ---------                    ---           -------
         $97,746,940    9,800,600                    105          $150,446
         ===========    =========                    ===           =======


































                                    4


Results of Operations
---------------------

    At December 31, 1999 and 1998 the Partnership held limited partnership interests in 105 Operating Partnerships. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test(i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

    The Partnership incurs an annual partnership management fee to the General Partner and/or its affiliates in an amount equal to 0.375% of the aggregate cost of the Apartment Complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid by the Operating Partnerships. The annual partnership management fee is currently being accrued. It is anticipated that outstanding fees will be repaid from sale or refinancing proceeds. The annual partnership management fee charged to operations for the quarters ended December 31, 1999 and 1998 were $227,677 and $233,677, respectively.

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

Series 1.
---------  As of December 31, 1999 and 1998, the average Qualified
Occupancy for the series was 100%. The series had a total of 19 properties at December 31, 1999, all of which were at 100% Qualified Occupancy.

    For the nine months being reported, the series reflects a net loss from Operating Partnerships of $1,322,116. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect a positive operations of $92,318. While overall positive operations are being reported, there are a few properties that are generating net losses. Substantially all of the net loss is attributable to accrued mortgage interest not currently payable by Kingston Property Associates (Broadway East Townhomes), Genesee Commons Associates (River Park Commons), and Unity Park Associates (Unity Park Phase
II). All three Operating Partnerships have forbearance agreements in place allowing the property to pay minimal mortgage payments while the property continues to accrue all interest payments due. Both Genesse and Kingston appear to be improving and are making partial mortgage payments. All three properties have received loans from the state housing agency, which are being used to complete rehabilitation work. This rehab is ongoing and loan proceeds

                                4

will continue to fund repairs until the monies are exhausted. Although the repairs have had a positive financial impact on both Kingston and Genesee Commons, due to economic conditions in Niagara, NY, Unity Park Associates remains unable to support itself without substantial loans from the operating general partner. The Operating General Partner is seeking additional financial support from NYS Housing Finance Agency to help stabilize the property. If additional financing is unavailable, the Operating General Partner is considering transferring the deed back to the state of New York. If a transfer takes place, the partnership would incur recapture and interest penalties.

The properties owned by Townhomes of Minnehaha Court (Minnehaha Court Apartments) and Virginia Circle (Virginia Circle Townhomes) have shown improved operating results but continue to incur high operating expenses. During 1999, the properties were able to operate without financial assistance from the Operating General Partner. This improvement in operations is expected to continue. Minnesota Housing Finance Agency has continued their commitment to support improved operations by granting interest free mortgage loans to Townhomes of Minnehaha and Virginia Circle to correct deferred maintenance issues. All of the exterior items at each property have been completed and the remaining maintenance items will be completed as units turnover.

Series 2.
---------  As of December 31, 1999 and 1998, the average Qualified
Occupancy for the series was 100% for both years. The series had a total of eight properties at December 31, 1999 all of which were at 100% Qualified Occupancy.

For the nine months being reported the series reflects a net loss from the Operating Partnerships of $392,036. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect a net loss of $72,301.

	The properties owned by Haven Park Partners III, A California L.P. (Glenhaven Park III) and Haven Park Partners IV, A California L.P. (Glenhaven Park IV) continue to suffer from high operating expenses compared to operating income. In an attempt to reduce operating expenses the Operating General Partner is initiating negotiations with a not-for-profit general partner to provide tenant services, coordinate leasing and community outreach. As a result of repairs to unit interiors, occupancy levels have stabilized. At December 31, 1999 physical occupancy at Haven Park III was 93% and at Haven Park IV was 92%. Additional deferred maintenance issues are budgeted for completion in this year's business plan. The scope of work includes exterior painting, limited siding replacement, and fence repairs. The work will not affect occupancy, but will prevent further physical deterioration, and help preserve the asset.

Annadale Housing Partners (Kingsview Manor & Estates) has reported net losses due to operational issues associated with the property. In order to address these issues, the Operating General Partner hired a consultant to assist management in aggressively marketing the property. In addition, the managing agent hired a new on-site manager and leasing agent. As a result of the aforementioned changes, occupancy reached 92% as of December 31, 1999. Rental rates at the property were increased. In an effort to reduce operating costs the Operating General Partner initiated loan restructure discussions
                              4

with the first lender for more favorable terms. The loan restructure was finalized with more favorable terms. In exchange for payment by the Operating General Partner of $620,457, monthly mortgage payments were reduced by 79%, thereby alleviating the property of a large monthly cash obligation. With the additional cash available, property operations are anticipated to improve
significantly over prior years.   The Investment General Partner continues to
monitor this situation closely.

Series 3.
---------  As of December 31, 1999 and 1998, the average Qualified
Occupancy for the series was 99.7% and 99.3% respectively. The series had a total of 33 properties at December 31, 1999 of which 31 were at 100% Qualified Occupancy.

For the nine months being reported series reflects a net loss from the Operating Partnerships of $1,772,493. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect a net loss of $39,418.

The Investment General Partner continues to monitor the operations of Lincoln Hotel Associates (Lincoln Apartments) in an effort to improve the overall results of operations of the series. As of December 31, 1999 the overall physical occupancy of the property was 95%. The management company, with the assistance of area housing agencies and a more thorough screening process, has greatly improved the occupancy. The improved occupancy, along with expense reductions, has resulted in a net income for the twelve month period ended December 31, 1999 of $51,012. The property's net cash flow for the twelve month period of 1999 was a deficit of $2,095.

The property owned by California Investors VI LP (Orchard Park) sustained a physical occupancy of 92% in December of 1999. The increased occupancy is the result of the management company's aggressive marketing efforts and the many capital improvements completed at the property, including office renovations and the addition of an activity center. These improvements have been successful in attracting and retaining tenants. In addition, the property's surrounding area is experiencing economic growth. A major public sports park, currently being developed next to Orchard Park is scheduled to be completed in the fall of 2000. Once this park is opened, it is expected to further enhance the appeal of Orchard Park Apartments.

	Hidden Cove Apartments (Hidden Cove) continues to incur operating deficits due to significant turnover expenditures. While the new management company has been successful in reducing the deficits by reducing expenses and increasing occupancy, the property remains unable to operate above break-even. The property has been able to fund operating expenses and current debt service, but due to high turnover costs, cannot support required capital improvements and the funding of the security deposit account, although major capital improvement items identified by the management company have been completed. Average occupancy at the property remains at 98%. To date the Operating General Partner has been unsuccessful in securing refinancing through local lenders. Refinancing will be attempted again in 2000 once the property has maintained stabilized occupancy greater than 90% for a significant period of time.

Central Parkway Towers (Central Parkway Towers), continues to experience occupancy problems. Overall physical occupancy at the property in the fourth

                                   4

quarter of 1999 was 60%, a slight drop from the third quarter figure of 61%. Management reports that the low occupancy results from residents having more housing options available to them in recent years than they did in previous years. The low occupancy continues to result in operating deficits, accrued liabilities, and deferred maintenance. Management recently signed a contract with the city for a 15 unit set aside - this represented an increase over its previous commitment of 10 units. Management is also attempting to renegotiate a contract with the County Mental Health Board to increase the County's commitment beyond 15 units. Management continues to work with city, state, and federal agencies to expand referrals and contracts. It has also accelerated and streamlined its resident application process, and has undertaken advertising in an attempt to locate potential residents. Also, the Operating General Partner plans to meet with the lessor of the building to try to negotiate a reduction in its monthly lease payment. The Operating General Partner continues to advance funds to cover operating deficits as they occur.

Series 4.
--------- As of December 31, 1999 and 1998, the average Qualified Occupancy for the series was 100% for both years. The series had a total of 25 properties at December 31, 1999, all of which were at 100% Qualified Occupancy.

For the nine months being reported the series reflects a net loss from the Operating Partnerships of $1,711,176. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect a net loss of $18,689.

During 1999, Unity Park Associates (Unity Park Phase II) again operated with a net loss. Despite a forbearance agreement with the first mortgage holder, which allows the property to accrue mortgage interest instead of making debt service payments, the property is still unable to operate above breakeven. A poor local economy, low occupancy and high expenses continue to hinder operations. The property has received loans from the state housing agency and completed deferred maintenance improvements during 1998 and 1999. However, due to a lack of rental assistance at the property and the poor local economy, the rehabilitation work has had little effect on improving the occupancy. The Operating General Partner has recently expressed an unwillingness to continue funding the operating deficits at the property. The Operating General Partner is currently seeking additional financial support from the New York State Housing Finance Agency to help stabilize the property. The Investment General Partner does not believe the New York State Housing Finance Agency is willing to provide additional funding sufficient to improve and stabilize the operations. Without additional financing, the Operating General Partner will likely transfer the deed back to the State of New York. If a transfer takes place, the investment partnership will incur recapture and interest penalties. The Investment General Partner is closely monitoring the situation and will provide an estimated impact of recapture on the credit yield when it becomes feasible.

The Operating Partnership, Van Dyck Estates XVI-A (Van Dyck Estates XVI-
A) has completed the payments required to cure its delinquent real estate taxes. A recent reduction in real estate taxes has allowed the property to operate close to break-even, but the property remains unable to fund the replacement reserve account. Future capital improvements may require funding from the Operating General Partner. The property continues to operate at nearly 100% occupancy every month.
                                4

      Central Parkway Towers (Central Parkway Towers) continues to experience occupancy problems. Overall physical occupancy at the property in the fourth quarter of 1999 was 60%, a slight drop from the third quarter figure of 61%. Management reports that the low occupancy results from residents having more housing options available to them in recent years than they did in the previous years. The low occupancy continues to result in operating deficits, accrued liabilities, and deferred maintenance. Management recently signed a contract with the city for a 15 unit set aside - this represented an increase over its previous commitment of 10 units. Management is also attempting to renegotiate a contract with the County Mental Health Board to increase the County's commitment beyond 15 units. Management continues to work with city, state, and federal agencies to expand referrals and contracts. It has also accelerated and streamlined its resident application process, and has undertaken advertising in an attempt to locate potential residents. Also, the Operating General Partner plans to meet with the lessor of the building to try to negotiate a reduction in its monthly lease payment. The Operating General Partner has been advancing funds to cover operating deficits as they occur.

The property owned by Haven Park Partners, A California L.P. (Glenhaven
Park II) continues to suffer from excessive operating expenses compared to operating income. In an attempt to reduce operating expenses the Operating General Partner is negotiating with a not-for-profit to provide tenant services, coordinate leasing and community development. As a result of repairs to unit interiors, occupancy levels have stabilized. At December 31, 1999 physical occupancy at Haven Park II was 100%. Additional deferred maintenance issues are budgeted for completion in this year's business plan. The scope of work includes exterior painting, limited siding replacement, and fence repairs. The work will not affect occupancy, but will prevent further physical deterioration, and help preserve the asset.

Series 5.
--------- As of December 31, 1999 and 1998, the average Qualified Occupancy for the series was 100% for both years. The series had a total of five properties at December 31, 1999, all of which were at 100% Qualified Occupancy.

For the nine months being reported the series reflects a net loss from the Operating Partnerships of $179,243. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect a net loss of $6,864.

Annadale Housing Partners (Kingsview Manor & Estates) has reported net losses due to operational issues associated with the property. In order to address these issues, the Operating General Partner hired a consultant to assist management in aggressively marketing the property. In addition, the managing agent hired a new on-site manager and leasing agent. As a result of the aforementioned changes, occupancy reached 92% as of December 31, 1999. Rental rates at the property were increased. In an effort to reduce operating costs the Operating General Partner initiated loan restructure discussions with the first lender for more favorable terms. The loan restructure was finalized with a more favorable terms. In exchange for payment by the Operating General Partner of $620,457.20, monthly mortgage payments were reduced by 79%, thereby alleviating the property of a large monthly cash obligation. With the additional cash available, property operations are anticipated to improve significantly over prior years. The Investment General Partner continues to monitor this situation closely.
                          4

The property owned by Glenhaven Park Partners, A California L.P.
(Glenhaven Estates) continues to suffer from excessive operating expenses compared to operating income. In an attempt to reduce operating expenses, the Operating General Partner is initiating negotiations with a not-for-profit to provide tenant services, coordinate leasing and community outreach. As a result of repairs to unit interiors, occupancy is anticipated to stabilize. Occupancy as of December 31, 1999 is 83%. Additional deferred maintenance issues are budgeted for completion in this year's business plan. The scope of work includes exterior painting, limited siding replacement, and fence repairs. The work will not affect occupancy, but will prevent further physical deterioration, and help preserve the asset.


Series 6.
--------- As of December 31, 1999 and 1998, the average Qualified Occupancy for the series was 100% for both years. The series had a total of 15 properties at December 31, 1999, all of which were at 100% Qualified Occupancy.

    	For the nine months being reported the series reflects a net loss from the Operating Partnerships of $569,017. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $347,250.


Year 2000 Compliance
--------------------
As previously stated in the Partnership's 10-K, Boston Capital and its management have reviewed the potential computer problems that may arise from the century date change known as the "Year 2000" or "Y2K" problem. We are happy to announce that we did not experience any computer-related problems as a result of this date change and therefore, there was no impact on our investors.






















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
























                                  5


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



                                BOSTON CAPITAL TAX CREDIT
                                FUND LIMITED PARTNERSHIP



                           By:  Boston Capital Associates Limited
                                Partnership, General Partner



                           By:  C&M Associates, d/b/a
                                Boston Capital Associates



Date:  February 18, 2000   By:
                                ---------------------------
                                John P. Manning,
  Partner & Principal Financial
                                Officer

























                                    51