Form 10-K405
period 2000-03-31
BOSTON CAPITAL TAX CREDIT FUND LTD PARTNERSHIP
filed 2000-07-10
CIK 835095

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

[X]    Annual report pursuant to Section 13 or 15(d) of the
Securities
       Exchange Act of 1934

       For the fiscal year ended  March 31, 2000  or
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

|XX|


                     DOCUMENTS INCORPORATED BY REFERENCE
                     -----------------------------------
The following documents of the Partnership are incorporated by reference:

    Form 10-K
      Parts                        Document
    ---------                      --------
    Parts I, III                   October 14, 1988 Prospectus,
as
                                   supplemented


              BOSTON CAPITAL TAX CREDIT FUND LIMITED PARTNERSHIP
                           Form 10-K ANNUAL REPORT
                      FOR THE YEAR ENDED MARCH 31, 2000

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

Description of Business
-----------------------
   The Partnership's principal business is to invest as a limited partner in other limited partnerships (the "Operating Partnerships"), each of which was to own or lease and operate an Apartment Complex exclusively or partially for low- and moderate-income tenants. Each Operating Partnership in which the
Partnership has invested owns an Apartment Complex which is completed, newly-constructed, or newly-rehabilitated. Each Apartment Complex qualified for the low-income housing tax credit under Section 42 of the Code (the
"Federal Housing Tax Credit"), thereby providing tax benefits over a period of eleven years in the form of tax credits which investors may use to offset income, subject to certain strict limitations, from other sources. Certain of the Apartment Complexes also qualified for the historic rehabilitation tax credit under Section 48 of the Code (the "Rehabilitation Tax Credit"). The Federal Housing Tax Credit and the Government Assistance programs are described on pages 53 to 73 of the Prospectus under the caption "Government Assistance


                                    1

Programs," which is incorporated herein by reference.  Section
236 (f) (ii) of
the National Housing Act, as amended, in Section 101 of the Housing and Urban
Development Act of 1965, as amended, each provide for the making by HUD of rent supplement payments to low income tenants in properties which receive other forms of federal assistance such as Tax Credits. The payments for each tenant, which are made directly to the owner of their property, generally are in such amounts as to enable the tenant to pay rent equal to 30% of the adjusted family income. Some of the Apartment Complexes in which the
Partnership has invested are receiving such rent supplements from HUD. HUD has been in the process of converting rent supplement assistance to assistance paid not to the owner of the Apartment Complex, but directly to the individuals. At this time, the Partnership is unable to predict whether
Congress will continue rent supplement programs payable directly to owners of the Apartment Complex.

     At March 31, 2000, the Partnership had limited partnership equity interests in one hundred five operating partnerships which own operating apartment complexes as follows: nineteen in Series 1; eight in Series 2;
thirty-three in Series 3; twenty-five in Series 4; five in Series 5; and fifteen in Series 6. A description of these Operating Partnerships is set forth in Item 2 herein.

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



                                    2

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



























                                    3

        Boston Capital Tax Credit Fund Limited Partnership -
Series 1
                    PROPERTY PROFILES AS OF MARCH 31, 2000

                                  Mortgage
                                   Balance
Qualified Capital
Property                            As of    Construction
Occupancy Contrib-
Name             Location    Units 12/31/99    Completion
3/31/00    uted
-----------------------------------------------------------------
-------------
Apple Hill   West Newton,     44  $1,478,324      1/88
100%   $ 317,660
Apartments       NC

Bolivar Manor Bolivar,        24     875,963     11/88
100%     180,498
Apartments       NY

Briarwood     Vero Beach,     45   1,471,056      8/89
100%     386,368
Apartments       FL

Broadway      Kingston,      122   5,184,279      6/89
100%     952,500
East             NY

Country       Coldwater,      32     932,876      7/89
100%     202,610
Knoll            MI

Country       Warwick,        64   3,160,361      4/89
100%     845,000
Village Apts     NY

Elk Rapids II Elk Rapids,     24     735,782      2/89
100%     161,078
Apartments       MI

Green Acres   Yulee,          47   1,473,016      8/89
100%     394,500
Apartments       FL

Inglewood     St. Cloud,      50   1,479,639     11/88
100%     394,400
Meadows          FL

Minnehaha     St. Paul,       24   1,136,035     11/88
100%     631,138
Court Apts.      MN

Moss Creek    Wewahitchka,    23     707,959      6/88
100%     207,592
Apartments       FL

River Park    Rochester,     402   9,914,955     12/88
100%   2,315,400
Commons        NY

Sunset West   Conneaut,       40   1,167,002      4/88
100%     250,701
Apartments       OH

Unity Park    Niagara Falls, 198   9,760,376     12/90
100%     600,000
Phase II         NY

Villas of     Geneva,         40   1,182,349      8/88
100%     254,967
Geneva          OH

                                    4

        Boston Capital Tax Credit Fund Limited Partnership -
Series 1

                    PROPERTY PROFILES AS OF MARCH 31, 2000

Continued
---------
                                  Mortgage
                                   Balance
Qualified Capital
Property                            As of    Construction
Occupancy Contrib-
Name             Location    Units 12/31/99    Completion
3/31/00    uted
-----------------------------------------------------------------
-------------
Virginia
Circle        St. Paul,       16   $ 672,077      6/88
100%    $395,000
Townhomes       MN

Westchase     Three Rivers,   32     960,388      7/89
100%     202,610
Apartments      MI

Wood Creek    Saulte St.      32     960,890      7/89
100%     213,390
Manor           Marie, MI

Woodland      St. Cloud,      50   1,479,639     11/88
100%     394,500
Terrace         FL





























                                     5

        Boston Capital Tax Credit Fund Limited Partnership -
Series 2

                    PROPERTY PROFILES AS OF MARCH 31, 2000


                                  Mortgage
                                  Balance
Qualified  Capital
Property                           As of    Construction
Occupancy Contrib-
Name         Location     Units   12/31/99     Completion
3/31/00   uted
-----------------------------------------------------------------
-------------
Annadale     Fresno,       222  $9,757,626      6/90        100%
$1,736,542
Apartments      CA

Calexico     Calexico,      36   1,562,547      4/90        100%
464,896
Village Apts.   CA

Glenhaven    Merced,        15     488,600     12/89        100%
490,000
Park III        CA

Glenhaven    Merced,        12     392,861      6/90        100%
395,300
Park            CA

Heber II
Village      Heber,         24   1,091,002      4/89        100%
345,000
Apts.           CA

Redondo II  Westmorland,    32   1,432,633      7/90        100%
580,000
Apts.           CA

Redwood      McKinleyville, 48   1,766,199     12/89        100%
688,572
Creek Apts.     CA

Thunderbird  Mecca,         54   2,591,178      7/90        100%
1,012,157
Apartments      CA
















                                     6

        Boston Capital Tax Credit Fund Limited Partnership -
Series 3

                    PROPERTY PROFILES AS OF MARCH 31, 2000


                                  Mortgage
                                   Balance
Qualified Capital
Property                            As of    Construction
Occupancy Contrib-
Name           Location   Units   12/31/99     Completion
3/31/00    uted
-----------------------------------------------------------------
-------------
The 128
Park Street     Dorchester,  16  $   510,671     7/88
100%    $340,000
Lodging House    MA

Ashley Senior   Ashland,     62    1,773,701     5/89
100%     495,500
Center Apts.     OR

Belfast         Belfast,     24    1,082,747     5/89
100%     245,000
Birches          ME

The Bowditch    Jamaica Plain,
School           MA          50    1,614,057    12/89
100%     883,623
Lodging House

Carriage Gate   Palatka,     48    1,466,538    11/89
100%     385,000
Apartments       FL

Central         Cincinnati, 225    2,800,000    12/89
100%   4,482,818
Parkway Towers   OH

Colony Court    Eustis,      46    1,485,489     6/89
100%     384,200
Apartments       FL

Crane Street    Littleton,   33    1,470,840    12/88
100%     293,000
Court            NH

Cruz Bay        St. John,    20    1,481,679     2/89
100%     285,820
Apartments       USVI

Fiddler's Creek Southport,   24      958,771     2/89
100%     200,397
Apartments       NC

Gilmore Court   Jaffrey,     28    1,378,823     6/89
92%     288,660
                 NH

Greenwood       Owosso,      48    1,429,652     8/89
100%     312,090
Apartments       MI

Hidden Cove     W.Pittsburg  88    2,868,424     8/88
100%   1,761,650
Apartments       CA

Hillmont        Lake Park,   42    1,131,274     5/89
100%     265,218
Apartments       GA
                                    7

        Boston Capital Tax Credit Fund Limited Partnership -
Series 3

                    PROPERTY PROFILES AS OF MARCH 31, 2000

Continued
---------
                                  Mortgage
                                   Balance
Qualified Capital
Property                            As of    Construction
Occupancy Contrib-
Name          Location   Units   12/31/99     Completion
3/31/00     uted
-----------------------------------------------------------------
-------------
Jackson        Jackson,      28   $1,185,952       7/89
100%  $  225,000
Apartments       WY

Lake North     Lady Lake,    36    1,053,835       1/89
100%     220,780
Apartments       FL

Lakewood Terr  Lakeland,    132    3,735,725       8/89
100%     572,400
Apartments       FL

Lincoln        Salem,        63    2,995,634      12/88
100%     520,000
Apartments       MA

Mann Village   Indianapolis,204    5,492,161       5/89
98%   2,620,620
Apartments       IN

Maplewood      Cloquet,      24      752,753       4/89
100%     150,800
Apartments       MN

Mound Plaza    Moundville,   24      619,793       9/89
100%     129,465
Apartments       AL

Oak Crest      Brainerd,     30      904,353       5/89
100%     168,130
Manor II         MN

Orangewood     Umatilla,     45    1,470,057       9/89
100%     358,350
Villas           FL

Orchard Park   Beaumont,    144    3,802,193       5/89
100%   2,950,000
Apartments       CA

Paige Hall     Minneapolis,  69    2,253,150       4/89
100%     378,538
Apartments       MN

Queens         Philadelphia, 32    1,035,233       1/89
100%     759,500
Court Apts.      PA

Rainbow         Yuma,        81    1,887,613       1/89
100%     702,968
Apartments       AZ

Ripon           Ripon,       24      848,385       7/89
100%     176,260
Apartments       WI

        Boston Capital Tax Credit Fund Limited Partnership -
Series 3

                    PROPERTY PROFILES AS OF MARCH 31, 2000


Continued
---------
                                  Mortgage
                                   Balance
Qualified Capital
Property                            As of    Construction
Occupancy Contrib-
Name           Location   Units   12/31/99     Completion
3/31/00    uted
-----------------------------------------------------------------
-------------
Sun Village   Groveland,     34   $1,044,145       5/88
100%    $211,880
Apartments       FL

Taylor
Terrace       W. Pittsburgh, 30    1,049,457      11/88
100%     227,103
Apartments       PA

The Grove     Vidalia,       54    1,477,124       5/89
100%     345,621
Apartments       GA

Trinidad      Trinidad,      24      915,372       6/89
100%     202,000
Apartments       CO

Vassar        Vassar,        32      915,635      11/89
100%     189,596
Apartments       MI

        Boston Capital Tax Credit Fund Limited Partnership -
Series 4

                    PROPERTY PROFILES AS OF MARCH 31, 2000



                                  Mortgage
                                   Balance
Qualified Capital
Property                            As of     Construction
Occupancy Contrib-
Name           Location   Units   12/31/99     Completion
3/31/00    uted
-----------------------------------------------------------------
-------------
Amory Square  Windsor,      74  $  2,106,597     9/89
100%  $1,644,338
Apartments     VT

Auburn Trace  Delray Beach,256     9,849,938     1/90
100%   2,849,298
               FL

Ault          Ault,         16       478,812     7/89
100%      92,232
Apartments     CO

Berkshire     Wichita,      90     1,986,969     9/89
100%   1,829,104
Apartments     KS

Bowditch
School        Jamaica Plain,50     1,614,057    12/89
100%     619,300
Lodging House  MA

Burlwood      Cripple       10       370,784     8/89
100%      45,600
Apartments     Creek, CO

Cambria       Cambria,      24     1,034,192     7/89
100%     367,600
Commons        NY

Central
Parkway       Cincinnati,  225     2,800,000    12/89
100%     944,322
Towers         OH

Clearview     Monte Vista,  24       752,315    11/89
100%     166,400
Apartments     CO

Fuller        St. Paul,      9       496,021     1/89
100%     254,671
Townhomes      MN

Glenhaven     Merced,       15       486,100     6/89
100%     415,000
Park II        CA

Greenwood     Quincy,       36     1,074,054     9/89
100%     282,000
Terrace        FL

Highland      Topeka,       22       361,172    12/88
100%     354,067
Village        KS
Duplexes

        Boston Capital Tax Credit Fund Limited Partnership -
Series 4

                    PROPERTY PROFILES AS OF MARCH 31, 2000

Continued
---------

                                  Mortgage
                                   Balance
Qualified Capital
Property                            As of     Construction
Occupancy Contrib-
Name           Location   Units   12/31/99     Completion
3/31/00    uted
-----------------------------------------------------------------
-------------
Jefferson Pl  Monticello,   38   $ 1,099,862      12/89
100%  $  294,150
Apartments     FL

Landmark      Chesapeake,  120     1,716,608       5/89
100%   1,470,835
Apartments     VA

Meadowcrest   Southfield,   83     2,871,827      10/90
100%   1,055,404
Apartments     MI

Milliken      Milliken,     28       835,229       8/89
100%     135,000
Apartments     CO

Montana Ave.  St. Paul,     13       646,597      11/89
100%     430,167
Townhomes      MN

New Grand     Salt Lake     80     2,821,292       3/90
100%   2,823,370
Hotel          City,UT

Rosenberg     Santa Rosa,   77     1,796,276       1/92
100%     844,300
Hotel          CA

Shockoe Hill  Richmond,     64     1,861,727       9/89
100%   1,110,590
Apartments II  VA

Sunnyview     Salem,        60     2,105,792       9/89
100%     775,000
Apartments     OR

Thompson     Indianapolis, 240     4,927,261      12/89
100%   2,098,660
Village Apts.  IN

Unity Park   Niagara Falls,198     9,760,376      12/90
100%   1,470,300
Phase II       NY

Van Dyke     Sanger,        16       638,584      11/89
100%     474,360
Estates        CA
XVI - A

        Boston Capital Tax Credit Fund Limited Partnership -
Series 5

                    PROPERTY PROFILES AS OF MARCH 31, 2000


                                  Mortgage
                                   Balance
Qualified Capital
Property                            As of    Construction
Occupancy Contrib-
Name           Location   Units   12/31/99     Completion
3/31/00    uted
-----------------------------------------------------------------
-------------
Annadale         Fresno,    222   $9,757,626      6/90
100%  $1,161,810
Apartments        CA

Calexico Village Calexico,   36    1,562,547      4/90
100%     128,174
Apartments        CA

Glenhaven        Merced,     13      657,858      6/89
100%     356,480
Estates           CA

Heather Ridge    Redding,    56    1,025,410      9/89
100%   1,182,030
Apartments        CA

Point Arena      Point Arena,25    1,197,672      2/90
100%     444,830
Village           CA

        Boston Capital Tax Credit Fund Limited Partnership -
Series 6

                    PROPERTY PROFILES AS OF MARCH 31, 2000

                                  Mortgage
                                   Balance
Qualified Capital
Property                            As of    Construction
Occupancy Contrib-
Name           Location   Units   12/31/99     Completion
3/31/00    uted
-----------------------------------------------------------------
-------------
Auburn Trace   Delray Beach, 256    $9,849,938    1/90       100%
$1,971,457
                 FL

Briarwood      Cameron,       24       566,706    9/88       100%
137,367
Estates          MO

Columbia       Richland,     139     3,712,553    2/90       100%
1,607,375
Park Apts.       WA

Eldon Estates  Eldon,         24       552,558    7/88       100%
139,221
                 MO

Forty West     Holland,      120     1,991,402    2/90       100%
1,431,562
Apartments       MI

Hacienda Villa Firebaugh,    120     3,827,912    1/90       100%
1,460,316
Apartments       CA

Hillandale     Lithonia,     132     3,083,575    1/90       100%
1,444,800
Commons          GA

Kearney        Kearney,       16       361,255    3/88       100%
99,334
Properties II    MO

Los Pueblos    Socorro,       32     1,243,936    5/88       100%
414,851
Apartments       NM

Pleasant Hill  Pleasant Hill, 24       558,106   12/88       100%
141,624
                 MO

Rosenberg      Santa Rosa,    77     1,796,276    1/92       100%
555,700
Apartments       CA

Sherburne      Sherburne,     29     1,303,838   10/89       100%
578,409
Senior Housing   NY

Springridge    Warrensburg,   24       567,275    2/88       100%
162,393
III              MO

Tall Pines     Charlestown,   32     1,428,063   11/89       100%
302,491
Apartments       NH

Woodcliff      Ishpeming,     24       754,039   11/89       100%
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

                    As of March 31, 2000, the Partnership has
7,391 registered
             BAC Holders for an aggregate of 9,800,600 BACs which were
             offered a subscription price of $10 per BAC.

                    The BACs were issued in series.  Series 1 had
1,034
             investors holding 1,299,900 BACs; Series 2 had 724
investors
             holding 830,300 BACs; Series 3 had 2,330 investors
holding
             2,882,200 BACs; Series 4 had 2,074 investors holding
2,995,300
             BACs; Series 5 had 395 investors holding 489,900
BACs; and Series
             6 had 834 investors holding 1,303,000 BACs.

             (c)    Dividend history and restriction.

                    The Partnership has made no distributions of Net Cash Flow to its BAC Holders from its inception, June 1, 1988 through March
             31, 2000.

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




Item 6.      Selected Financial Data

             The information set forth below presents selected financial data of the Partnership for each of the five years in the period ended March 31, 2000. Additional detailed financial information is set forth in the audited financial statements listed in Item 14 hereof.


                      March 31,     March 31,      March 31,     March
31,   March 31,
                        2000          1999           1998          1997
1996
                      --------      --------       --------      ------
--    --------
Operations
----------

Interest Income     $    3,362   $     4,355   $     16,039 $     7,074
$     8,821
Other Income               888             -            813       2,910
1,557
Share of Loss
 of operating
 Partnerships       (1,797,917)   (4,256,419)    (4,676,547)
(1,453,320) (5,141,108)
Operating Exp.      (1,058,874)   (5,088,524)    (1,096,282)
(1,081,835) (1,066,179)
                    ----------    ----------    -----------   ---------
----------
Net Loss           $(2,852,541)  $(9,340,588)  $
(5,755,977)$(2,525,171)$(6,196,909)
                    ==========    ==========    ===========   =========
==========
Net Loss
 per BAC           $      (.29)  $      (.94)  $       (.58)$
(.26)$      (.63)
                    ==========    ==========    ===========  ==========
=========
Balance Sheet
-------------
Total Assets       $12,057,796   $13,845,884   $22,097,154  $26,710,863
$28,194,596
                    ==========    ==========    ==========   ==========
==========
Total Liab.        $ 8,033,544   $ 6,969,091   $ 5,879,773  $ 4,737,505
$ 3,696,067
Partners'           ==========    ==========    ==========   ==========
==========
 Equity            $ 4,024,252   $ 6,876,793   $16,217,381  $21,973,358
$24,498,529
                    ==========    ==========    ==========   ==========
==========
Other Data

Tax Credits per BAC for
the Investors Tax Year,
the twelve months ended
December 31, 1999, 1998,
1997, 1996, and 1995*
                   $       .76   $     1.20   $     1.24   $      1.25
$      1.24
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


Item 7.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations

Liquidity
---------
      The Partnership's primary source of funds was the proceeds of its public offering. Other sources of liquidity include (i) interest earned on capital contributions held pending investment or held for working capital reserves and
(ii) cash distributions from operations of the Operating Partnerships in which the Partnership has invested. These sources of liquidity are available to meet the obligations of the Partnership. The Partnership is currently accruing the annual partnership management fees, which allows each series the ability to pay non-affiliated third party obligations. During the fiscal year ended March 31, 2000 the Partnership accrued $954,708 in annual partnership management fees. As of March 31, 2000, total partnership management fees accrued were $7,400,182. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Partnership receives sales or refinancing proceeds from Operating Partnerships which will be used to satisfy such liabilities.

      An affiliate of the general partner has advanced $321,250 to the
Partnership to pay certain third party operating expenses. The amounts advanced to four of the six series are as follows: $63,000 to Series 1;
$55,000 to Series 2; $123,250 to Series 3; and $80,000 to Series
4.  These
and any additional advances will be paid, without interest, from available cash flow, reporting fees, or the proceeds of sales or refinancing of the
Partnership's interests in Operating Partnerships. The Partnership anticipates that as the Operating Partnerships continue to mature, more cash flow and reporting fees will be generated. Cash flow and reporting fees will be added to the Partnership's working capital and will be available to meet future third party obligations of the Partnership. The Partnership is currently pursuing, and will continue to pursue, available cash flow and reporting fees and anticipates that the amount collected will be sufficient to cover third party expenses.

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


      As of March 31, 2000, the net proceeds from the offer and sale of BACs in Series 1 had been used to invest in a total of 19 Operating Partnerships in an aggregate amount of $9,407,952, and the Partnership had completed payment of all installments of its capital contributions. Series 1 net offering proceeds in the amount of $11,172 remain in Working Capital.

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

      As of March 31, 2000, the net proceeds of the offer and sale of BACs in
Series 2 had been used to invest in a total of 8 Operating Partnerships in an aggregate amount of $6,498,176, and the Partnership had completed payment of all installments of its capital contributions. Series 2 net offering proceeds in the amount of $4,403 remain in Working Capital.

      (Series 3). The Partnership received and accepted subscriptions for
$28,822,000, representing 2,882,200 BACs from investors admitted as BAC
Holders in Series 3. Offers and sales of BACs in Series 3 were completed and the last of the BACs in Series 3 were issued by the Partnership on March
14, 1989.

       As of March 31, 2000, the net proceeds from the offer and sale of BACs in Series 3 had been used to invest in a total of 33 Operating Partnerships in an aggregate amount of $21,738,797, and the Partnership had completed payment of all installments of its capital contributions to all of its Operating
Partnerships. Series 3 net offering proceeds in the amount of $7,782 remain in Working Capital.

      (Series 4).  The Partnership commenced offering BACs in
Series 4 on
March 27, 1989. The Partnership received and accepted subscriptions for
29,788,160, representing 2,995,300 BACs from investors admitted as BAC Holders in Series 4. Offers and sales of BACs in Series 4 were completed and the last of the BACs in Series 4 were issued by the Partnership on July 7, 1989.

      As of March 31, 2000, the net proceeds from the offer and sale of BACs in Series 4 had been used to invest in a total of 25 Operating Partnerships in an aggregate amount of $22,934,082, and the Partnership had completed payment of all installments of its capital contributions to all of its Operating
Partnerships. Series 4 net offering proceeds in the amount of $5,558 remain in Working Capital.

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

      As of March 31, 2000, the net proceeds of the offer and sale of BACs in
Series 5 had been used to invest in a total of 5 Operating Partnerships in an aggregate amount of $3,431,044, and the Partnership had completed payment of all installments of its capital contributions. Series 5 net offering proceeds in the amount of $105,507 remain in Working Capital.

      (Series 6).  The Partnership commenced offering BACs in
Series 6 on July
18, 1989. The Partnership received and accepted subscriptions for
$12,935,780, representing 1,303,000 BACs from investors admitted as BAC
Holders in Series 6. Offers and sales of BACs in Series 6 were completed and the last of the BACs in Series 6 were issued by the Partnership on September
29, 1989.

      As of March 31, 2000 the net proceeds from the offer and sale of BACs in
Series 6 had been used to invest in a total of 15 Operating Partnerships in an aggregate amount of $10,652,631, and the Partnership had completed payment of all installments of its capital contributions to all of its Operating
Partnerships. Series 6 net offering proceeds in the amount of $15,230 remain in Working Capital.

Results of Operations
---------------------
      The Partnership incurs an annual partnership management fee payable to the General Partner and/or its affiliates in an amount equal to 0.375% of the aggregate cost of the Apartment Complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid or payable by the Operating Partnerships. The annual partnership management fee incurred for the fiscal years ended March 31, 2000 and 1999 was $914,669 and
$919,866, respectively, an amount which is anticipated to be lower for subsequent fiscal years as more of the Operating Partnerships begin to accrue and pay annual partnership management and reporting fees. During the fiscal years ended March 31, 2000 and 1999, the Partnership received $40,039 and
$34,842, respectively, in reporting fees from the Operating
Partnerships.

      The Partnership's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested. The Partnership's investments in Operating
Partnerships have been
made principally with a view towards realization of Federal
Housing Tax
Credits for allocation to its partners and BAC holders.

      All series in Boston Capital Tax Credit Fund Limited Partnership experienced a decrease in the tax credits generated per BAC from calendar year 1998 to 1999. The Operating Partnerships were allocated tax credits for 10 years. Based on each Operating Partnership's lease-up, the total credits could be spread over as many as 13 years. In cases where the actual number of years is more than 10, the credits delivered in the early and later years will be less than the maximum allowable per year. The decrease in credits for the year 1999 results from the fact that a large number of the Operating

Partnerships were in their next to last or final year of credit in 1999. The decrease in tax credits generated per BAC is expected to continue into calendar year 2000, when the rest of the Operating Partnerships complete their respective credit periods.

      (Series 1).  As of March 31, 2000 and 1999, the Qualified
Occupancy for
the Series was 100%. The Series had a total of 19 properties at March 31, 2000, all of which were at 100% qualified occupancy.

     For the tax years ended December 31, 1999 and 1998, the Series, in total, generated $1,807,345 and $1,828,117 respectively, in passive income tax losses that were passed through to the investors, and also provided $0.11 and $1.19, respectively, in tax credits per BAC to the investors.

     For the years ended December 31, 1999 and 1998 Series 1 reflects a net loss from Operating Partnerships of $3,137,895 and $16,589,287, respectively, when adjusted for depreciation which is a non-cash item. In 1999, Kingston Property Associates (Broadway East Townhomes) recorded a non-cash impairment loss of $2,664,114. In 1998, Genesse Commons Associates (River Park Commons) and Unity Park Associates (Unity Park Phase II) recorded non-cash impairment losses totaling $16,100,127. When adjusted for the impairment losses in addition to depreciation, the series reflects a net loss for 1999 and 1998 of $473,751 and $489,160, respectively.

     Substantially all of the adjusted net loss for both years is attributable to accrued mortgage interest not payable currently by Genesee Commons Associates (River Park Commons), Kingston Property Associates (Broadway East Townhomes), and Unity Park
Associates (Unity Park Phase II).   All three partnerships have
forbearance agreements in place allowing the properties to pay minimal mortgage payments while the properties continue to accrue
all interest payments due.    All three properties also received
loans from the state housing agency, which were used to complete rehabilitation work. Operations at both Genesse Commons Associates and Kingston Property Associates appear to be improving and the properties are making partial mortgage payments. Although the repairs have had a positive financial impact on Genesse Commons Associates and Kingston Property Associates, due to economic conditions in Niagra, NY, Unity Park Associates remains unable to support itself without substantial loans from the Operating General Partner. The Operating General Partner is seeking additional financial support from the New York State Housing Finance Agency to help stabilize the property, but has been unsuccessful to date. At this time it is anticipated the Unity Park Phase II property will be transferred to the State of New York in August or September 2000. When the transfer occurs, the partnership will incur recapture and interest penalties. The Investment General Partner has estimated the overall credit yield for 2000 to decrease by 0.5% to 1.0% as a result of the recapture.

     The   properties   owned   by   Townhomes   of   Minnehaha   Court
(Minnehaha  Court  Apartments)  and Virginia  Circle  (Virginia  Circle
Townhomes) have shown improved operating results but continue to incur high operating expenses. During 1999, the properties were able to operate without financial assistance from the Operating
General Partner and generated positive cash flow. This improvement in operations is expected to continue. Minnesota Housing Finance Agency has continued their commitment to support improved operations by granting interest free mortgage loans to Townhomes of Minnehaha and Virginia Circle to correct deferred maintenance issues. All of the exterior items at each property have been completed and the remaining maintenance items will be completed as units turnover.

      (Series 2).  As of March 31, 2000 and 1999, the Qualified
Occupancy for
the series was 100%. The Series had a total of 8 properties at March 31, 2000, all of which were at 100% qualified occupancy.

      For the tax years ended December 31, 1999 and 1998, the Series, in total, generated $895,002 and $797,920, respectively, in passive income tax losses that were passed through to the investors, and also provided $0.96 and $1.01, respectively, in tax credits per BAC to the investors.

      For the years ended December 31, 1999 and 1998 Series 2 reflects a net loss from Operating Partnerships of $1,046,210 and $658,622, respectively, when adjusted for depreciation which is a non-cash item.

      The properties owned by Haven Park Partners III, A California L.P. (Glenhaven Park III) and Haven Park Partners IV, A California L.P. (Glenhaven Park IV) continue to suffer from high operating expenses compared to operating income. In an attempt to reduce operating expenses the Operating General Partner has been in negotiations with a not-for-profit General Partner to provide tenant services and coordinate leasing and community outreach. Terms have been reached with respect to the installation of the not-for profit Managing General Partner. As a result of repairs to unit interiors, occupancy levels have stabilized. At March 31, 2000 physical occupancy at Haven Park III was 93% and at Haven Park IV was 100%.

     Annadale Housing Partners (Kingsview Manor & Estates) reported net losses due to operational issues associated with the property. In order to address these issues, the Operating General Partner hired a consultant to assist management in aggressively marketing the property. In addition, the managing agent hired a new on-site manager and leasing agent. As a result of the aforementioned changes, occupancy reached 92% as of December 31, 1999 and 93.7% as of March 31, 2000. Rental rates at the property were increased. In order to reduce operating costs a loan restructure was finalized with the first mortgage lender. In exchange for a payment of $620,457, the monthly mortgage payments were reduced by 79%, thereby alleviating the property of a large monthly cash obligation. The payment to the first mortgage holder was funded through the sale of a portion of the Operating Partnership's future credit stream. With the additional cash available, property operations are anticipated to
improve significantly from prior years.   As of March 31, 2000,
the property has been successful in maintaining break-even operations, and the Investment General Partner continues to monitor this situation closely.

     (Series 3).  As of March 31, 2000 and 1999, the Qualified
Occupancy for
the Series was 99.7% and 99.6%, respectively. The Series had a total of 33 properties at March 31,2000. Out of the total, 31 were at 100% qualified occupancy.


     For the tax years ended December 31, 1999 and 1998, the Series, in total, generated $2,532,433 and $2,349,228, respectively, in passive income tax losses that were passed through to the investors, and also provided $0.60 and $1.24, respectively, in tax credits per BAC to the investors.

      For the years ended December 31, 1999 and 1998 Series 3 reflects a net income (loss) from Operating Partnerships of $121,626 and $(4,963,468), respectively, when adjusted for depreciation which is a non-cash item. In the prior year, a non-cash impairment loss was recorded by one of the Operating Partnerships. When adjusted for the impairment loss, the Operating Partnerships reflect a net loss of $633,468 for 1998. The current year improvement in operations is mainly the result of forgiveness of debt income recorded by another operating partnership.

     Lakewood Terrace Limited Partnership (Lakewood Terrace Apartments) operated with a net loss during 1999 primarily as a result of the extensive amount of capital improvements that were made during the year. A portion of the expense was reimbursed from the replacement reserve account but the property funded the balance of the costs through operations. Capital Improvements of this magnitude are not anticipated in 2000. Despite the fact that occupancy averaged 97.5% during 1999, the property could not sustain the expenses it incurred and closed the year with high payables on their balance sheet. In addition, the project has a Housing Assistance contract with HUD which expires on August 31, 2000. The Operating General Partner is negotiating an extension of the contract for a four-year term instead of an annual term.

     The Investment General Partner continues to monitor the operations of Lincoln Hotel Associates (Lincoln Apartments) in an effort to improve the overall operations of the series. As of April 30, 2000 the physical occupancy of the property was 94%. The management company, with the assistance of area housing agencies and a more thorough screening process, has greatly improved the occupancy. The improved occupancy, along with expense reductions, has resulted in a net income for the four-month period ended April 30, 2000 of $15,600.

     The property owned by California Investors VI LP (Orchard
Park) sustained a physical occupancy of 96% for the first quarter of 2000. The increased occupancy is the result of the management company's aggressive marketing efforts and the many capital improvements completed at the property, including office renovations and the addition of an activity center. These improvements have been successful in attracting and retaining tenants. In addition, the property's surrounding area is experiencing economic growth. A major public sports park, currently being developed next to Orchard Park, is scheduled to be completed in the fall of 2000. In addition to the park, a high school is in the process of construction. It is however, progressing slowly and its completion date is unknown as of this time. These types of public development in the area should increase the quantity of automobile traffic around Orchard Park and in turn should continue to assist with marketing efforts and the overall occupancy.

     Operations continue to improve at Hidden Cove Apartments (Hidden Cove) as evidenced by stabilized occupancy and increased rental collections. To date the property has been able to complete minor capital improvements and fund its replacement reserve account without financial assistance. It is anticipated that the property will be able to operate at breakeven, barring any significant unforeseen repairs. The Operating General Partner has historically been unsuccessful in securing refinancing through local lenders. Refinancing will be attempted again in 2000 once the property has maintained stabilized occupancy greater than 90% for a significant period of time.


Central Parkway Towers (Central Parkway Towers), continues to experience occupancy problems. Overall physical occupancy at the property in the first quarter of 2000 was 58%, a 2% decrease from the fourth quarter figure of 60%. Management reports that the low occupancy results from residents having more housing options available to them.  The low occupancy continues to result in operating deficits, accrued liabilities, and deferred
maintenance.  The Operating General Partner notified the
Investment General Partner in January 2000 of its intention not to fund further operating shortfalls as its required
obligation of $600,000 had been fulfilled. Since that time the Operating General Partner has become more willing to be a part of the turnaround solution. Management recently signed a contract with the city for a 15 unit set aside - this represented an increase over its previous commitment of 10 units. The increased city funding was retroactive to January 1, 2000, and management is continuing its efforts towards renegotiating a final contract with the County Mental Health Board to increase the County's commitment beyond 15 units. Management has also initiated discussions with the Hamilton County Corrections Board regarding its interest in utilizing a portion of the property's units. Management continues to work with city, state, and federal agencies to expand referrals and contracts. It has also accelerated and streamlined its resident application process, and has undertaken advertising in an attempt to locate potential residents. The Investment General Partner initiated discussions with the lessor in March 2000 regarding the current economic position of the property, the structure of the Operating Partnership, and the current lease payment.

    The Operating General Partner of Rainbow Housing Associates (Rainbow Apartments) has notified the Investment General Partner that the State Housing Credit Agency has filed Form 8823 with the Internal Revenue Service indicating certain instances of non-compliance with IRS Section 42 code and regulations. The Operating General Partner engaged legal counsel to respond to the content of Form 8823 and as of this date, that response was in the final stages of completion. At this time, the Operating General Partner and its counsel do not anticipate an outcome that would have a material effect on the Partnership.


      (Series 4).  As of March 31, 2000 and 1999, the Qualified
Occupancy for
the series was 100%. The Series had a total of 25 properties at March 31,
2000, all of which were at 100% qualified occupancy.

     For the tax years ended December 31, 1999 and 1998, the Series, in total, generated $2,360,937 and $2,355,182, respectively, in passive income tax losses that were passed through to the investors, and also provided $0.95 and $1.23, respectively, in tax credits per BAC to the investors.

     For the years ended December 31, 1999 and 1998 Series 4 reflects a net loss from Operating Partnerships of $733,438 and $13,076,365, respectively, when adjusted for depreciation which is a non-cash item.
In 1998 Unity Park Associates (Unity Park Phase II) and Central Parkway Tower (Central Parkway Towers) had one time non-cash impairment losses. When adjusted for the loss, the Operating Partnerships reflected a net loss of $680,222 for 1998. Substantially all of the adjusted net loss for both years is attributable to accrued mortgage interest not payable currently by Unity Park Associates (Unity Park Phase II). The Operating Partnership has a forbearance agreement in place allowing the property to pay minimal mortgage payments while the property continues to accrue all interest payments due.



     In addition, Unity Park Associates received loans from the state housing agency, which were used to complete rehabilitation work. However, due to economic conditions in Niagra, NY, the property remains unable to support itself without substantial loans from the Operating General Partner. The Operating General Partner is seeking additional financial support from the New York State Housing Finance Agency to help stabilize the property, but has been unsuccessful to date. At this time it is anticipated the Unity Park Phase II property will be transferred to the State of New York in August or September 2000. When the transfer occurs, the partnership will incur recapture and interest penalties. The Investment General Partner has estimated the overall credit yield for 2000 to decrease by 0.5% to 1.0% as a result of the recapture.

     The Operating Partnership, Van Dyck Estates XVI-A (Van Dyck Estates XVI-A) has improved operations while maintaining high occupancy. Although unable to fund a reserve for replacements, it is anticipated that the property will be able to fund required repairs without financial assistance from the Operating General Partner.

      Central Parkway Towers (Central Parkway Towers), continues to experience occupancy problems. Overall physical occupancy at the property in the first quarter of 2000 was 58%, a 2% decrease from the fourth quarter figure of 60%. Management reports that the low occupancy results from residents having more housing options available to them. The low occupancy continues to result in operating deficits, accrued liabilities, and deferred maintenance. The Operating General Partner notified the Investment General Partner in January 2000 of its intention not to fund further operating shortfalls as its required obligation of $600,000 had been fulfilled. Since that time the Operating General Partner has become more willing to be a part of the turnaround solution. Management recently signed a contract with the city for a 15 unit set aside - this represented an increase over its previous commitment of 10 units. The increased city funding was retroactive to January 1, 2000, and management is continuing its efforts towards renegotiating a final contract with the County Mental Health Board to increase the County's commitment beyond 15 units. Management has also initiated discussions with the Hamilton County Corrections Board regarding its interest in utilizing a portion of the property's units. Management continues to work with city, state, and federal agencies to expand referrals and contracts. It has also accelerated and streamlined its resident application process, and has undertaken advertising in an attempt to locate potential residents. The Investment General Partner initiated discussions with the lessor in March 2000 regarding the current economic position of the property, the structure of the Operating Partnership, and the current lease payment.

     The property owned by Haven Park Partners, A California L.P. (Glenhaven Park II) continues to suffer from excessive operating expenses compared to operating income. In an attempt to reduce operating expenses the Operating General Partner has been in negotiations with a not-for-profit General Partner to provide tenant services and coordinate leasing and community development. Terms have been reached with respect to the installation of the not-for-profit Managing General Partner. As a result of repairs to unit interiors, occupancy levels have stabilized. At March 31, 2000 physical occupancy at Haven Park II was 93%.

      (Series 5).  As of March 31, 2000 and 1999, the Qualified
Occupancy for
the Series was 100%. The Series had a total of 5 properties at March 31, 2000, all of which were at 100% qualified occupancy.

      For the tax years ended December 31, 1999 and 1998, the Series, in total, generated $413,094 and $368,457, respectively, in passive income tax losses that were passed through to the investors, and also provided $0.96 and $1.00, respectively, in tax credits per BAC to the investors.

     For the years ended December 31, 1999 and 1998 Series 5 reflects a net loss of $980,928 and $673,661, respectively, from Operating
Partnerships,
when adjusted for depreciation which is a non-cash item.

     Annadale Housing Partners (Kingsview Manor & Estates) reported net losses due to operational issues associated with the property. In order to address these issues, the Operating General Partner hired a consultant to assist management in aggressively marketing the property. In addition, the managing agent hired a new on-site manager and leasing agent. As a result of the aforementioned changes, occupancy reached 92% as of December 31, 1999 and 93.7% as of March 31, 2000. Rental rates at the property were increased. In order to reduce operating costs a loan restructure was finalized with the first mortgage lender. In exchange for a payment of $620,457, the monthly mortgage payments were reduced by 79%, thereby alleviating the property of a large monthly cash obligation. The payment to the first mortgage holder was funded through the sale of a portion of the Operating Partnership's future credit stream. With the additional cash available, property operations are anticipated to
improve significantly from prior years.   As of March 31, 2000,
the property has been successful in maintaining break-even operations, and the Investment General Partner continues to monitor this situation closely.

     The property owned by Glenhaven Park Partners, A California L.P. (Glenhaven Estates) continues to suffer from excessive operating expenses compared to operating income. In an attempt to reduce operating expenses, the Operating General Partner has been in negotiations with a not-for-profit General Partner to provide tenant services and coordinate leasing and community outreach. Terms have been reached with respect to the installation of the not-for-profit Managing General Partner. As a result of repairs to unit interiors, occupancy was expected to stabilize, however due largely to tenant evictions, the property has experienced high turnover. Occupancy as of March 31, 2000 was 75%.

      (Series 6).  As of March 31, 2000 and 1999, the Qualified
Occupancy for
the series was 100%. The Series had a total of 15 properties at March 31, 2000, all of which were at 100% qualified occupancy.

     For the tax year ended December 31, 1999 and 1998, the Series, in total, generated $403,169 and $732,065, respectively, in passive income tax losses that were passed through to the investors, and also provided $1.13 and $1.27, respectively, in tax credits per BAC to the investors.

     For the years ended December 31, 1999 and 1998 Series 6 reflects a net income from Operating Partnerships of $707,845 and $773,057 respectively, when adjusted for depreciation which is a non-cash item.









Recent Accounting Statements Not Yet Adopted
--------------------------------------------

   In December 1999, the Financial Accounting Standards Board
(FASB) issued SFAS No. 136, "Transfers of Assets to a Not-For-Profit Organization or Charitable Trust that Raises of Holds Contributions for Others," and in June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedgers Activities-Deferral of the Effective Date of SFAS No. 133".

   SFAS No. 136 is generally effective for periods beginning after December 15, 1999 and SAFS 137 is effective upon issuance in June 1999.

   The Fund does not have any derivative or hedging activities and is not a not-for-profit organization. Consequently, these pronouncements are not expected to have any effect on the Fund's financial statements.

Year 2000 Compliance
--------------------
    Boston Capital and its management did not experience any computer-related problems as a result of the century date change known as the "Year 2000" or "Y2K"and therefore, there was no impact on our investors.


































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

    Herbert F. Collins, age 70, is co-founder and Chairman of the Board of Boston Capital Corporation. Nominated by President Clinton and confirmed by the United States Senate, Mr. Collins served as the Republican private sector member of the Thrift Depositor Protection Oversight Board. During 1990 and 1991 he served as Chairman of the Board of Directors for the Federal Home Loan Bank of Boston, a 314-member, $12-billion central bank in New England. Mr. Collins is co-founder and past president of the Coalition for Rural Housing and Development. In the 1980s he served as Chairman of the Massachusetts Housing Policy Commission to evaluate current programs and recommend future housing policy. Additionally, he served as a member of the Board of Directors of the  Metropolitan  Boston  Housing Partnership  and  on  the  Mitchell-
Danforth Task Force, which helped structure the 1990 federal Tax Credit legislation. Mr. Collins is also a past member of the Board of Directors of the National Leased Housing Association and has served as member of the U.S. Conference of Mayors Task Force on "HUD and the Cities: 1995 and Beyond." Mr. Collins also was a member of the Fannie Mae Housing Impact Advisory Council and the
Republican Housing Opportunity Caucus. He is Chairman of the Business Advisory Council, and a member of the National Council of State Housing Agencies Tax Credit Commission. Mr. Collins
graduated from Harvard College. President Bush appointed him to the President's Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts. He is a leader in the civic community, serving on the Boards of Youthbuild Boston, the Pine Street Inn and the I Have a Dream Foundation.

    John P. Manning, age 51, is co-founder, President and Chief Executive Officer of Boston Capital Corporation, where he is primarily responsible for strategic planning and business development. In addition to his responsibilities at Boston Capital, Mr. Manning is a proactive leader in the industry. He served in 1990 as a member of the Mitchell-Danforth Task Force,
to  review  and  reform  the Low Income Housing  Tax  Credit.   He  was
the founding President of the Affordable Housing Tax Credit Coalition, is a former member of the board of the National Leased Housing Association and sits on the Advisory Board of the publication Housing and Development Reporter. During the 1980s he served as a member of the Massachusetts Housing Policy Committee, as an appointee of the Governor of Massachusetts. In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee, on the critical role of the private sector in the success of the Low Income Housing Tax Credit Program. In 1996, President Clinton appointed him to the President's Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts. In 1998, President Clinton also appointed Mr. Manning to the President's Export Council, which is the premiere committee comprised of
major   corporate  CEOs  to  advise  the  President   in   matters   of
foreign trade. Mr. Manning is also a member of the Board of Directors of the John F. Kennedy Presidential Library in Boston. In the civic community, Mr. Manning is a leader, serving on the Board of Youthbuild Boston. Mr. Manning is a graduate of Boston College.





    Richard J. DeAgazio, age 55, is Executive Vice President of Boston Capital Corporation, Inc., and is President of Boston Capital Services, Inc., Boston Capital's NASD registered broker/dealer. Mr. DeAgazio formerly served on the national
Board of Governors of the National Association of Securities Dealers (NASD), He currently serves as a member of the National Adjudicatory Council of the NASD. He was the Vice Chairman of
the NASD's District 11 Committee, and served as Chairman of the NASD's Statutory Disqualification Subcommittee of the National Business Conduct Committee. He also served on the NASD State Liaison Committee and the Direct Participation Program Committee.
He is a founder and past President of the National Real Estate Investment Association, past President of the Real Estate Securities and Syndication Institute (Massachusetts Chapter) and the Real Estate Investment Association. Prior to joining Boston Capital in 1981, Mr. DeAgazio was the Senior Vice President and Director of the Brokerage Division of Dresdner Securities (USA), Inc., an international investment banking firm owned by four
major   European  banks,  and  was  a  Vice  President  of  Burgess   &
Leith/Advest. He has been a member of the Boston Stock Exchange since 1967. He is on the Board of Directors of Kelmoore Investment Company and Kansas City Technologies, Inc. He is a leader in the community and serves on the Business Leaders Council of the Boston Symphony, Board of Directors of Junior Achievement of Massachusetts, the Board of Advisors for the Ron Burton Training Village and is on the Board of Corporators of Northeastern University. He graduated from Northeastern University.

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

Anthony A. Nickas, age 39, is Chief Financial Officer of Boston Capital Partners, Inc., and serves as Chairman of the firm's Operating Committee. Mr. Nickas is responsible for all the financial, accounting and operational functions of Boston Capital and has spent the past thirteen years in the real estate syndication and investment business. His prior responsibilities at Boston Capital included management of finance and accounting for the project development and property management affiliates. Prior to joining Boston Capital in 1987, he was Assistant Director of Accounting and Financial Reporting for the Yankee Companies, Inc., and was an Audit Supervisor for Wolf & Company of Massachusetts, P.C., a regional certified public accounting firm based in Boston. He graduated with honors from Norwich University.

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


             None.

Item 11.     Executive Compensation

      (a), (b), (c), (d) and (e)

      The Partnership has no officers or directors. However, under the terms of the Amended and Restated Agreement and Certificate of Limited
Partnership of the Partnership, the Partnership has paid or accrued obligations to the General Partner and its affiliates for the following fees during the 1999 fiscal year:

      1. An annual partnership management fee based on 0.375% of the aggregate cost of all apartment complexes acquired by the
             Operating Partnerships has been accrued as payable to Boston
             Capital Asset Management Limited Partnership. The annual
             partnership management fees accrued during the year ended March
             31, 2000 was $954,708. Accrued fees are payable without interest as sufficient funds become available.


      2. The Partnership has reimbursed an affiliate of the General
             Partner a total of $21,823 for amounts charged to operations during the year ended March 31, 2000.
The
             reimbursement includes, but may not be limited to postage, printing, travel, and overhead allocations.

Item 12.     Security Ownership of Certain Beneficial Owners and
             Management

      (a)    Security ownership of certain beneficial owners.

      As of March 31, 2000, 9,800,600 BACs had been issued. No person is known to own beneficially in excess of 5% of the outstanding
      BACs in any series.

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


      The Partnership has no officers or directors. However, under the terms of the public offering, various kinds of compensation and fees are payable to the General Partner and its Affiliates during the organization and operation of the Partnership.
Additionally,
      the General Partner will receive distributions from the partnership if there is cash available for distribution or residual proceeds as defined in the Partnership Agreement.
The
      amounts and kinds of compensation and fees are described on pages
      32 to 33 of the Prospectus under the caption "Compensation and
      Fees", which is incorporated herein by reference.  See Note
B of
      Notes to Financial Statements in Item 14 of this Annual
Report on
      Form  10-K for amounts accrued or paid to the General
Partner and
      its affiliates during the period from April 1, 1996 through March 31, 2000.

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

























                                   PART IV
                                   -------
Item 14. Exhibits, Financial Statement Schedules, and Reports on
             Form 8-K

             (a)    1.  Financial Statements
                        --------------------
             Independent Auditors' Report

             Balance Sheets, March 31, 2000 and 1999

             Statements of Operations, Years ended March 31,
2000, 1999 and                1998

             Statements of Changes in Partners' Capital, Years ended
             March 31, 2000, 1999, and 1998

          Statements of Cash Flows, Years ended March 31, 2000,
          1999 and    1998

             Notes to Financial Statements, March 31, 2000, 1999,
and
             1998


             (a)    2.  Financial Statement Schedules
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

      (b)    Reports on Form 8-K
             -------------------
             There were no reports on Form 8-K filed during the quarter ended March 31, 2000.

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

                           Boston Capital Tax Credit Fund Limited
                           Partnership

                  By:            Boston Capital Associates
Limited
                                 Partnership, General Partner

                  By:            Boston Capital Associates



Date: July 10, 2000                  By:/s/ John P. Manning

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


DATE:             SIGNATURE:                   TITLE:


July 10, 2000  /s/ John P. Manning              General Partner
and
               ------------------------         Principal
Executive
               John P. Manning                  Officer,
Principal
                                                Financial Officer
and
                                                Principal
Accounting
                                                Officer of Boston
                                                Capital
Associates


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

                  Boston Capital Tax Credit Fund Limited
                  Partnership

                  By:            Boston Capital Associates
                                 Limited Partnership, General
                                 Partner

                  By:            Boston Capital Associates



DATE: July 10, 2000                  By:______________________
                                         John P. Manning


                                     By:______________________
                                         Herbert F. Collins

    Pursuant to the requirements of the Securities Exchange Act of
1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:

DATE:           SIGNATURE:                           TITLE:

                                               General Partner
and
July 10, 2000   __________________             Principal
Executive
                John P. Manning                Officer, Principal
                                               Financial Officer
and
                                               Principal
Accounting
                                               Officer of Boston
                                               Capital Associates


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

                            MARCH 31, 2000 AND 1999

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

        FINANCIAL STATEMENTS

                 BALANCE SHEETS                                            F-5

                 STATEMENTS OF OPERATIONS                                  F-12

                 STATEMENTS OF CHANGES IN PARTNERS' CAPITAL                F-19

                 STATEMENTS OF CASH FLOWS                                  F-23

                 NOTES TO FINANCIAL STATEMENTS                             F-30

        SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION            F-67

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

                           Reznick Fedder & Silverman
           Certified Public Accountants * A Professional Corporation

          4520 East-West Highway * Suite 300 * Bethesda, MD 20814-3319
                       (301) 652-9100 * Fax (301) 652-1848


                         INDEPENDENT AUDITORS' REPORT


To the Partners
Boston Capital Tax Credit Fund
  Limited Partnership

        We have audited the accompanying balance sheets of Boston Capital Tax Credit Fund Limited Partnership - Series 1 through Series 6, in total and for each series, as of March 31, 2000 and 1999, and the related statements of operations, changes in partners' capital and cash flows for the total partnership and for each of the series for each of the three years ended March 31, 2000. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain operating limited partnerships in which Boston Capital Tax Credit Fund Limited Partnership owns a limited partnership interest. Investments in such partnerships comprise the following percentages of the assets as of March 31, 2000 and 1999, and the limited partnership loss for each of the three years ended March 31, 2000: Total 30% and 28% of the assets and 26%, 12% and 19% of the partnership loss; Series 1, 0% and 0% of the assets and 0%, 0% and 0% of the partnership loss; Series 2, 6% and 9% of the assets and 30%, 10% and 25% of the partnership loss; Series 3, 24% and 42% of the assets and 34%, 8% and 14% of the partnership loss; Series 4, 45% and 34% of the assets and 27%, 20% and 34% of the partnership loss; Series 5, 0% and 0% of the assets and 0%, 0% and 0% of the partnership loss; and Series 6, 20% and 24% of the assets and 10%, 20% and 23% of the partnership loss. The financial statements of these partnerships were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to information relating to these partnerships, is based solely on the reports of the other auditors.

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


                                       F-3
       In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Boston Capital Tax Credit Fund Limited Partnership - Series 1 through Series 6, in total and for each series, as of March 31, 2000 and 1999, and the results of their operations and their cash flows for the total partnership and for each of the series for each of the three years ended March 31, 2000, in conformity with generally accepted accounting principles.

       We and other auditors have also audited the information included in the related financial statement schedule listed in Form 10-K item 14(a) of Boston Capital Tax Credit Fund Limited Partnership - Series 1 through Series 6 as of March 31, 2000. In our opinion, the schedule presents fairly the information required to be set forth therein, in conformity with generally accepted accounting principles.




Bethesda, Maryland
June 23, 2000

                                  Boston Capital Tax Credit Fund Limited
Partnership
                                              Series 1 through Series 6

                                                    BALANCE SHEETS


                                               March 31, 2000 and 1999



Total

---------------------------------------

2000                 1999

-------------------  -------------------
                                                        ASSETS

INVESTMENTS IN OPERATING LIMITED                                               $
10,837,526    $      12,964,520
PARTNERSHIPS (notes A and C)

OTHER ASSETS

Cash and cash equivalents (notes A and E)
149,652              160,135
Other
1,070,618              721,229

------------------   ------------------
                                                                               $
12,057,796     $     13,845,884

==================    =================
                                          LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES

Accounts payable - affiliates (note B)                                         $
8,033,544     $      6,969,091

------------------    -----------------
PARTNERS' CAPITAL (note A)
Assignor limited partner
Units of limited partnership interest consisting of
10,000,000 authorized beneficial assignee certificates
(BAC), $10 stated value, 9,800,600 issued to the
assignees at March 31, 2000 and 1999
-                    -

Assignees
Units of beneficial interest of the limited partnership interest of the assignor limited partner, 9,800,600 issued and
outstanding at March 31, 2000 and 1999
4,833,921            7,657,936
General partner
(809,669)            (781,143)

------------------   ------------------

4,024,252            6,876,793

------------------   ------------------
                                                                               $
12,057,796    $      13,845,884

==================   ==================

                          (continued)

                                  Boston Capital Tax Credit Fund Limited
Partnership
                                              Series 1 through Series 6


                                              BALANCE SHEETS - CONTINUED

                                               March 31, 2000 and 1999



Series 1

----------------------------------------

2000                 1999

-------------------  -------------------
                                                        ASSETS

INVESTMENTS IN OPERATING LIMITED                                              $
-     $          22,969
PARTNERSHIPS (notes A and C)

OTHER ASSETS

Cash and cash equivalents (notes A and E)
11,172                6,640
Other
68,113               68,113

------------------   ------------------
                                                                               $
79,285    $          97,722

==================   ==================
                                          LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES

Accounts payable - affiliates (note B)                                         $
1,696,505    $       1,497,650

------------------   ------------------
PARTNERS' DEFICIT (note A)
Assignor limited partner
Units of limited partnership interest consisting of
10,000,000 authorized beneficial assignee certificates
(BAC), $10 stated value, 1,299,900 issued to the
assignees at March 31, 2000 and 1999
-                    -

Assignees

Units of beneficial interest of the limited partnership interest of the assignor limited partner, 1,299,900 issued and
outstanding at March 31, 2000 and 1999
(1,487,824)          (1,272,705)

General partner
(129,396)            (127,223)

------------------   ------------------

(1,617,220)          (1,399,928)


------------------   ------------------
                                                                               $
79,285    $          97,722

==================   ==================

                          (continued)

                                  Boston Capital Tax Credit Fund Limited
Partnership
                                              Series 1 through Series 6

                                              BALANCE SHEETS - CONTINUED


                                               March 31, 2000 and 1999



Series 2

---------------------------------------

2000                 1999

-------------------  -------------------
                                                        ASSETS

INVESTMENTS IN OPERATING LIMITED
$        494,972     $        731,325
PARTNERSHIPS (notes A and C)
OTHER ASSETS
Cash and cash equivalents (notes A and E)
4,403                5,497
Other
569,584              360,285

------------------   ------------------

$      1,068,959     $      1,097,107

==================   ==================
                                          LIABILITIES AND PARTNERS' CAPITAL


LIABILITIES
Accounts payable - affiliates (note B)                                         $
562,376    $         479,154

------------------   ------------------
PARTNERS' CAPITAL (note A)
Assignor limited partner
Units of limited partnership interest consisting of
10,000,000 authorized beneficial assignee certificates
(BAC), $10 stated value, 830,300 issued to the
assignees at March 31, 2000 and 1999
-                    -

Assignees
Units of beneficial interest of the limited partnership interest of the assignor limited partner, 830,300 issued and
outstanding at March 31, 2000 and 1999
570,860              681,116

General partner
(64,277)             (63,163)

------------------   ------------------

506,583              617,953

------------------   ------------------

$      1,068,959     $      1,097,107

==================   ==================


                          (continued)

                                  Boston Capital Tax Credit Fund Limited
Partnership
                                              Series 1 through Series 6

                                              BALANCE SHEETS - CONTINUED

                                               March 31, 2000 and 1999



Series 3

---------------------------------------

2000                 1999

------------------    -----------------
                                                        ASSETS

INVESTMENTS IN OPERATING LIMITED                                               $
582,673     $      1,289,310
PARTNERSHIPS (notes A and C)


OTHER ASSETS
Cash and cash equivalents (notes A and E)
7,782                2,331
Other
41,661               41,861

------------------   ------------------
                                                                               $
632,116     $      1,333,502

==================   ==================
                                          LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES
Accounts payable - affiliates (note B)                                         $
2,197,590     $      1,898,749

------------------   ------------------
PARTNERS' DEFICIT (note A)
Assignor limited partner
Units of limited partnership interest consisting of

10,000,000 authorized beneficial assignee certificates
(BAC), $10 stated value, 2,882,200 issued to the
assignees at March 31, 2000 and 1999
-                    -

Assignees
Units of beneficial interest of the limited partnership interest of the assignor limited partner, 2,882,200 issued and
outstanding at March 31, 2000 and 1999
(1,297,906)            (307,681)

General partner
(267,568)            (257,566)

------------------   ------------------

(1,565,474)            (565,247)

------------------   ------------------
                                                                               $
632,116    $       1,333,502

==================   ==================

                          (continued)

                                  Boston Capital Tax Credit Fund Limited
Partnership
                                              Series 1 through Series 6

                                              BALANCE SHEETS - CONTINUED


                                               March 31, 2000 and 1999



Series 4

---------------------------------------

2000                 1999

------------------  ------------------
                                                        ASSETS

INVESTMENTS IN OPERATING LIMITED                                              $
5,684,221   $        6,648,529
PARTNERSHIPS (notes A and C)

OTHER ASSETS
Cash and cash equivalents (notes A and E)
5,558               10,320
Other
241,361              217,857

------------------   ------------------
                                                                               $
5,931,140    $       6,876,706

==================   ==================
                                          LIABILITIES AND PARTNERS' CAPITAL


LIABILITIES
Accounts payable - affiliates (note B)                                         $
2,099,012    $       1,801,996

------------------   ------------------
PARTNERS' CAPITAL (note A)
Assignor limited partner
Units of limited partnership interest consisting of
10,000,000 authorized beneficial assignee certificates
(BAC), $10 stated value, 2,995,300 issued to the
assignees at March 31, 2000 and 1999
-                    -

Assignees
Units of beneficial interest of the limited partnership interest of the assignor limited partner, 2,995,300 issued and
outstanding at March 31, 2000 and 1999
4,053,911            5,284,067

General partner
(221,783)            (209,357)

------------------   ------------------

3,832,128            5,074,710

------------------   ------------------
                                                                               $
5,931,140    $       6,876,706

==================   ==================

                          (continued)

                                  Boston Capital Tax Credit Fund Limited
Partnership
                                              Series 1 through Series 6

                                              BALANCE SHEETS - CONTINUED


                                               March 31, 2000 and 1999



Series 5

---------------------------------------

2000                 1999

------------------    -----------------
                                                        ASSETS

INVESTMENTS IN OPERATING LIMITED                                               $
500,661    $         598,143
PARTNERSHIPS (notes A and C)

OTHER ASSETS

Cash and cash equivalents (notes A and E)
105,507              118,832
Other
149,899               33,113

------------------   ------------------
                                                                               $
756,067    $         750,088

==================   ==================
                                          LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES

Accounts payable - affiliates (note B)                                         $
186,192    $         146,736

------------------   ------------------
PARTNERS' CAPITAL (note A)
Assignor limited partner
Units of limited partnership interest consisting of
10,000,000 authorized beneficial assignee certificates
(BAC), $10 stated value, 489,900 issued to the
assignees at March 31, 2000 and 1999
-                    -

Assignees
Units of beneficial interest of the limited partnership interest of the assignor limited partner, 489,900 issued and
outstanding at March 31, 2000 and 1999
605,927              639,069
General partner
(36,052)             (35,717)

------------------   ------------------

569,875              603,352

------------------   ------------------
                                                                               $
756,067    $         750,088

==================   ==================

                          (continued)

                                  Boston Capital Tax Credit Fund Limited
Partnership
                                              Series 1 through Series 6

                                              BALANCE SHEETS - CONTINUED


                                               March 31, 2000 and 1999



Series 6

---------------------------------------

2000                 1999

-----------------    -----------------
                                                        ASSETS
INVESTMENTS IN OPERATING LIMITED                                               $
3,574,999    $       3,674,244
PARTNERSHIPS (notes A and C)


OTHER ASSETS
Cash and cash equivalents (notes A and E)
15,230               16,515
Other
-                    -

------------------   ------------------
                                                                               $
3,590,229    $       3,690,759

==================   ==================
                                          LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES

Accounts payable - affiliates (note B)                                         $
1,291,869    $       1,144,806

------------------   ------------------
PARTNERS' CAPITAL (note A)
Assignor limited partner
Units of limited partnership interest consisting of
10,000,000 authorized beneficial assignee certificates
(BAC), $10 stated value, 1,303,000 issued to the
assignees at March 31, 2000 and 1999
-                    -

Assignees
Units of beneficial interest of the limited partnership interest of the assignor limited partner, 1,303,000 issued and
outstanding at March 31, 2000 and 1999
2,388,953            2,634,070

General partner
(90,593)             (88,117)

------------------   ------------------

2,298,360            2,545,953

------------------   ------------------

$      3,590,229     $      3,690,759

==================   ==================


               See notes to financial statements

                                 Boston Capital Tax Credit Fund Limited
Partnership
                                              Series 1 through Series 6

                                              STATEMENTS OF OPERATIONS

                                      Years ended March 31, 2000, 1999 and 1998


Total

--------------------------------------------------------------
                                                               2000
1999                 1998
                                                       -------------------
-------------------   ------------------
Income
Interest income                                        $            3,362    $
4,355    $          16,039
Miscellaneous income                                                  888
-                   813
                                                       -------------------
-------------------   ------------------
Total income                                                        4,250
4,355               16,852
                                                       -------------------
-------------------   ------------------
Share of losses from operating limited                                     *
partnerships (note A)                                          (1,797,917)
(4,256,419)          (4,676,547)
                                                       -------------------
-------------------   ------------------
Expenses
Professional fees                                                  76,724
87,427               90,270
Partnership management fee (note B)                               914,669
919,866              922,872
Impairment loss (note A)                                                -
4,017,052                    -
General and administrative expenses (note B)                       67,481
64,179               83,140
                                                       -------------------
-------------------   ------------------
                                                                1,058,874
5,088,524            1,096,282
                                                       -------------------
-------------------   ------------------
NET LOSS (note A)                                       $      (2,852,541)    $
(9,340,588)   $      (5,755,977)
                                                       ===================
===================   ==================
Net loss allocated to general partner                   $         (28,526)    $
(93,405)   $         (57,559)
                                                       ===================
===================   ==================
Net loss allocated to assignees                         $      (2,824,015)    $
(9,247,183)   $      (5,698,418)
                                                       ===================
===================   ==================
Net loss per BAC                                        $           (0.29)    $
(0.94)   $           (0.58)
                                                       ===================
===================   ==================

* Net of $325,793 gain from sale of a portion of an operating limited partnership.

                          (continued)

                                  Boston Capital Tax Credit Fund Limited
Partnership
                                              Series 1 through Series 6

                                         STATEMENTS OF OPERATIONS - CONTINUED

                                      Years ended March 31, 2000, 1999 and 1998


Series 1

----------------------------------------------------------
                                                                  2000
1999                1998
                                                           ------------------
------------------- -------------------
Income
Interest income                                            $             190   $
266  $              629
Miscellaneous income                                                     842
-                   -
                                                           ------------------
------------------- -------------------
Total income                                                           1,032
266                 629
                                                           ------------------
------------------- -------------------
Share of losses from operating limited
partnerships (note A)                                                (24,367)
(16,041)            (78,739)
                                                           ------------------
------------------- -------------------
Expenses
Professional fees                                                     13,089
16,459              16,896
Partnership management fee (note B)                                  171,604
175,604             173,604
Impairment loss (note A)                                                 -
-                   -
General and administrative expenses (note B)                           9,264
8,047              10,781
                                                           ------------------
------------------- -------------------
                                                                     193,957
200,110             201,281
                                                           ------------------
------------------- -------------------
NET LOSS (note A)                                           $       (217,292)
$       (215,885)   $       (279,391)
                                                           ==================
=================== ===================
Net loss allocated to general partner                       $         (2,173)
$         (2,159)   $         (2,794)
                                                           ==================
=================== ===================
Net loss allocated to assignees                             $       (215,119)
$       (213,726)   $       (276,597)
                                                           ==================
=================== ===================
Net loss per BAC                                            $          (0.17)
$          (0.17)   $          (0.21)
                                                           ==================
=================== ===================

                          (continued)

                                  Boston Capital Tax Credit Fund Limited
Partnership
                                              Series 1 through Series 6

                                         STATEMENTS OF OPERATIONS - CONTINUED


                                      Years ended March 31, 2000, 1999 and 1998



Series 2

--------------------------------------------------------------
                                                                2000
1999                1998
                                                        -------------------
------------------- -------------------
Income
Interest income                                         $              151     $
115  $               37
Miscellaneous income                                                     -
-                   -
                                                        -------------------
------------------- -------------------
Total income                                                           151
115                  37
                                                        -------------------
------------------ -------------------
Share of losses from operating limited                                      *
partnerships (note A)                                              (26,254)
(280,980)           (263,285)
                                                        -------------------
------------------- -------------------
Expenses
Professional fees                                                    9,604
10,797              11,579
Partnership management fee (note B)                                 67,362
67,362              66,362
Impairment loss (note A)                                                 -
876,844                   -
General and administrative expenses (note B)                         8,301
8,666              10,558
                                                        -------------------
------------------- -------------------
                                                                    85,267
963,669              88,499
                                                        -------------------
------------------- -------------------
NET LOSS (note A)                                        $        (111,370)
$      (1,244,534)  $        (351,747)
                                                        ===================
=================== ===================
Net loss allocated to general partner                    $          (1,114)
$         (12,445)  $          (3,517)
                                                        ===================
=================== ===================
Net loss allocated to assignees                          $        (110,256)
$      (1,232,089)  $        (348,230)
                                                        ===================
=================== ===================
Net loss per BAC                                         $           (0.13)
$           (1.48)  $           (0.42)
                                                        ===================
=================== ===================

* Net of $209,299 gain from sale of a portion of an operating limited partnership.


                          (continued)

                                  Boston Capital Tax Credit Fund Limited
Partnership
                                              Series 1 through Series 6

                                         STATEMENTS OF OPERATIONS - CONTINUED


                                      Years ended March 31, 2000, 1999 and 1998



Series 3

-----------------------------------------------------------
                                                                  2000
1999                1998
                                                          -------------------
------------------- -------------------

Income
Interest income                                           $              139   $
240  $           11,056

Miscellaneous income                                                      46
-                 560
                                                          -------------------
------------------- -------------------
Total income                                                             185
240              11,616
                                                          -------------------
------------------- -------------------
Share of losses from operating limited
partnerships (note A)                                               (705,513)
(2,166,577)         (2,619,755)
                                                          -------------------
------------------- -------------------
Expenses
Professional fees                                                     16,229
18,536              17,746
Partnership management fee (note B)                                  260,113
259,856             257,189
Impairment loss (note A)                                                 -
1,402,374                 -
General and administrative expenses (note B)                          18,557
17,593              22,643
                                                          -------------------
------------------- -------------------
                                                                     294,899
1,698,359             297,578
                                                          -------------------
------------------- -------------------

NET LOSS (note A)                                          $      (1,000,227)
$      (3,864,696)  $      (2,905,717)
                                                          ===================
=================== ===================
Net loss allocated to general partner                      $         (10,002)
$         (38,647)  $         (29,057)
                                                          ===================
=================== ===================
Net loss allocated to assignees                            $        (990,225)
$      (3,826,049)  $      (2,876,660)
                                                          ===================
=================== ===================
Net loss per BAC                                           $           (0.34)
$           (1.33)  $           (1.00)
                                                          ===================
=================== ===================


                          (continued)

                                  Boston Capital Tax Credit Fund Limited
Partnership
                                              Series 1 through Series 6

                                         STATEMENTS OF OPERATIONS - CONTINUED


                                      Years ended March 31, 2000, 1999 and 1998



Series 4

------------------------------------------------------------
                                                                  2000
1999                1998
                                                          -------------------
------------------- -------------------
Income
Interest income                                           $              171   $
200  $               82
Miscellaneous income                                                       -
-                 253
                                                          -------------------
------------------- -------------------
Total income                                                             171
200                 335
                                                          -------------------
------------------- -------------------
Share of losses from operating limited
partnerships (note A)                                               (964,308)
(1,449,290)         (1,048,912)
                                                          -------------------
------------------- -------------------
Expenses
Professional fees                                                     15,909
18,815              19,554
Partnership management fee (note B)                                  244,630
247,884             247,257
Impairment loss (note A)                                                 -
654,684                 -
General and administrative expenses (note B)                          17,906
16,664              21,498
                                                          -------------------
------------------- -------------------
                                                                     278,445
938,047             288,309
                                                          -------------------
------------------- -------------------
NET LOSS (note A)                                          $      (1,242,582)
$      (2,387,137)  $      (1,336,886)
                                                          ===================
=================== ===================
Net loss allocated to general partner                      $         (12,426)
$         (23,871)  $         (13,369)
                                                          ===================
=================== ===================
Net loss allocated to assignees                            $      (1,230,156)
$      (2,363,266)  $      (1,323,517)
                                                          ===================
=================== ===================
Net loss per BAC                                           $           (0.41)
$           (0.79)  $           (0.44)
                                                          ===================
=================== ===================


                          (continued)

                                  Boston Capital Tax Credit Fund Limited
Partnership
                                              Series 1 through Series 6

                                         STATEMENTS OF OPERATIONS - CONTINUED

                                      Years ended March 31, 2000, 1999 and 1998


Series 5

------------------------------------------------------------
                                                                2000
1999                1998
                                                         ------------------
------------------  ------------------
Income
Interest income                                          $           2,304
$           3,065   $           3,696
Miscellaneous income                                                     -
-                   -
                                                         ------------------
------------------  ------------------
Total income                                                         2,304
3,065               3,696
                                                         ------------------
------------------  ------------------
Share of losses from operating limited                                      *
partnerships (note A)                                               19,012
(124,175)           (135,018)
                                                         ------------------
------------------  ------------------
Expenses
Professional fees                                                    9,629
9,236              10,002
Partnership management fee (note B)                                 39,184
39,184              39,184
Impairment loss (note A)                                                 -
450,835                   -
General and administrative expenses (note B)                         5,980
6,226               9,104
                                                         ------------------
------------------  ------------------
                                                                    54,793
505,481              58,290
                                                         ------------------
------------------  ------------------
NET LOSS (note A)                                         $        (33,477)
$       (626,591)   $       (189,612)
                                                         ==================
==================  ==================
Net loss allocated to general partner                     $           (335)
$         (6,266)   $         (1,896)
                                                         ==================
==================  ==================
Net loss allocated to assignees                           $        (33,142)
$       (620,325)   $       (187,716)
                                                         ==================
==================  ==================
Net loss per BAC                                          $          (0.07)
$          (1.27)   $          (0.38)
                                                         ==================
==================  ==================

* Net of $116,494 gain from sale of a portion of an operating limited partnership.

                          (continued)

                                  Boston Capital Tax Credit Fund Limited
Partnership
                                              Series 1 through Series 6

                                         STATEMENTS OF OPERATIONS - CONTINUED

                                      Years ended March 31, 2000, 1999 and 1998


Series 6

-----------------------------------------------------------
                                                                  2000
1999                1998
                                                          -------------------
-------------------  ------------------
Income
Interest income                                           $              407   $
469  $              539
Miscellaneous income                                                       -
-                   -
                                                          -------------------
-------------------  ------------------
Total income                                                             407
469                 539
                                                          -------------------
-------------------  ------------------
Share of losses from operating limited
partnerships (note A)                                                (96,487)
(219,356)           (530,838)
                                                          -------------------
-------------------  ------------------
Expenses
Professional fees                                                     12,264
13,584              14,493
Partnership management fee (note B)                                  131,776
129,976             139,276
Impairment loss (note A)                                                 -
632,315                 -
General and administrative expenses (note B)                           7,473
6,983               8,556
                                                          -------------------
-------------------  ------------------
                                                                     151,513
782,858             162,325
                                                          -------------------
-------------------  ------------------
NET LOSS (note A)                                           $       (247,593)
$      (1,001,745)   $       (692,624)
                                                          ===================
===================  ==================
Net loss allocated to general partner                       $         (2,476)
$         (10,017)   $         (6,926)
                                                          ===================
===================  ==================
Net loss allocated to assignees                             $       (245,117)
$        (991,728)   $       (685,698)
                                                          ===================
===================  ==================
Net loss per BAC                                            $          (0.19)
$           (0.76)   $          (0.53)
                                                          ===================
===================  ==================

               See notes to financial statements

                                  Boston Capital Tax Credit Fund Limited
Partnership
                                              Series 1 through Series 6

                                      STATEMENTS OF CHANGES IN PARTNERS' CAPITAL


                                      Years ended March 31, 2000, 1999 and 1998



General
                         Total                                 Assignees
partner               Total
-------------------------------------------                ------------------
------------------  -----------------
Partners' capital (deficit), March 31, 1997                $      22,603,537
$        (630,179)  $      21,973,358

Net loss                                                          (5,698,418)
(57,559)         (5,755,977)
                                                           ------------------
------------------  ------------------
Partners' capital (deficit), March 31, 1998                       16,905,119
(687,738)         16,217,381

Net loss                                                          (9,247,183)
(93,405)         (9,340,588)
                                                          -------------------
-------------------  ------------------
Partners' capital (deficit), March 31, 1999                        7,657,936
(781,143)          6,876,793

Net loss                                                          (2,824,015)
(28,526)         (2,852,541)
                                                          -------------------
-------------------  ------------------
Partners' capital (deficit), March 31, 2000               $        4,833,921
$        (809,669)  $       4,024,252
                                                          ===================
===================  ==================

                          (continued)

                                  Boston Capital Tax Credit Fund Limited
Partnership
                                              Series 1 through Series 6

                                STATEMENTS OF CHANGES IN PARTNERS' CAPITAL -
CONTINUED


                                      Years ended March 31, 2000, 1999 and 1998



General
                Series 1                                       Assignees
partner               Total
-------------------------------------------                ------------------
------------------  -----------------
Partners' capital (deficit), March 31, 1997                $        (782,382)
$        (122,270)  $        (904,652)

Net loss                                                            (276,597)
(2,794)           (279,391)
                                                           ------------------
------------------  ------------------


Partners' capital (deficit), March 31, 1998                       (1,058,979)
(125,064)         (1,184,043)

Net loss                                                            (213,726)
(2,159)           (215,885)
                                                          -------------------
-------------------  ------------------

Partners' capital (deficit), March 31, 1999                       (1,272,705)
(127,223)         (1,399,928)


Net loss                                                            (215,119)
(2,173)           (217,292)
                                                          -------------------
-------------------  ------------------
Partners' capital (deficit), March 31, 2000                $      (1,487,824)
$       (129,396)  $      (1,617,220)
                                                          ===================
===================  ==================



General
                Series 2                                       Assignees
partner               Total
-------------------------------------------                ------------------
------------------  -----------------

Partners' capital (deficit), March 31, 1997               $        2,261,435
$         (47,201) $        2,214,234

Net loss                                                            (348,230)
(3,517)           (351,747)
                                                          -------------------
-------------------  ------------------

Partners' capital (deficit), March 31, 1998                        1,913,205
(50,718)          1,862,487

Net loss                                                          (1,232,089)
(12,445)         (1,244,534)
                                                          -------------------
-------------------  ------------------
Partners' capital (deficit), March 31, 1999                          681,116
(63,163)            617,953

Net loss                                                            (110,256)
(1,114)           (111,370)
                                                          -------------------
-------------------  ------------------
Partners' capital (deficit), March 31, 2000                $         570,860
$         (64,277)  $         506,583
                                                          ===================
===================  ==================

                          (continued)

                                  Boston Capital Tax Credit Fund Limited
Partnership
                                              Series 1 through Series 6

                                STATEMENTS OF CHANGES IN PARTNERS' CAPITAL -
CONTINUED


                                      Years ended March 31, 2000, 1999 and 1998



General
                  Series 3                                     Assignees
partner               Total
-------------------------------------------                ------------------
------------------  -----------------

Partners' capital (deficit), March 31, 1997               $        6,395,028
$        (189,862) $        6,205,166

Net loss                                                          (2,876,660)
(29,057)         (2,905,717)
                                                          -------------------
-------------------  ------------------

Partners' capital (deficit), March 31, 1998                        3,518,368
(218,919)          3,299,449

Net loss                                                          (3,826,049)
(38,647)         (3,864,696)
                                                          -------------------
-------------------  ------------------

Partners' capital (deficit), March 31, 1999                         (307,681)
(257,566)           (565,247)

Net loss                                                            (990,225)
(10,002)         (1,000,227)
                                                          -------------------
-------------------  ------------------
Partners' capital (deficit), March 31, 2000                $      (1,297,906)
$        (267,568)  $      (1,565,474)
                                                          ===================
===================  ==================



General
                        Series 4                               Assignees
partner               Total
-------------------------------------------                ------------------
------------------  -----------------

Partners' capital (deficit), March 31, 1997               $        8,970,850
$        (172,117)  $        8,798,733

Net loss                                                          (1,323,517)
(13,369)         (1,336,886)
                                                          -------------------
-------------------  ------------------
Partners' capital (deficit), March 31, 1998                        7,647,333
(185,486)           7,461,847

Net loss                                                          (2,363,266)
(23,871)         (2,387,137)
                                                          -------------------
-------------------  ------------------

Partners' capital (deficit), March 31, 1999                        5,284,067
(209,357)          5,074,710

Net loss                                                          (1,230,156)
(12,426)         (1,242,582)
                                                          -------------------
-------------------  ------------------
Partners' capital (deficit), March 31, 2000               $        4,053,911
$        (221,783)  $       3,832,128
                                                          ===================
===================  ==================

                          (continued)

                                  Boston Capital Tax Credit Fund Limited
Partnership
                                              Series 1 through Series 6

                                STATEMENTS OF CHANGES IN PARTNERS' CAPITAL -
CONTINUED


                                      Years ended March 31, 2000, 1999 and 1998


General
                 Series 5                                      Assignees
partner               Total
-------------------------------------------                ------------------
------------------  -----------------

Partners' capital (deficit), March 31, 1997               $        1,447,110
$         (27,555) $        1,419,555

Net loss                                                            (187,716)
(1,896)           (189,612)
                                                          -------------------
-------------------  ------------------


Partners' capital (deficit), March 31, 1998                        1,259,394
(29,451)          1,229,943

Net loss                                                            (620,325)
(6,266)           (626,591)
                                                          -------------------
-------------------  ------------------
Partners' capital (deficit), March 31, 1999                          639,069
(35,717)            603,352

Net loss                                                             (33,142)
(335)            (33,477)
                                                          -------------------
-------------------  ------------------
Partners' capital (deficit), March 31, 2000               $          605,927
$         (36,052)  $         569,875
                                                          ===================
===================  ==================




General
                Series 6                                       Assignees
partner               Total
-------------------------------------------                ------------------
------------------  -----------------

Partners' capital (deficit), March 31, 1997               $        4,311,496
$         (71,174) $        4,240,322

Net loss                                                            (685,698)
(6,926)           (692,624)
                                                          -------------------
-------------------  ------------------
Partners' capital (deficit), March 31, 1998                        3,625,798
(78,100)          3,547,698

Net loss                                                            (991,728)
(10,017)         (1,001,745)
                                                          -------------------
-------------------  ------------------
Partners' capital (deficit), March 31, 1999                        2,634,070
(88,117)          2,545,953

Net loss                                                            (245,117)
(2,476)           (247,593)
                                                          -------------------
-------------------  ------------------
Partners' capital (deficit), March 31, 2000               $        2,388,953
$         (90,593)  $       2,298,360
                                                          ===================
===================  ==================

               See notes to financial statements

                                  Boston Capital Tax Credit Fund Limited
Partnership
                                              Series 1 through Series 6

                                               STATEMENTS OF CASH FLOWS


                                      Years ended March 31, 2000, 1999 and 1998



Total
                                                           ---------------------
--------------------------------------
                                                                  2000
1999                1998
                                                           ------------------
------------------  ------------------
Cash flows from operating activities
Net loss                                                   $      (2,852,541)
$      (9,340,588)  $      (5,755,977)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities

Distributions from operating limited
partnerships                                                           4,682
9,839               3,129

Share of losses from operating limited
partnerships                                                       2,123,710
4,256,419           4,676,547

Impairment loss                                                          -
4,017,052                 -

Other assets                                                        (349,389)
(48,790)           (113,711)
Accounts payable and accrued expenses                              1,064,453
1,089,318           1,142,268
                                                          -------------------
-------------------  ------------------
Net cash provided by (used in)
operating activities                                                  (9,085)
(16,750)            (47,744)
                                                          -------------------
-------------------  ------------------
Cash flows from investing activities
Capital contributions paid to operating
limited partnerships                                                  (1,398)
-                   -
                                                          -------------------
-------------------  ------------------
Net cash used in investing activities                                 (1,398)
-                   -
                                                          -------------------
-------------------  ------------------
NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS                                            (10,483)
(16,750)            (47,744)

Cash and cash equivalents, beginning                                 160,135
176,885             224,629
                                                          -------------------
-------------------  ------------------
Cash and cash equivalents, end                            $          149,652   $
160,135   $         176,885
                                                          ===================
===================  ==================

                          (continued)

                                  Boston Capital Tax Credit Fund Limited
Partnership
                                              Series 1 through Series 6

                                         STATEMENTS OF CASH FLOWS - CONTINUED


                                      Years ended March 31, 2000, 1999 and 1998



Series 1
                                                           ---------------------
-------------------------------------
                                                                  2000
1999                1998
                                                           ------------------
------------------  -----------------

Cash flows from operating activities
Net loss                                                   $        (217,292)
$        (215,885)  $        (279,391)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities

Distributions from operating limited
partnerships                                                             -
-                   -

Share of losses from operating limited
partnerships                                                          24,367
16,041              78,739

Impairment loss                                                          -
-                   -

Other assets                                                             -
-               (13,810)
Accounts payable and accrued expenses                                198,855
191,133             196,439
                                                          -------------------
-------------------  ------------------
Net cash provided by (used in)
operating activities                                                   5,930
(8,711)            (18,023)
                                                          -------------------
-------------------  ------------------
Cash flows from investing activities
Capital contributions paid to operating
limited partnerships                                                  (1,398)
-                  -
                                                          -------------------
-------------------  ------------------
Net cash used in investing activities                                 (1,398)
-                  -
                                                          -------------------
-------------------  ------------------
NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS                                              4,532
(8,711)            (18,023)


Cash and cash equivalents, beginning                                   6,640
15,351              33,374
                                                          -------------------
-------------------  ------------------
Cash and cash equivalents, end                             $          11,172   $
6,640   $          15,351
                                                          ===================
===================  ==================



                          (continued)

                                  Boston Capital Tax Credit Fund Limited
Partnership
                                              Series 1 through Series 6

                                         STATEMENTS OF CASH FLOWS - CONTINUED


                                      Years ended March 31, 2000, 1999 and 1998



Series 2
                                                               -----------------
-----------------------------------------
                                                                  2000
1999                1998
                                                           ------------------
------------------  -----------------
Cash flows from operating activities
Net loss                                                   $        (111,370)
$      (1,244,534)  $        (351,747)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities

Distributions from operating limited
partnerships                                                             800
-                   -

Share of losses from operating limited
partnerships                                                         235,553
280,980             263,285


Impairment loss                                                          -
876,844                 -

Other assets                                                         (209,299)
-                   -
Accounts payable and accrued expenses                                  83,222
88,230              89,234
                                                          -------------------
-------------------  ------------------
Net cash provided by (used in)
operating activities                                                   (1,094)
1,520                 772
                                                          -------------------
-------------------  ------------------
Cash flows from investing activities
Capital contributions paid to operating
limited partnerships                                                      -
-                   -
                                                          -------------------
-------------------  ------------------

Net cash used in investing activities                                     -
-                   -
                                                          -------------------
-------------------  ------------------

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS                                             (1,094)
1,520                 772

Cash and cash equivalents, beginning                                   5,497
3,977               3,205
                                                          -------------------
-------------------  ------------------
Cash and cash equivalents, end                             $           4,403
$           5,497   $           3,977
                                                          ===================
===================  ==================




                          (continued)

                                  Boston Capital Tax Credit Fund Limited
Partnership
                                              Series 1 through Series 6

                                         STATEMENTS OF CASH FLOWS - CONTINUED


                                      Years ended March 31, 2000, 1999 and 1998



Series 3
                                                       -------------------------
---------------------------------
                                                                  2000
1999                1998
                                                           ------------------
------------------  -----------------
Cash flows from operating activities
Net loss                                                   $      (1,000,227)
$      (3,864,696)  $      (2,905,717)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities

Distributions from operating limited
partnerships                                                           1,124
52               3,129

Share of losses from operating limited
partnerships                                                         705,513
2,166,577           2,619,755

Impairment loss                                                          -
1,402,374                 -

Other assets                                                             200
-                   -
Accounts payable and accrued expenses                                298,841
283,691             295,334
                                                          -------------------
-------------------  ------------------
Net cash provided by (used in)
operating activities                                                   5,451
(12,002)             12,501
                                                          -------------------
-------------------  ------------------
Cash flows from investing activities
Capital contributions paid to operating
limited partnerships                                                      -
-                  -
                                                          -------------------
-------------------  ------------------
Net cash used in investing activities                                     -
-                  -
                                                          -------------------
-------------------  ------------------
NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS                                              5,451
(12,002)             12,501

Cash and cash equivalents, beginning                                   2,331
14,333               1,832
                                                          -------------------
-------------------  ------------------
Cash and cash equivalents, end                             $           7,782
$           2,331    $         14,333
                                                          ===================
===================  ==================





                          (continued)

                                  Boston Capital Tax Credit Fund Limited
Partnership
                                              Series 1 through Series 6

                                         STATEMENTS OF CASH FLOWS - CONTINUED


                                      Years ended March 31, 2000, 1999 and 1998



Series 4
                                                       -------------------------
---------------------------------
                                                                  2000
1999                1998
                                                           ------------------
------------------  -----------------
Cash flows from operating activities
Net loss                                                   $      (1,242,582)
$      (2,387,137)  $      (1,336,886)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities

Distributions from operating limited
partnerships                                                             -
-                   -

Share of losses from operating limited
partnerships                                                         964,308
1,449,290           1,048,912

Impairment loss                                                          -
654,684                 -

Other assets                                                         (23,504)
(48,790)            (99,901)

Accounts payable and accrued expenses                                297,016
340,318             377,122
                                                           ------------------
-------------------  ------------------
Net cash provided by (used in)
operating activities                                                  (4,762)
8,365             (10,753)
                                                          -------------------
-------------------  ------------------
Cash flows from investing activities
Capital contributions paid to operating
limited partnerships                                                     -
-                   -
                                                          -------------------
-------------------  ------------------
Net cash used in investing activities                                    -
-                   -
                                                          -------------------
-------------------  ------------------
NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS                                             (4,762)
8,365             (10,753)

Cash and cash equivalents, beginning                                  10,320
1,955              12,708
                                                          -------------------
-------------------  ------------------
Cash and cash equivalents, end                             $           5,558
$         10,320   $           1,955
                                                          ===================
===================  ==================






                          (continued)

                                  Boston Capital Tax Credit Fund Limited
Partnership
                                              Series 1 through Series 6

                                         STATEMENTS OF CASH FLOWS - CONTINUED


                                      Years ended March 31, 2000, 1999 and 1998



Series 5
                                                       -------------------------
---------------------------------
                                                                  2000
1999                1998
                                                           ------------------
------------------  -----------------
Cash flows from operating activities
Net loss                                                   $         (33,477)
$       (626,591)   $       (189,612)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities

Distributions from operating limited
partnerships                                                             -
-                   -

Share of losses from operating limited
partnerships                                                          97,482
124,175             135,018

Impairment loss                                                          -
450,835                 -

Other assets                                                        (116,786)
-                   -
Accounts payable and accrued expenses                                 39,456
39,456              39,456
                                                          -------------------
-------------------  ------------------
Net cash provided by (used in)
operating activities                                                 (13,325)
(12,125)            (15,138)
                                                          -------------------
-------------------  ------------------
Cash flows from investing activities
Capital contributions paid to operating
limited partnerships                                                      -
-                   -
                                                          -------------------
-------------------  ------------------


Net cash used in investing activities                                    -
-                   -
                                                          -------------------
-------------------  ------------------
NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS                                            (13,325)
(12,125)            (15,138)

Cash and cash equivalents, beginning                                 118,832
130,957             146,095
                                                          -------------------
-------------------  ------------------
Cash and cash equivalents, end                              $        105,507
$        118,832    $        130,957
                                                          ===================
===================  ==================


                          (continued)

                                  Boston Capital Tax Credit Fund Limited
Partnership
                                              Series 1 through Series 6

                                         STATEMENTS OF CASH FLOWS - CONTINUED

                                      Years ended March 31, 2000, 1999 and 1998



Series 6
                                                       -------------------------
---------------------------------
                                                                  2000
1999                1998
                                                           ------------------
------------------  -----------------
Cash flows from operating activities
Net loss                                                  $         (247,593)  $
(1,001,745)  $        (692,624)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities

Distributions from operating limited
partnerships                                                           2,758
9,787                 -

Share of losses from operating limited
partnerships                                                          96,487
219,356             530,838

Impairment loss                                                          -
632,315                 -

Other assets                                                             -
-                   -

Accounts payable and accrued expenses                                147,063
146,490             144,683
                                                          -------------------
-------------------  ------------------
Net cash provided by (used in)
operating activities                                                  (1,285)
6,203             (17,103)
                                                          -------------------
-------------------  ------------------
Cash flows from investing activities
Capital contributions paid to operating
limited partnerships                                                     -
-                   -
                                                          -------------------
-------------------  ------------------
Net cash used in investing activities                                    -
-                   -
                                                          -------------------
-------------------  ------------------
NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS                                             (1,285)
6,203             (17,103)


Cash and cash equivalents, beginning                                  16,515
10,312              27,415
                                                          -------------------
-------------------  ------------------
Cash and cash equivalents, end                            $           15,230   $
16,515   $          10,312
                                                          ===================
===================  ==================




               See notes to financial statements

               Boston Capital Tax Credit Fund Limited Partnership
                           Series 1 through Series 6

                         NOTES TO FINANCIAL STATEMENTS

                         March 31, 2000, 1999 and 1998




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

   Pursuant to the Securities Act of 1933, the partnership filed a Form S-11 Registration Statement with the Securities and Exchange Commission, effective August 29, 1988, which covered the offering (the "Public Offering") of the p a r t nership's beneficial assignee certificates ("BACs") representing assignments of units of the beneficial interest of the limited partnership interest of the assignor limited partner. The partnership registered 10,000,000 BACs at $10 per BAC for sale to the public in six series. BACs sold in bulk were offered to investors at a reduced cost per BAC.

   In accordance with the limited partnership agreement, profits, losses, and cash flow (subject to certain priority allocations and distributions) and tax credits are allocated 99% to the assignees and 1% to the general partner.

   Investments in Operating Limited Partnerships
   ---------------------------------------------
   The partnership accounts for its investments in operating limited partnerships using the equity method of accounting. Under the equity method of accounting, the partnership adjusts its investment cost for its share of each operating limited partnership's results of operations and for any distributions received or accrued. However, the partnership recognizes individual operating limited partnership losses only to the extent that the fund's share of losses of the operating limited partnerships does not exceed the carrying amount of its investment. Unrecognized losses will be suspended and offset against future individual operating limited partnership income.

               Boston Capital Tax Credit Fund Limited Partnership
                           Series 1 through Series 6

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                         March 31, 2000, 1999 and 1998





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

   The partnership records acquisition costs as an increase in its investment in operating limited partnerships. Certain operating limited partnerships have not recorded the acquisition costs as a capital contribution from the partnership. These differences are shown as reconciling items in note C.


   Cash Equivalents
   ----------------
   Cash equivalents include repurchase agreements and money market accounts having original maturities at date of acquisition of three months or less. The carrying amounts approximate fair value because of the short maturity of these instruments.


                                     F-31
               Boston Capital Tax Credit Fund Limited Partnership
                           Series 1 through Series 6

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                         March 31, 2000, 1999 and 1998




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


   Net Loss per Beneficial Assignee Certificate
   --------------------------------------------
   Net loss per beneficial assignee certificate is calculated based upon the number of units outstanding. The number of units outstanding in each series for each of the three years in the period ended March 31, 2000 is as follows:

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

                         March 31, 2000, 1999 and 1998


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
            POLICIES (Continued)

   Recent Accounting Pronouncements
   --------------------------------
   In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 136, "Transfers of Assets to a Not-for-Profit Organization or Charitable Trust that Raises or Holds Contributions For Others," and in June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedgers Activities - Deferral of the Effective Date of SFAS No. 133."

   SFAS No. 136 is generally effective for periods beginning after December 15, 1999 and SFAS 137 is effective upon issuance in June 1999.

   The fund does not have any derivative or hedging activities and is not a not-for-profit organization. Consequently, these pronouncements are not expected to have any effect on the fund's financial statements.

NOTE B - RELATED PARTY TRANSACTIONS

   During the years ended March 31, 2000, 1999 and 1998, the partnership entered into several transactions with various affiliates of the general partner, including Boston Capital Partners, Inc., Boston Capital Services, Inc., Boston Capital Holdings Limited Partnership, and Boston Capital Asset Management Limited Partnership, as follows:

   Boston Capital Asset Management Limited Partnership is entitled to an annual partnership management fee based on .375% of the aggregate cost of all apartment complexes acquired by the operating limited partnerships, less the amount of certain partnership management and reporting fees paid or payable by the operating limited partnerships. The aggregate cost is comprised of the capital contributions made by each series to the operating limited partnership and 99% of the permanent financing at the operating limited partnership level.

               Boston Capital Tax Credit Fund Limited Partnership
                           Series 1 through Series 6

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                         March 31, 2000, 1999 and 1998




NOTE B - RELATED PARTY TRANSACTIONS (Continued)

   The annual partnership management fee charged to operations net of reporting fees for the years ended March 31, 2000, 1999 and 1998 is as follows:

                                                       2000               1999
1998
                                                ----------------
----------------   ----------------
Series 1                                        $        171,604   $
175,604   $        173,604
Series 2                                                  67,362
67,362             66,362
Series 3                                                 260,113
259,856            257,189
Series 4                                                 244,630
247,884            247,257
Series 5                                                  39,184
39,184             39,184
Series 6                                                 131,776
129,976            139,276
                                                ----------------
----------------   ----------------
                                                $        914,669   $
919,866   $        922,872
                                                ================
================   ================

   General and administrative expenses incurred by Boston Capital Partners, Inc., Boston Capital Holdings Limited Partnership, and Boston Capital Asset Management Limited Partnership were charged to each series' operations for the years ended March 31, 2000, 1999 and 1998 as follows:


                                        2000               1999
1998
                                 ----------------   ----------------
----------------
Series 1                        $           2,991  $           1,973  $
2,495
Series 2                                    3,983              3,784
5,108
Series 3                                    5,697              4,031
5,545
Series 4                                    5,626              4,442
6,129
Series 5                                      739              2,796
3,655
Series 6                                    2,787              1,973
2,329
                                 ----------------   ----------------
----------------
                                 $         21,823  $          18,999  $
25,261
                                 ================   ================
================

   Accounts payable - affiliates at March 31, 2000 and 1999 represents general and administrative expenses, partnership management fees, and may include advances which are noninterest bearing and payable to Boston Capital Partners, Inc., Boston Capital Services, Inc., Boston Capital Holdings Limited Partnership and Boston Capital Asset Management Limited Partnership. The carrying value of the accounts payable - affiliates approximates fair value.



                                     F-34
               Boston Capital Tax Credit Fund Limited Partnership
                           Series 1 through Series 6

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                         March 31, 2000, 1999 and 1998


NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS

   At March 31, 2000, 1999 and 1998, the partnership has limited partnership i n terests in 105 operating limited partnerships which own apartment complexes. During the year ended March 31, 2000 the partnership disposed of a portion of its interest in one of the operating limited partnerships owned by Series 2 and Series 5. The number of operating limited partnerships in which the partnership has limited partnership interests at March 31, 2000, 1999 and 1998 by series are as follows:

        Series 1                                                     19
        Series 2                                                      8
        Series 3                                                     33
        Series 4                                                     25
        Series 5                                                      5
        Series 6                                                     15
                                                       ----------------
        Total                                                       105
                                                       ================

                              Boston Capital Tax Credit Fund Limited Partnership
                                          Series 1 through Series 6

                                  NOTES TO FINANCIAL STATEMENTS - CONTINUED


                                        March 31, 2000, 1999 and 1998


NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)


    The partnership's investments in operating limited partnerships at March 31, 2000 are summarized as follows:

Total

----------------
    Capital  contributions  paid  to  operating limited partnerships, net of tax credit
    adjusters
$     69,626,749

    Acquisition costs of operating limited partnerships
11,976,945

    Syndication costs from operating limited partnerships
(45,526)

    Cumulative distributions from operating limited partnerships
(103,544)

    Impairment loss in investment in operating limited partnerships
(4,017,052)

    Cumulative losses from operating limited partnerships
(66,600,046)

-------------
    Investment in operating limited partnerships per balance sheets
10,837,526

    The   partnership  has    recorded  capital  contributions  to  the
operating  limited
    partnerships  during the year ended March 31, 2000, which have not been included in the
    partnerships' capital account included in the operating limited partnerships' financial
    statements as of December 31, 1999 (see note A).
(479,273)

    The  partnership  has recorded acquisition costs at March 31, 2000, which have not been
    accounted for in the net assets of the operating limited partnerships (see
note A).             (829,599)

    The  partnership has recorded a share of losses from operating limited partnerships for
    the  three  months  ended March 31, 2000, which the operating limited partnerships have
    not  included  in  their capital accounts as of December 31, 1999 due to different year
    ends (see note A).
1,466,033

    The  partnership  has  recorded low income housing tax credit adjusters not recorded by
    operating limited partnerships (see note A).
182,948

    Equity  in losses from operating limited partnerships not recognizable under the equity
    method of accounting (see note A).
(56,332,250)

    Impairment loss in investment in operating limited partnerships
4,017,052

    Other
599,233

----------------
    Equity per operating limited partnerships' combined financial statements
$   (40,538,330)

================



                             Boston Capital Tax Credit Fund Limited Partnership
                                          Series 1 through Series 6

                                  NOTES TO FINANCIAL STATEMENTS - CONTINUED


                                        March 31, 2000, 1999 and 1998


NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

    The  partnership's  investments  in  operating  limited partnerships at
March 31, 2000 are summarized as
    follows:
                                                             Series 1
Series 2          Series 3
                                                        ----------------  ------
----------   ---------------
    Capital  contributions  paid  to  operating limited
    partnerships, net of tax credit adjusters           $      9,037,551  $
5,565,026   $    20,710,406

    Acquisition    costs   of   operating   limited
    partnerships                                               1,569,525
1,005,656         3,486,122

    Syndication   costs   from   operating   limited
    partnerships                                                     -
-                 -

    Cumulative  distributions  from  operating  limited
    partnerships                                                  (4,140)
(6,246)          (48,075)

    Impairment  loss in investment in operating limited
    partnerships                                                     -
(876,844)       (1,402,374)

    Cumulative   losses   from   operating   limited
    partnerships                                             (10,602,936)
(5,192,620)      (22,163,406)
                                                          ---------------
----------------  ----------------
    Investment  in  operating  limited partnerships per
    balance sheets                                                   -
494,972           582,673


                              Boston Capital Tax Credit Fund Limited Partnership
                                          Series 1 through Series 6

                                  NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                        March 31, 2000, 1999 and 1998


NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

                                                             Series 1
Series 2          Series 3
                                                           ---------------   ---
-----------     -------------
    The partnership has  recorded capital contributions
    to  the  operating  limited partnerships during the
    year  ended  March  31,  2000,  which have not been
    included   in  the  partnerships'  capital  account
    included  in  the  operating  limited partnerships'
    financial  statements  as of December 31, 1999 (see
    note A).                                                         -
(311,339)         (133,349)

    The  partnership  has recorded acquisition costs at
    March  31,  2000, which have not been accounted for
    in   the  net  assets   of  the  operating  limited
    partnerships (see note A).                                  (578,746)
(46,332)          116,865

    The partnership has recorded a share of losses from
    operating limited partnerships for the three months
    ended  March  31, 2000, which the operating limited
    partnerships  have  not  included  in their capital
    accounts  as  of December 31, 1999 due to different
    year ends (see note A).                                      667,397
-             798,636

    The partnership has recorded low income housing tax
    credit  adjusters not recorded by operating limited
    partnerships (see note A).                                    31,815
63,725            47,191

    Equity    in    losses   from   operating   limited
    partnerships  not  recognizable  under  the  equity
    method of accounting (see note A).                       (25,494,010)
(2,331,503)      (12,771,703)

    Impairment  loss in investment in operating limited
    partnerships                                                     -
876,844         1,402,374
    Other                                                         67,996
(152,348)          306,174
                                                         ----------------
----------------  ----------------
    Equity per operating limited partnerships' combined
    financial statements                                 $   (25,305,548)  $
(1,405,981)  $    (9,651,139)
                                                         ================
================  ================


                             Boston Capital Tax Credit Fund Limited Partnership
                                          Series 1 through Series 6

                                  NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                        March 31, 2000, 1999 and 1998


NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)


    The  partnership's  investments  in  operating  limited partnerships at
March 31, 2000 are summarized as
    follows:
                                                             Series 4
Series 5          Series 6
                                                        ----------------  ------
----------  ----------------
    Capital  contributions  paid  to  operating limited
    partnerships, net of tax credit adjusters           $     21,719,700  $
3,273,323  $      9,320,743

    Acquisition    costs   of   operating   limited
    partnerships                                               3,661,756
599,776         1,654,110

    Syndication   costs   from   operating   limited
    partnerships                                                     -
(45,526)              -


    Cumulative  distributions  from  operating  limited
    partnerships                                                 (12,414)
-             (32,669)

    Impairment  loss in investment in operating limited
    partnerships                                                (654,684)
(450,835)         (632,315)

    Cumulative    losses    from   operating    limited
    partnerships                                             (19,030,137)
(2,876,077)       (6,734,870)
                                                         ----------------
----------------  ----------------
    Investment  in  operating  limited partnerships per
    balance sheets                                             5,684,221
500,661         3,574,999


                              Boston Capital Tax Credit Fund Limited Partnership
                                          Series 1 through Series 6

                                  NOTES TO FINANCIAL STATEMENTS - CONTINUED


                                        March 31, 2000, 1999 and 1998


NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)


                                                             Series 4
Series 5          Series 6
                                                         ----------------
----------------  ----------------
    The partnership has  recorded capital contributions
    to  the  operating  limited partnerships during the
    year  ended  March  31,  2000,  which have not been
    included   in  the  partnerships'  capital  account
    included  in  the  operating  limited partnerships'
    financial  statements  as of December 31, 1999 (see
    note A).                                                         -
(34,585)              -

    The  partnership  has recorded acquisition costs at
    March  31,  2000, which have not been accounted for
    in   the  net   assets  of  the  operating  limited
    partnerships (see note A).                                  (647,983)
8,269           318,328

    The partnership has recorded a share of losses from
    operating limited partnerships for the three months
    ended  March  31, 2000, which the operating limited
    partnerships  have  not  included  in their capital
    accounts  as  of December 31, 1999 due to different
    year ends (see note A).                                          -
-                 -

    The partnership has recorded low income housing tax
    credit  adjusters not recorded by operating limited
    partnerships (see note A).                                    14,643
-              25,574


    Equity   in   losses    from   operating    limited
    partnerships  not  recognizable  under  the  equity
    method of accounting (see note A).                       (13,694,874)
(1,095,261)         (944,899)

    Impairment  loss in investment in operating limited
    partnerships                                                 654,684
450,835           632,315

    Other                                                        170,061
(2,212)          209,562
                                                         ----------------
----------------  ----------------
    Equity per operating limited partnerships' combined
    financial statements                                 $    (7,819,248)  $
(172,293) $      3,815,879
                                                         ================
================  ================



                              Boston Capital Tax Credit Fund Limited Partnership
                                          Series 1 through Series 6

                                  NOTES TO FINANCIAL STATEMENTS - CONTINUED


                                        March 31, 2000, 1999 and 1998


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

    Acquisition costs of operating limited partnerships
11,976,945

    Syndication costs from operating limited partnerships
(45,526)

    Cumulative distributions from operating limited partnerships
(100,260)

    Impairment loss in investment in operating limited partnerships
(4,017,052)

    Cumulative losses from operating limited partnerships
(64,476,336)

--------------
    Investment in operating limited partnerships per balance sheets
12,964,520

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

    Impairment loss in investment in operating limited partnerships
4,017,052

    Other
571,798

----------------
    Equity per operating limited partnerships' combined financial statements
$   (30,744,689)

================





                             Boston Capital Tax Credit Fund Limited Partnership
                                          Series 1 through Series 6

                                  NOTES TO FINANCIAL STATEMENTS - CONTINUED


                                        March 31, 2000, 1999 and 1998


NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)


    The  partnership's  investments  in  operating  limited partnerships at
March 31, 1999 are summarized as
    follows:
                                                             Series 1
Series 2          Series 3
                                                       -----------------  ------
----------  ---------------
    Capital  contributions  paid  to  operating limited
    partnerships, net of tax credit adjusters           $      9,037,551  $
5,565,026   $    20,710,406

    Acquisition    costs   of   operating   limited
    partnerships                                               1,569,525
1,005,656         3,486,122

    Syndication   costs   from   operating   limited
    partnerships                                                     -
-                 -

    Cumulative  distributions  from  operating  limited
    partnerships                                                  (5,538)
(5,446)          (46,951)

    Impairment  loss in investment in operating limited
    partnerships                                                     -
(876,844)       (1,402,374)

    Cumulative    losses    from   operating   limited
    partnerships                                             (10,578,569)
(4,957,067)      (21,457,893)
                                                         ----------------
----------------  ----------------
    Investment  in  operating  limited partnerships per
    balance sheets                                                22,969
731,325         1,289,310







                              Boston Capital Tax Credit Fund Limited Partnership
                                          Series 1 through Series 6

                                  NOTES TO FINANCIAL STATEMENTS - CONTINUED


                                        March 31, 2000, 1999 and 1998


NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)


                                                             Series 1
Series 2          Series 3
                                                          ---------------
----------------  ----------------
    The partnership has  recorded capital contributions
    to  the  operating  limited partnerships during the
    year  ended  March  31,  1999,  which have not been
    included   in  the  partnerships'  capital  account
    included  in  the  operating  limited partnerships'
    financial  statements  as of December 31, 1998 (see
    note A).                                                         -
(311,339)         (133,349)


    The  partnership  has recorded acquisition costs at
    March  31,  1999, which have not been accounted for
    in    the  net  assets  of  the  operating  limited
    partnerships (see note A).                                  (578,746)
(46,332)          116,865

    The partnership has recorded a share of losses from
    operating limited partnerships for the three months
    ended  March  31, 1999, which the operating limited
    partnerships  have  not  included  in their capital
    accounts  as  of December 31, 1998 due to different
    year ends (see note A).                                      667,397
-             798,636

    The partnership has recorded low income housing tax
    credit  adjusters not recorded by operating limited
    partnerships (see note A).                                    31,815
63,725            47,191

    Equity    in    losses   from   operating   limited
    partnerships  not  recognizable  under  the  equity
    method of accounting (see note A).                       (21,585,032)
(1,775,191)      (11,499,087)

    Impairment  loss in investment in operating limited
    partnerships                                                     -
876,844         1,402,374

    Other                                                         69,393
(153,148)          306,402
                                                          ---------------
----------------  ----------------
    Equity per operating limited partnerships' combined
    financial statements                                  $  (21,372,204)  $
(614,116)  $    (7,671,658)
                                                          ===============
================  ================



                             Boston Capital Tax Credit Fund Limited Partnership
                                          Series 1 through Series 6

                                  NOTES TO FINANCIAL STATEMENTS - CONTINUED


                                        March 31, 2000, 1999 and 1998


NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)


    The  partnership's  investments  in  operating  limited partnerships at
March 31, 1999 are summarized as
    follows:
                                                             Series 4
Series 5          Series 6
                                                          ---------------
----------------  ----------------
    Capital  contributions  paid  to  operating limited
    partnerships, net of tax credit adjusters           $     21,719,700  $
3,273,323  $      9,320,743

    Acquisition    costs   of   operating   limited
    partnerships                                               3,661,756
599,776         1,654,110

    Syndication   costs   from   operating   limited
    partnerships                                                     -
(45,526)              -

    Cumulative  distributions  from  operating  limited
    partnerships                                                 (12,414)
-             (29,911)

    Impairment  loss in investment in operating limited
    partnerships                                                (654,684)
(450,835)         (632,315)

    Cumulative    losses    from   operating   limited
    partnerships                                             (18,065,829)
(2,778,595)       (6,638,383)
                                                         ----------------
----------------  ----------------
    Investment  in  operating  limited partnerships per
    balance sheets                                             6,648,529
598,143         3,674,244








                              Boston Capital Tax Credit Fund Limited Partnership
                                          Series 1 through Series 6

                                  NOTES TO FINANCIAL STATEMENTS - CONTINUED


                                        March 31, 2000, 1999 and 1998


NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)


                                                             Series 4
Series 5          Series 6
                                                          ---------------
----------------  ----------------
    The partnership has  recorded capital contributions
    to  the  operating  limited partnerships during the
    year  ended  March  31,  1999,  which have not been
    included   in  the  partnerships'  capital  account
    included  in  the  operating  limited partnerships'
    financial  statements  as of December 31, 1998 (see
    note A).                                                      (4,475)
(34,585)              -

    The  partnership  has recorded acquisition costs at
    March  31,  1999, which have not been accounted for
    in    the  net  assets  of  the  operating  limited
    partnerships (see note A).                                  (647,983)
8,269           318,328

    The partnership has recorded a share of losses from
    operating limited partnerships for the three months
    ended  March  31, 1999, which the operating limited
    partnerships  have  not  included  in their capital
    accounts  as  of December 31, 1998 due to different
    year ends (see note A).                                          -
-                 -

    The partnership has recorded low income housing tax
    credit  adjusters not recorded by operating limited
    partnerships (see note A).                                     9,747
-              25,574

    Equity   in   losses    from    operating   limited
    partnerships  not  recognizable  under  the  equity
    method of accounting (see note A).                       (12,420,643)
(821,784)         (527,060)
    Impairment  loss in investment in operating limited
    partnerships                                                 654,684
450,835           632,315

    Other                                                        141,794
(2,207)          209,564
                                                         ----------------
----------------  ----------------
    Equity per operating limited partnerships' combined
    financial statements                                 $    (5,618,347) $
198,671  $      4,332,965
                                                         ================
================  ================



                             Boston Capital Tax Credit Fund Limited Partnership
                                          Series 1 through Series 6

                                  NOTES TO FINANCIAL STATEMENTS - CONTINUED


                                        March 31, 2000, 1999 and 1998


NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)


    The combined summarized balance sheets of the operating limited partnerships at December 31, 1999 are as follows:

                                       COMBINED SUMMARIZED BALANCE SHEETS


                                              Total            Series 1
Series 2         Series 3
                                         ----------------  ----------------
----------------  ---------------
                 ASSETS

    Buildings and improvements, net
         of accumulated depreciation    $    183,877,894  $     17,383,580 $
19,988,811   $   46,817,054

    Land                                      14,208,150         1,586,098
1,123,628        3,788,603

    Other assets                              17,105,400         3,466,571
1,279,853        4,337,991
                                         ----------------  ----------------
----------------  ---------------
                                        $    215,191,444  $     22,436,249 $
22,392,292   $   54,943,648
                                         ================  ================
================  ===============
              LIABILITIES AND
             PARTNERS' CAPITAL


    Mortgages and construction
         loans payable                  $    218,997,833  $     44,732,966 $
19,082,646   $   54,891,236
    Accounts payable and accrued
         expenses                             37,725,502        11,815,977
2,134,488        6,782,150
    Other liabilities                         21,851,163         2,130,252
3,208,121        4,719,495
                                         ----------------  ----------------
----------------  ---------------
                                             278,574,498        58,679,195
24,425,255       66,392,881
                                         ----------------  ----------------
----------------  ---------------
    PARTNERS' CAPITAL
    Boston Capital Tax Credit
         Fund Limited Partnership            (40,538,330)      (25,305,548)
(1,405,981)      (9,651,139)
    Other partners                           (22,844,724)      (10,937,398)
(626,982)      (1,798,094)
                                         ----------------  ----------------
----------------  ---------------
                                             (63,383,054)      (36,242,946)
(2,032,963)     (11,449,233)
                                         ----------------  ----------------
----------------  ---------------
                                        $    215,191,444  $     22,436,249 $
22,392,292   $   54,943,648
                                         ================  ================
================  ===============




                           Boston Capital Tax Credit Fund Limited Partnership
                                       Series 1 through Series 6

                               NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                     March 31, 2000, 1999 and 1998


NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)


    The combined summarized balance sheets of the operating limited partnerships at December 31, 1999 are as follows:

                                       COMBINED SUMMARIZED BALANCE SHEETS -
CONTINUED


                                                        Series 4          Series
5          Series 6
                                                    ----------------
----------------  ----------------
                       ASSETS

    Buildings and improvements, net of
         accumulated depreciation                  $     50,413,319  $
15,767,075  $     33,508,055

    Land                                                  4,061,697
880,396         2,767,728

    Other assets                                          3,899,520
451,851         3,669,614
                                                    ----------------
----------------  ----------------
                                                   $     58,374,536  $
17,099,322  $     39,945,397
                                                    ================
================  ================
         LIABILITIES AND PARTNERS' CAPITAL

    Mortgages and construction loans payable       $     54,492,442  $
14,201,111  $     31,597,432

    Accounts payable and accrued expenses                12,088,892
2,217,998         2,685,997
    Other liabilities                                     6,353,082
2,367,056         3,073,157
                                                    ----------------
----------------  ----------------
                                                         72,934,416
18,786,165        37,356,586
                                                    ----------------
----------------  ----------------
    PARTNERS' CAPITAL
    Boston Capital Tax Credit Fund Limited
         Partnership                                     (7,819,248)
(172,293)        3,815,879
    Other partners                                       (6,740,632)
(1,514,550)       (1,227,068)
                                                    ----------------
----------------  ----------------
                                                        (14,559,880)
(1,686,843)        2,588,811
                                                    ----------------
----------------  ----------------
                                                   $     58,374,536  $
17,099,322  $     39,945,397
                                                    ================
================  ================



                             Boston Capital Tax Credit Fund Limited Partnership
                                          Series 1 through Series 6

                                  NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                        March 31, 2000, 1999 and 1998

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

    The combined summarized balance sheets of the operating limited partnerships at December 31, 1998 are as follows:

                                       COMBINED SUMMARIZED BALANCE SHEETS

                                              Total            Series 1
Series 2         Series 3
                                         ----------------  ----------------
----------------  ---------------
                 ASSETS

    Buildings and improvements, net
         of accumulated depreciation    $    194,949,386  $     21,098,092 $
20,521,506   $   49,132,905

    Land                                      14,208,150         1,586,098
1,123,628        3,788,603

    Other assets                              16,515,778         3,172,213
1,300,765        3,887,260
                                         ----------------  ----------------
----------------  ---------------
                                        $    225,673,314  $     25,856,403 $
22,945,899   $   56,808,768
                                         ================  ================
================  ===============
              LIABILITIES AND
             PARTNERS' CAPITAL

    Mortgages and construction
         loans payable                  $    219,637,005  $     44,898,225 $
18,744,558   $   55,084,402
    Accounts payable and accrued
         expenses                             32,774,050        10,704,448
1,694,183        5,957,055
    Other liabilities                         21,633,190         2,087,318
2,920,834        4,535,027
                                         ----------------  ----------------
----------------  ---------------
                                             274,044,245        57,689,991
23,359,575       65,576,484
                                         ----------------  ----------------
----------------  ---------------
    PARTNERS' CAPITAL
    Boston Capital Tax Credit
         Fund Limited Partnership            (30,744,689)      (21,372,204)
(614,116)      (7,671,658)
    Other partners                           (17,626,242)      (10,461,384)
200,440       (1,096,058)
                                         ----------------  ----------------
----------------  ---------------
                                             (48,370,931)      (31,833,588)
(413,676)      (8,767,716)
                                         ----------------  ----------------
----------------  ---------------
                                        $    225,673,314  $     25,856,403 $
22,945,899   $   56,808,768
                                         ================  ================
================  ===============



                           Boston Capital Tax Credit Fund Limited Partnership
                                       Series 1 through Series 6

                               NOTES TO FINANCIAL STATEMENTS - CONTINUED


                                     March 31, 2000, 1999 and 1998


NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)


    The combined summarized balance sheets of the operating limited partnerships at December 31, 1998 are as follows:

                                       COMBINED SUMMARIZED BALANCE SHEETS -
CONTINUED


                                                        Series 4          Series
5          Series 6
                                                    ----------------
----------------  ----------------
                       ASSETS

    Buildings and improvements, net of
         accumulated depreciation                  $     52,822,981  $
16,207,375  $     35,166,527

    Land                                                  4,061,697
880,396         2,767,728

    Other assets                                          4,088,211
425,409         3,641,920
                                                    ----------------
----------------  ----------------
                                                   $     60,972,889  $
17,513,180  $     41,576,175
                                                    ================
================  ================
         LIABILITIES AND PARTNERS' CAPITAL


    Mortgages and construction loans payable       $     54,677,453  $
13,923,268  $     32,309,099
    Accounts payable and accrued expenses                10,212,715
1,665,594         2,540,055
    Other liabilities                                     6,978,264
2,181,273         2,930,474
                                                    ----------------
----------------  ----------------
                                                         71,868,432
17,770,135        37,779,628
                                                    ----------------
----------------  ----------------
    PARTNERS' CAPITAL
    Boston Capital Tax Credit Fund Limited
         Partnership                                     (5,618,347)
198,671         4,332,965
    Other partners                                       (5,277,196)
(455,626)         (536,418)
                                                    ----------------
----------------  ----------------
                                                        (10,895,543)
(256,955)        3,796,547
                                                    ----------------
----------------  ----------------
                                                   $     60,972,889  $
17,513,180  $     41,576,175
                                                    ================
================  ================



                             Boston Capital Tax Credit Fund Limited Partnership
                                          Series 1 through Series 6

                                  NOTES TO FINANCIAL STATEMENTS - CONTINUED


                                        March 31, 2000, 1999 and 1998


NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)


    The combined summarized statements of operations of the operating limited partnerships at December 31,
    1999 are as follows:

                                  COMBINED SUMMARIZED STATEMENTS OF OPERATIONS


                                              Total            Series 1
Series 2         Series 3
                                         ----------------  ----------------
----------------   --------------
    Revenue
    Rental
                                        $     33,142,955  $      5,525,500 $
1,830,157   $    8,111,737
    Interest and other
                                               2,693,424           218,484
405,251        1,093,778
                                         ----------------  ----------------
----------------   --------------

                                              35,836,379         5,743,984
2,235,408        9,205,515
    Expenses                             ----------------  ----------------
----------------   --------------

    Interest                                  14,203,595         1,488,722
1,642,224        3,410,197

    Depreciation and amortization              9,884,058         1,271,463
573,077        2,798,615

    Taxes and insurance                        3,815,051           750,280
186,841          826,622


    Repairs and maintenance                    6,644,604         1,276,601
581,960        1,426,796

    Operating expenses                        11,912,564         2,445,291
750,084        2,922,873

    Other expenses                             1,665,421           256,841
120,509          497,401
    Impairment loss                            2,664,144         2,664,144
-                -
                                         ----------------  ----------------
----------------   --------------
                                              50,789,437        10,153,342
3,854,695       11,882,504
                                         ----------------  ----------------
----------------   --------------
    NET LOSS                              $  (14,953,058)  $    (4,409,358) $
(1,619,287)   $  (2,676,989)
                                         ================  ================
================   ==============
    Net loss allocated to Boston
         Capital Tax Credit Fund
         Limited Partnership*            $   (10,178,945)  $    (3,936,028) $
(791,865)   $  (2,327,228)
                                         ================  ================
================   ==============
    Net   loss  allocated  to  other
    partners                             $    (4,774,113)  $      (473,330) $
(827,422)   $    (349,761)
                                         ================  ================
================   ==============

   *Amounts include $3,911,661, $556,312, $1,621,715, $1,274,231, $273,477 and
$417,839 for Series 1, Series
    2, Series 3, Series 4, Series 5 and Series 6, respectively, of loss not recognized under the equity method of accounting as described in note A.



                              Boston Capital Tax Credit Fund Limited Partnership
                                          Series 1 through Series 6

                                  NOTES TO FINANCIAL STATEMENTS - CONTINUED


                                        March 31, 2000, 1999 and 1998


NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)


    The combined summarized statements of operations of the operating limited partnerships at December 31, 1999 are as follows:

                             COMBINED SUMMARIZED STATEMENTS OF OPERATIONS -
CONTINUED


                                                              Series 4
Series 5         Series 6
                                                          ----------------
---------------- ----------------
    Revenue
    Rental                                               $      9,333,223   $
1,380,711  $     6,961,627
    Interest and other                                            313,477
254,815          407,619
                                                          ----------------
---------------- ----------------
                                                                9,646,700
1,635,526        7,369,246
    Expenses                                              ----------------
---------------- ----------------
    Interest                                                    3,768,339
1,387,700        2,506,413
    Depreciation and amortization                               2,947,249
448,960        1,844,694
    Taxes and insurance                                         1,144,962
107,287          799,059
    Repairs and maintenance                                     1,755,932
463,878        1,139,437
    Operating expenses                                          3,241,347
571,373        1,981,596
    Other expenses                                                469,558
86,216          234,896
    Impairment loss                                                   -
-                -
                                                          ----------------
---------------- ----------------
                                                               13,327,387
3,065,414        8,506,095
                                                          ----------------
---------------- ----------------
    NET LOSS                                              $    (3,680,687)  $
(1,429,888) $    (1,136,849)
                                                          ================
================ ================
    Net loss allocated to Boston
         Capital Tax Credit Fund
         Limited Partnership*                             $    (2,238,539)  $
(370,959) $      (514,326)
                                                          ================
================ ================
    Net loss allocated to other partners                  $    (1,442,148)  $
(1,058,929) $      (622,523)
                                                          ================
================ ================

    *Amounts  include  $3,911,661,  $556,312,  $1,621,715, $1,274,231, $273,477
and $417,839 for Series 1, Series 2,
     Series 3, Series 4, Series 5 and Series 6, respectively, of loss not recognized under the equity method of accounting as described in note A.


                             Boston Capital Tax Credit Fund Limited Partnership
                                          Series 1 through Series 6

                                  NOTES TO FINANCIAL STATEMENTS - CONTINUED


                                        March 31, 2000, 1999 and 1998


NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)


    The combined summarized statements of operations of the operating limited partnerships at December 31,
    1998 are as follows:

                                  COMBINED SUMMARIZED STATEMENTS OF OPERATIONS


                                              Total            Series 1
Series 2         Series 3
                                         ----------------  ----------------
----------------   --------------
    Revenue
    Rental                              $     32,611,065  $      5,476,338 $
1,813,038   $    7,793,254
    Interest and other                         1,955,128           204,070
379,897          437,542
                                         ----------------  ----------------
----------------   --------------
                                              34,566,193         5,680,408
2,192,935        8,230,796
    Expenses
    Interest                                  13,745,034         1,460,249
1,319,051        3,484,379
    Depreciation and amortization             11,048,613         2,033,421
585,658        2,778,169
    Taxes and insurance                        3,941,585           793,154
186,362          903,295
    Repairs and maintenance                    6,396,684         1,214,687
468,981        1,530,945
    Operating expenses                        11,414,287         2,441,030
708,748        2,728,318
    Other expenses                             1,430,679           260,448
168,415          217,327
    Impairment loss                           32,826,270        16,100,127
-          4,330,000
                                         ----------------  ----------------
----------------   --------------
                                              80,803,152        24,303,116
3,437,215       15,972,433
                                         ----------------  ----------------
----------------   --------------
    NET LOSS                             $   (46,236,959)  $   (18,622,708) $
(1,244,280)   $  (7,741,637)
                                         ================  ================
================   ==============
    Net loss allocated to Boston
         Capital Tax Credit Fund
         Limited Partnership*            $   (28,696,904)  $   (12,160,235) $
(635,601)   $  (6,114,066)
                                         ================  ================
================   ==============
    Net   loss  allocated  to  other
    partners                             $   (17,540,055)  $    (6,462,473) $
(608,679)   $  (1,627,571)
                                         ================  ================
================   ==============

   *Amounts  include  $12,144,194,  $354,621,  $3,947,489,  $7,482,391,
$199,040 and $312,750 for Series 1,
    Series 2, Series 3, Series 4, Series 5 and Series 6, respectively, of loss not recognized under the equity method of accounting as described in note A.

                              Boston Capital Tax Credit Fund Limited Partnership
                                          Series 1 through Series 6

                                  NOTES TO FINANCIAL STATEMENTS - CONTINUED


                                        March 31, 2000, 1999 and 1998


NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)


    The combined summarized statements of operations of the operating limited partnerships at December 31, 1998 are as  follows:

                             COMBINED SUMMARIZED STATEMENTS OF OPERATIONS -
CONTINUED


                                                             Series 4
Series 5         Series 6
                                                          ----------------
---------------- ----------------
    Revenue
    Rental                                               $      9,165,944  $
1,393,031 $      6,969,460
    Interest and other                                            342,479
251,970          339,170
                                                          ----------------
---------------- ----------------
                                                                9,508,423
1,645,001        7,308,630
    Expenses                                              ----------------
---------------- ----------------
    Interest                                                    3,786,804
1,131,728        2,562,823
    Depreciation and amortization                               3,360,783
456,647        1,833,935
    Taxes and insurance                                         1,173,513
107,767          777,494
    Repairs and maintenance                                     1,607,399
420,319        1,154,353
    Operating expenses                                          3,158,052
547,024        1,831,115
    Other expenses                                                462,877
111,824          209,788
    Impairment loss                                            12,396,143
-                -
                                                          ----------------
---------------- ----------------
                                                               25,945,571
2,775,309        8,369,508
                                                          ----------------
---------------- ----------------
    NET LOSS                                              $   (16,437,148)  $
(1,130,308) $    (1,060,878)
                                                          ================
================ ================
    Net loss allocated to Boston
         Capital Tax Credit Fund
         Limited Partnership*                             $    (8,931,681)  $
(323,215) $      (532,106)
                                                          ================
================ ================
    Net loss allocated to other partners                  $    (7,505,467)  $
(807,093) $      (528,772)
                                                          ================
================ ================

    *Amounts  include  $12,144,194,  $354,621, $3,947,489, $7,482,391, $199,040
and $312,750 for Series 1, Series 2,
     Series 3, Series 4, Series 5 and Series 6, respectively, of loss not recognized under the equity method of accounting as described in note A.


                             Boston Capital Tax Credit Fund Limited Partnership
                                          Series 1 through Series 6

                                  NOTES TO FINANCIAL STATEMENTS - CONTINUED


                                        March 31, 2000, 1999 and 1998


NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)


    The combined summarized statements of operations of the operating limited partnerships at December 31,
    1997 are as follows:

                                  COMBINED SUMMARIZED STATEMENTS OF OPERATIONS


                                              Total            Series 1
Series 2         Series 3
                                         ----------------  ----------------
----------------   --------------
    Revenue
    Rental                              $     32,090,480  $      5,326,223 $
1,762,463    $   7,613,646

    Interest and other                         1,394,722           165,121
149,460          326,048
                                         ----------------  ----------------
----------------   --------------
                                              33,485,202         5,491,344
1,911,923        7,939,694
    Expenses                             ----------------  ----------------
----------------   --------------
    Interest                                  13,010,664         1,416,716
986,462        3,289,198
    Depreciation and amortization             11,437,836         2,042,138
594,542        2,877,600
    Taxes and insurance                        4,130,868           881,234
213,975          947,948
    Repairs and maintenance                    6,015,894         1,246,489
466,003        1,450,704
    Operating expenses                        11,142,349         2,475,091
684,771        2,490,852
    Other expenses                             1,393,217           166,666
138,048          294,194
    Impairment loss                            4,392,825               -
-          4,392,825
                                         ----------------  ----------------
----------------   --------------
                                              51,523,653         8,228,334
3,083,801       15,743,321
                                         ----------------  ----------------
----------------   --------------
    NET LOSS                              $  (18,038,451)  $    (2,736,990) $
(1,171,878)    $ (7,803,627)
                                         ================  ================
================    =============
    Net loss allocated to Boston
         Capital Tax Credit Fund
         Limited Partnership*             $  (12,552,405)  $    (2,076,295) $
(614,408)    $ (6,638,393)
                                         ================  ================
================    =============
    Net   loss  allocated  to  other
    partners                              $   (5,486,046)  $      (660,695) $
(557,470)   $  (1,165,234)
                                         ================  ================
================    =============

   *Amounts  include $1,997,556, $351,123, $4,018,638, $1,267,427, $195,420 and
$45,694 for Series 1, Series
    2, Series 3, Series 4, Series 5 and Series 6, respectively, of loss not recognized under the equity method of accounting as described in note A.


                              Boston Capital Tax Credit Fund Limited Partnership
                                          Series 1 through Series 6

                                  NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                        March 31, 2000, 1999 and 1998


NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

    The combined summarized statements of operations of the operating limited partnerships at December 31, 1997 are as follows:

                             COMBINED SUMMARIZED STATEMENTS OF OPERATIONS -
CONTINUED

                                                              Series 4
Series 5         Series 6
                                                          ----------------
---------------- ----------------
    Revenue
    Rental                                               $      9,217,674  $
1,333,607 $      6,836,867
    Interest and other                                            300,810
74,014          379,269
                                                          ----------------
---------------- ----------------
                                                                9,518,484
1,407,621        7,216,136
    Expenses                                              ----------------
---------------- ----------------
    Interest                                                    3,825,987
908,733        2,583,568
    Depreciation and amortization                               3,497,204
457,497        1,968,855
    Taxes and insurance                                         1,144,373
136,130          807,208
    Repairs and maintenance                                     1,467,787
379,476        1,005,435
    Operating expenses                                          3,064,329
575,111        1,852,195
    Other expenses                                                545,511
48,364          200,434
    Impairment loss                                                   -
-                -
                                                          ----------------
---------------- ----------------
                                                               13,545,191
2,505,311        8,417,695
                                                          ----------------
---------------- ----------------
    NET LOSS                                              $    (4,026,707)   $
(1,097,690) $    (1,201,559)
                                                          ================
================ ================
    Net loss allocated to Boston
         Capital Tax Credit Fund
         Limited Partnership*                             $    (2,316,339)   $
(330,438) $      (576,532)
                                                          ================
================ ================
    Net loss allocated to other partners                  $    (1,710,368)   $
(767,252) $      (625,027)
                                                          ================
================ ================

    *Amounts  include  $1,997,556,  $351,123,  $4,018,638,  $1,267,427, $195,420
and $45,694 for Series 1, Series 2,
     Series 3, Series 4, Series 5 and Series 6, respectively, of loss not recognized under the equity method of accounting as described in note A.


                             Boston Capital Tax Credit Fund Limited Partnership
                                          Series 1 through Series 6

                                  NOTES TO FINANCIAL STATEMENTS - CONTINUED


                                        March 31, 2000, 1999 and 1998


NOTE D - RECONCILIATION OF FINANCIAL STATEMENT NET LOSS TO INCOME
          TAX RETURN


    The partnership's net loss for financial reporting and income tax return purposes for the year ended
    March 31, 2000 is reconciled as follows:

                                              Total            Series 1
Series 2        Series 3
                                         ----------------  ----------------
----------------  --------------
    Net loss for financial reporting
         purposes                        $    (2,852,541)  $      (217,292)  $
(111,370)  $  (1,000,227)


    Add:  Related party expenses                     -                 -
-               -

              Other                              578,502            33,055
89,927             -
               Excess of book
                 depreciation over
                 tax depreciation on
                 operating limited
                 partnerships                        -                 -
-               -


    Less: Excess of tax depreciation
                over book depreciation
                on operating limited
                partnership assets            (1,404,996)         (574,281)
(185,317)       (154,491)
              Operating limited
                partnership loss not
                allowed for financial
                reporting under equity
                method of accounting          (8,006,431)       (3,911,661)
(556,312)     (1,608,911)
              Other                              (60,791)              -
-           (60,791)

              Related party expenses                 -                 -
-               -

    Impairment loss not recognized
         for tax purposes                      2,664,144         2,664,144
-               -

    Impairment loss in investment in
        operating limited partnerships               -                 -
-               -

    Difference due to fiscal year for
         book purposes and calendar
         year for tax purposes                  (369,550)             (428)
(210,211)         (3,583)

    Partnership management fees
         not deductible for tax
         purposes until paid                     954,708           180,864
69,240         269,988
                                         ----------------  ----------------
----------------  --------------
    Loss for income tax return
         purposes, year ended
         December 31, 1999               $    (8,496,955)  $    (1,825,599)  $
(904,043)  $  (2,558,015)
                                         ================  ================
================  ==============


                              Boston Capital Tax Credit Fund Limited Partnership
                                          Series 1 through Series 6

                                  NOTES TO FINANCIAL STATEMENTS - CONTINUED


                                        March 31, 2000, 1999 and 1998


NOTE D - RECONCILIATION OF FINANCIAL STATEMENT NET LOSS TO INCOME
         TAX RETURN (Continued)


    The partnership's net loss for financial reporting and income tax return purposes for the year ended March 31,
    2000 is reconciled as follows:

                                                              Series 4
Series 5         Series 6
                                                          ----------------
---------------- ----------------

    Net loss for financial reporting purposes             $    (1,242,582)  $
(33,477) $      (247,593)

    Add:  Related party expenses                                      -
-                -

              Other                                               236,821
9,207          209,492
              Excess of book depreciation over tax
                   depreciation on operating limited
                   partnerships                                       -
-                -


    Less: Excess of tax depreciation over book
                   depreciation on operating limited
                   partnership assets                            (350,332)
(43,539)         (97,036)
              Operating limited partnership loss not
                   allowed for financial reporting
                    under equity method of accounting          (1,274,231)
(237,477)        (417,839)

              Other                                                   -
-                -

              Related party expenses                                  -
-                -

    Impairment loss not recognized for tax purposes                   -
-                -
    Impairment loss in investment in operating limited
         partnerships                                                 -
-                -

    Difference due to fiscal year for book purposes
         and calendar year for tax purposes                        (5,348)
(151,437)           1,457

    Partnership management fees not deductible for
         tax purposes until paid                                  250,884
39,456          144,276
                                                          ----------------
---------------- ----------------
    Loss for income tax return purposes, year
         ended December 31, 1999                          $    (2,384,788)  $
(417,267) $      (407,243)
                                                          ================
================ ================


                             Boston Capital Tax Credit Fund Limited Partnership
                                          Series 1 through Series 6

                                  NOTES TO FINANCIAL STATEMENTS - CONTINUED


                                        March 31, 2000, 1999 and 1998


NOTE D - RECONCILIATION OF FINANCIAL STATEMENT NET LOSS TO INCOME
         TAX RETURN (Continued)


    The partnership's net loss for financial reporting and income tax return purposes for the year ended
    March 31, 1999 is reconciled as follows:

                                              Total            Series 1
Series 2         Series 3
                                         ----------------  ----------------
----------------   -------------
    Net loss for financial reporting
         purposes                        $    (9,340,588)  $      (215,885) $
(1,244,534)   $  (3,864,696)

    Add:  Related party expenses                  61,977               444
18,442            5,243

              Other                              430,478               -
25,174          222,141
              Excess of book
                 depreciation over tax
                 depreciation on
                 operating limited
                 partnerships                     65,077            40,031
-             10,663


    Less: Excess of tax depreciation
                over book depreciation
                on operating limited
                partnership assets              (289,982)              -
(139,232)             -
              Operating limited
                partnership loss not
                allowed for financial
                reporting under equity
                 method of accounting        (24,440,485)      (12,144,194)
(354,621)      (3,947,489)

              Other                              (56,251)          (42,698)
(13,553)             -

              Related party expenses             (89,665)              -
(36,004)             -

    Impairment loss not recognized
         for tax purposes                     20,285,825        10,352,825
-          3,539,775

    Impairment loss in investment in
        operating limited partnerships         4,017,052               -
876,844        1,402,374

    Difference due to fiscal year for
         book purposes and calendar
         year for tax purposes                    14,180               495
325           12,778

    Partnership management fees
         not deductible for tax
         purposes until paid                     954,708           180,864
69,240          269,988
                                         ----------------  ----------------
----------------   -------------
    Loss for income tax return
         purposes, year ended
         December 31, 1998               $    (8,387,674)  $    (1,828,118) $
(797,919)   $  (2,349,223)
                                         ================  ================
================   ==============



                              Boston Capital Tax Credit Fund Limited Partnership
                                          Series 1 through Series 6

                                  NOTES TO FINANCIAL STATEMENTS - CONTINUED


                                        March 31, 2000, 1999 and 1998


NOTE D - RECONCILIATION OF FINANCIAL STATEMENT NET LOSS TO INCOME
         TAX RETURN (Continued)


    The partnership's net loss for financial reporting and income tax return purposes for the year ended March 31,
    1999 is reconciled as follows:

                                                              Series 4
Series 5         Series 6
                                                          ----------------
---------------- ----------------
    Net loss for financial reporting purposes             $    (2,387,137)  $
(626,591) $    (1,001,745)

    Add:  Related party expenses                                   18,071
16,783            2,994

              Other                                               183,163
-                -
              Excess of book depreciation over tax
                   depreciation on operating limited
                   partnerships                                    14,383
-                -

    Less: Excess of tax depreciation over book
                   depreciation on operating limited
                   partnership assets                                 -
(43,246)        (107,504)
              Operating limited partnership loss not
                  allowed for financial reporting under
                   equity method of accounting                 (7,482,391)
(199,040)        (312,750)


              Other                                                   -
-                -

              Related party expenses                               (2,304)
(6,384)         (44,973)


    Impairment loss not recognized for tax purposes             6,393,225
-                -

    Impairment loss in investment in operating limited
         partnerships                                             654,684
450,835          632,315

    Difference due to fiscal year for book purposes
         and calendar year for tax purposes                         2,245
(271)          (1,392)

    Partnership management fees not deductible for
         tax purposes until paid                                  250,884
39,456          144,276
                                                          ----------------
---------------- ----------------
    Loss for income tax return purposes, year
         ended December 31, 1998                          $    (2,355,177)  $
(368,458) $      (688,779)
                                                          ================
================ ================

                              Boston Capital Tax Credit Fund Limited Partnership
                                          Series 1 through Series 6

                                  NOTES TO FINANCIAL STATEMENTS - CONTINUED


                                        March 31, 2000, 1999 and 1998


NOTE D - RECONCILIATION OF FINANCIAL STATEMENT NET LOSS TO INCOME
         TAX RETURN (Continued)


    The partnership's net loss for financial reporting and income tax return purposes for the year ended
    March 31, 1998 is reconciled as follows:

                                              Total            Series 1
Series 2         Series 3
                                         ----------------  ----------------
----------------   --------------
    Net loss for financial reporting
         purposes                        $    (5,755,977)  $      (279,391)  $
(351,747)   $  (2,905,717)


    Add:  Related party expenses                  23,843               -
19,489              -

              Other                            4,127,660               -
-          4,127,660
              Excess of book
                   depreciation over
                   tax depreciation on
                   operating
                   limited partnerships           10,364               -
-             10,364

    Less: Excess of tax depreciation
                   over book
                   depreciation
                   on operating limited
                   partnership assets           (386,731)          (20,634)
(173,233)             -
              Operating limited
                   partnership loss not
                   allowed for
                   financial
                   reporting under
                   equity
                   method of accounting       (7,875,858)       (1,997,556)
(351,123)      (4,018,638)

              Other                             (409,610)           (3,655)
(276,855)             -

              Related party expenses                 -                 -
-                -

    Difference due to fiscal year for
         book purposes and calendar
         year for tax purposes                    13,971             8,043
92             (840)

    Partnership management fees
         not deductible for tax
         purposes until paid                     954,708           180,864
69,240          269,988
                                         ----------------  ----------------
----------------   --------------
    Loss for income tax return
         purposes, year ended
         December 31, 1997               $    (9,297,630)  $    (2,112,329)  $
(1,064,137)   $  (2,517,183)
                                         ================  ================
================   ==============

                              Boston Capital Tax Credit Fund Limited Partnership
                                          Series 1 through Series 6

                                  NOTES TO FINANCIAL STATEMENTS - CONTINUED


                                        March 31, 2000, 1999 and 1998


NOTE D - RECONCILIATION OF FINANCIAL STATEMENT NET LOSS TO INCOME
         TAX RETURN (Continued)


    The partnership's net loss for financial reporting and income tax return purposes for the year ended March 31, 1998 is reconciled as follows:

                                                              Series 4
Series 5         Series 6
                                                          ----------------
---------------- ----------------
    Net loss for financial reporting purposes             $    (1,336,886)  $
(189,612) $      (692,624)

    Add:  Related party expenses                                      -
4,354              -
              Other                                                   -
-                -
              Excess of book depreciation over tax
                   depreciation on operating limited
                   partnerships                                       -
-                -

    Less: Excess of tax depreciation over book
                   depreciation on operating limited
                   partnership assets                             (40,771)
(43,546)        (108,547)
              Operating limited partnership loss not
                   allowed for financial reporting under
                   equity method of accounting                 (1,267,427)
(195,420)         (45,694)
              Other                                               (12,641)
(79,705)         (36,754)
              Related party expenses                                  -
-                -

    Difference due to fiscal year for book purposes
         and calendar year for tax purposes                         6,566
226             (116)

    Partnership management fees not deductible for
         tax purposes until paid                                  250,884
39,456          144,276
                                                          ----------------
---------------- ----------------
    Loss for income tax return purposes, year
         ended December 31, 1997                          $    (2,400,275)  $
(464,247) $      (739,459)
                                                          ================
================ ================

                             Boston Capital Tax Credit Fund Limited Partnership
                                          Series 1 through Series 6

                                  NOTES TO FINANCIAL STATEMENTS - CONTINUED


                                        March 31, 2000, 1999 and 1998


NOTE D - RECONCILIATION OF FINANCIAL STATEMENT NET LOSS TO INCOME
         TAX RETURN (Continued)


    The difference between the investments in operating limited partnerships for tax purposes and financial statements purposes are primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 2000, the differences are as follows:

                                              Total            Series 1
Series 2         Series 3
                                         ----------------  ----------------
----------------  ---------------
    Investment in operating limited
         partnerships - tax return
         December 31, 1999               $   (16,122,067)  $   (11,915,208) $
(480,821)   $  (4,340,812)

    Add back losses not recognized
         under the equity method              56,332,250        25,494,010
2,331,503       12,771,703

    Historic tax credits                       5,438,567               -
-          1,754,704

    Less share of loss - three months
         ended March 31, 2000                 (1,466,033)         (667,397)
-          (798,636)

    Impairment loss not recognized
         for tax purposes                    (22,949,969)      (13,016,969)
-        (3,539,775)


    Impairment loss in investment in
         operating   limited
         partnerships                         (4,017,052)              -
(876,844)     (1,402,374)

    Other                                     (6,378,170)          105,564
(478,866)     (3,862,137)
                                         ----------------  ----------------
----------------  ---------------
    Investment in operating limited
         partnerships - as reported      $    10,837,526  $            -   $
494,972    $     582,673
                                         ================  ================
================   ==============




                              Boston Capital Tax Credit Fund Limited Partnership
                                          Series 1 through Series 6

                                  NOTES TO FINANCIAL STATEMENTS - CONTINUED


                                        March 31, 2000, 1999 and 1998


NOTE D - RECONCILIATION OF FINANCIAL STATEMENT NET LOSS TO INCOME
         TAX RETURN (Continued)


    The difference between the investments in operating limited partnerships for tax purposes and financial statements purposes are primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 2000, the differences are as follows:

                                                              Series 4
Series 5         Series 6
                                                          ----------------
---------------- ----------------
    Investment in operating limited partnerships - tax
         return December 31, 1999                         $    (2,286,937) $
659,792 $      2,241,919

    Add back losses not recognized under the equity
         method                                                13,694,874
1,095,261          944,899

    Historic tax credits                                        3,125,698
-            558,165

    Less share of loss - three months ended
         March 31, 2000                                               -
-                -

    Impairment loss not recognized for tax purposes            (6,393,225)
-                -

    Impairment loss in investment in operating limited
         partnerships                                            (654,684)
(450,835)        (632,315)

    Other                                                      (1,801,505)
(803,557)         462,331
                                                          ----------------
---------------- ----------------
    Investment in operating limited partnerships - as
         reported                                        $      5,684,221  $
500,661 $      3,574,999
                                                          ================
================ ================





                             F-63
PAGE>

                             Boston Capital Tax Credit Fund Limited Partnership
                                          Series 1 through Series 6

                                  NOTES TO FINANCIAL STATEMENTS - CONTINUED


                                        March 31, 2000, 1999 and 1998


NOTE D - RECONCILIATION OF FINANCIAL STATEMENT NET LOSS TO INCOME
         TAX RETURN (Continued)


    The difference between the investments in operating limited partnerships for tax purposes and financial statements purposes are primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 1999, the differences are as follows:

                                              Total            Series 1
Series 2         Series 3
                                         ----------------  ----------------
----------------   -------------
    Investment in operating limited
         partnerships - tax return
         December 31, 1998               $    (7,728,998)  $   (10,103,496)$
407,232    $  (1,810,024)

    Add back losses not recognized
         under the equity method              48,628,797        21,585,032
1,775,191       11,499,087

    Historic tax credits                       5,438,567               -
-          1,754,704

    Less share of loss - three months
         ended March 31, 1999                 (1,466,033)         (667,397)
-           (798,636)

    Impairment loss not recognized
         for tax purposes                    (20,285,825)      (10,352,825)
-         (3,539,775)

    Impairment loss in investment in
         operating   limited.
         partnerships                         (4,017,052)              -
(876,844)      (1,402,374)

    Other                                     (7,604,936)         (438,345)
(574,254)      (4,413,672)
                                         ----------------  ----------------
----------------   -------------
    Investment in operating limited
         partnerships - as reported      $    12,964,520  $         22,969 $
731,325    $   1,289,310
                                         ================  ================
================   ==============










                              F-64
PAGE>

                              Boston Capital Tax Credit Fund Limited Partnership
                                          Series 1 through Series 6

                                  NOTES TO FINANCIAL STATEMENTS - CONTINUED


                                        March 31, 2000, 1999 and 1998


NOTE D - RECONCILIATION OF FINANCIAL STATEMENT NET LOSS TO INCOME
         TAX RETURN (Continued)


     The difference between the investments in operating limited partnerships for tax purposes and financial statements purposes are primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 1999, the differences are as follows:

                                                              Series 4
Series 5         Series 6
                                                          ----------------
---------------- ----------------
    Investment in operating limited partnerships - tax
         return December 31, 1998                        $         65,113  $
1,065,627 $      2,646,550

    Add back losses not recognized under the equity
         method                                                12,420,643
821,784          527,060

    Historic tax credits                                        3,125,698
-            558,165

    Less share of loss - three months ended
         March 31, 1999                                               -
-                -

    Impairment loss not recognized for tax purposes            (6,393,225)
-                -

    Impairment loss in investment in operating limited
         partnerships                                            (654,684)
(450,835)        (632,315)

    Other                                                      (1,915,016)
(838,433)         574,784
                                                          ----------------
---------------- ----------------
    Investment in operating limited partnerships - as
         reported                                        $      6,648,529  $
598,143 $      3,674,244
                                                          ================
================ ================

               Boston Capital Tax Credit Fund Limited Partnership
                           Series 1 through Series 6

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                         March 31, 2000, 1999 and 1998




NOTE E - CASH EQUIVALENTS

   Cash equivalents of $149,448 and $160,135 as of March 31, 2000 and 1999,
   respectively, include a repurchase agreement and a money market account with interest rates ranging from 2.70% to 2.84% per annum.










                                     F-66

To the Partners
Apple Hill Limited Partnership
Winston-Salem, North Carolina

We have audited the accompanying balance sheets of Apple Hill Limited Partnership as of December 31, 1999 and 1998, and the related statements of income, partners equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In accordance with Government Auditing Standards, we have also issued a report dated January 21, 2000 on our consideration of Apple Hill Limited Partnership1s internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Apple Hill Limited Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




To the Partners of
Mecca Apartments Limited Partnership

Independent Auditor's Report

We have audited the accompanying balance sheets of Mecca Apartments Limited Partnership, as of December 31, 1999, and 1998, and the related statements of income, changes in capital and cash flows for the years then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mecca Apartments Limited Partnership, at December 31 I 999, and 1998, and the results of its operations and changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

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







To the Partners
Redondo Associates, Ltd.


I have audited the accompanying balance sheets of Redondo Associates, Ltd. (a limited partnership), RD Case No.04-013-953603409, as of December 31.1999 and 1998, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Redondo Associates, Ltd. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the U. S. Department of Agriculture, Farmers Home Administration "Audit Program", I have also issued a report dated January 24, 2000 on my consideration of Redondo Associates, Ltd.'s internal control and a report dated January 24, 2000 on its compliance with laws and regulations applicable to the financial statements.







To the Partners of
Fylex Housing Associates
(a Limited Partnership)


Independent Auditors' Report


We have audited the accompanying balance sheets of Fylex Housing Associates (a Limited Partnership) (Case No. 34-003-0020417485) as of December 31, 1999 and 1998 and the related statements of income and expense, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fylex Housing Associates at December 31, 1999 and 1998 and the results of its operations, partners' equity (deficit) and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 19, 2000 on our consideration of Fylex Housing Associates' internal control over financial reporting and our tests of its compliance with laws and regulations.





To the Partners
Lake North Apartments II, Ltd.


We have audited the accompanying balance sheets of Lake North Apartments II, Ltd. (a Florida limited partnership), FmHA Project No. 09-035-0592821600, as of December 31, 1999 and 1998, and the
related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lake North Apartments II, Ltd. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




To The Partners
Mound Plaza, LTD.
Moundville, Alabama

We have audited the accompanying balance sheet of Mound Plaza, LTD., Moundville, Alabama, as of December 31, 1999, and the related statements of income, partnership capital (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Mound Plaza, LTD. as of December 31, 1998, were audited by other auditors whose report, dated January 27, 1999, on those statements was qualified because of lack of evidence regarding year 2000 disclosures.

We conducted our audit in accordance with generally accepted auditing standards, the USDA/Rural Development Audit Program, and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mound Plaza, LTD. as of December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our reports were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 14 and 15 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.





To the Partners of
Pedcor Investments - 1988 - IV, L.P.
(An Indiana Limited Partnership)


We have audited the accompanying balance sheet of Pedcor Investments - 1988 - IV, L.P. (an Indiana Limited Partnership) as of December 31, 1999, and the related statements of profit and loss and changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly in all material respects the financial position of Pedcor Investments - 1988 - IV, L.P. as of December 31, 1999, and the results of its operations and changes in partners' equity (deficit) and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 21, 2000, on our consideration of the Partnership's internal controls and a report dated January
21, 2000, on its compliance with laws and regulations.

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






To the Partners of
Rainbow Housing Associates, Ltd.
Yuma, Arizona



We have audited the accompanying Balance Sheet of Rainbow Housing Associates, Ltd., FHA Project Number 123-94008 RFF, as of December 31, 1999, and the related statements of profit and loss, changes in project equity and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rainbow Housing Associates, Ltd., as of December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated March 8, 2000 on our consideration of Rainbow Housing Associates, Ltd.'s internal control structure and a report dated March 8, 2000, on its compliance with laws and regulations.

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








To the Partners
Sun Village Apartments, Ltd.



We have audited the accompanying balance sheets of Sun Village Apartments, Ltd. (a Florida limited partnership),FMHA Project No. 09035592798320, as of December 31, 1999 and 1998, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership1s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sun Village Apartments, Ltd. as of December 31, 1999 and 1998, and the results of its operations, the changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.






To the Partners of
Willow Street Associates
(a Limited Partnership)


Independent Auditors' Report


We have audited the accompanying balance sheets of Willow Street Associates (case No. 34-012-0020413965) as of December 31, 1999 and 1998 and the related statements of income and expense, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Willow Street Associates at December 31, 1999 and 1998 and the results of its operations, partners' equity (deficit) and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 14, 2000 on our consideration of Willow Street Associates' internal control over financial reporting and our tests of its compliance with laws and regulations.









To the Partners of
Armory Square Limited Partnership
Holyoke, Massachusetts


We have audited the accompanying balance sheets of Armory Square Limited Partnership as of December 31, 1999 and 1998, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Armory Square Limited Partnership as of December 31, 1999 and 1998, and the results of its operations, changes in partners' capital, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information included in this report (shown on pages 16 and 17) is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.








To Partners of
Cambria Commons Limited Partnership


We have audited the accompanying balance sheets of Cambria
Commons Limited Partnership as of December 31, 1999 and 1998, and the related statements of operations, partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cambria Commons Limited Partnership at December 31,1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

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








To the Partners of
Pedcor Investments 1988-VI, L.P.


We have audited the accompanying balance sheets of Pedcor
Investments 1988-VI, L.P. as of December 31, 1999 and 1998, and
the related statements of loss, partners' equity (deficit), and
cash flows for the years then ended.    These financial
statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pedcor Investments 1988-VI, L.P. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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







To the Partners of
Rosenberg Building Associates Limited Partnership
Boston, Massachusetts


We have audited the accompanying balance sheets of Rosenberg Building Associates Limited Partnership as of December 31, 1999 and 1998, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rosenberg Building Associates Limited Partnership as of December 31, 1999 and 1998, and the results of its operations, changes in partners' capital, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information included in this report (shown on pages 17 and 18) is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.






To the Partners
Shockoe Hill Associates II, L.P.
Richmond, Virginia


We have audited the accompanying balance sheet of Shockoe Hill Associates II, L.P. as of December 31, 1999, and the related statements of income, changes in partners' capital, and
cash flows for  the  year  then  ended.    These financial
statements are the responsibility of Shockoe Hill Associates II, L.P.'s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shockoe Hill Associates II, L.P. as of December 31, 1999, and the results of its operations, changes in partners' capital, and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information is presented for purposes of additional analysis and is not a requited part of the basic
financial statements of Shockoe Hill Associates II,  L.P.   Such
information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated March 23, 2000 on our consideration of Shockoe Hill Associates II, L.P.'s internal controls and reports dated March 23, 2Q00 on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable





To The Partners of
Holland West Limited Partnership

We have audited the accompanying balance sheet of HOD Project No. 047-44050/12001 of Holland West Limited Partnership (a Michigan Partnership) as of December 31. 1999, and the related statements of income, and cash flows, and changes in partner's equity. These financial statements are the responsibility of the project's
management.    Our responsibility is to express an opinion on
these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Holland West Limited Partnership as of December 31. 1999, and the results of its operations and its cash flow and its changes in partners' equity for the year then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated January 27. 2000, on our consideration of Holland West Limited Partnership's internal controls and a report dated January 27, 2000, on it's compliance with laws and regulations.








To the Partners
Sherburne Housing Redevelopment Company

We have audited the accompanying balance sheets of Sherburne Housing Redevelopment Company as of December 31, 1999 and 1998, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sherburne Housing Redevelopment Company as of December 31,1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated February 1, 2000, on our consideration of Sherburne Housing Redevelopment Company's internal control structure and its compliance with laws and regulations.


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

I
ROBERT G. CLAPHAM
ACCOUNTANCY CORPORATION

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


January 28, 1998



FIFTY-FIVE SUMMMER STREET - BOSTON, MA 02110-1007 - TELEPHONE 617-482-511 FAX 617-426-5252
LARREN, ALLEN, WEISHAIR & CO., LLP
Certified Public Accountants


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


Coopers and Lybrand LLP

Rochester, New York
January 24, 1998

Members of American Institute of Certified Public Accountants /
Florida Institute of Certified Public Accountants









                               Boston Capital Tax Credit Fund
Limited Partnership - Series 1
                                  Schedule III - Real Estate and
Accumulated Depreciation
                                                     March 31,
2000

                                              Subsequent
                               Initial       capitalized   Gross
amount at which
                            cost to company     costs**   carried
at close of period
                            ---------------  -----------
--------------------------
                                   Buildings
Buildings               Accum.   Con-    Acq-   Depre-
                 Encum-             and im-     Improve-
and im-                Depre-   struct  uired  ciation
Description     brances    Land    provements    ments     Land
provements    Total     ciation  Date    Date   Life
-----------------------------------------------------------------
--------------------------------------------------------
Apple
Hill, LP       1,478,324   56,000   1,857,492     11,472   56,000
1,868,964   1,924,964    799,985   1/88   2/89   7-27.5

Bolivar
Manor LP         875,963  111,316     999,415    100,494  111,316
1,099,909   1,211,225    504,174  11/88   1/89     27.5

Briarwood
Vero Bch.      1,471,056   96,546   1,866,664      4,059   96,546
1,870,723   1,967,269    544,889   8/89   1/89       40

Coldwater
Ltd.
Dividend Hsg.    932,876   35,750   1,203,836     11,202*  35,750
1,215,038   1,250,788    538,366   7/89  12/88   5-27.5

Conneaut, Ltd. 1,167,002   50,000   1,439,961     99,800   50,000
1,539,761   1,589,761    744,910   4/88   1/89     27.5

Country
Vlg. Assoc.    3,160,361  179,385   3,843,452     12,337  192,794
3,855,789   4,048,583  1,521,235   4/89   1/89   5-27.5

Elk Rapids II
Apts. Co.        735,782   37,000     929,264     13,190   37,000
942,454     979,454    432,771   2/89  12/88   5-27.5

Genesee
Commons
Assoc. LP      9,914,955  250,000  11,622,137 (6,447,538) 250,000
5,174,599   5,424,599  4,284,382  12/88  11/88   5-27.5

                                                          -F -67-




                               Boston Capital Tax Credit Fund
Limited Partnership - Series 1
                                  Schedule III - Real Estate and
Accumulated Depreciation
                                                     March 31,
2000

                                              Subsequent
                               Initial       capitalized   Gross
amount at which
                            cost to company     costs**   carried
at close of period
                            ---------------  -----------
--------------------------
                                   Buildings
Buildings               Accum.   Con-    Acq-   Depre-
                 Encum-             and im-     Improve-
and im-                Depre-   struct  uired  ciation
Description     brances    Land    provements    ments    Land
provements    Total     ciation  Date    Date   Life
-----------------------------------------------------------------
--------------------------------------------------------
Geneva, Ltd.   1,182,349  60,300    1,450,936   125,705   60,300
1,576,641   1,636,941    764,867   8/88   1/89   7-27.5

Green Acres
of Yulee       1,473,016  90,650    1,908,145  (353,722)  90,650
1,554,423   1,645,073    640,139   8/89   1/89   5-27.5

Inglewood
Meadows        1,479,639 123,200    1,886,119    12,086  123,200
1,898,205   2,021,405    796,027  11/88  12/88     27.5

Kingston
Property
Assoc.         5,184,279  50,000    6,024,746 (1,773,542) 50,000
4,251,204   4,301,204  2,766,236   6/89  12/88     27.5

Riverside Pl.
Dividend Hsg.    960,388  65,200    1,202,452    21,617   65,200
1,224,069   1,289,269    552,054   7/89  12/88   5-27.5

Townhomes
Minnehaha Ct.  1,136,035  64,827    1,766,883    (1,852)* 64,827
1,765,031   1,829,858    733,882  11/88  11/88   5-27.5

Unity Park     9,760,376  99,000   11,179,460(6,968,642)  99,000
4,210,818   4,309,818  4,006,954  12/90   4/89   5-27.5

Virginia
Circle LP        672,077  44,936    1,096,944   (34,698)* 44,936
1,062,246   1,107,182    442,014   6/88  11/88   5-27.5

Wewahitchka Ltd. 707,959  28,179      950,637         1   28,179
950,638     978,817    416,600   6/88  12/88   5-27.5



                                                         -F -68-





                               Boston Capital Tax Credit Fund
Limited Partnership - Series 1
                                  Schedule III - Real Estate and
Accumulated Depreciation
                                                     March 31,
2000

                                              Subsequent
                               Initial       capitalized   Gross
amount at which
                            cost to company     costs**   carried
at close of period
                            ---------------  -----------
--------------------------
                                   Buildings
Buildings               Accum.   Con-    Acq-   Depre-
                 Encum-             and im-     Improve-
and im-                Depre-   struct  uired  ciation
Description     brances    Land    provements    ments     Land
provements    Total     ciation  Date    Date   Life
-----------------------------------------------------------------
--------------------------------------------------------
Wood Creek
Manor Ltd.
Dividend        960,890    10,000  1,274,577     24,711    10,000
1,299,288   1,309,288     580,065   7/89  12/88   5-27.5
Woodland
Terrace       1,479,639   120,400  1,885,256     12,261   120,400
1,897,517   2,017,917     804,187  11/88  12/88   5-27.5
---------- --------- ----------  --------- --------- ----------
----------  ----------
             44,732,966 1,572,689 54,388,376(15,131,059)
1,586,098 39,257,317  40,843,415  21,873,737
             ========== ========= ========== ========== =========
==========  ==========  ==========







Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31, 1999.

*Decrease due to reallocation of acquisition costs.






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



                                         -F -70-


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

  Additions during period:
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
                                                                  -----------
Balance at close of period - 03/31/98............................$ 59,005,589



                                          -F- 71-
Notes to Schedule III
Boston Capital Tax Credit Fund Limited Partnership - Series 1

Reconciliation of Land, Building & Improvements current year changes - continued

Balance at close of period - 03/31/98....................... ....$ 59,005,589

  Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................           0
    Improvements, etc................................     140,910
    Other............................................ (15,866,273)
                                                      -----------
                                                                 $(15,752,363)
  Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................           0
                                                      -----------           0
                                                                   ----------
Balance at close of period - 03/31/99............................$ 43,280,226

  Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................           0
    Improvements, etc................................     226,938
    Other............................................           0
                                                      -----------
                                                                 $    226,938
  Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................ (2,663,749)
                                                      -----------  (2,663,749)
                                                                   ----------
Balance at close of period - 03/31/00............................$ 40,843,415
                                                                   ==========




















                                        -F -72-



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

  Current year expense..................................$2,007,981
                                                         ---------

Balance at close of period - 3/31/98..............................$18,593,515

  Current year expense..................................$2,002,521
                                                         ---------

Balance at close of period - 3/31/99..............................$20,596,036

  Current year expense..................................$1,277,701
                                                         ---------

Balance at close of period - 3/31/00..............................$21,873,737
                                                                   ==========









                                          -F -73-



                               Boston Capital Tax Credit Fund Limited
Partnership - Series 2
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 2000

                                             Subsequent
                              Initial        capitalized      Gross amount at
which
                           cost to company     costs**      carried at close of
period
                           ---------------   -----------
-----------------------------
                                  Buildings                         Buildings
Accum.    Con-    Acq-   Depre-
                Encum-            and im-      Improve-              and im-
Depre-    struct  uired  ciation
Description    brances    Land   provements     ments       Land    provements
Total     ciation   Date    Date   Life
--------------------------------------------------------------------------------
---------------------------------------------
Annadale
Apts.       9,757,626   794,249   3,448,985   8,736,115    226,000  12,185,100
12,411,100 2,133,322    6/90    9/90    5-50

Calexico
Village
Apts.       1,562,547   189,545   2,140,711       4,211    189,545   2,144,922
2,334,467   419,003    4/90    2/90    5-50

Glenhaven
Park III      488,600   225,000     599,444     577,645    225,000   1,177,089
1,402,089   287,023   12/89   11/89      40

Glenhaven
Park IV       392,861   180,000     254,783     619,630    180,000     874,413
1,054,413   204,859    6/90   11/89      40

Herber II
Vlg. Apts.  1,091,002   135,000   1,374,347      (4,711)*  135,000   1,369,636
1,504,636   349,557    4/89    5/89    5-50

Mecca
Apts.       2,591,178    55,580   2,377,218   1,106,178     56,283   3,483,396
3,539,679   749,163    7/90   11/89    5-40

Redwood
Creek Apts. 1,766,199   100,000   2,479,092      (1,325)   100,000   2,477,767
2,577,767   682,392   12/89    7/89    5-50





                                                           -F -74-





                               Boston Capital Tax Credit Fund Limited
Partnership - Series 2
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 2000

                                             Subsequent
                              Initial        capitalized      Gross amount at
which
                           cost to company     costs**      carried at close of
period
                           ---------------   -----------
-----------------------------
                                  Buildings                         Buildings
Accum.    Con-    Acq-   Depre-
                Encum-            and im-      Improve-              and im-
Depre-    struct  uired  ciation
Description    brances    Land   provements     ments       Land    provements
Total     ciation   Date    Date   Life
--------------------------------------------------------------------------------
---------------------------------------------
Redondo
Apts. II    1,432,633    11,800   1,145,806     745,448     11,800   1,891,254
1,903,054   789,447    7/90   12/89  5-27.5
           ---------- ---------  ----------  ----------  ---------  ----------
---------- ---------
           19,082,646 1,691,174  13,820,386  11,783,191  1,123,628  25,603,577
26,727,205 5,614,766
           ========== =========  ==========  ==========  =========  ==========
========== =========


Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31, 1999.

*Decrease due to a reallocation of acquisition costs and reduction of development fees.














                                                          -F -75-Notes to
Schedule III
Boston Capital Tax Credit Fund Limited Partnership - Series 2

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


                                             -F -76-

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
                                                                  -----------
Balance at close of period - 03/31/98............................$ 26,706,624

                                             -F -77-
Notes to Schedule III-Continued
Boston Capital Tax Credit Fund Limited Partnership - Series 2

Reconciliation of Land, Building & Improvements current year changes-Continued

Balance at close of period - 03/31/98............................$ 26,706,624

  Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................           0
    Improvements, etc................................       1,464
    Other............................................           0
                                                      -----------
                                                                 $      1,464
  Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................           0
                                                      -----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/99............................$ 26,708,088

  Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................           0
    Improvements, etc................................      19,117
    Other............................................           0
                                                      -----------
                                                                 $     19,117
  Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................           0
                                                      -----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/00............................$ 26,727,205
                                                                   ==========












                                             -F- 78-

Notes to Schedule III - Continued
Boston Capital Tax Credit Fund Limited Partnership - Series 2

Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period - 04/01/92.........................$ 1,024,113

  Current year expense..................................$  580,739
                                                         ---------

Balance at close of period - 3/31/93..............................$ 1,604,852

  Current year expense................................  $  572,977
                                                         ---------

Balance at close of period - 3/31/94..............................$ 2,177,829

  Current year expense...............................   $  582,155
                                                         ---------

Balance at close of period - 3/31/95..............................$ 2,759,984

  Current year expense...............................   $  571,705
                                                         ---------

Balance at close of period - 3/31/96..............................$ 3,331,689

  Current year expense................................  $  586,836
                                                         ---------

Balance at close of period - 3/31/97..............................$ 3,918,525

  Current year expense................................. $  582,095
                                                         ---------

Balance at close of period - 3/31/98..............................$ 4,500,620

  Current year expense..................................$  562,334
                                                         ---------

Balance at close of period - 3/31/99..............................$ 5,062,954

  Current year expense..................................$  551,812
                                                         ---------

Balance at close of period - 3/31/00..............................$ 5,614,766
                                                                   ==========





                                             -F -79-


                              Boston Capital Tax Credit Fund Limited Partnership
- Series 3
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 2000

                                            Subsequent
                             Initial       capitalized     Gross amount at which
                          cost to company    costs**     carried at close of
period
                          ---------------  -----------
-----------------------------
                                Buildings                        Buildings
Accum.   Con-    Acq-    Depre-
                Encum-           and im-     Improve-             and im-
Depre-   struct  uired   ciation
Description    brances   Land   provements    ments     Land     provements
Total    ciation   Date    Date    Life
--------------------------------------------------------------------------------
-------------------------------------------

128 Park       510,671  27,000    919,215     58,207    27,000    977,422
1,004,422    377,889    7/88   4/89       28

Ashland
Invstmt.
Grp. II      1,773,701 165,464  2,210,076    (16,928)* 165,464  2,193,148
2,358,612    609,653    5/89   3/89     5-50

Belfast
Birches
Assocs.      1,082,747  50,000  1,370,933      5,791    50,000  1,376,724
1,426,724    413,000    5/89   5/89   5-27.5

Bowditch
School
Lodging      1,614,057  65,961  4,872,047     42,182    65,961  4,914,229
4,980,190  1,535,744   12/89   8/89       34

California
Investors VI 3,802,193 400,000  7,307,955 (1,458,472)  400,000  5,849,483
6,249,483  2,260,865    5/89   6/89       35

Carriage
Gate Apts.   1,466,538 128,480  1,816,497      8,835   128,480  1,825,332
1,953,812    710,936   11/89   6/89   7-27.5

Central
Parkway
Towers       2,800,000       0  9,276,692 (4,252,736)        0  5,023,956
5,023,956  4,052,384   12/89   9/89   5-27.5

Colony Ct.
Apts.        1,485,489 130,000  1,819,588      4,880   130,000  1,824,468
1,954,468    735,670    6/89   4/89   7-27.5

                                                       -F -80-

                              Boston Capital Tax Credit Fund Limited Partnership
- Series 3
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 2000

                                            Subsequent
                             Initial       capitalized     Gross amount at which
                          cost to company    costs**     carried at close of
period
                          ---------------  -----------
-----------------------------
                                Buildings                        Buildings
Accum.   Con-    Acq-    Depre-
                Encum-           and im-     Improve-             and im-
Depre-   struct  uired   ciation
Description    brances   Land   provements    ments     Land     provements
Total     ciation  Date    Date    Life
--------------------------------------------------------------------------------
-------------------------------------------
Cruz Bay
Ltd.         1,481,679 217,600  1,729,345       (725)  217,600   1,728,620
1,946,220   686,966    2/89   2/89   5-27.5

Fylex
Housing      1,378,823 129,550  1,665,891     55,668   129,550   1,721,559
1,851,109   688,427    6/89   5/89     27.5

Greenwood
Apts.        1,429,652  55,000  1,824,558     29,189    55,000   1,853,747
1,908,747   813,105    8/89   3/89   7-27.5

Hidden Cove
Apts.        2,868,424 712,337  4,324,740     36,529 b  707,848  4,361,269
5,069,117 1,747,503    8/89   4/89   7-27.5

Jackson
Apts.        1,185,952 232,000  1,286,033     59,978    248,026  1,346,011
1,594,037   556,533    7/89   4/89   7-27.5

Lake North
Apts. II     1,053,835  60,000  1,340,829      1,963 a   60,000  1,342,792
1,402,792   398,210    1/89   4/89   5-27.5

Lake Park
LP           1,131,274  61,932  1,437,159     21,738     61,932  1,458,897
1,520,829   582,569    5/89   4/89   7-27.5

Lakewood
Terrace
Ltd.         3,735,725 124,707  2,263,782  4,593,605    124,707  6,857,387
6,982,094 1,906,714    8/89   5/89     27.5

Lincoln
Apts.        2,995,634 177,500  3,665,480 (2,056,897)         0  1,608,583
1,608,583 1,128,649   12/88   2/89   5-27.5

Maplewood
Apts.          752,753  37,900    938,775     41,382     37,900    980,157
1,018,057   276,232    4/89   5/89       40
                                                        -F -81-

                              Boston Capital Tax Credit Fund Limited Partnership
- Series 3
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 2000
                                            Subsequent
                             Initial       capitalized     Gross amount at which
                          cost to company    costs**     carried at close of
period
                          ---------------  -----------
-----------------------------
                                Buildings                        Buildings
Accum.   Con-    Acq-    Depre-
                Encum-           and im-     Improve-             and im-
Depre-   struct  uired   ciation
Description    brances   Land   provements    ments     Land     provements
Total     ciation  Date    Date    Life
--------------------------------------------------------------------------------
-------------------------------------------
Mound
Plaza Ltd.    619,793   17,058    772,173      2,923    17,059    775,096
792,155   300,631    9/89    8/89   5-27.5

Oak Crest
Manor II      904,353   77,500  1,049,551     48,196a   77,500  1,097,747
1,175,247   291,035    5/89    5/89       40

Orange-
wood
Villas      1,470,057   98,000  1,821,138      4,058    98,000  1,825,196
1,923,196   728,068    9/89    6/89   7-27.5

Paige Hall  2,253,150  633,666  2,544,140    706,485         0  3,250,625
3,250,625 1,066,849    4/89    3/89   7-27.5

Pedcor
Invstmts.   5,492,161  200,000  7,448,711    386,691   200,000  7,835,402
8,035,402 2,342,808    5/89    2/89   5-27.5

Queens
Ct. Apts.   1,035,233   92,200  2,185,579     94,804    92,200  2,280,383
2,372,583   927,742    1/89    2/89   5-27.5

Rainbow
Apts.       1,887,613  181,767  2,215,940     52,590   141,767  2,268,530
2,410,297   957,305    1/89    6/89   5-27.5

Ripon Apts.   848,385   29,040  1,016,757     16,425    29,040  1,033,182
1,062,222   451,580    7/89    3/89   5-27.5

Southport,
Ltd.          958,771   52,800  1,176,478     45,527a   52,800  1,222,005
1,274,805   506,575    2/89    4/89   5-27.5

Sun Village
Apts.       1,044,145   55,973  1,313,338     11,361    55,973  1,324,699
1,380,672   416,482    5/88    4/89   5-27.5


                                                       -F -82-


                              Boston Capital Tax Credit Fund Limited Partnership
- Series 3
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 2000

                                            Subsequent
                             Initial       capitalized     Gross amount at which
                          cost to company    costs**     carried at close of
period
                          ---------------  -----------
-----------------------------
                                Buildings                        Buildings
Accum.   Con-    Acq-    Depre-
                Encum-           and im-     Improve-             and im-
Depre-   struct  uired   ciation
Description    brances   Land   provements    ments     Land     provements
Total     ciation  Date    Date    Life
--------------------------------------------------------------------------------
------------------------------------------
Taylor
Terrace
Apts.      1,049,457    70,994  1,277,601   112,288     70,994  1,389,889
1,460,883    664,483   11/88    4/89   5-27.5

Trinidad
Apts.        915,372    70,000  1,105,890    37,449     91,599  1,143,339
1,234,938    480,824    6/89    6/89     27.5

Vassar Apts. 915,635    60,823  1,159,060     5,814     60,823  1,164,874
1,225,697    512,076   11/89    3/89   7-27.5

Vidalia LP 1,477,124    75,000  1,887,347     1,407a    75,000  1,888,754
1,963,754    767,038    5/89    4/89   7-27.5

Willow St.
Assoc.     1,470,840   116,380  1,798,301     5,460    116,380  1,803,761
1,920,141    835,667   12/88    2/89  15-27.5
          ---------- ---------  ---------  --------- --------- ----------
---------- ----------
          54,891,236 4,606,632 78,841,599(1,294,333) 3,788,603 77,547,266
81,335,869 30,730,212
          ========== =========  ========= ========== ========= ==========
========== ==========

Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31, 1999.

*Decrease due to a reallocation of acquisition costs.
**There were no carrying costs as of December 31, 1999. The column has been omitted for presentation purposes.







                                                     -F -83-
Notes to Schedule III
Boston Capital Tax Credit Fund Limited Partnership - Series 3

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


                                           -F- 84-

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
                                                      -----------
                                                                 $ (3,844,767)
                                                                  -----------
Balance at close of period - 03/31/98............................$ 83,160,171

                                            -F- 85-
Notes to Schedule III
Boston Capital Tax Credit Fund Limited Partnership - Series 3

Reconciliation of Land, Building & Improvements current year changes

Balance at close of period - 03/31/98............................$ 83,160,171

  Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................           0
    Improvements, etc................................  (3,829,441)
    Other............................................           0
                                                      -----------
                                                                 $ (3,829,441)
 Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................   1,588,310
                                                      -----------
                                                                 $  1,588,310
                                                                  -----------
Balance at close of period - 03/31/99............................$ 80,919,040

  Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................           0
    Improvements, etc................................   4,734,899
    Other........................................               0
                                                      -----------
                                                                 $  4,734,899
 Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................  (4,318,070)
                                                      -----------
                                                                 $ (4,318,070)
                                                                  -----------
Balance at close of period - 03/31/00............................$ 81,335,869
                                                                  ===========















                                           -F- 86-

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

  Current year expense..................................$2,914,588
                                                         ---------

Balance at close of period - 3/31/95..............................$16,438,470

  Current year expense..................................$2,967,670
                                                         ---------

Balance at close of period - 3/31/96..............................$19,406,140

  Current year expense..................................$2,896,912
                                                         ---------

Balance at close of period - 3/31/97..............................$22,303,052

  Current year expense..................................$  (88,832)
                                                         ---------

Balance at close of period - 3/31/98..............................$22,214,220

  Current year expense..................................$5,783,312
                                                         ---------

Balance at close of period - 3/31/99..............................$27,997,532

  Current year expense..................................$2,732,680
                                                         ---------

Balance at close of period - 3/31/00..............................$30,730,212
                                                                   ==========




                                            -F-87-


                              Boston Capital Tax Credit Fund Limited Partnership
- Series 4
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 2000

                                            Subsequent
                             Initial       capitalized     Gross amount at which
                          cost to company    costs**     carried at close of
period
                          ---------------  -----------
-----------------------------
                                Buildings                        Buildings
Accum.   Con-    Acq-    Depre-
               Encum-           and im-     Improve-             and im-
Depre-   struct  uired   ciation
Description   brances    Land   provements    ments      Land    provements
Total   ciation  Date    Date    Life
--------------------------------------------------------------------------------
-------------------------------------------  Armory
Square
Ltd.       2,106,597    59,900  3,890,990     75,504     59,900   3,966,494
4,026,394   1,076,471   9/89   7/89   5-27.5

Auburn
Trace
Ltd.       9,849,938   730,000  5,564,052  9,226,717    730,000  14,790,769
15,520,769   6,034,636   1/90   6,89   5-27.5

Ault Apts.   478,812    12,058    570,737     86,716     12,058     657,453
669,511     267,499   7/89   6/89   7-27.5

Bowditch
School
Lodging    1,614,057    65,961  4,872,047     42,182     65,961   4,914,229
4,980,190   1,535,744  12/89   8/89   7-34

Burlwood
Apts.        370,784    20,000    267,333    158,092     20,000     425,425
445,425     124,646    8/89   6/89  7-27.5

Cambria
Commons    1,034,192     5,808  1,489,672     10,458      5,808   1,500,130
1,505,938     598,538   7/89   9/89   5-27.5

Central
Parkway
Towers     2,800,000         0  9,276,692 (4,252,736)         0   5,023,956
5,023,956   4,052,384  12/89   9/89   5-27.5









                                                        -F -88-


                              Boston Capital Tax Credit Fund Limited Partnership
- Series 4
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 2000
                                             Subsequent
                             Initial       capitalized     Gross amount at which
                          cost to company    costs**     carried at close of
period
                          ---------------  -----------
-----------------------------
                                 Buildings                        Buildings
Accum.    Con-    Acq-    Depre-
               Encum-            and im-     Improve-             and im-
Depre-    struct  uired   ciation
Description   brances    Land   provements    ments      Land     provements
Total    ciation   Date    Date    Life
--------------------------------------------------------------------------------
-------------------------------------------
Clear
View Apts.   752,315    45,000    928,226      9,692     45,000     937,918
982,918     385,010  11/89  10/89   7-27.5


Fuller
Townhomes    496,021    33,600    642,804     17,980     33,600     660,784
694,384     283,554   1/88   4/89   7-27.5

Greenwood
Terrace
Ltd.       1,074,054    80,439  1,352,865      6,463     80,439   1,359,328
1,439,767     541,301   9/89   7/89   7-27.5

Haven
Park II      486,100   225,000  1,038,703      6,708    225,000   1,045,411
1,270,411     398,202   6/89   7/89   7-40

Landmark
Ltd.
Partner-
ship       1,716,608   425,800  3,843,617     70,847    425,800   3,914,464
4,340,264   1,257,557   5/89   8/89   5-27.5

Meadow-
crest
Apts.      2,871,827   286,065    867,009  4,181,573    286,065   5,048,582
5,334,647   1,957,367  10/90   9/89   5-27.5

Milliken
Apts.        835,229    40,000    860,882    162,057     40,000   1,022,939
1,062,939     403,474   8/89   9/89   7-27.5

Montana
Ave. Apts.   646,597    92,179  1,007,036     47,196     93,846   1,054,232
1,148,078     406,881  11/89   8/89   5-27.5




                                                       -F -89-

                               Boston Capital Tax Credit Fund Limited
Partnership - Series 4
                                   Schedule III - Real Estate and Accumulated
Depreciation
                                                      March 31, 2000

                                             Subsequent
                              Initial       capitalized     Gross amount at
which
                           cost to company    costs**     carried at close of
period
                           ---------------  -----------
-----------------------------
                                 Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                Encum-            and im-     Improve-             and im-
Depre-   struct  uired  ciation
Description    brances    Land   provements    ments     Land     provements
Total    ciation   Date   Date   Life
--------------------------------------------------------------------------------
-------------------------------------------
Monti-
cello
Ltd.       1,099,862    48,000  1,436,974      4,751     48,000   1,441,725
1,489,725     560,181  12/89   7/89   7-27.5

New Grand
Hotel      2,821,292   308,000  6,150,420  1,204,507    308,000   7,354,927
7,662,927   2,774,190   3/89   5/89   7-27.5

Pedcor
Invstmts.
1988 VI    4,927,261   454,472  7,748,826  1,188,686    454,472   8,937,512
9,391,984   2,271,944  12/89   8/89   5-27.5

Rosen-
burg
Hotel      1,796,276   452,000  4,946,965 (2,747,782)b  415,000   2,199,183
2,614,183     191,280   1/89  11/89   7-40

Shockoe
Hill Apts. 1,861,727         0  3,152,879     21,442a         0   3,174,321
3,174,321     860,814   9/89   8/89   5/27.5

Sunnyview
Apts.      2,105,792   135,000  1,806,927  2,030,736    315,000   3,837,663
4,152,663     781,280   9/89   9/89   5-50

Topeka
Park
Phase II     361,172    36,874    759,705     16,543     36,874     776,248
813,122     330,038  12/88   7/89   7-27.5








                                                        -F -90-

                               Boston Capital Tax Credit Fund Limited
Partnership - Series 4
                                   Schedule III - Real Estate and Accumulated
Depreciation
                                                      March 31, 2000

                                             Subsequent
                              Initial       capitalized     Gross amount at
which
                           cost to company    costs**     carried at close of
period
                           ---------------  -----------
-----------------------------
                                 Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                Encum-            and im-     Improve-             and im-
Depre-   struct  uired  ciation
Description    brances    Land   provements    ments     Land     provements
Total    ciation   Date   Date   Life
--------------------------------------------------------------------------------
-------------------------------------------

Unity
Park
Apts.      9,760,376    99,000  9,828,746 (5,617,928)    99,000    4,210,818
4,309,818  4,006,954  12/90   4/89   27.5

Van Dyke
Estates
XVI          638,584    80,000  1,134,679     87,787     80,000    1,222,466
1,302,466    388,655  11/89   2/90   7-40

Wichita
West
Housing    1,986,969   181,874  3,876,750     92,030    181,874    3,968,780
4,150,654  1,543,838   9/89   8/89   7-27.5
          ---------- --------- ---------- ----------  ---------  -----------
----------- ----------
          54,492,442 3,917,030 77,315,536  6,130,221  4,061,697   83,445,757
87,507,454 33,032,438
          ========== ========= ========== ==========  =========  ===========
=========== ==========
Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31, 1999.


*Decrease due to a reallocation of acquisition costs.
**There were no carrying costs as of December 31, 1999. The column has been omitted for presentation purposes.











                                                      -F -91-
Notes to Schedule III
Boston Capital Tax Credit Fund Limited Partnership - Series 4

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

                                           -F -92-




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
    Other............................................ (10,169,834)
                                                      -----------
                                                                 $ (10,169,834)
                                                                   -----------
Balance at close of period - 03/31/97. ...........................$ 98,010,173

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

                                             -F-93-


Notes to Schedule III-Continued
Boston Capital Tax Credit Fund Limited Partnership - Series 4

Reconciliation of Land, Building & Improvements current year changes-Continued

Balance at close of period - 03/31/98............................$ 98,506,567

  Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................           0
    Improvements, etc................................ (11,446,675)
    Other............................................           0
                                                      -----------
                                                                 $(11,446,675)
  Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................           0
                                                      -----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/99............................$ 87,059,892

  Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................           0
    Improvements, etc................................     447,562
    Other............................................           0
                                                      -----------
                                                                 $    447,562
  Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................           0
                                                      -----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/00............................$ 87,507,454
                                                                  ===========
















                                           -F- 94-


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

Balance at close of period - 3/31/95..............................$17,877,862

  Current year expense..................................$3,670,792
                                                         ---------

Balance at close of period - 3/31/96..............................$21,548,654

  Current year expense..................................$1,951,906
                                                         ---------

Balance at close of period - 3/31/97..............................$23,500,560

  Current year expense..................................$3,280,453
                                                         ---------

Balance at close of period - 3/31/98..............................$26,781,013

  Current year expense..................................$3,394,201
                                                         ---------

Balance at close of period - 3/31/99..............................$30,175,214

  Current year expense..................................$2,857,224
                                                         ---------

Balance at close of period - 3/31/00..............................$33,032,438
                                                                   ==========








                                            -F- 95-


                             Boston Capital Tax Credit Fund Limited Partnership
- Series 5
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 2000

                                             Subsequent
                             Initial        capitalized        Gross amount at
which
                          cost to company     costs**        carried at close of
period
                          ---------------   -----------
------------------------------
                                 Buildings                            Buildings
Accum.   Con-    Acq-   Depre-
               Encum-            and im-       Improve-                and im-
Depre-   struct  uired  ciation
Description   brances    Land    provements      ments       Land     provements
Total    ciation  Date    Date   Life
--------------------------------------------------------------------------------
--------------------------------------------
Annadale    9,757,626   794,249    3,448,985   8,736,115    226,000  12,185,100
12,411,100 2,133,322   6/90   10/90   5-50

Calexico    1,562,547   189,545    2,140,711       4,211    189,545   2,144,922
2,334,467   419,003   4/90    2/90   5-50

Glenhaven
Park          657,856   225,000      991,586    (223,115)*  195,000     768,471
963,471   210,678   6/89    6/89     40

Point
Arena       1,197,672    79,160    1,715,209      81,167     79,160   1,796,376
1,875,536   354,721   2/90    2/90   5-50

TKO
Investments
Props. V    1,025,410   192,656    2,991,964      23,665    190,691   3,015,629
3,206,320 1,025,699   9/89   10/89   5-30
           ---------- ---------   ----------   ---------    -------  ----------
---------- ---------
           14,201,111 1,480,610   11,288,455   8,622,043    880,396  19,910,498
20,790,894 4,143,423
           ========== =========   ==========   =========    =======  ==========
========== =========
Since the Operating Partnerships maintain a calendar year end the information reported on this schedule is as of December 31,
1999.

*Reduction due to the sale of two building.
**There were no carrying costs as of December 31, 1999. The column has been omitted for presentation purposes.



                                                           -F- 96-Notes to
Schedule III
Boston Capital Tax Credit Fund Limited Partnership - Series 5

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



                                            -F- 97-


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
                                                                  -----------
Balance at close of period - 03/31/98............................$ 20,855,797

                                            -F- 98-
Notes to Schedule III-Continued
Boston Capital Tax Credit Fund Limited Partnership - Series 5

Reconciliation of Land, Building & Improvements current year changes-Continued

Balance at close of period - 03/31/98............................$ 20,855,797

  Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................           0
    Improvements, etc................................     (65,649)
    Other............................................           0
                                                      -----------
                                                                 $    (65,649)
  Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................           0
                                                      -----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/99............................$ 20,790,148

  Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................           0
    Improvements, etc................................         746
    Other............................................           0
                                                      -----------
                                                                 $        746
  Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................           0
                                                      -----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/00............................$ 20,790,894
                                                                  ===========
















                                            -F- 99-



Notes to Schedule III - Continued
Boston Capital Tax Credit Fund Limited Partnership - Series 5

Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period - 04/01/92.........................$   724,098

  Current year expense.................................$   400,685
                                                         ---------

Balance at close of period - 3/31/93..............................$ 1,124,783

  Current year expense.................................$   406,272
                                                         ---------

Balance at close of period - 3/31/94..............................$ 1,531,055

  Current year expense.................................$   403,858
                                                         ---------

Balance at close of period - 3/31/95..............................$ 1,934,913

  Current year expense.................................$   434,339
                                                         ---------

Balance at close of period - 3/31/96..............................$ 2,369,252

  Current year expense.................................$   449,720
                                                         ---------

Balance at close of period - 3/31/97..............................$ 2,818,972

  Current year expense.................................$   462,407
                                                         ---------

Balance at close of period - 3/31/98..............................$ 3,281,379

 Current year expense..................................$   420,998
                                                         ---------

Balance at close of period - 3/31/99..............................$ 3,702,377

  Current year expense.................................$   441,046
                                                         ---------

Balance at close of period - 3/31/00..............................$ 4,143,423
                                                                   ==========






                                          -F- 100-



                             Boston Capital Tax Credit Fund Limited Partnership
- Series 6
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 2000

                                            Subsequent
                             Initial       capitalized       Gross amount at
which
                          cost to company    costs**       carried at close of
period
                          ---------------  -----------
----------------------------
                                Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
               Encum-           and im-      Improve-             and im-
Depre-   struct  uired  ciation
Description   brances    Land   provements     ments     Land    provments
Total    ciation  Date    Date   Life
--------------------------------------------------------------------------------
-----------------------------------------
Auburn
Trace        9,849,938  730,000  5,564,052  9,226,717   730,000  14,790,769
15,520,769  6,034,636   1/90   6/90   5-27.5

Briar-
wood
Estates        566,706   45,000    694,093      8,803    45,000     702,896
747,896    310,617   9/88   9/89   5-27.5

Columbia
Park
Apts.        3,712,553  189,631  7,194,885    710,773   189,631   7,905,658
8,095,289  2,499,535   2/90  11/89   5-27.5

Eldon
Estates        552,558   28,000    709,320     23,180    28,000     732,500
760,500    323,891   7/88   9/89   5-27.5

Green
Pines
Apts.        1,428,063  106,484  1,750,831     23,554   106,484   1,774,385
1,880,869    507,038  11/89  10/89   5-27.5

Hacienda
Villa
Apts.        3,827,912  233,165  4,135,079  3,376,390   233,165   7,511,469
7,744,634  1,898,245   1/90  12/89   5-27.5



                                                        -F- 101-


                             Boston Capital Tax Credit Fund Limited Partnership
- Series 6
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 2000
                                             Subsequent
                             Initial        capitalized        Gross amount at
which
                          cost to company     costs**        carried at close of
period
                          ---------------   -----------
------------------------------
                                 Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
               Encum-            and im-       Improve-            and im-
Depre-   struct  uired  ciation
Description   brances    Land    provements     ments   Land      provements
Total    ciation  Date    Date   Life
--------------------------------------------------------------------------------
------------------------------------------
Hillandale
Commons    3,083,575  601,653  4,198,973   1,823,295   601,653   6,022,268
6,623,921  2,333,475  1/90  11/89   5-27.5

Holland
West Apts. 1,991,402  175,000  2,301,607     905,629   175,000   3,207,236
3,382,236  1,071,399   2/90  12/89   5-27.5

Kearney
Proper-
ties II      361,255   34,000    460,385       2,445    34,000     462,830
496,830    212,709  3/88   9/89   5-27.5

Pleasant
Hill
Properties   558,106   25,000    703,690      18,558    25,000     722,248
747,248    306,185   5/88   9/89   5-27.5

Rosen-
berg
Hotel      1,796,276  452,000  4,948,372  (2,749,189)  415,000   2,199,183
2,614,183    191,280  12/88   9/89   5-27.5

Sherburne
Sr. Hsng.  1,303,838   43,000  1,786,132     102,513    43,000   1,888,645
1,931,645    655,735   1/92  11/89   27.5

Socorro
Properties 1,243,936   85,000  1,652,129      79,694    85,000   1,731,823
1,816,823    750,757  10/89  11/89   5-27.5

Warrensburg
Properties   567,275   30,000    743,401      37,791    30,000     781,192
811,192    358,056   2/88   9/89   5-27.5
                                                       -F -102-


                               Boston Capital Tax Credit Fund Limited
Partnership - Series 6
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 2000

                                             Subsequent
                             Initial        capitalized        Gross amount at
which
                          cost to company     costs**        carried at close of
period
                          ---------------   -----------
------------------------------
                                 Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
               Encum-            and im-       Improve-            and im-
Depre-   struct  uired  ciation
Description   brances    Land    provements     ments   Land      provements
Total    ciation  Date    Date   Life
--------------------------------------------------------------------------------
------------------------------------------
Woodcliff
Apts.        754,039    26,795    919,806     15,401    26,795     935,207
962,002    406,696  11/89  10/89   5-27.5
          ---------- --------- ---------- ---------- ---------  ----------
---------- ----------
          31,597,432 2,804,728 37,762,755 13,605,554 2,767,728  51,368,309
54,136,037 17,860,254
          ========== ========= ========== ========== =========  ==========
========== ==========

Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December
31, 1999.
*Decrease due to a reallocation of acquisition costs.
**There were no carrying costs as of December 31, 1999. The column has been ommitted for presentation purposes.















                                                      -F -103-
Notes to Schedule III
Boston Capital Tax Credit Fund Limited Partnership - Series 6

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



                                            -F- 104-

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
                                                                  -----------
Balance at close of period - 03/31/98...........................$ 53,908,200

                                           -F- 105-
Notes to Schedule III-Continued
Boston Capital Tax Credit Fund Limited Partnership - Series 6

Reconciliation of Land, Building & Improvements current year changes-Continued

Balance at close of period - 03/31/98...........................$ 53,908,200

  Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................           0
    Improvements, etc................................     127,127
    Other............................................           0
                                                      -----------
                                                                 $    127,127
  Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................           0
                                                      -----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/99...........................$ 54,035,327

  Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................           0
    Improvements, etc................................     100,710
    Other............................................           0
                                                      -----------
                                                                 $    100,710
  Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................           0
                                                      -----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/00...........................$ 54,136,037
                                                                  ===========















                                            -F- 106-


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

Balance at close of period -
3/31/96................................$ 12,213,842

  Current year expense.....................................$
419,476

---------

Balance at close of period -
3/31/97................................$ 12,633,318

  Current year
expense.....................................$1,767,719

---------

Balance at close of period -
3/31/98................................$ 14,401,037

  Current year expense...................................
$1,700,035

---------

Balance at close of period -
3/31/99................................$ 16,101,072

  Current year expense...................................
$1,759,182

---------

Balance at close of period -
3/31/00................................$ 17,860,254

==========





                                            -F- 107-



