Form 10-Q
period 2000-06-30
BOSTON CAPITAL TAX CREDIT FUND LTD PARTNERSHIP
filed 2000-08-15
CIK 835095

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000
                                    -------------
                                         or

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



                        QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED JUNE 30, 2000
              -----------------------------------------------


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

PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K..................

            Signatures........................................





















               Boston Capital Tax Credit Fund Limited Partnership

                               BALANCE SHEETS



                                               June 30,
March 31,
                                                2000
2000
                                             (Unaudited)
(Audited)
                                            ------------
------------
ASSETS

INVESTMENTS IN OPERATING
PARTNERSHIPS (Note D)                        $10,489,477
$10,837,526

OTHER ASSETS
   Cash and cash equivalents                     157,532
149,652
   Other assets                                1,085,619
1,070,618
                                              ----------
----------

                                             $11,732,628
$12,057,796
                                              ==========
==========

LIABILITIES

Accounts payable                             $         -
$         -
Accounts payable - affiliates (Note C)         8,294,850
8,033,544
                                              ----------
----------

PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 9,800,600 issued and       4,253,311
4,833,921
     outstanding

General Partner                                 (815,533)
(809,669)
                                              ----------
----------
                                               3,437,778
4,024,252
                                              ----------
----------

                                             $11,732,628
$12,057,796
                                              ==========
==========




       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund Limited Partnership

                              BALANCE SHEETS

                                                      SERIES 1

---------------------------

                                         June 30,       March 31,
                                                2000
2000
                                             (Unaudited)
(Audited)
                                             ----------
----------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                     $        -       $
-


OTHER ASSETS
Cash and cash equivalents                         8,946
11,172
Other assets                                     68,113
68,113
                                              ---------        -
--------

                                             $   77,059       $
79,285
                                              =========
=========

LIABILITIES

Accounts payable                             $        -       $
-
Accounts payable - affiliates (Note C)        1,742,222
1,696,505
                                              ---------        --
-------

PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 1,299,900 issued and     (1,535,288)
(1,487,824)
     outstanding

General Partner                                (129,875)
(129,396)
---------        ---------

                                             (1,665,163)
(1,617,220)
                                              ---------        -
--------

                                             $   77,059        $
79,285
                                              =========
=========



         The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund Limited Partnership

                           BALANCE SHEETS

                                                      SERIES 2

----------------------------

                                               June 30,
March 31,
                                                2000
2000
ASSETS                                       (Unaudited)
(Audited)
                                             -----------
---------
INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                      $  452,163      $
494,972

OTHER ASSETS
Cash and cash equivalents                          4,938
4,403
Other assets                                     569,584
569,584
                                               ---------
---------

                                              $1,026,685
$1,068,959
                                               =========
=========



LIABILITIES

Accounts payable                              $        -      $
-
Accounts payable - affiliates (Note C)           580,053
562,376
                                               ---------
---------

PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 830,300 issued and
     outstanding                                 511,509
570,860

General Partner                                  (64,877)
(64,277)
                                               ---------
---------

                                                 446,632
506,583
                                               ---------
---------

                                              $1,026,685
$1,068,959
                                               =========
=========



        The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund Limited Partnership

                              BALANCE SHEETS

                                                       SERIES 3

----------------------------

                                                June 30,
March 31,
                                                 2000
2000
ASSETS                                        (Unaudited)
(Audited)
                                              -----------
---------
INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                      $  470,703      $
582,673

OTHER ASSETS
Cash and cash equivalents                          4,642
7,782    Other assets                                      53,961
41,661
                                               ---------
---------

                                              $  529,306      $
632,116
                                               =========
=========



LIABILITIES

Accounts payable                              $        -      $
-
Accounts payable - affiliates (Note C)         2,275,118
2,197,590
                                               ---------
---------

PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 2,882,200 issued and
     outstanding                              (1,476,441)
(1,297,906)


General Partner                                 (269,371)
(267,568)
                                               ---------
---------

                                              (1,745,812)
(1,565,474)
---------       ---------

                                              $  529,306      $
632,116
                                               =========
=========


       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund Limited Partnership

                              BALANCE SHEETS

                                                      SERIES 4

----------------------------
                                               June 30,
March 31,
                                                2000
2000
                                             (Unaudited)
(Audited)
                                            ------------
----------
ASSETS

   INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                     $ 5,485,659     $
5,684,221

OTHER ASSETS

   Cash and cash equivalents                       3,365
5,558         Other assets
244,062         241,361
                                              ----------      -
---------

                                             $ 5,733,086     $
5,931,140
                                              ==========
==========



LIABILITIES

Accounts payable                             $         -     $
-
Accounts payable - affiliates (Note C)         2,173,396
2,099,012
                                              ----------      -
---------

PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 2,995,300 issued and
     outstanding                               3,784,197
4,053,911
General Partner                                 (224,507)
(221,783)
                                              ----------      -
---------

                                               3,559,690
3,832,128                                                    ---
-------      ----------

                                             $ 5,733,086     $
5,931,140
                                              ==========
==========


          The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund Limited Partnership

                             BALANCE SHEETS

                                                      SERIES 5

----------------------------
                                               June 30,
March 31,
                                                2000
2000
                                             (Unaudited)
(Audited)
                                            ------------
----------

ASSETS

  INVESTMENTS IN OPERATING
  PARTNERSHIPS (Note D)                     $    471,975      $
500,661


OTHER ASSETS

  Cash and cash equivalents                      104,106
105,507
  Other assets                                   149,899
149,899
                                               ---------
---------

                                              $  725,980      $
756,067
                                               =========
=========



LIABILITIES

Accounts payable                              $        -      $
-
Accounts payable - affiliates (Note C)           195,621
186,192
                                               ---------
---------

PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 489,900 issued and
     outstanding                                 566,806
605,927

General Partner                                  (36,447)
(36,052)
                                               ---------
---------

                                                 530,359
569,875
                                               ---------
---------

                                              $  725,980      $
756,067
=========       =========

     The accompanying notes are an integral part of these
statements.
                                   6

            Boston Capital Tax Credit Fund Limited Partnership

                            BALANCE SHEETS


                                                      SERIES 6

----------------------------
                                               June 30,
March 31,
                                                2000
2000
                                            (Unaudited)
(Audited)
                                            ------------
----------

ASSETS

   INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                      $3,608,977
$3,574,999


OTHER ASSETS

   Cash and cash equivalents                      31,535
15,230
   Other assets                                        -
-
                                               ---------
---------

                                              $3,640,512
$3,590,229
                                               =========
=========



LIABILITIES

Accounts payable                              $        -      $
-
Accounts payable - affiliates (Note C)         1,328,440
1,291,869
---------       ---------
PARTNERS' CAPITAL
   Assignees
     Units of beneficial interest of the
     limited partnership interest of the
     assignor limited partner, $10 stated
     value per BAC, 1,303,000 issued and
     outstanding                               2,402,528
2,388,953

General Partner                                  (90,456)
(90,593)
                                               ---------
---------

                                               2,312,072
2,298,360
                                               ---------
---------

                                              $3,640,512
$3,590,229
                                               =========
=========

      The accompanying notes are an integral part of these
statements.
                                   7


          Boston Capital Tax Credit Fund Limited Partnership

                         STATEMENTS OF OPERATIONS

                        Three Months Ended June 30,
                               (Unaudited)



                                             2000         1999
                                             ----         ----

Income
  Interest income                       $       851    $      856
  Miscellaneous income                            -             -
                                         ----------    ----------

                                                851           856
                                         ----------    ----------

Share of loss from Operating
  Partnerships (Note D)                    (335,644)
(796,937)
                                         ----------    ----------

Expenses
  Professional fees                          23,130             -
  Partnership management fees (Note C)      206,637       217,350
  General and administrative expenses        21,914        23,757
                                         ----------    ----------

                                            251,681       241,107
                                         ----------    ----------


  NET LOSS                              $  (586,474)
$(1,037,188)
                                         ==========    ==========

Net loss allocated to assignees         $  (580,610)
$(1,026,816)
                                         ==========    ==========

Net loss allocated to general partner   $    (5,864)  $
(10,372)
                                         ==========    ==========

Net loss per BAC                        $      (.30)  $
(.48)
                                         ==========    ==========




       The accompanying notes are an integral part of these statements.

          Boston Capital Tax Credit Fund Limited Partnership

                         STATEMENTS OF OPERATIONS

                        Three Months Ended June 30,
                               (Unaudited)

                                                      SERIES 1

-----------------------
                                                  2000
1999
                                                  ----
----
Income
  Interest income                             $       77     $
20
  Miscellaneous income                                 -
-
                                                --------
--------

                                                      77
20
                                                --------
--------

Share of loss from Operating
  Partnerships (Note D)                                -
(1,544)
                                                --------
--------

Expenses
  Professional fees                                4,490
-
  Partnership management fees (Note C)            40,543
46,216
  General and administrative expenses              2,987
3,718
                                                --------
--------

                                                  48,020
49,934
                                                --------
--------


  NET LOSS                                    $  (47,943)    $
(51,458)
                                                ========
========

Net loss allocated to assignees               $  (47,464)    $
(50,943)
                                                ========
========

Net loss allocated to general partner         $     (479)    $
(515)
                                                ========
========

Net loss per BAC                              $     (.04)    $
(.04)
                                                ========
========






        The accompanying notes are an integral part of these statements.

          Boston Capital Tax Credit Fund Limited Partnership

                         STATEMENTS OF OPERATIONS

                        Three Months Ended June 30,
                               (Unaudited)


                                                     SERIES 2

----------------------
                                                  2000
1999
                                                  ----
----
Income
  Interest income                             $      23     $
25
  Miscellaneous income                                -
-
                                               --------
--------

                                                     23
25
                                               --------
--------

Share of loss from Operating
  Partnerships (Note D)                         (42,809)
(50,359)
                                               --------
--------

Expenses
  Professional fees                               2,505
-
  Partnership management fees (Note C)           11,938
15,432
  General and administrative expenses             2,722
2,803
                                               --------
--------

                                                 17,165
18,235
                                               --------
--------


  NET LOSS                                    $ (59,951)    $
(68,569)
                                               ========
========

Net loss allocated to assignees               $ (59,351)    $
(67,883)
                                               ========
========

Net loss allocated to general partner         $    (600)    $
(686)
                                               ========
========

Net loss per BAC                              $    (.06)    $
(.08)
                                               ========
========




       The accompanying notes are an integral part of these statements.

          Boston Capital Tax Credit Fund Limited Partnership

                         STATEMENTS OF OPERATIONS

                        Three Months Ended June 30,
                               (Unaudited)


                                                     SERIES 3

----------------------
                                                 2000
1999
                                                 ----
----
Income
  Interest income                             $      48     $
14
  Miscellaneous income                                -
-
                                               --------
--------

                                                     48
14
                                               --------
--------

Share of loss from Operating
  Partnerships (Note D)                        (111,970)
(425,895)
                                               --------     -
--------

Expenses
  Professional Fees                               6,630
-
  Partnership management fees (Note C)           55,497
62,447
  General and administrative expenses             6,289
6,248
                                               --------     -
--------
                                                 68,416
68,695
                                               --------     -
--------


  NET LOSS                                    $(180,338)  $
(494,576)
                                               ========
=========

Net loss allocated to assignees               $(178,535)  $
(489,630)
                                               ========
=========

Net loss allocated to general partner         $  (1,803)  $
(4,946)
                                               ========
=========

Net loss per BAC                              $    (.06)  $
(.17)
                                               ========
=========





       The accompanying notes are an integral part of these statements.

          Boston Capital Tax Credit Fund Limited Partnership

                         STATEMENTS OF OPERATIONS

                         Three Months Ended June 30,
                                (Unaudited)


                                                     SERIES 4

----------------------
                                                 2000
1999
                                                 ----
----
Income
  Interest income                             $      26     $
52
  Miscellaneous income                                -
-
                                               --------
--------

                                                     26
52
                                               --------
--------

Share of loss from Operating
  Partnerships (Note D)                        (198,560)
(272,856)
                                               --------
--------

Expenses
  Professional fees                               5,310
-
  Partnership management fees (Note C)           62,721
60,094
  General and administrative expenses             5,873
6,411
                                               --------
--------

                                                 73,904
66,505
                                               --------
--------


  NET LOSS                                    $(272,438)
$(339,309)
                                               ========
========

Net loss allocated to assignees               $(269,714)
$(335,916)
                                               ========
========

Net loss allocated to general partner         $  (2,724)    $
(3,393)
                                               ========
========

Net loss per BAC                              $    (.09)    $
(.12)
                                               ========
========





       The accompanying notes are an integral part of these statements.

          Boston Capital Tax Credit Fund Limited Partnership

                         STATEMENTS OF OPERATIONS

                        Three Months Ended June 30,
                               (Unaudited)

                                                      SERIES 5

----------------------
                                                 2000
1999
                                                 ----
----
Income
  Interest income                             $     550     $
640
  Miscellaneous income                                -
-
                                               --------
--------

                                                    550
640
                                               --------
--------

Share of loss from Operating
  Partnerships (Note D)                         (28,686)
(2,982)
                                               --------
--------

Expenses
  Professional fees                                 530
-
  Partnership management fees (Note C)            9,369
9,592
  General and administrative expenses             1,481
1,931
                                               --------
--------

                                                 11,380
11,523
                                               --------
--------


  NET LOSS                                    $ (39,516)    $
(13,865)
                                               ========
========

Net loss allocated to assignees               $ (39,121)    $
(13,726)
                                               ========
========

Net loss allocated to general partner         $    (395)    $
(139)
                                               ========
========

Net loss per BAC                              $    (.05)    $
(.02)
                                               ========
========





       The accompanying notes are an integral part of these statements.

          Boston Capital Tax Credit Fund Limited Partnership

                         STATEMENTS OF OPERATIONS

                        Three Months Ended June 30,
                               (Unaudited)

                                                      SERIES 6

----------------------
                                                 2000
1999
                                                 ----
----
Income
  Interest income                             $     127     $
105
  Miscellaneous income                                -
-
                                               --------
--------

                                                    127
105
                                               --------
--------

Share of Income (loss) from Operating
  Operating Partnerships (Note D)                46,381
(43,301)
                                               --------
--------

Expenses
  Professional fees                               3,665
-
  Partnership management fees (Note C)           26,569
23,569
  General and administrative expenses             2,562
2,648
                                               --------
--------

                                                 32,796
26,217
                                               --------
--------


  NET LOSS                                    $  13,712     $
(69,413)
                                               ========
========

Net loss allocated to assignees               $  13,575     $
(68,719)
                                               ========
========

Net loss allocated to general partner         $     137     $
(694)
                                               ========
========

Net loss per BAC                              $     .00     $
(.05)
                                               ========
========





       The accompanying notes are an integral part of these statements.

          Boston Capital Tax Credit Fund Limited Partnership

               STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                   Three Months Ended June 30, 2000
                             (Unaudited)



                                               General
                                Assignees      Partner      Total
                                ---------      -------      -----


Partners' capital (deficit),
    April 1, 2000             $ 4,833,921     $(809,669) $
4,024,252


Net loss                         (580,610)       (5,864)
(586,474)
                               ----------      --------
----------


Partners' capital (deficit),
    June 30, 2000             $ 4,253,311     $(815,533) $
3,437,778
                               ==========      ========
==========
























       The accompanying notes are an integral part of these statements.

          Boston Capital Tax Credit Fund Limited Partnership

               STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                   Three Months Ended June 30, 2000
                             (Unaudated)


                                               General
                                Assignees      Partner
Total
                                ---------      -------
-----
Series 1
--------

Partners' capital (deficit),
    April 1, 2000             $(1,487,824)    $(129,396)
$(1,617,220)

Net loss                          (47,464)         (479)
(47,943)
                                ---------      --------    --
--------
Partners' capital (deficit),
    June 30, 2000             $(1,535,288)    $(129,875)
$(1,665,163)
                                =========      ========
==========

Series 2
--------

Partners' capital (deficit),
    April 1, 2000             $   570,860     $ (64,277)   $
506,583

Net loss                          (59,351)         (600)
(59,951)
                                ---------       -------
---------

Partners' capital (deficit),
    June 30, 2000             $   511,509     $ (64,877)   $
446,632
                                =========       =======
=========

Series 3
--------

Partners' capital (deficit),
    April 1, 2000             $(1,297,906)    $(267,568)
$(1,565,474)

Net loss                         (178,535)       (1,803)
(180,338)
                               ----------      --------
----------

Partners' capital (deficit),
    June 30, 2000             $(1,476,441)    $(269,371)
$(1,745,812)
                               ==========      ========
==========


       The accompanying notes are an integral part of these statements.

          Boston Capital Tax Credit Fund Limited Partnership

               STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                   Three Months Ended June 30, 2000
                             (Unaudited)



                                               General
                                Assignees      Partner      Total
                                ---------      -------      -----
Series 4
--------

Partners' capital (deficit),
    April 1, 2000             $ 4,053,911     $(221,783)  $
3,832,128

Net loss                         (269,714)       (2,724)
(272,438)
                               ----------      --------
----------
Partners' capital (deficit),
    June 30, 2000             $ 3,784,197     $(224,507)  $
3,559,690
                               ==========      ========
=========

Series 5
--------

Partners' capital (deficit),
    April 1, 2000             $  605,927     $  (36,052)  $
569,875

Net loss                         (39,121)          (395)
(39,516)
                               ---------        -------
---------

Partners' capital (deficit),
    June 30, 2000             $  566,806      $ (36,447)  $
530,359
                               =========        =======
=========

Series 6
--------

Partners' capital (deficit),
    April 1, 2000             $2,388,953      $ (90,593)  $
2,298,360

Net loss                          13,575            137
13,712
                               ---------         ------     -----
----

Partners' capital (deficit),
    June 30, 2000             $2,402,528      $ (90,456)
$2,312,072
                               =========        =======
=========

       The accompanying notes are an integral part of these
statements.
                                   17

            Boston Capital Tax Credit Fund Limited Partnership

                          STATEMENTS OF CASH FLOWS

                         Three Months Ended June 30,
                                (Unaudited)



                                             2000
1999
                                             ----
----
Cash flows from operating activities:
    Net loss                              $  (586,474)
$(1,037,190)
    Adjustments
       Distributions from Operating
         Partnerships                          12,405
3,191
       Amortization                                 -
-
       Share of loss from Operating
         Partnerships                         335,644
796,937

    Changes in assets and liabilities
       Increase (Decrease) in accounts,
         payable                              261,306
272,047
       Decrease (Increase) in other
         assets                               (15,001)
(23,504)
                                           ----------
----------

         Net cash provided by (used in)
           operating activities                 7,880
11,481
                                           ----------
----------

        INCREASE (DECREASE) IN CASH AND CASH
           EQUIVALENTS                          7,880
11,481

Cash and cash equivalents, beginning          149,652
160,135
                                           ----------
----------

Cash and cash equivalents, ending         $   157,532    $
171,616
                                           ==========
==========





      The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund Limited Partnership

                           STATEMENTS OF CASH FLOWS

                          Three Months Ended June 30,
                                 (Unaudited)

                                                    Series 1

-------------------------
                                               2000
1999
                                               ----
----
Cash flows from operating activities:
    Net loss                              $   (47,943)   $
(51,458)    Adjustments
       Distributions received from
         (refunded to)Operating Partnerships        -
(1,398)
       Amortization                                 -
-
       Share of loss from Operating
         Partnerships                               -
1,544

    Changes in assets and liabilities
       Increase (Decrease) in accounts
         payable                               45,717
46,762
       Decrease (Increase) in other
         assets                                     -
-
                                           ----------
----------

         Net cash provided by (used in)
           operating activities                (2,226)
(4,550)
                                           ----------
----------

        INCREASE (DECREASE) IN CASH AND CASH
           EQUIVALENTS                         (2,226)
(4,550)

Cash and cash equivalents, beginning           11,172
6,640
                                           ----------
----------

Cash and cash equivalents, ending         $     8,946    $
2,090
                                           ==========
==========





      The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund Limited Partnership

                           STATEMENTS OF CASH FLOWS

                         Three Months Ended June 30,
                                (Unaudited)

                                                    Series 2

-------------------------
                                              2000
1999
                                              ----
----
Cash flows from operating activities:
    Net loss                              $   (59,951)   $
(68,569)
    Adjustments
       Distributions from Operating
         Partnerships                               -
800
       Amortization                                 -
-
       Share of loss from Operating
         Partnerships                          42,809
50,359

    Changes in assets and liabilities
       Increase (Decrease) in accounts
         payable                               17,677
18,739
       Decrease (Increase) in other
         assets                                     -
-
                                           ----------
----------

         Net cash provided by (used in)
           operating activities                   535
1,329
                                           ----------
----------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                   535
1,329

Cash and cash equivalents, beginning            4,403
5,497
                                           ----------
----------

Cash and cash equivalents, ending         $     4,938    $
6,826
                                           ==========
==========




      The accompanying notes are an integral part of these statements.

          Boston Capital Tax Credit Fund Limited Partnership

                        STATEMENTS OF CASH FLOWS

                       Three Months Ended June 30,
                              (Unaudited)

                                                    Series 3

-------------------------
                                             2000
1999
                                             ----
----
Cash flows from operating activities:
    Net loss                              $  (180,338)   $
(494,576)
    Adjustments
       Distributions from Operating
         Partnerships                               -
1,029
       Amortization                                 -
-
       Share of loss from Operating
         Partnerships                         111,970
425,895

    Changes in assets and liabilities
       Increase (Decrease) in accounts
         payable                               77,528
70,432
       Decrease (Increase) in other
         assets                               (12,300)
-
                                           ----------
----------

         Net cash provided by (used in)
           operating activities                (3,140)
2,780
                                           ----------
----------

         INCREASE (DECREASE) IN CASH AND CASH
           EQUIVALENTS                         (3,140)
2,780

Cash and cash equivalents, beginning            7,782
2,331
                                           ----------
----------

Cash and cash equivalents, ending         $     4,642    $
5,111
                                           ==========
=========





      The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund Limited Partnership

                           STATEMENTS OF CASH FLOWS

                          Three Months Ended June 30,
                                 (Unaudited)
                                                    Series 4

-------------------------
                                             2000
1999
                                             ----
----
Cash flows from operating activities:
    Net loss                              $ (272,438)   $
(339,309)
    Adjustments
       Distributions from Operating
         Partnerships                              2
-
       Amortization                                -
-
       Share of loss from Operating
         Partnerships                        198,560
272,856

    Changes in assets and liabilities
       Increase (Decrease) in accounts
         payable                              74,384
88,853
       Decrease (Increase) in other
         assets                               (2,701)
(23,504)
                                           ---------
----------

         Net cash provided by (used in)
           operating activities               (2,193)
(1,104)
                                           ---------
----------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS               (2,193)
(1,104)

Cash and cash equivalents, beginning           5,558
10,320
                                           ---------
----------

Cash and cash equivalents, ending         $    3,365    $
9,216
                                           =========
==========






      The accompanying notes are an integral part of these
statements.
                                   22

              Boston Capital Tax Credit Fund Limited Partnership

                            STATEMENTS OF CASH FLOWS

                          Three Months Ended June 30,
                                 (Unaudited)

                                                    Series 5

-------------------------
                                               2000
1999
                                               ----
----
Cash flows from operating activities:
    Net loss                              $   (39,516)   $
(13,865)
    Adjustments
       Distributions from Operating
         Partnerships                               -
-
       Amortization                                 -
-
       Share of loss from Operating
         Partnerships                          28,686
2,982

    Changes in assets and liabilities
       Increase (Decrease) in accounts
         payable                                9,429
9,865
       Decrease (Increase) in other
         assets                                     -
-
                                           ----------
----------

         Net cash provided by (used in)
           operating activities                (1,401)
(1,018)
                                           ----------
----------
         DECREASE IN CASH AND CASH
           EQUIVALENTS                         (1,401)
(1,018)

Cash and cash equivalents, beginning          105,507
118,832
                                           ----------
----------

Cash and cash equivalents, ending         $   104,106     $
117,814
                                           ==========
==========




      The accompanying notes are an integral part of these statements.

                                   23

             Boston Capital Tax Credit Fund Limited Partnership

                           STATEMENTS OF CASH FLOWS

                          Three Months Ended June 30,
                                 (Unaudited)

                                                    Series 6

-------------------------
                                              2000
1999
                                              ----
----
Cash flows from operating activities:
    Net loss                              $    13,712     $
(69,413)
    Adjustments
       Distributions from Operating
         Partnerships                          12,403
2,760
       Amortization                                 -
-
       Share of loss (Income)from
         Operating Partnerships               (46,381)
43,301

    Changes in assets and liabilities
       Increase (Decrease) in accounts
         payable                               36,571
37,396
       Decrease (Increase) in other
         assets                                     -
-
                                           ----------
----------

         Net cash provided by (used in)
           operating activities                16,305
14,044
                                           ----------
----------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                16,305
14,044

Cash and cash equivalents, beginning           15,230
16,515
                                           ----------
----------

Cash and cash equivalents, ending         $    31,535    $
30,559
                                           ==========
==========





      The accompanying notes are an integral part of these statements.

                                   24

              Boston Capital Tax Credit Fund Limited Partnership
                        NOTES TO FINANCIAL STATEMENTS
                               June 30, 2000
                                (Unaudited)
NOTE A - ORGANIZATION

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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

     The condensed financial statements included herein as of June 30,
2000 and for the three months then ended have been prepared by the
Partnership, without audit, pursuant to the rules and regulations of the
Securities and Exchange Commission. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the
Partnership adjusts its investment cost for its share of each Operating
Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Partnership in acquiring the investments in
Operating Partnerships are capitalized to the investment account.
The
Partnership's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested


                                    25
           Boston Capital Tax Credit Fund Limited Partnership
               NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            June 30, 2000
                             (Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES (continued) that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's
Annual Report on Form 10-K.

NOTE C - RELATED PARTY TRANSACTIONS
       The Partnership has entered into several transactions with various affiliates of the general partner, including Boston Capital
Partners, Inc. and
Boston Capital Asset Management Limited Partnership.

       General and administrative expenses incurred by Boston
Capital
Partners, Inc. and its affiliates were charged to each series'
operations for
the quarters ended June 30, 2000 and 1999 as follows:
                               2000       1999
                              -----      -----
                Series 1    $   501    $ 1,324
                Series 2        841      1,272
                Series 3        887      2,433
                Series 4        965      2,179
                Series 5        386        904
                Series 6        501      1,147
                             ------     ------
                            $ 4,081    $ 9,259
                             ======     ======

       An annual partnership management fee based on .375 percent of the
aggregate cost of all apartment complexes owned by the Operating
Partnerships
has been accrued to Boston Capital Asset Management Limited Partnership. The partnership management fee accrued for the quarters ended June 30, 2000 and 1999 are as follows:
                               2000        1999
                               ----        ----
                Series 1   $ 45,216    $ 45,216
                Series 2     16,836      17,310
                Series 3     67,497      67,497
                Series 4     62,721      62,721
                Series 5      9,429       9,864
                Series 6     36,069      36,069
                            -------     -------
                           $237,768    $238,677
                            =======     =======
      Accounts payable - affiliates at June 30, 2000 and 1999 represents accrued general and administrative expenses, partnership management fees, and advances from an affiliate of the general partner, which are payable to
Boston Capital Partners, Inc., and Boston Capital Asset
Management Limited
Partnership.

                                    26
          Boston Capital Tax Credit Fund Limited Partnership
               NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            June 30, 2000
                             (Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS  (continued)
      As of June 30, 2000, an affiliate of the general partner advanced a total of $584,629 to the Partnership to pay certain operating expenses of the Partnership, and to make advances and/or loans to Operating Partnerships. $23,000 of the total was advanced during the quarter ended June 30, 2000. Below is a summary, by series, of the advances made to date.

                               2000
                               -------
                   Series 1   $ 76,810
                   Series 2     55,000
                   Series 3    135,550
                   Series 4    317,269
                               -------
                              $584,629
                               =======

These advances are included in Accounts payable-affiliates. These advances, and any additional advances, will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships.

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS
       At June 30, 2000 and 1999, the Partnership had limited partnership interests in one hundred and five Operating Partnerships which own operating apartment complexes as follows: nineteen in Series 1; eight in Series 2;
thirty-three in Series 3; twenty-five in Series 4; five in Series 5; and fifteen in Series 6.

       Under the terms of the Partnership's investment in each Operating
Partnership, the Partnership was required to make capital contributions to such Operating Partnerships. These contributions were payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. At June 30, 2000 and 1999, all capital contributions had been paid.

       The Partnership's fiscal year ends March 31 of each year, while all the
Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating
Partnerships are for the three months ended March 31, 2000.

       The combined unaudited summarized statements of operations of the
Operating Partnerships for the three months ended March 31, 2000 and 1999
are as follows:
                                   27

            Boston Capital Tax Credit Fund Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                              June 30, 2000
                               (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                       Three Months Ended March 31,
                              (Unaudited)

                                                 Series 1

---------------------------
                                          2000             1999
                                          ----             ----
Revenues
   Rental                             $ 1,351,377      $
1,278,692
   Interest and other                      44,400
74,351
                                        ---------        -
--------
                                        1,395,777
1,353,043
                                        ---------        -
--------
Expenses
  Interest                                348,587
304,880
  Depreciation and amortization           529,536
470,060
  Operating expenses                    1,256,023
1,046,710
                                        ---------        --
-------
                                        2,134,146
1,821,650
                                        ---------        -
--------
          NET LOSS                    $  (738,369)     $
(468,607)
                                        =========
=========
Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership                $         -      $
(1,544)
                                        =========
=========

Net loss allocated to other partners  $    (7,384)     $
(4,686)
                                        =========
=========

Net loss suspended                    $  (730,985)     $
(462,377)
                                        =========
=========

The variance in allowable loss from the Operating Partnerships for the three months ended March 31, 2000 and 1999 is mainly a result of the way the
Partnership accounts for its investment in Operating
Partnerships.  The
Partnership accounts for its investments using the equity method of
accounting.  Under the equity method of accounting, the
Partnership adjusts
its investment cost for its share of each Operating Partnership's results of
operations and for any distributions received or accrued.
However, the
Partnership recognizes individual operating losses only to the extent of
capital contributions.  Excess losses are suspended for use in future years to
offset excess income.
                                   28

            Boston Capital Tax Credit Fund Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                              June 30, 2000
                               (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                       Three Months Ended March 31,
                              (Unaudited)

                                                Series 2

--------------------------
                                           2000             1999
                                           ----             ----
 Revenues
   Rental                             $   354,983     $
338,724
   Interest and other                      16,513
19,957
                                        ---------
---------
                                          371,496
358,681
                                        ---------
---------
Expenses
  Interest                                 71,145
106,389
  Depreciation and amortization           103,220
110,529
  Operating expenses                      291,670
275,884
                                        ---------
---------
                                          466,035
492,802
                                        ---------
---------
          NET LOSS                    $   (94,539)     $
(134,121)
                                        =========
=========
Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership                $   (42,809)     $
(50,359)
                                        =========
=========

Net loss allocated to other partners  $      (945)     $
(1,341)
                                        =========
=========

Net loss suspended                    $   (50,784)     $
(82,421)
                                        =========
=========

The variance in allowable loss from the Operating Partnerships for the three
months ended March 31, 2000 and 1999 is mainly a result of the way the
Partnership accounts for its investment in Operating
Partnerships.  The
Partnership accounts for its investments using the equity method of
accounting.  Under the equity method of accounting, the
Partnership adjusts
its investment cost for its share of each Operating Partnership's results of
operations and for an distributions received or accrued.
However, the
Partnership recognizes individual operating losses only to the extent of
capital contributions.  Excess losses are suspended for use in future years to
offset excess income.
                                   29

            Boston Capital Tax Credit Fund Limited Partnership

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED
                              June 30, 2000
                               (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                       Three Months Ended March 31,
                              (Unaudited)

                                                  Series 3

--------------------------
                                          2000             1999
 Revenues                                 ----             ----

   Rental                             $ 1,822,878      $
1,656,021
   Interest and other                     107,640
88,021
                                        ---------
---------
                                        1,930,518
1,744,042
                                        ---------
---------
Expenses
  Interest                                569,298
577,450
  Depreciation and amortization           642,085
621,907
  Operating expenses                    1,259,311
1,325,316
                                        ---------
---------
                                        2,470,694
2,524,673
                                        ---------        ---------
          NET LOSS                    $  (540,176)     $
(780,631)
                                       ==========
==========
Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership                $  (111,970)     $
(425,895)
                                       ==========
==========

Net loss allocated to other partners  $    (5,402)     $
(7,806)
                                       ==========
==========

Net loss suspended                    $  (422,804)     $
(346,930)
                                       ==========
==========

The variance in allowable loss from the Operating Partnerships for the three
months ended March 31, 2000 and 1999 is mainly a result of the way the
Partnership accounts for its investment in Operating
Partnerships.  The
Partnership accounts for its investments using the equity method of
accounting.  Under the equity method of accounting, the
Partnership adjusts
its investment cost for its share of each Operating Partnership's results of
operations and for any distributions received or accrued.
However, the
Partnership recognizes individual operating losses only to the extent of
capital contributions.  Excess losses are suspended for use in future years to
offset excess income.
                                    30

           Boston Capital Tax Credit Fund Limited Partnership

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                             June 30, 2000
                              (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                       Three Months Ended March 31,
                              (Unaudited)

                                                  Series 4

----------------------------
                                          2000             1999
 Revenues                                 ----             ----
   Rental                             $ 1,705,030      $
1,625,460
   Interest and other                      88,825
68,452
                                       ----------
----------
                                        1,793,855
1,693,912
                                       ----------
----------
Expenses
  Interest                                628,057
661,123
  Depreciation and amortization           684,657
567,629
  Operating expenses                    1,139,160
1,158,614
                                       ----------
----------

                                        2,451,874
2,387,366
                                       ----------
----------
          NET LOSS                    $  (658,019)     $
(693,454)
                                       ==========
==========
Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership                $  (198,560)     $
(272,856)
                                       ==========
==========
Net loss allocated to other partners  $    (6,580)     $
(6,935)
                                       ==========
==========

Net loss suspended                    $  (452,879)     $
(413,663)
                                       ==========
==========

The variance in allowable loss from the Operating Partnerships for the three months ended March 31, 2000 and 1999 is mainly a result of the way the
Partnership accounts for its investment in Operating
Partnerships.  The
Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. However, the
Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.

                                   31
            Boston Capital Tax Credit Fund Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                             June 30, 2000
                              (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                       Three Months Ended March 31,
                              (Unaudited)

                                                  Series 5

--------------------------
                                           2000             1999
 Revenues                                  ----             ----
   Rental                               $ 170,335        $
166,530
   Interest and other                      14,587
16,916
                                          -------
--------

                                          184,922
183,446
                                          -------
--------
Expenses
  Interest                                 22,167
54,046
  Depreciation and amortization            58,140
55,753
  Operating expenses                      156,043
116,971
                                          -------
--------
                                          236,350
226,770
                                          -------
--------

          NET LOSS                      $ (51,428)       $
(43,324)
                                         ========
========
Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership                  $ (28,686)       $
(2,982)
                                         ========
========

Net loss allocated to other partners    $    (514)       $
(433)
                                         ========
========

Net loss suspended                      $ (22,228)       $
(39,909)
                                         ========
========

The variance in allowable loss from the Operating Partnerships for the three
months ended March 31, 2000 and 1999 is mainly a result of the way the Partnership accounts for its investment in Operating Partnerships. The Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. However, the Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.
                                    32

           Boston Capital Tax Credit Fund Limited Partnership

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            June 30, 2000
                             (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                       Three Months Ended March 31,
                              (Unaudited)

                                                  Series 6

--------------------------
                                          2000             1999
 Revenues                                 ----             ----
   Rental                              $1,087,304
$1,050,824
   Interest and other                      67,705
59,769
                                        ---------
---------

                                        1,155,009
1,110,593
                                        ---------
---------
Expenses
  Interest                                291,604
333,401
  Depreciation and amortization           368,160
305,245
  Operating expenses                      602,430
588,290
                                        ---------
---------
                                        1,262,194
1,226,936
                                        ---------
---------
          NET LOSS                     $ (107,185)      $
(116,343)
                                        =========
=========
Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership                 $   46,381       $
(43,301)
                                        =========
=========

Net loss allocated to other partners   $   (1,072)      $
(1,163)
                                        =========
=========

Net loss suspended                     $ (152,494)      $
(71,879)
                                        =========
=========

The variance in allowable loss from the Operating Partnerships for the three
months ended March 31, 2000 and 1999 is mainly a result of the way the
Partnership accounts for its investment in Operating
Partnerships.  The
Partnership accounts for its investments using the equity method of
accounting.  Under the equity method of accounting, the
Partnership adjusts
its investment cost for its share of each Operating Partnership's results of
operations and for any distributions received or accrued.
However, the
Partnership recognizes individual operating losses only to the extent of
capital contributions.  Excess losses are suspended for use in future years to
offset excess income.
                                   33

             Boston Capital Tax Credit Fund Limited Partnership

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           June 30, 2000
                            (Unaudited)

NOTE E - TAXABLE LOSS

        The Partnership's taxable loss for the year ended December 31, 2000 is expected to differ from its loss for financial reporting purposes for the year ended March 31, 2001. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods. No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners and assignees individually.




































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

    The Partnership is currently accruing the annual partnership management fee. Partnership management fees accrued during the quarter ended June 30, 2000 were $237,768 and total partnership management fees accrued as of
June 30, 2000 were $7,637,950. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Partnership receives sales or refinancing proceeds from Operating Partnerships, which will be used to satisfy such liabilities.

    The Partnership has recorded $656,898 as payable to affiliates. This represents advances to pay certain third party operating expenses of the Partnership, and to make advances and/or loans to Operating Partnerships, and accrued overhead allocations. The breakout between series is: $84,336 in series 1, $72,767 in series 2, $160,306 in series 3, $333,580 in series
4, none in series 5, and $5,909 in series 6. These and any future advances or accruals will be paid, without interest, from available cash flow, reporting fees, or proceeds of sales or refinancing of the Partnership's interest in Operating Partnerships.

Capital Resources
-----------------
    The Partnership offered BACs in a Public Offering declared effective by
the Securities and Exchange Commission on August 29, 1988.  The
Partnership
received and accepted subscriptions for $97,746,940 representing
9,800,600
BACs from investors admitted as BAC Holders in Series 1 through Series 6 of the Partnership. Offers and sales of BACs in Series 1 through Series 6 of the
Partnership were completed and the last of the BACs in Series 6 were issued by the Partnership on September 29, 1989. At June 30, 2000 and 1999 the
Partnership had limited partnership equity interests in 105
Operating
Partnerships.












                                  35
Capital Resources (continued)
-----------------
     As of June 30, 2000 the Partnership had $157,532 in remaining net offering proceeds. Below is a table, which provides, by series, the equity raised, number of BAC's sold, final date BAC's were offered, number of properties invested in, and remaining proceeds.

                                      Final        Number of
Proceeds Series     Equity        BAC's      Close Date
Properties     Remaining
------   -----------    ---------   ----------    ----------
---------
  1      $12,999,000    1,299,900    12/18/88         19
$  8,946
  2        8,303,000      830,300    03/30/89          8
4,938
  3       28,822,000    2,882,200    03/14/89         33
4,642
  4       29,788,160    2,995,300    07/07/89         25
3,365
  5        4,899,000      489,900    08/22/89          5
104,106
  6       12,935,780    1,303,000    09/29/89         15
31,535
         -----------    ---------                    ---
-------
         $97,746,940    9,800,600                    105
$157,532
         ===========    =========                    ===
=======


































                                   36
Results of Operations
---------------------

    At June 30, 2000 and 1999 the Partnership held limited partnership interests in 105 Operating Partnerships. In each instance the Apartment
Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test(i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

    The Partnership incurs an annual partnership management fee to the General
Partner and/or its affiliates in an amount equal to 0.375% of the aggregate cost of the Apartment Complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid by the Operating Partnerships. The annual partnership management fee is currently being accrued. It is anticipated that outstanding fees will be repaid from sale or refinancing proceeds. The annual partnership management fee charged to operations for the quarters ended June 30, 2000 and 1999, net of reporting fees were $206,637 and $217,350, respectively.

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

Series 1.
---------  As of June 30, 2000 and 1999, the average Qualified
Occupancy for the series was 100%. The series had a total of 19 properties at June 30, 2000, all of which were at 100% Qualified
Occupancy.

      For the three months being reported, the series reflects a net loss from
Operating Partnerships of $738,369. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect a net loss of $208,833.

      Substantially all of the adjusted net loss is attributable to accrued mortgage interest not payable currently by Genesee Commons Associates (River Park Commons), Kingston Property Associates (Broadway East Townhomes), and Unity Park Associates
(Unity Park Phase II).   All three partnerships have forbearance
agreements in place allowing the properties to pay minimal mortgage payments while the properties continue to accrue all
interest payments due.    All three properties also received
loans from the state housing agency, which were used to complete rehabilitation work. Operations at both Genesse Commons Associates and Kingston Property Associates appear to

                                  37
be improving and the properties are making partial mortgage payments.
Although the repairs have had a positive financial impact on Genesse Commons Associates and Kingston Property Associates, due to economic conditions in Niagra, NY, Unity Park Associates remains unable to support itself without substantial loans from the Operating General Partner. At this time the Operating General Partner is negotiating a Deed-in-lieu transfer of ownership with the State of New York. It is anticipated the Unity Park Phase II property will be transferred to the State of New York in August or September 2000. When the transfer occurs, the partnership will incur recapture and interest penalties. The Investment General Partner has estimated the overall credit yield for 2000 to decrease by 1.0% to 1.5% as a result of the recapture

    The properties owned by Townhomes of Minnehaha Court (Minnehaha Court Apartments) and Virginia Circle (Virginia Circle Townhomes) have shown improved operating results but continue to incur high operating expenses. During 1999, the properties were able to operate without financial assistance from the Operating General Partner and generated positive cash flow. This improvement in operations is expected to continue. Minnesota Housing Finance Agency has continued their commitment to support improved operations by granting interest free mortgage loans to Townhomes of Minnehaha and Virginia Circle to correct deferred maintenance issues. All of the exterior items at each property have been completed and the remaining maintenance items will be completed as units turnover.

Series 2.
---------  As of June 30, 2000 and 1999, the average Qualified
Occupancy for the series was 100% for both years. The series had a total of eight properties at June 30, 2000 all of which were at 100% Qualified Occupancy.

      For the three months being reported the series reflects a net loss from the Operating Partnerships of $94,539. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect a positive operations of $8,681.

     The properties owned by Haven Park Partners III, A California L.P. (Glenhaven Park III) and Haven Park Partners IV, A California L.P. (Glenhaven Park IV) continue to suffer from high operating expenses compared to operating income. In an effort to operate the properties in a more cost effective manner, the Investment General Partner has commenced discussions with a local third party management company to assume the role of both Operating General Partner and Property Manager. If an agreement can be reached, it is anticipated that they will take over management of the properties within 30 to 45 days. Occupancy at both Haven Park III and Haven Park IV has stabilized as a result of repairs to unit interiors. At June 30, 2000 physical occupancy at the properties was 100%.

      Annadale Housing Partners (Kingsview Manor & Estates) reported net losses due to operational issues associated with the property. In order to address these issues, the Operating General Partner hired a consultant to assist management in aggressively marketing the property. In addition, the managing agent hired a new on-site manager and leasing agent. As a result of the aforementioned
                                 38
changes, occupancy reached 92% as of December 31, 1999, 93.7% as of March 31,
2000, and 92.3% as of June 30, 2000. In order to reduce operating costs, a loan restructure was finalized with the first mortgage lender. In exchange for a payment of $620,457, the monthly mortgage payments were reduced by 79%, thereby alleviating the property of a large monthly cash obligation. The payment to the first mortgage holder was funded through the sale of a portion of the Operating Partnership's future credit stream. With the additional cash available from a lower monthly debt service payment and increased rental rates, property operations
are anticipated to improve significantly over prior years.   As
of June 30, 2000, the property has been successful in maintaining break-even operations, and the Investment General Partner continues to monitor this situation closely.

Series 3.
---------  As of June 30, 2000 and 1999, the average Qualified
Occupancy for the series was 99.1% and 99.7% respectively. The series had a total of 33 properties at June 30, 2000 of which 30 were at 100% Qualified Occupancy.

      For the three months being reported series reflects a net loss from the
Operating Partnerships of $540,176. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect a positive operation of $101,909.

      Lakewood Terrace Limited Partnership (Lakewood Terrace Apartments) operated with a net loss during 1999 primarily as a result of the extensive amount of capital improvements that were made during the year. A portion of the expense was reimbursed from the replacement reserve account but the property funded the balance of the costs through operations. Capital improvements of this magnitude are not anticipated in 2000. Despite the fact that occupancy averaged 97.5% during 1999, the property could not sustain the expenses it incurred and closed the year with high payables on their balance sheet. Occupancy continues to be strong throughout the first six months of 2000 as evidenced by an average of 99.6%. The Operating General Partner has been successful in securing a four (4) year contract with HUD and has also been granted a 2.2% rental increase. The increase in rents and continued high occupancy should financially assist the partnership.

      The Investment General Partner continues to monitor the operations of Lincoln Hotel Associates (Lincoln Apartments) in an effort to improve the overall operations of the series. As of June 30, 2000 the physical occupancy of the property was 94%.
The management company, with the assistance of area housing agencies and a more thorough screening process, has greatly improved the occupancy. The improved occupancy, along with expense reductions, has resulted in a net income for the six-month period ended June 30, 2000 of $55,352.

      The property owned by California Investors VI LP (Orchard
Park) sustained a physical occupancy of 94.6% for the first six months of 2000. This stability has been the result of the management company's aggressive marketing efforts and the many capital improvements completed at the property, including office renovations and the addition of an activity center. These

                                  39
improvements have been successful in attracting and retaining tenants. The property's surrounding area is experiencing economic growth which includes a major public sports park, currently being developed next to Orchard Park and scheduled to be completed in the fall of 2000. In addition to the park, a high school is in the process of construction. It is however, progressing slowly and its completion date is unknown as of this time. These types of public development in the area should increase the quantity of automobile traffic around Orchard Park and in turn should continue to assist with marketing efforts. Currently, the Investment Limited Partnership is negotiating with a third party to assume the management of the partnership along with the general partner interest.

      Operations continue to improve at Hidden Cove Apartments (Hidden Cove) as evidenced by stabilized occupancy and increased rental collections. To date the property has been able to complete minor capital improvements and fund its replacement reserve account without financial assistance. It is anticipated that the property will be able to operate at breakeven, barring any significant unforeseen repairs. At this time, the Operating General Partner has commenced negotiations with the property's management company aimed at transferring the Operating General Partnership interest to that entity. It is anticipated that the addition of a local Operating General Partner will enhance the property's ability to refinance its permanent mortgage.

      Central Parkway Towers (Central Parkway Towers), continues to experience occupancy problems. Overall physical occupancy at the property in the second quarter of 2000 was 64%, a 6% increase from the first quarter figure of 58%. Management reports that the low occupancy results from residents having more housing options available to them. The low occupancy continues to result in operating deficits, accrued liabilities, and deferred maintenance. The Operating General Partner notified the Investment General Partner in January 2000 of its intention not to fund further operating shortfalls as its required obligation of $600,000 had been fulfilled. Since that time the Operating General Partner has become more willing to be a part of the turnaround solution. Management recently signed a contract with the city for a 15 unit set aside - this represented an increase over its previous commitment of 10 units. The increased city funding was retroactive to January 1, 2000, and management is continuing its efforts towards renegotiating a final contract with the County Mental Health Board to increase the County's commitment beyond 15 units. Management has also initiated discussions with the Hamilton County Corrections Board regarding its interest in utilizing a portion of the property's units. Management continues to work with city, state, and federal agencies to expand referrals and contracts. In June, the Investment General Partner met with the lessor to further explore options for dealing with the financial problems at the property. The lessor would not agree to an outright reduction of the lease payment. However, it will consider restructuring the property's lease payment to one that is based on the greater of cash flow or a yet to be decided set minimum dollar amount. The lessor also indicated a willingness to work together with the Investment General Partner to jointly seek additional housing support agencies who would be willing to commit to blocks of units and to jointly seek operating deficit support from various agency sources.

                                 40
       The Operating General Partner of Rainbow Housing Associates (Rainbow Apartments) has notified the Investment General Partner that the State Housing Credit Agency has filed Form 8823 with the Internal Revenue Service indicating certain instances of non-compliance with IRS Section 42 code and regulations. The Operating General Partner engaged legal counsel to respond to the content of Form 8823 and as of this date, that response was in the final stages of completion. At this time, the Operating General Partner and its counsel do not anticipate an outcome that would have a material effect on the Partnership.

Series 4.
---------  As of June 30, 2000 and 1999, the average Qualified
Occupancy for the series was 100% for both years.  The series had
a
total of 25 properties at June 30, 2000, all of which were at
100%
Qualified Occupancy.

      For the three months being reported the series reflects a net loss from the Operating Partnerships of $658,019. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $26,638.

      While overall positive operations are being reported, Unity Park Associates (Unity Park Phase II) continues to operate at a loss. The Operating Partnership has a forbearance agreement in place allowing the property to pay minimal mortgage payments while the property continues to accrue all interest payments due. In addition, Unity Park Associates received loans from the state housing agency, which were used to complete rehabilitation work. However, due to economic conditions in Niagra, NY, the property remains unable to support itself without substantial loans from the Operating General Partner. The Operating General Partner is negotiating a Deed-in-lieu transfer of ownership with the State of New York. It is anticipated the Unity Park Phase II property will be transferred to the State of New York in August or September 2000. When the transfer occurs, the partnership will incur recapture and interest penalties. The Investment General Partner has estimated the overall credit yield for 2000 to decrease by 3.0% to 3.5% as a result of the recapture.

      Central Parkway Towers (Central Parkway Towers), continues to experience occupancy problems. Overall physical occupancy at the property in the second quarter of 2000 was 64%, a 6% increase from the first quarter figure of 58%. Management reports that the low occupancy results from residents having more housing options available to them. The low occupancy continues to result in operating deficits, accrued liabilities, and deferred maintenance. The Operating General Partner notified the Investment General Partner in January 2000 of its intention not to fund further operating shortfalls as its required obligation of $600,000 had been fulfilled. Since that time the Operating General Partner has become more willing to be a part of the turnaround solution. Management recently signed a contract with the city for a 15 unit set aside - this represented an increase over its previous commitment of 10 units. The increased city funding was retroactive to January 1, 2000, and management is continuing its efforts towards renegotiating a final contract with the County Mental Health Board to increase the County's commitment beyond

                                 41
15 units. Management has also initiated discussions with the Hamilton County Corrections Board regarding its interest in utilizing a portion of the property's units. Management continues to work with city, state, and federal agencies to expand referrals and contracts. In June, the Investment General Partner met with the lessor to further explore options for dealing with the financial problems at the property. The lessor would not agree to an outright reduction of the lease payment. However, it will consider restructuring the property's lease payment to one that is based on the greater of cash flow or a yet to be decided set minimum dollar amount. The lessor also indicated a willingness to work together with the Investment General Partner to jointly seek additional housing support agencies who would be willing to commit to blocks of units and to jointly seek operating deficit support from various agency sources.

       The property owned by Haven Park Partners, A California L.P. (Glenhaven Park II) continues to suffer from excessive operating expenses compared to operating income. In an effort to operate the properties in a more cost effective manner, the Investment General Partner has commenced discussions with a local third party management company to assume the role of both Operating General Partner and Property Manager. If an agreement can be reached it is anticipated that they will take over management of the properties within 30 to 45 days. As a result of repairs to unit interiors, occupancy levels have stabilized. At June 30, 2000 physical occupancy at Haven Park II was 93%.

Series 5.
---------  As of June 30, and 1999, the average Qualified
Occupancy for the series was 100% for both years. The series had a total of five properties at June 30, 2000, all of which were at 100% Qualified Occupancy.

      For the three months being reported the series reflects a net loss from the Operating Partnerships of $51,428. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect a positive operation of $6,712.

      Annadale Housing Partners (Kingsview Manor & Estates) reported net losses due to operational issues associated with the property. In order to address these issues, the Operating General Partner hired a consultant to assist management in aggressively marketing the property. In addition, the managing agent hired a new on-site manager and leasing agent. As a result of the aforementioned changes, occupancy reached 92% as of December 31, 1999, 93.7% as of March 31, 2000, and 92.3% as of
June 30, 2000. In order to reduce operating costs, a loan restructure was finalized with the first mortgage lender. In exchange for a payment of $620,457, the monthly mortgage payments were reduced by 79%, thereby alleviating the property of a large monthly cash obligation. The payment to the first mortgage holder was funded through the sale of a portion of the Operating Partnership's future credit stream. With the additional cash available from a lower monthly debt service payment and increased rental rates, property operations are anticipated to improve
significantly from prior years.   As of June 30, 2000, the
property has been successful in maintaining break-even operations. The Investment General Partner continues to monitor this situation closely.

                                  42
       The property owned by Glenhaven Part Partners, A California L.P. (Glenhaven Estates) continues to suffer from excessive operating expenses compared to operating income. In an effort to operate the properties in a more cost effective manner, the Investment General Partner has commenced discussions with a local third party management company to assume the role of both Operating General Partner and Property Manager. If an agreement can be reached it is anticipated that they will take over
management of the properties within 30 to 45 days.   As a result
of repairs to unit interiors, occupancy was expected to stabilize, however due largely to tenant evictions, the property has experienced high turnover. Occupancy as of June 30, 2000 was 83%.

Series 6.
---------  As of June 30, 2000 and 1999, the average Qualified
Occupancy for the series was 100% for both years. The series had a total of 15 properties at June 30, 2000, all of which were at 100% Qualified Occupancy.

     For the three months being reported the series reflects a net loss from the Operating Partnerships of $107,185. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of
$260,975.








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















                                 43

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





















                                  44

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



                                BOSTON CAPITAL TAX CREDIT
                                FUND LIMITED PARTNERSHIP



                           By:  Boston Capital Associates Limited
                                Partnership, General Partner



                           By:  C&M Associates, d/b/a
                                Boston Capital Associates



Date:  June 15, 2000            By:   /S/ John P. Manning
                                ---------------------------
                                John P. Manning,
  Partner & Principal Financial
                                Officer
























                                   45