Form 10-Q
period 2000-09-30
BOSTON CAPITAL TAX CREDIT FUND LTD PARTNERSHIP
filed 2000-11-20
CIK 835095

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended September 30, 2000

                                              or

( )   TRANSITION REPORT PERSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______ to _______
Commission file number        0-17679

BOSTON CAPITAL TAX CREDIT FUND LIMITED PARTNERSHIP.
(Exact name of registrant as specified in its charter)

Delaware	04-3006542
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

One Boston Place, Suite 2100, Boston, Massachusetts  02108
(Address of principal executive offices)           (Zip Code)

Registrants telephone number, including area code (617)624-8900

(Former name, former address and former fiscal year, if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No	_

BOSTON CAPITAL TAX CREDIT FUND LIMITED PARTNERSHIP

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2000

TABLE OF CONTENTS

FOR THE QUARTER ENDED SEPTEMBER 30, 2000 *

BALANCE SHEETS *

Series 1 5

Series 2 6

Series 3 7

Series 4 8

Series 5 9

Series 6 10

STATEMENTS OF OPERATIONS 11

Three Months Ended SEPTEMBER 30, *

Series 1 *

Series 2 *

Series 3 *

Series 4 15

Series 5 16

Series 6 17

SIX Months Ended SEPTEMBER 30, 18

Series 1 19

Series 2 20

Series 3 21

Series 4 22

Series 5 23

Series 6 24

STATEMENTS OF CHANGES IN PARTNERS CAPITAL 25

Series 1 26

Series 2 26

Series 3 27

Series 4 27

Series 5 28

Series 6 28

STATEMENTS OF CASH FLOWS 29

SIX Months Ended SEPTEMBER 30, 29

Series 1 *

Series 2 31

Series 3 32

Series 4 33

Series 5 34

Series 6 35

NOTES TO FINANCIAL STATEMENTS *

NOTE A - ORGANIZATION 36

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES *

Cost 34

NOTE C - RELATED PARTY TRANSACTIONS 37

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS 39

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS 40

Series 1 40

Series 2 41

Series 3 42

Series 4 43

Series 5 44

Series 6 45

Liquidity 47

Capital Resources 47

Results of Operations 48

PART II - OTHER INFORMATION 54

SIGNATURES 55

Boston Capital Tax Credit Fund Limited Partnership
BALANCE SHEETS

	September 30, 2000 (Unaudited)	March 31, 2000 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 10,113,015	$ 10,837,526

OTHER ASSETS
Cash and cash equivalents	137,276	149,652
Other assets	1,085,617	1,070,618

	$ 11,335,908	$ 12,057,796

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	8,571,371	8,033,544

PARTNERS CAPITAL

Assignees Units of beneficail interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 9,800,600 issued and outstanding	3,586,804	4,833,921
General Partner	(822,267)	(809,669)
	2,764,537	4,024,252
	$ 11,335,908	$ 12,057,796

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership
BALANCE SHEETS

Series 1

	September 30, 2000 (Unaudited)	March 31, 2000 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	5,138	11,172
Other assets	68,113	68,113

	$ 73,251	$ 79,285

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	1,793,250	1,696,505

PARTNERS CAPITAL

Assignees Units of beneficail interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 1,299,900 issued and outstanding	(1,589,575)	(1,487,824)
General Partner	(130,424)	(129,396)
	(1,719,999)	(1,617,220)
	$ 73,251	$ 79,285

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership
BALANCE SHEETS

Series 2

	September 30, 2000 (Unaudited)	March 31, 2000 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 413,504	$ 494,972

OTHER ASSETS
Cash and cash equivalents	4,853	4,403
Other assets	569,584	569,584

	$ 987,941	$ 1,068,959

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	604,842	562,376

PARTNERS CAPITAL

Assignees Units of beneficail interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 830,300 issued and outstanding	448,611	570,860
General Partner	(65,512)	(64,277)
	383,099	506,583
	$ 987,941	$ 1,068,959

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership
BALANCE SHEETS

Series 3

	September 30, 2000 (Unaudited)	March 31, 2000 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 337,687	$ 582,673

OTHER ASSETS
Cash and cash equivalents	2,734	7,782
Other assets	53,961	41,661

	$ 394,382	$ 632,116

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	2,353,265	2,197,590

PARTNERS CAPITAL

Assignees Units of beneficail interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 2,882,200 issued and outstanding	(1,687,381)	(1,297,906)
General Partner	(271,502)	(267,568)
	(1,958,883)	(1,565,474)
	$ 394,382	$ 632,116

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership
BALANCE SHEETS

Series 4

	September 30, 2000 (Unaudited)	March 31, 2000 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 5,250,139	$ 5,684,221

OTHER ASSETS
Cash and cash equivalents	3,646	5,558
Other assets	244,060	241,361

	$ 5,497,845	$ 5,931,140

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	2,249,724	2,099,012

PARTNERS CAPITAL

Assignees Units of beneficail interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 2,995,300 issued and outstanding	3,475,744	4,053,911
General Partner	(227,623)	(221,783)
	3,248,121	3,832,128
	$ 5,497,845	$ 5,931,140

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership
BALANCE SHEETS

Series 5

	September 30, 2000 (Unaudited)	March 31, 2000 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 462,334	$ 500,661

OTHER ASSETS
Cash and cash equivalents	97,922	105,507
Other assets	149,899	149,899

	$ 710,155	$ 756,067

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	205,050	186,192

PARTNERS CAPITAL

Assignees Units of beneficail interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 489,900 issued and outstanding	541,805	605,927
General Partner	(36,700)	(36,052)
	505,105	569,875
	$ 710,155	$ 756,067

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership
BALANCE SHEETS

Series 6

	September 30, 2000 (Unaudited)	March 31, 2000 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 3,649,351	$ 3,574,999

OTHER ASSETS
Cash and cash equivalents	22,983	15,230
Other assets	-	-

	$ 3,672,334	$ 3,590,229

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	1,365,240	1,291,869

PARTNERS CAPITAL

Assignees Units of beneficail interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 1,303,000 issued and outstanding	2,397,600	2,388,953
General Partner	(90,506)	(90,593)
	2,307,094	2,298,360
	$ 3,672,334	$ 3,590,229

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

	2000	1999

Income
Interest income	$ 783	$ 1,009
Miscellaneous income	-	10
	783	1,019

Share of loss from Operating Partnerships(Note D)	(376,461)	(541,113)

Expenses
Professional fees	47,000	72,050
Partnership management fees (Note C)	237,768	238,677
General and administrative fees	12,792	14,472
	297,560	325,199

NET LOSS	$ (673,238)	$ (865,293)

Net loss allocated to assignees	$ (666,505)	$ (856,640)

Net loss allocated general partner	$ (6,733)	$ (8,653)

Net loss per BAC	$ (.34)	$ (.47)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 1

	2000	1999

Income
Interest income	$ 50	$ 65
Miscellaneous income	-	-
	50	65

Share of loss from Operating Partnerships(Note D)	-	(8,070)

Expenses
Professional fees	8,000	12,560
Partnership management fees (Note C)	45,216	45,216
General and administrative fees	1,670	1,841
	54,886	59,617

NET LOSS	$ (54,836)	$ (67,622)

Net loss allocated to assignees	$ (54,288)	$ (66,946)

Net loss allocated general partner	$ (548)	$ (676)

Net loss per BAC	$ (.04)	$ (.05)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 2

	2000	1999

Income
Interest income	$ 24	$ 73
Miscellaneous income	-	-
	24	73

Share of loss from Operating Partnerships(Note D)	(38,659)	(30,480)

Expenses
Professional fees	6,500	9,075
Partnership management fees	16,836	17,310
General and administrative fees	1,562	1,829
	24,898	28,214

NET LOSS	$ (63,533)	$ (58,621)

Net loss allocated to assignees	$ (62,898)	$ (58,035)

Net loss allocated general partner	$ (635)	$ (586)

Net loss per BAC	$ (.07)	$ (.06)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 3

	2000	1999

Income
Interest income	$ 39	$ 79
Miscellaneous income	-	-
	39	79

Share of loss from Operating Partnerships(Note D)	(133,016)	(131,952)

Expenses
Professional fees	9,000	15,700
Partnership management fees (Note C)	67,497	67,497
General and administrative expenses	3,596	4,159
	80,093	87,356

NET LOSS	$ (213,070)	$ (219,229)

Net loss allocated to assignees	$ (210,939)	$ (217,037)

Net loss allocated general partner	$ (2,131)	$ (2,192)

Net loss per BAC	$ (.07)	$ (.07)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 4

	2000	1999

Income
Interest income	$ 23	$ 80
Miscellaneous income	-	-
	23	80

Share of loss from Operating Partnerships(Note D)	(235,520)	(251,364)

Expenses
Professional feess	10,000	15,380
Partnership management fees (Note C)	62,721	62,721
General and administrative fees	3,350	3,805
	76,071	81,906

NET LOSS	$ (311,568)	$ (333,190)

Net loss allocated to assignees	$ (308,452)	$ (329,858)

Net loss allocated general partner	$ (3,116)	$ (3,332)

Net loss per BAC	$ (.10)	$ (.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 5

	2000	1999

Income
Interest income	$ 502	$ 576
Miscellaneous income	-	-
	502	576

Share of loss from Operating Partnerships(Note D)	(9,640)	(31,620)

Expenses
Professional fees	5,500	7,600
Partnership management fees (Note C)	9,429	9,864
General and administrative fees	1,186	1,200
	16,115	18,664

NET LOSS	$ (25,253)	$ (49,708)

Net loss allocated to assignees	$ (25,000)	$ (49,211)

Net loss allocated general partner	$ (253)	$ (497)

Net loss per BAC	$ (.05)	$ (.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 6

	2000	1999

Income
Interest income	$ 145	$ 136
Miscellaneous income	-	10
	145	146

Share of Income (loss) from Operating Partnerships(Note D)	40,374	(87,627)

Expenses
Professional fees	8,000	11,735
Partnership management fees (Note C)	36,069	36,069
General and administrative expenses	1,428	1,638
	45,497	49,442

NET LOSS	$ (4,978)	$ (136,923)

Net loss allocated to assignees	$ (4,928)	$ (135,554)

Net loss allocated general partner	$ (50)	$ (1,369)

Net loss per BAC	$ -	$ (.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

	2000	1999

Income
Interest income	$ 1,614	$ 1,863
Miscellaneous income	20	10
	1,634	1,873

Share of loss from Operating Partnerships(Note D)	(712,107)	(1,338,050)

Expenses
Professional fees	70,130	72,050
Partnership management fees (Note C)	444,405	456,027
General and administrative expenses	34,707	38,229
	549,242	566,306

NET LOSS	$(1,259,715)	$(1,902,483)

Net loss allocated to assignees	$(1,247,117)	$(1,883,458)

Net loss allocated general partner	$ (12,598)	$ (19,025)

Net loss per BAC	$ (.68)	$ (.94)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 1

	2000	1999

Income
Interest income	$ 107	$ 85
Miscellaneous income	20	-
	127	85

Share of loss from Operating Partnerships(Note D)	-	(9,614)

Expenses
Professional fees	12,490	12,560
Partnership management fees (Note C)	85,759	91,432
General and administrative fees	4,657	5,560
	102,906	109,552

NET LOSS	$ (102,779)	$ (119,081)

Net loss allocated to assignees	$ 101,751)	$ (117,890)

Net loss allocated general partner	$ (1,028)	$ (1,191)

Net loss per BAC	$ (.08)	$ (.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 2

	2000	1999

Income
Interest income	$ 47	$ 97
Miscellaneous income	-	-
	47	97

Share of loss from Operating Partnerships(Note D)	(81,469)	(80,839)

Expenses
Professional fees	9,005	9,075
Partnership management fees (Note C)	28,774	32,742
General and administrative fees	4,283	4,632
	42,062	46,449

NET LOSS	$ (123,484)	$ (127,191)

Net loss allocated to assignees	$ (122,249)	$ (125,919)

Net loss allocated general partner	$ (1,235)	$ (1,272)

Net loss per BAC	$ (.14)	$ (.13)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 3

	2000	1999

Income
Interest income	$ 87	$ 94
Miscellaneous income	-	-
	87	94

Share of loss from Operating Partnerships(Note D)	(244,986)	(557,847)

Expenses
Professional fees	15,630	15,700
Partnership management fees (Note C)	122,994	129,944
General and administrative fees	9,886	10,407
	148,510	156,051

NET LOSS	$ (393,409)	$ (713,804)

Net loss allocated to assignees	$ (389,475)	$ 706,666)

Net loss allocated general partner	$ (3,934)	$ (7,138)

Net loss per BAC	$ (.14)	$ (.24)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 4

	2000	1999

Income
Interest income	$ 49	$ 131
Miscellaneous income	-	-
	49	131

Share of loss from Operating Partnerships(Note D)	(434,080)	(524,220)

Expenses
Professional fees	15,310	15,380
Partnership management fees (Note C)	125,442	122,815
General and administrative fees	9,224	10,215
	149,976	148,410

NET LOSS	$ (584,007)	$ (672,499)

Net loss allocated to assignees	$ (578,167)	$ (665,774)

Net loss allocated general partner	$ (5,840)	$ (6,725)

Net loss per BAC	$ (.19)	$ (.22)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 5

	2000	1999

Income
Interest income	$ 1,052	$ 1,216
Miscellaneous income	-	-
	1,052	1,216

Share of loss from Operating Partnerships(Note D)	(38,327)	(34,602)

Expenses
Professional fees	6,030	7,600
Partnership management fees (Note C)	18,798	19,456
General and administrative fees	2,667	3,131
	27,495	30,187

NET LOSS	$ (64,770)	$ (63,573)

Net loss allocated to assignees	$ (64,122)	$ (62,937)

Net loss allocated general partner	$ (648)	$ (636)

Net loss per BAC	$ (.13)	$ (.12)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 6

	2000	1999

Income
Interest income	$ 272	$ 240
Miscellaneous income	-	10
	272	250

Share of income/(loss) from Operating Partnerships(Note D)	86,755	(130,928)

Expenses
Professional fees	11,665	11,735
Partnership management fees (Note C)	62,638	59,638
General and administrative fees	3,990	4,284
	78,293	75,657

NET LOSS	$ 8,734	$ (206,335)

Net loss allocated to assignees	$ 8,647	$ (204,272)

Net loss allocated general partner	$ 87	$ (2,063)

Net loss per BAC	$ -	$ (.14)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS CAPITAL

Six Months Ended September 30,
(Unaudited)

	Assignees	General Partner	Total

Partners Capital (deficit) April 1, 2000	$ 4,833,921	$ (809,669)	$ 4,024,252

Net loss	(1,247,117)	(12,598)	(1,259,715)

Partners capital (deficit), September 30, 2000	$ 3,586,804	$ (822,267)	$ 2,764,537

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS CAPITAL

Six Months Ended September 30,
(Unaudited)

	Assignees	General Partner	Total
Series 1
Partners Capital (deficit) April 1, 2000	$(1,487,824)	$ (129,396)	$(1,617,220)

Net loss	(101,751)	(1,028)	(102,779)

Partners capital (deficit) September 30, 2000	$(1,589,575)	$ (130,424)	$(1,719,999)

Series 2
Partners Capital (deficit) April 1, 2000	$ 570,860	$ (64,277)	$ 506,583

Net income (loss)	(122,249)	(1,235)	(123,484)

Partners capital (deficit) September 30, 2000	$ 448,611	$ (65,512)	$ 383,099

The accompanying notes are an integral part of these statements.

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS CAPITAL

Six Months Ended September 30,
(Unaudited)

	Assignees	General Partner	Total
Series 3
Partners Capital (deficit) April 1, 2000	$(1,297,906)	$ (267,568)	$(1,565,474)

Net income (loss)	(389,475)	(3,934)	(393,409)

Partners capital (deficit) September 30, 2000	$(1,687,381)	$ (271,502)	$(1,958,883)

Series 4
Partners Capital (deficit) April 1, 2000	$ 4,053,911	$ (221,783)	$ 3,832,128

Net loss	(578,167)	(5,840)	(584,007)

Partners capital (deficit), September 30, 2000	$ 3,475,744	$ (227,623)	$ 3,248,121

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS CAPITAL

Six Months Ended September 30,
(Unaudited)

	Assignees	General Partner	Total
Series 5
Partners Capital (deficit) April 1, 2000	$ 605,927	$ (36,052)	$ 569,875

Net loss	(64,122)	(648)	(64,770)

Partners capital (deficit), September 30, 2000	$ 541,805	$ (36,700)	$ 505,105

Series 6
Partners Capital (deficit) April 1, 2000	$ 2,388,953	$ (90,593)	$ 2,298,360

Net loss	8,647	87	8,734

Partners capital (deficit), September 30, 2000	$ 2,397,600	$ (90,506)	$ 2,307,094

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

	2000	1999
Cash Flows from operating activities:

Net Loss	$(1,259,715)	$(1,902,483)
Adjustments
Distributions from Operating Partnerships	12,404	3,192
Amortization	-	-
Share of Loss from Operating Partnerships	712,107	1,338,050
Changes in assets and liabilities
Increase (Decrease) in accounts payable	537,827	564,732
Decrease (Increase) in other assets	(14,999)	(23,304)

Net cash (used in) provided by operating activities	(12,376)	(19,813)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(12,376)	(19,813)

Cash and cash equivalents, beginning	149,652	160,135

Cash and cash equivalents, ending	$ 137,276	$ 140,322

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 1

	2000	1999
Cash Flows from operating activities:

Net Loss	$ (102,779)	$ (119,081)
Adjustments
Distributions from Operating Partnerships	-	(1,397)
Amortization	-	-
Share of Loss from Operating Partnerships	-	9,614
Changes in assets and liabilities
Increase (Decrease) in accounts payable	96,745	107,489
Decrease (Increase) in other assets	-	-

Net cash provided by (used in) operating activities	(6,034)	(3,375)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,034)	(3,375)

Cash and cash equivalents, beginning	11,172	6,640

Cash and cash equivalents, ending	$ 5,138	$ 3,265

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 2

	2000	1999
Cash Flows from operating activities:

Net Loss	$ (123,484)	$ (127,191)
Adjustments
Distributions from Operating Partnerships	(1)	800
Amortization	-	-
Share of Loss from Operating Partnerships	81,469	80,839
Changes in assets and liabilities
Increase (Decrease) in accounts payable	42,466	46,975
Decrease (Increase) in other assets	-	-

Net cash (used in) provided by operating activities	450	1,423

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	450	1,423

Cash and cash equivalents, beginning	4,403	5,497

Cash and cash equivalents, ending	$ 4,853	$ 6,920

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 3

	2000	1999
Cash Flows from operating activities:

Net Loss	$ (393,409)	$ (713,804)
Adjustments
Distributions from Operating Partnerships	-	1,029
Amortization	-	-
Share of Loss from Operating Partnerships	244,986	557,847
Changes in assets and liabilities
Increase (Decrease) in accounts payable	155,675	153,912
Decrease (Increase) in other assets	(12,300)	200

Net cash (used in) provided by operating activities	(5,048)	(816)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,048)	(816)

Cash and cash equivalents, beginning	7,782	2,331

Cash and cash equivalents, ending	$ 2,734	$ 1,515

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 4

	2000	1999
Cash Flows from operating activities:

Net Loss	$ (584,007)	$ (672,499)
Adjustments
Distributions from Operating Partnerships	2	-
Amortization	-	-
Share of Loss from Operating Partnerships	434,080	524,220
Changes in assets and liabilities
Increase (Decrease) in accounts payable	150,712	162,654
Decrease (Increase) in other assets	(2,699)	(23,504)

Net cash (used in) provided by operating activities	(1,912)	(9,129)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,912)	(9,129)

Cash and cash equivalents, beginning	5,558	10,320

Cash and cash equivalents, ending	$ 3,646	$ 1,191

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 5

	2000	1999
Cash Flows from operating activities:

Net Loss	$ (64,770)	$ (63,573)
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	-	-
Share of Loss from Operating Partnerships	38,327	34,602
Changes in assets and liabilities
Increase (Decrease) in accounts payable	18,858	19,728
Decrease (Increase) in other assets	-	-

Net cash (used in) provided by operating activities	(7,585)	(9,243)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,585)	(9,243)

Cash and cash equivalents, beginning	105,507	118,832

Cash and cash equivalents, ending	$ 97,922	$ 109,589

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 6

	2000	1999
Cash Flows from operating activities:

Net Income (Loss)	$ 8,734	$ (206,335)
Adjustments
Distributions from Operating Partnerships	12,403	2,760
Amortization	-	-
Share of Loss (Income) from Operating Partnerships	(86,755)	130,928
Changes in assets and liabilities
Increase (Decrease) in accounts payable	73,371	73,974
Decrease (Increase) in other assets	-	-

Net cash (used in) provided by operating activities	7,753	1,327

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,753	1,327

Cash and cash equivalents, beginning	15,230	16,515

Cash and cash equivalents, ending	$ 22,983	$ 17,842

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS
September 30, 2000

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
September 30, 2000
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of September 30,
2000 and for the six months then ended have been prepared by the
Partnership, without audit, pursuant to the rules and regulations of the
Securities and Exchange Commission. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the
Partnership adjusts its investment cost for its share of each Operating
Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Partnership in acquiring the investments in
Operating Partnerships are capitalized to the investment account. The
Partnership's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations . It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's
Annual Report on Form 10-K.

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has entered into several transactions with various affiliates of the general partner, including Boston Capital Partners, Inc. and
Boston Capital Asset Management Limited Partnership.

General and administrative expenses incurred by Boston Capital
Partners, Inc. and its affiliates were charged to each series' operations for the quarters ended September 30, 2000 and 1999 as follows:

	2000	1999
Series 1	$ 812	$1,841
Series 2	953	1,829
Series 3	1,649	4,159
Series 4	1,608	3,805
Series 5	855	1,200
Series 6	732	1,638

	$6,609	$14,472

An annual partnership management fee based on .375 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. The
partnership management fee accrued for the quarters ended September 30, 2000 and 1999 are as follows:

	2000	1999
Series 1	$ 45,216	$ 45,216
Series 2	16,836	17,310
Series 3	67,497	67,497
Series 4	62,721	62,721
Series 5	9,429	9,864
Series 6	36,069	36,069

	$237,768	$238,677

Accounts payable - affiliates at September 30, 2000 and 1999 represents accrued general and administrative expenses, partnership management fees, and advances from an affiliate of the general partner, which are payable to
Boston Capital Partners, Inc., and Boston Capital Asset Management Limited
Partnership.

Boston Capital Tax Credit Fund Limited Partnership
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
September 30, 2000

NOTE C - RELATED PARTY TRANSACTIONS (continued)

As of September 30, 2000, an affiliate of the general partner advanced a total of $617,629 to the Partnership to pay certain operating expenses of the
Partnership, and to make advances and/or loans to Operating Partnerships.
$33,000 of the total was advanced during the quarter ended September 30, 2000.
Below is a summary, by series, of the advances made to date.

2000
Series 1	$ 81,810
Series 2	62,000
Series 3	144,550
Series 4	329,269

$617,629

These advances are included in Accounts payable-affiliates. These advances, and any additional advances, will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships.

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At September 30, 2000 and 1999, the Partnership had limited partnership interests in one hundred and five Operating Partnerships which own operating apartment complexes as follows: nineteen in Series 1; eight in Series 2;
thirty-three in Series 3; twenty-five in Series 4; five in Series 5; and
fifteen in Series 6.

Under the terms of the Partnership's investment in each Operating
Partnership, the Partnership was required to make capital contributions to such Operating Partnerships. These contributions were payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. At September 30, 2000 and 1999, all capital contributions had been paid.

The Partnership's fiscal year ends March 31 of each year, while all the
Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period.
Accordingly, the current financial results available for the Operating
Partnerships are for the six months ended September 30, 2000.

The combined unaudited summarized statements of operations of the
Operating Partnerships for the six months ended June 30, 2000 and 1999 are as follows:

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS
September 30, 2000
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months ended June 30,
(Unaudited)

Series 1

	2000	1999

Revenues
Rental	$ 2,744,979	$ 2,570,501
Interest and other	107,328	122,339

	2,852,307	2,692,840

Expenses
Interest	708,195	585,096
Depreciation and amortization	1,061,887	945,741
Operating expenses	2,389,023	2,089,754
	4,159,105	3,620,591

NET LOSS	$(1,306,798)	$ (927,751)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership	$ -	$ (9,614)

Net loss allocated to other Partners	$ (13,068)	$ (9,278)

Net loss suspended	$(1,293,730)	$ (908,859)

The Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the Partnership adjusts its investment cost for its share of each Operating Partnerships results of operations and for any distributions received or accrued. However, the
Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS
September 30, 2000
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months ended June 30,
(Unaudited)

Series 2

	2000	1999

Revenues
Rental	$ 715,504	$ 680,029
Interest and other	34,111	36,512

	749,615	716,541

Expenses
Interest	143,177	212,364
Depreciation and amortization	199,458	215,973
Operating expenses	571,577	539,730
	914,212	968,067

NET LOSS	$ (164,597)	$ (251,526)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership	$ (81,469)	$ (80,839)

Net loss allocated to other Partners	$ (1,646)	$ (2,515)

Net loss suspended	$ (81,482)	$ (168,172)

The Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the Partnership adjusts its investment cost for its share of each Operating Partnerships results of operations and for any distributions received or accrued. However, the
Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS
September 30, 2000
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months ended June 30,
(Unaudited)

Series 3
	2000	1999

Revenues
Rental	$ 3,697,937	$ 3,340,174
Interest and other	223,086	179,639

	3,921,023	3,519,813

Expenses
Interest	1,124,799	1,111,732
Depreciation and amortization	1,308,675	1,210,829
Operating expenses	2,589,223	2,458,177
	5,022,697	4,780,738

NET LOSS	$(1,101,674)	$(1,260,925)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership	$ (244,986)	$ (557,847)

Net loss allocated to other partners	$ (11,017)	$ (12,609)

Net loss suspended	$ (845,671)	$ (690,469)

The Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the Partnership adjusts its investment cost for its share of each Operating Partnerships results of operations and for any distributions received or accrued. However, the
Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS
September 30, 2000
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months ended June 30,
(Unaudited)

Series 4

	2000	1999

Revenues
Rental	$ 3,394,914	$ 3,263,256
Interest and other	132,822	148,369

	3,527,736	3,411,625

Expenses
Interest	1,272,565	1,312,083
Depreciation and amortization	1,132,835	1,122,081
Operating expenses	2,216,253	2,207,865
	4,621,653	4,642,029

NET LOSS	$ 1,093,917)	$(1,230,404)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership	$ (434,080)	$ (524,220)

Net loss allocated to other Partners	$ (10,939)	$ (12,304)

Net loss suspended	$ (648,898)	$ (693,880)

The Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the Partnership adjusts its investment cost for its share of each Operating Partnerships results of operations and for any distributions received or accrued. However, the
Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS
September 30, 2000
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months ended June 30,
(Unaudited)

Series 5
	2000	1999

Revenues
Rental	$ 345,130	$ 332,680
Interest and other	36,780	33,009

	381,910	365,689

Expenses
Interest	62,015	114,681
Depreciation and amortization	114,354	114,067
Operating expenses	280,992	249,519
	457,361	478,267

NET LOSS	$ (75,451)	$ (112,578)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership	$ (38,327)	$ (34,602)

Net loss allocated to other Partners	$ (755)	$ (1,126)

Net loss suspended	$ (36,369)	$ (76,850)

The Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the Partnership adjusts its investment cost for its share of each Operating Partnerships results of operations and for any distributions received or accrued. However, the
Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS
September 30, 2000
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months ended June 30,
(Unaudited)

Series 6
	2000	1999

Revenues
Rental	$ 2,168,190	$ 2,205,423
Interest and other	95,315	112,826

	2,263,505	2,318,249

Expenses
Interest	564,491	803,834
Depreciation and amortization	679,769	620,606
Operating expenses	1,193,446	1,243,852
	2,437,706	2,668,292

NET LOSS	$ (174,201)	$ (350,043)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership	$ 86,755	$ (130,928)

Net loss allocated to other Partners	$ (1,742)	$ (3,500)

Net loss suspended	$ (259,214)	$ (215,615)

The Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the Partnership adjusts its investment cost for its share of each Operating Partnerships results of operations and for any distributions received or accrued. However, the
Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS - CONTINUED

September 30, 2000
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

The Partnership is currently accruing the annual partnership management fee. Partnership management fees accrued during the quarter ended September 30, 2000 were $237,768 and total partnership management fees accrued as of
September 30, 2000 were $7,875,718. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Partnership receives sales or refinancing proceeds from Operating Partnerships, which will be used to satisfy such liabilities.

The Partnership has recorded $695,651 as payable to affiliates. This represents advances to pay certain third party operating expenses of the
Partnership, and to make advances and/or loans to Operating Partnerships, and accrued overhead allocations. The breakout between series is: $90,148 in series 1, $80,720 in series 2, $170,955 in series 3, $347,187 in series 4, none in series 5, and $6,641 in series 6. These and any future advances or accruals will be paid, without interest, from available cash flow, reporting fees, or proceeds of sales or refinancing of the Partnership's interest in
Operating Partnerships.

Capital Resources

The Partnership offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on August 29, 1988. The Partnership
received and accepted subscriptions for $97,746,940 representing 9,800,600
BACs from investors admitted as BAC Holders in Series 1 through Series 6 of the Partnership. Offers and sales of BACs in Series 1 through Series 6 of the
Partnership were completed and the last of the BACs in Series 6 were issued by the Partnership on September 29, 1989. At September 30, 2000 and 1999 the
Partnership had limited partnership equity interests in 105 Operating
Partnerships.

As of September 30, 2000 the Partnership had $137,276 in remaining net offering proceeds. Below is a table, which provides, by series, the equity raised, number of BACs sold, final date BACs were offered, number of properties invested in, and remaining proceeds.
Series	Equity	BACs	Final Close Date	Number of Properties	Proceeds Remaining
1	$12,999,000	1,299,900	12/18/88	19	$ 5,138
2	8,303,000	830,300	03/30/89	8	4,853
3	28,822,000	2,882,200	03/14/89	33	2,734
4	29,788,160	2,995,300	07/07/89	25	3,646
5	4,899,000	489,900	08/22/89	5	97,922
6	12,935,780	1,303,000	09/29/89	15	22,983

	$ 97,746,940	9,800,600		105	$137,276

Results of Operations

At September 30, 2000 and 1999 the Partnership held limited partnership interests in 105 Operating Partnerships. In each instance the Apartment
Complex owned by the applicable Operating Partnership is eligible for the
Federal Housing Tax Credit. Occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test(i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

The Partnership incurs an annual partnership management fee to the General
Partner and/or its affiliates in an amount equal to 0.375% of the aggregate cost of the Apartment Complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid by the Operating Partnerships. The annual partnership management fee is currently being accrued. It is anticipated that outstanding fees will be repaid from sale or refinancing proceeds. The annual partnership management fee charged to operations for the quarters ended September 30, 2000 and 1999, net of reporting fees were $237,768 and $238,677, respectively.

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

Series 1

As of September 30, 2000 and 1999, the average Qualified Occupancy for the series was 100%. The series had a total of 19 properties at September 30,
2000, all of which were at 100% Qualified Occupancy.

For the six months being reported, the series reflects a net loss from
Operating Partnerships of $1,306,798. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect a net loss of $244,911.

Substantially all of the adjusted net loss is attributable to accrued mortgage interest not payable currently by Genesee Commons Associates (River Park
Commons), Kingston Property Associates (Broadway East Townhomes), and Unity
Park Associates (Unity Park Phase II). All three partnerships have forbearance agreements in place allowing the properties to pay minimal mortgage payments while the properties continue to accrue all interest payments due. All three properties also received loans from the state housing agency, which were used to complete rehabilitation work. Operations at both Genesse Commons
Associates and Kingston Property Associates remain weak. The current occupancy levels are 89% at Genesse and 75% at Kingston. Although forbearance agreements are in place, the property's have not made debt service payments for 1999 and 2000. At this time, the mortgagee has not taken any adverse actions. The Investment General Partner will continue to monitor the situation. Unity Park Associates remains unable to support itself. At this time the Operating General Partner is negotiating a Deed-in-lieu transfer of ownership with the State of New York. It is anticipated the Unity Park Phase
II property will be transferred to the State of New York in November or
December 2000. The Investment General Partnership will continue to monitor the situation. When the transfer occurs, the partnership will incur recapture and interest penalties. The Investment General Partner has estimated the overall credit yield for 2000 to decrease by 1.0% to 1.5% as a result of the recapture.

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

Series 2

As of September 30, 2000 and 1999, the average Qualified Occupancy for the series was 100% for both years. The series had a total of eight properties at
September 30, 2000 all of which were at 100% Qualified Occupancy.

For the six months being reported the series reflects a net loss from the Operating Partnerships of $164,597. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect a positive operations of $34,861.

The properties owned by Haven Park Partners III, A California L.P. (Glenhaven
Park III) and Haven Park Partners IV, A California L.P. (Glenhaven Park IV)
continue to suffer from high operating expenses compared to operating income.
Effective October 4th, San Mar Properties of Fresno, California assumed the role of management agent The Investment Limited Partner is still in negotiations with San Mar to assume the General Partner interest. It is anticipated that a localized management presence will allow the properties to operate in a more cost effective manner. Occupancy at both Haven Park III and
Haven Park IV has stabilized as a result of repairs to unit interiors. At
September 30, 2000 physical occupancy at the properties was 100%.

Annadale Housing Partners (Kingsview Manor & Estates) reported net losses due to operational issues associated with the property. In order to address these issues, the Operating General Partner hired a consultant to assist management in aggressively marketing the property. In addition, the managing agent hired a new on-site manager and leasing agent. As a result of the aforementioned changes, occupancy reached 92% as of December 31, 1999, 93.7% as of March 31,
2000, and 92.3% as of June 30, 2000. Occupancy as of September 30, 2000 fell to 86% as a result of evicting tenants. Occupancy is expected to increase to over 90% by year-end. In order to reduce operating costs, a loan restructure was finalized with the first mortgage lender. In exchange for a payment of
$620,457, the monthly mortgage payments were reduced by 79%, thereby alleviating the property of a large monthly cash obligation. The payment to the first mortgage holder was funded through the sale of a portion of the
Operating Partnership's future credit stream. With the additional cash available from a lower monthly debt service payment and increased rental rates, property operations are anticipated to improve significantly over prior years. As of September 30, 2000, the property has been successful in maintaining break-even operations, and the Investment General Partner continues to monitor this situation closely.

Series 3.

As of September 30, 2000 and 1999, the average Qualified Occupancy for the series was 99.1% and 99.7%, respectively. The series had a total of 33 properties at September 30, 2000 of which 30 were at 100% Qualified Occupancy.

For the six months being reported series reflects a net loss from the
Operating Partnerships of $1,101,674. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect a positive operation of
$207,001.

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
Occupancy for the third quarter of 2000 continues strong at 100%. The
Operating General Partner has been successful in securing a four (4) year contract with HUD and has also been granted a 2.2% rental increase. It is anticipated that the lease renewals for the last quarter of 2000 will be affected by the rental increase. The increase in rents and continued high occupancy should financially assist the partnership.

The Investment General Partner continues to monitor the operations of Lincoln
Hotel Associates (Lincoln Apartments) in an effort to improve the overall operations of the series. As of October 31, 2000 the physical occupancy of the property was 100%. The management company, with the assistance of area housing agencies and a more thorough screening process, has greatly improved the occupancy. The improved occupancy, along with expense reductions, has resulted in a net income for the eight-month period ended August 31, 2000 of
$72,779 and cash flow of $29,101.

The property owned by California Investors VI LP (Orchard Park) sustained a physical occupancy of 95.1% for the first eight months of 2000. This stability has been the result of the management company's aggressive marketing efforts and the many capital improvements completed at the property, including office renovations and the addition of an activity center. These improvements have been successful in attracting and retaining tenants. The property's surrounding area is experiencing economic growth which includes a major public sports park which opened in September of 2000. The park is essentially a complex of ball fields and soccer fields with a central concession area.
Drive by traffic has been good since the park opened and is expected to increase dramatically once leagues are formed for the children in the community. In addition to the park, a high school is in the process of construction. Work has continued on the new school that will be located across the street from the front entrance to the development. A formal groundbreaking has occurred and the construction is in the site preparation phase of the development. These types of public development in the area should continue to increase the quantity of automobile traffic around Orchard
Park and in turn should continue to assist with marketing efforts. Actually, the community has experienced an increased level of interest over the last several months from prospective new tenants. There is now a waiting list for units and this has enabled the property management staff to be much more aggressive in dealing with the problem tenants. Negotiations are on going with a third party to have them assume General Partner responsibilities and management for the partnership and it is hoped that this transition will be completed by the end of the year.

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

Operations are improving at Central Parkway Towers (Central Parkway Towers)
Occupancy has steadily improved over the last three quarters. Overall physical occupancy at the property in the third quarter of 2000 was 75%, an
11% increase from the second quarter figure of 64%. The property's financial position has improved as payables and rent obligations have been substantially reduced. Management reports that the low occupancy continues to result from residents having more housing options available to them. The low occupancy has resulted in operating deficits, accrued liabilities, and deferred maintenance. The Investment General Partner's operating deficit obligation has expired, however it is currently participating in funding shortfalls.
Management was able to renegotiate a final contract with the County Mental
Health Board to increase the County's commitment beyond 15 units. The lessor agreed to restructure the property's lease payment from $5,000 per month to the greater of cash flow or $3,000 for a period of six months. Management continues to work with city, state, and federal agencies to expand referrals and contracts. The Investment General Partner reached a tentative agreement with the lessor whereby the lessor will provide its resources for canvassing additional housing support groups willing to commit to blocks of apartment units.

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

Series 4

As of September 30, 2000 and 1999, the average Qualified Occupancy for the series was 100% for both years. The series had a total of 25 properties at
September 30, 2000, all of which were at 100% Qualified Occupancy.

For the six months being reported the series reflects a net loss from the Operating Partnerships of $1,093,917. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $38,918.

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
However, due to economic conditions in Niagra, NY, the property remains unable to support itself without substantial loans from the Operating General
Partner. The Operating General Partner is negotiating a Deed-in-lieu transfer of ownership with the State of New York. It is anticipated the Unity Park
Phase II property will be transferred to the State of New York in November or
December 2000. The Investment General Partnership will continue to monitor the situation. When the transfer occurs, the partnership will incur recapture and interest penalties. The Investment General Partner has estimated the overall credit yield for 2000 to decrease by 3.0% to 3.5% as a result of the recapture.

Operations are improving at Central Parkway Towers (Central Parkway Towers).
Occupancy has steadily improved over the last three quarters. Overall physical occupancy at the property in the third quarter of 2000 was 75%, an
11% increase from the second quarter figure of 64%. The property's financial position has improved as payables and rent obligations have been substantially reduced. Management reports that the low occupancy continues to result from residents having more housing options available to them. The low occupancy has resulted in operating deficits, accrued liabilities, and deferred maintenance. The Investment General Partner's operating deficit obligation has expired, however it is currently participating in funding shortfalls.
Management was able to renegotiate a final contract with the County Mental
Health Board to increase the County's commitment beyond 15 units. The lessor agreed to restructure the property's lease payment from $5,000 per month to the greater of cash flow or $3,000 for a period of six months. Management continues to work with city, state, and federal agencies to expand referrals and contracts. The Investment General Partner reached a tentative agreement with the lessor whereby the lessor will provide its resources for canvassing additional housing support groups willing to commit to blocks of apartment units.

The property owned by Haven Park Partners II, A California L.P. (Glenhaven
Park II) continues to suffer from excessive operating expenses compared to operating income. Effective October 4th, San Mar Properties of Fresno,
California assumed the role of management agent The Investment Limited
Partner is still in negotiations with San Mar to assume the General Partner interest. It is anticipated that a localized management presence will allow the properties to operate in a more cost effective manner. As a result of repairs to unit interiors, occupancy levels have stabilized. At September 30,
2000 physical occupancy at Haven Park II was 87%.

Series 5

As of September 30, and 1999, the average Qualified Occupancy for the series was 100% for both years. The series had a total of five properties at
September 30, 2000, all of which were at 100% Qualified Occupancy.

For the six months being reported the series reflects a net loss from the Operating Partnerships of $75,451. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect a positive operation of $38,903.

Annadale Housing Partners (Kingsview Manor & Estates) reported net losses due to operational issues associated with the property. In order to address these issues, the Operating General Partner hired a consultant to assist management in aggressively marketing the property. In addition, the managing agent hired a new on-site manager and leasing agent. As a result of the aforementioned changes, occupancy reached 92% as of December 31, 1999, 93.7% as of March 31,
2000, and 92.3% as of June 30, 2000. Occupancy as of September 30, 2000 fell to 86% as a result of evicting tenants. Occupancy is expecting to increase to over 90% by year-end. In order to reduce operating costs, a loan restructure was finalized with the first mortgage lender. In exchange for a payment of
$620,457, the monthly mortgage payments were reduced by 79%, thereby alleviating the property of a large monthly cash obligation. The payment to the first mortgage holder was funded through the sale of a portion of the
Operating Partnership's future credit stream. With the additional cash available from a lower monthly debt service payment and increased rental rates, property operations are anticipated to improve significantly from prior years. As of September 30, 2000, the property has been successful in maintaining break-even operations. The Investment General Partner continues to monitor this situation closely.

The property owned by Glenhaven Park Partners, A California L.P. (Glenhaven
Estates) continues to suffer from excessive operating expenses compared to operating income. Effective October 4th, San Mar Properties of Fresno,
California assumed the role of management agent The Investment Limited
Partner is still in negotiations with San Mar to assume the General Partner interest. It is anticipated that a localized management presence will allow the properties to operate in a more cost effective manner. As a result of repairs to unit interiors, occupancy was expected to stabilize, however due largely to tenant evictions, the property has experienced high turnover.
Occupancy as of September 30, 2000 was 83%.

Series 6

As of September 30, 2000 and 1999, the average Qualified Occupancy for the series was 100% for both years. The series had a total of 15 properties at September 30, 2000, all of which were at 100% Qualified Occupancy.

For the six months being reported the series reflects a net loss from the Operating Partnerships of $174,201. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of
$505,568.

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

BOSTON CAPITAL TAX CREDIT
FUND LIMITED PARTNERSHIP

By: Boston Capital Associates Limited
Partnership, General Partner

By: C&M Associates, d/b/a
Boston Capital Associates

Date: November 20, 2000 By: /S/ John P. Manning
________________________
John P. Manning,
Partner & Principal Financial
Officer