Form 10-Q
period 2000-12-31
BOSTON CAPITAL TAX CREDIT FUND LTD PARTNERSHIP
filed 2001-02-20
CIK 835095

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended December 31, 2000

                                              or

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

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2000

TABLE OF CONTENTS

FOR THE QUARTER ENDED DECEMBER 31, 2000 *

Balance_Sheets *

Balance_Sheets_Series_1 5

Balance_Sheets_Series_2 6

Balance_Sheets_Series_3 7

Balance_Sheets_Series_4 8

Balance_Sheets_Series_5 9

Balance_Sheets_Series_6 10

Statements_of_Operations 11

Three Months Ended DECEMBER 31,

Statements_of_Operations_Series_1 *

Statements_of_Operations_Series_2 *

Statements_of_Operations_Series_3 *

Statements_of_Operations_Series_4 15

Statements_of_Operations_Series_5 16

Statements_of_Operations_Series_6 17

Nine_Months_Ended_September_30 18

Nine_Months_Operations_Series_1 19

Nine_Months_Operations_Series_2 20

Nine_Months_Operations_Series_3 21

Nine_Months_Operations_Series_4 22

Nine_Months_Operations_Series_5 23

Nine_Months_Operations_Series_6 24

STATEMENTS OF CHANGES IN PARTNERS CAPITAL 25

Partners_Capital_Series_1 26

Partners_Capital_Series_2 26

Partners_Capital_Series_3 27

Partners_Capital_Series_4 27

Partners_Capital_Series_5 28

Partners_Capital_Series_6 28

Statements_of_Cash_Flows 29

Nine Months Ended DecEMBER 31, 29

Cash_Flows_Series_1 *

Cash_Flows_Series_2 31

Cash_Flows_Series_3 32

Cash_Flows_Series_4 33

Cash_Flows_Series_5 34

Cash_Flows_Series_6 35

Notes_to_Financial_Statements *

Note_A_Organization 36

Note_B_Accounting *

Cost 34

Note_C_Related_Party_Transactions 37

Note_D_Investments 39

Combined_Statements_of_Operations 40

Combined_Statements_Series_1 40

Combined_Statements_Series_2 41

Combined_Statements_Series_3 42

Combined_Statements_Series_4 43

Combined_Statements_Series_5 44

Combined_Statements_Series_6 45

Note_E_Taxable_Loss 46

Liquidity 47

Capital_Resources 47

Results_of_Operations 48

Part_II_Other_Information 55

Signatures 56

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

	December 31, 2000 (Unaudited)	March 31, 2000 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 9,707,889	$ 10,837,526

OTHER ASSETS
Cash and cash equivalents	190,940	149,652
Other assets	1,105,470	1,070,618

	$ 11,004,299	$ 12,057,796

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	8,832,149	8,033,544

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 9,800,600 issued and outstanding	3,000,339	4,833,921
General Partner	(828,189)	(809,669)
	2,172,150	4,024,252
	$ 11,004,299	$ 12,057,796

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 1

	December 31, 2000 (Unaudited)	March 31, 2000 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	4,425	11,172
Other assets	68,113	68,113

	$ 72,538	$ 79,285

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	1,838,911	1,696,505

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 1,299,900 issued and outstanding	(1,635,485)	(1,487,824)
General Partner	(130,888)	(129,396)
	(1,766,373)	(1,617,220)
	$ 72,538	$ 79,285

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 2

	December 31, 2000 (Unaudited)	March 31, 2000 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 375,893	$ 494,972

OTHER ASSETS
Cash and cash equivalents	4,304	4,403
Other assets	569,584	569,584

	$ 949,781	$ 1,068,959

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	622,347	562,376

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 830,300 issued and outstanding	393,502	570,860
General Partner	(66,068)	(64,277)
	327,434	506,583
	$ 949,781	$ 1,068,959

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 3

	December 31, 2000 (Unaudited)	March 31, 2000 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 239,714	$ 582,673

OTHER ASSETS
Cash and cash equivalents	1,463	7,782
Other assets	70,239	41,661

	$ 311,416	$ 632,116

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	2,437,739	2,197,590

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 2,882,200 issued and outstanding	(1,853,147)	(1,297,906)
General Partner	(273,176)	(267,568)
	(2,126,323)	(1,565,474)
	$ 311,416	$ 632,116

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 4

	December 31, 2000 (Unaudited)	March 31, 2000 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 4,981,660	$ 5,684,221

OTHER ASSETS
Cash and cash equivalents	30,011	5,558
Other assets	247,635	241,361

	$ 5,259,306	$ 5,931,140

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	2,316,918	2,099,012

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 2,995,300 issued and outstanding	3,173,068	4,053,911
General Partner	(230,680)	(221,783)
	2,942,388	3,832,128
	$ 5,259,306	$ 5,931,140

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 5

	December 31, 2000 (Unaudited)	March 31, 2000 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 447,060	$ 500,661

OTHER ASSETS
Cash and cash equivalents	97,448	105,507
Other assets	149,899	149,899

	$ 694,407	$ 756,067

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	214,479	186,192

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 489,900 issued and outstanding	516,879	605,927
General Partner	(36,951)	(36,052)
	479,928	569,875
	$ 694,407	$ 756,067

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 6

	December 31, 2000 (Unaudited)	March 31, 2000 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 3,663,562	$ 3,574,999

OTHER ASSETS
Cash and cash equivalents	53,289	15,230
Other assets	-	-

	$ 3,716,851	$ 3,590,229

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	1,401,755	1,291,869

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 1,303,000 issued and outstanding	2,405,522	2,388,953
General Partner	(90,426)	(90,593)
	2,315,096	2,298,360
	$ 3,716,851	$ 3,590,229

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

	2000	1999

Income
Interest income	$ 709	$ 744
Miscellaneous income	300	843
	1,009	1,587

Share of loss from Operating Partnerships(Note D)	(399,442)	(494,471)

Expenses
Professional fees	2,258	1,056
Partnership management fees (Note C)	185,268	227,677
General and administrative fees	6,431	15,163
	(193,957)	243,896

NET LOSS	$ (592,390)	$ (736,780)

Net loss allocated to assignees	$ (586,466)	$ (729,412)

Net loss allocated general partner	$ (5,924)	$ (7,368)

Net loss per BAC	$ (.31)	$ (.36)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 1

	2000	1999

Income
Interest income	$ 38	$ 46
Miscellaneous income	-	843
	38	889

Share of gain from Operating Partnerships(Note D)	-	351

Expenses
Professional fees	386	176
Partnership management fees (Note C)	45,216	36,216
General and administrative fees	810	1,916
	46,412	38,308

NET LOSS	$ (46,374)	$ (37,068)

Net loss allocated to assignees	$ (45,910)	$ (36,697)

Net loss allocated general partner	$ (464)	$ (371)

Net loss per BAC	$ (.04)	$ (.02)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 2

	2000	1999

Income
Interest income	$ 21	$ 31
Miscellaneous income	-	-
	21	31

Share of loss from Operating Partnerships(Note D)	(37,610)	(38,424)

Expenses
Professional fees	315	176
Partnership management fees	16,836	17,310
General and administrative fees	925	1,738
	18,076	19,224

NET LOSS	$ (55,665)	$ (57,617)

Net loss allocated to assignees	$ (55,108)	$ (57,041)

Net loss allocated general partner	$ (557)	$ (576)

Net loss per BAC	$ (.07)	$ (.06)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 3

	2000	1999

Income
Interest income	$ 26	$ 15
Miscellaneous income	-	-
	26	15

Share of loss from Operating Partnerships(Note D)	(97,973)	(160,652)

Expenses
Professional fees	477	176
Partnership management fees (Note C)	67,497	65,497
General and administrative expenses	1,520	4,433
	69,494	70,106

NET LOSS	$ (167,441)	$ (230,743)

Net loss allocated to assignees	$ (165,767)	$ (228,436)

Net loss allocated general partner	$ (1,674)	$ (2,307)

Net loss per BAC	$ (.06)	$ (.08)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 4

	2000	1999

Income
Interest income	$ 18	$ 9
Miscellaneous income	-	-
	18	9

Share of loss from Operating Partnerships(Note D)	(268,479)	(207,484)

Expenses
Professional feess	425	176
Partnership management fees (Note C)	35,366	62,721
General and administrative fees	1,482	4,095
	37,273	66,992

NET LOSS	$ (305,734)	$ (274,467)

Net loss allocated to assignees	$ (302,677)	$ (271,722)

Net loss allocated general partner	$ (3,057)	$ (2,745)

Net loss per BAC	$ (.10)	$ (.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 5

	2000	1999

Income
Interest income	$ 476	$ 566
Miscellaneous income	300	-
	776	566

Share of loss from Operating Partnerships(Note D)	(15,275)	(13,830)

Expenses
Professional fees	295	176
Partnership management fees (Note C)	9,429	9,864
General and administrative fees	955	1,395
	10,679	11,435

NET LOSS	$ (25,178)	$ (24,699)

Net loss allocated to assignees	$ (24,926)	$ (24,452)

Net loss allocated general partner	$ (252)	$ (247)

Net loss per BAC	$ (.05)	$ (.04)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 6

	2000	1999

Income
Interest income	$ 130	$ 77
Miscellaneous income	-	-
	130	77

Share of Income (loss) from Operating Partnerships(Note D)	19,895	(74,432)

Expenses
Professional fees	360	176
Partnership management fees (Note C)	10,924	36,069
General and administrative expenses	739	1,586
	12,023	37,831

NET LOSS	$ 8,002	$ (112,186)

Net loss allocated to assignees	$ 7,922	$ (111,064)

Net loss allocated general partner	$ 80	$ (1,122)

Net loss per BAC	$ .01	$ (.07)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

	2000	1999

Income
Interest income	$ 2,323	$ 2,615
Miscellaneous income	320	843
	2,643	3,458

Share of loss from Operating Partnerships(Note D)	(1,111,549)	(1,832,521)

Expenses
Professional fees	72,387	73,106
Partnership management fees (Note C)	629,673	683,704
General and administrative expenses	41,136	53,542
	(743,196)	810,352

NET LOSS	$(1,852,102)	$(2,639,415)

Net loss allocated to assignees	$(1,833,582)	$(2,613,022)

Net loss allocated general partner	$ (18,520)	$ (26,393)

Net loss per BAC	$ (.98)	$ (1.37)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 1

	2000	1999

Income
Interest income	$ 145	$ 130
Miscellaneous income	20	843
	165	973

Share of loss from Operating Partnerships(Note D)	-	(9,263)

Expenses
Professional fees	12,876	12,736
Partnership management fees (Note C)	130,975	127,648
General and administrative fees	5,467	7,475
	149,318	147,859

NET LOSS	$ (149,153)	$ (156,149)

Net loss allocated to assignees	$ (147,661)	$ (154,588)

Net loss allocated general partner	$ (1,492)	$ (1,561)

Net loss per BAC	$ (.11)	$ (.12)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 2

	2000	1999

Income
Interest income	$ 68	$ 128
Miscellaneous income	-	-
	68	128

Share of loss from Operating Partnerships(Note D)	(119,079)	(119,263)

Expenses
Professional fees	9,319	9,251
Partnership management fees (Note C)	45,610	50,052
General and administrative fees	5,209	6,370
	60,138	65,673

NET LOSS	$ (179,149)	$ (184,808)

Net loss allocated to assignees	$ (177,358)	$ (182,960)

Net loss allocated general partner	$ (1,791)	$ (1,848)

Net loss per BAC	$ (.21)	$ (.21)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 3

	2000	1999

Income
Interest income	$ 113	$ 108
Miscellaneous income	-	-
	113	108

Share of loss from Operating Partnerships(Note D)	(342,959)	(718,499)

Expenses
Professional fees	16,107	15,876
Partnership management fees (Note C)	190,491	195,441
General and administrative fees	11,405	14,840
	218,003	226,157

NET LOSS	$ (560,849)	$ (944,548)

Net loss allocated to assignees	$ (555,241)	$ (935,103)

Net loss allocated general partner	$ (5,608)	$ (9,445)

Net loss per BAC	$ (.19)	$ (.32)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 4

	2000	1999

Income
Interest income	$ 67	$ 140
Miscellaneous income	-	-
	67	140

Share of loss from Operating Partnerships(Note D)	(702,559)	(731,704)

Expenses
Professional fees	15,735	15,556
Partnership management fees (Note C)	160,808	185,536
General and administrative fees	10,705	14,310
	187,248	215,402

NET LOSS	$ (889,740)	$ (946,966)

Net loss allocated to assignees	$ (880,843)	$ (937,496)

Net loss allocated general partner	$ (8,897)	$ (9,470)

Net loss per BAC	$ (.29)	$ (.31)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 5

	2000	1999

Income
Interest income	$ 1,528	$ 1,782
Miscellaneous income	300	-
	1,828	1,782

Share of loss from Operating Partnerships(Note D)	(53,602)	(48,432)

Expenses
Professional fees	6,325	7,776
Partnership management fees (Note C)	28,227	29,320
General and administrative fees	3,621	4,677
	38,173	41,773

NET LOSS	$ (89,947)	$ (88,423)

Net loss allocated to assignees	$ (89,048)	$ (87,539)

Net loss allocated general partner	$ (899)	$ (884)

Net loss per BAC	$ (.18)	$ (.17)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 6

	2000	1999

Income
Interest income	$ 402	$ 327
Miscellaneous income	-	-
	402	327

Share of income/(loss) from Operating Partnerships(Note D)	106,650	(205,360)

Expenses
Professional fees	12,025	11,911
Partnership management fees (Note C)	73,562	95,707
General and administrative fees	4,729	5,870
	90,316	113,488

NET LOSS	$ 16,736	$ (318,521)

Net loss allocated to assignees	$ 16,569	$ (315,336)

Net loss allocated general partner	$ 167	$ (3,185)

Net loss per BAC	$ .01	$ (.24)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS CAPITAL

Nine Months Ended December 31,
(Unaudited)

	Assignees	General Partner	Total

Partners Capital (deficit) April 1, 2000	$ 4,833,921	$ (809,669)	$ 4,024,252

Net loss	(1,833,582)	(18,520)	(1,852,102)

Partners capital (deficit), December 31, 2000	$ 3,000,339	$ (828,189)	$ 2,172,150

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS CAPITAL

Nine Months Ended December 31,
(Unaudited)

	Assignees	General Partner	Total
Series 1
Partners Capital (deficit) April 1, 2000	$(1,487,824)	$ (129,396)	$(1,617,220)

Net loss	(147,661)	(1,492)	(149,153)

Partners capital (deficit) December 31, 2000	$(1,635,485)	$ (130,888)	$(1,766,373)

Series 2
Partners Capital (deficit) April 1, 2000	$ 570,860	$ (64,277)	$ 506,583

Net income (loss)	(177,358)	(1,791)	(179,149)

Partners capital (deficit) December 31, 2000	$ 393,502	$ (66,068)	$ 327,434

The accompanying notes are an integral part of these statements.

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS CAPITAL

Nine Months Ended December 31,
(Unaudited)

	Assignees	General Partner	Total
Series 3
Partners Capital (deficit) April 1, 2000	$(1,297,906)	$ (267,568)	$(1,565,474)

Net income (loss)	(555,241)	(5,608)	(560,849)

Partners capital (deficit) December 31, 2000	$(1,853,147)	$ (273,176)	$(2,126,323)

Series 4
Partners Capital (deficit) April 1, 2000	$ 4,053,911	$ (221,783)	$ 3,832,128

Net loss	(880,843)	(8,897)	(889,740)

Partners capital (deficit), December 31, 2000	$ 3,173,068	$ (230,680)	$ 2,942,388

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS CAPITAL

Nine Months Ended December 31,
(Unaudited)

	Assignees	General Partner	Total
Series 5
Partners Capital (deficit) April 1, 2000	$ 605,927	$ (36,052)	$ 569,875

Net loss	(89,048)	(899)	(89,947)

Partners capital (deficit), December 31, 2000	$ 516,879	$ (36,951)	$ 479,928

Series 6
Partners Capital (deficit) April 1, 2000	$ 2,388,953	$ (90,593)	$ 2,298,360

Net loss	16,569	167	16,736

Partners capital (deficit), December 31, 2000	$ 2,405,522	$ (90,426)	$ 2,315,096

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

	2000	1999
Cash Flows from operating activities:

Net Loss	$(1,852,102)	$(2,639,415)
Adjustments
Distributions from Operating Partnerships	18,088	3,194
Amortization	-	-
Share of Loss from Operating Partnerships	1,111,549	1,832,521
Changes in assets and liabilities
Increase (Decrease) in accounts payable	798,605	817,608
Decrease (Increase) in other assets	(34,852)	(23,597)

Net cash (used in) provided by operating activities	41,288	(9,689)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	41,288	(9,689)

Cash and cash equivalents, beginning	149,652	160,135

Cash and cash equivalents, ending	$ 190,940	$ 150,446

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 1

	2000	1999
Cash Flows from operating activities:

Net Loss	$ (149,153)	$ (156,149)
Adjustments
Distributions from Operating Partnerships	-	(1,398)
Amortization	-	-
Share of Loss from Operating Partnerships	-	9,263
Changes in assets and liabilities
Increase (Decrease) in accounts payable	142,406	152,922
Decrease (Increase) in other assets	-	-

Net cash provided by (used in) operating activities	(6,747)	4,638

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,747)	4,638

Cash and cash equivalents, beginning	11,172	6,640

Cash and cash equivalents, ending	$ 4,425	$ 11,278

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 2

	2000	1999
Cash Flows from operating activities:

Net Loss	$ (179,149)	$ (184,808)
Adjustments
Distributions from Operating Partnerships	-	800
Amortization	-	-
Share of Loss from Operating Partnerships	119,079	119,263
Changes in assets and liabilities
Increase (Decrease) in accounts payable	59,971	64,820
Decrease (Increase) in other assets	-	-

Net cash (used in) provided by operating activities	(99)	75

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(99)	75

Cash and cash equivalents, beginning	4,403	5,497

Cash and cash equivalents, ending	$ 4,304	$ 5,572

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 3

	2000	1999
Cash Flows from operating activities:

Net Loss	$ (560,849)	$ (944,548)
Adjustments
Distributions from Operating Partnerships	-	1,029
Amortization	-	-
Share of Loss from Operating Partnerships	342,959	718,499
Changes in assets and liabilities
Increase (Decrease) in accounts payable	240,149	226,988
Decrease (Increase) in other assets	(28,578)	200

Net cash (used in) provided by operating activities	(6,319)	2,168

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,319)	2,168

Cash and cash equivalents, beginning	7,782	2,331

Cash and cash equivalents, ending	$ 1,463	$ 4,499

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 4

	2000	1999
Cash Flows from operating activities:

Net Loss	$ (889,740)	$ (946,966)
Adjustments
Distributions from Operating Partnerships	2	3
Amortization	-	-
Share of Loss from Operating Partnerships	702,559	731,704
Changes in assets and liabilities
Increase (Decrease) in accounts payable	217,906	233,024
Decrease (Increase) in other assets	(6,274)	(23,505)

Net cash (used in) provided by operating activities	24,453	(5,740)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	24,453	(5,740)

Cash and cash equivalents, beginning	5,558	10,320

Cash and cash equivalents, ending	$ 30,011	$ 4,580

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 5

	2000	1999
Cash Flows from operating activities:

Net Loss	$ (89,947)	$ (88,423)
Adjustments
Distributions from Operating Partnerships	(1)	-
Amortization	-	-
Share of Loss from Operating Partnerships	53,602	48,432
Changes in assets and liabilities
Increase (Decrease) in accounts payable	28,287	29,593
Decrease (Increase) in other assets	-	(292)

Net cash (used in) provided by operating activities	(8,059)	(10,690)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,059)	(10,690)

Cash and cash equivalents, beginning	105,507	118,832

Cash and cash equivalents, ending	$ 97,448	$ 108,142

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 6

	2000	1999
Cash Flows from operating activities:

Net Income (Loss)	$ 16,736	$ (318,521)
Adjustments
Distributions from Operating Partnerships	18,087	2,760
Amortization	-	-
Share of Loss (Income) from Operating Partnerships	(106,650)	205,360
Changes in assets and liabilities
Increase (Decrease) in accounts payable	109,886	110,261
Decrease (Increase) in other assets	-	-

Net cash (used in) provided by operating activities	38,059	(140)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	38,059	(140)

Cash and cash equivalents, beginning	15,230	16,515

Cash and cash equivalents, ending	$ 53,289	$ 16,375

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS
December 31, 2000

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
December 31, 2000
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of December 31,
2000 and for the nine months then ended have been prepared by the
Partnership, without audit, pursuant to the rules and regulations of the
Securities and Exchange Commission. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the
Partnership adjusts its investment cost for its share of each Operating
Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Partnership in acquiring the investments in
Operating Partnerships are capitalized to the investment account. The
Partnership's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations . It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's
Annual Report on Form 10-K.

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has entered into several transactions with various affiliates of the general partner, including Boston Capital Partners, Inc. and
Boston Capital Asset Management Limited Partnership.

General and administrative expenses incurred by Boston Capital
Partners, Inc. and its affiliates were charged to each series' operations for the quarters ended December 31, 2000 and 1999 as follows:

	2000	1999
Series 1	$ 446	$ 217
Series 2	669	535
Series 3	700	578
Series 4	751	651
Series 5	633	361
Series 6	446	217

	$3,645	$2,559

An annual partnership management fee based on .375 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. The
partnership management fee accrued for the quarters ended December 31, 2000 and 1999 are as follows:

	2000	1999
Series 1	$ 45,216	$ 45,216
Series 2	16,836	17,310
Series 3	67,497	67,497
Series 4	62,721	62,721
Series 5	9,429	9,864
Series 6	36,069	36,069

	$237,768	$238,677

Accounts payable - affiliates at December 31, 2000 and 1999 represents accrued general and administrative expenses, partnership management fees, and advances from an affiliate of the general partner, which are payable to
Boston Capital Partners, Inc., and Boston Capital Asset Management Limited
Partnership.

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
December 31, 2000

NOTE C - RELATED PARTY TRANSACTIONS (continued)

As of December 31, 2000, an affiliate of the general partner advanced a total of $637,629 to the Partnership to pay certain operating expenses of the
Partnership, and to make advances and/or loans to Operating Partnerships.
$20,000 of the total was advanced during the quarter ended December 31, 2000.
Below is a summary, by series, of the advances made to date.

2000
Series 1	$ 81,810
Series 2	62,000
Series 3	160,829
Series 4	332,990

$637,629

These advances are included in Accounts payable-affiliates. These advances, and any additional advances, will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships.

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At December 31, 2000 and 1999, the Partnership had limited partnership interests in one hundred and five Operating Partnerships which own operating apartment complexes as follows: nineteen in Series 1; eight in Series 2;
thirty-three in Series 3; twenty-five in Series 4; five in Series 5; and
fifteen in Series 6.

Under the terms of the Partnership's investment in each Operating
Partnership, the Partnership was required to make capital contributions to such Operating Partnerships. These contributions were payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. At December 31, 2000 and 1999, all capital contributions had been paid.

The Partnership's fiscal year ends March 31 of each year, while all the
Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period.
Accordingly, the current financial results available for the Operating
Partnerships are for the nine months ended December 31, 2000.

The combined unaudited summarized statements of operations of the
Operating Partnerships for the nine months ended September 30, 2000 and 1999 are as follows:

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS
December 31, 2000
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months ended September 30,
(Unaudited)

Series 1

	2000	1999

Revenues
Rental	$ 4,139,052	$ 3,858,377
Interest and other	159,909	174,614

	4,298,961	4,032,991

Expenses
Interest	1,042,238	864,990
Depreciation and amortization	1,552,419	1,414,434
Operating expenses	3,550,414	3,075,683
	6,145,071	5,355,107

NET LOSS	$(1,846,110)	$(1,322,116)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership	$ -	$ (9,263)

Net loss allocated to other Partners	$ (18,461)	$ (13,221)

Net loss suspended	$(1,827,649)	$(1,299,632)

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
December 31, 2000
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months ended September 30,
(Unaudited)

Series 2

	2000	1999

Revenues
Rental	$ 1,076,769	$ 1,023,514
Interest and other	53,077	58,490

	1,129,846	1,082,004

Expenses
Interest	215,086	318,684
Depreciation and amortization	299,188	319,735
Operating expenses	852,224	835,621
	1,366,498	1,474,040

NET LOSS	$ (236,652)	$ (392,036)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership	$ (119,079)	$ (119,263)

Net loss allocated to other Partners	$ (2,367)	$ (3,920)

Net loss suspended	$ (115,206)	$ (268,853)

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
December 31, 2000
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months ended September 30,
(Unaudited)

Series 3
	2000	1999

Revenues
Rental	$ 5,644,995	$ 5,008,225
Interest and other	327,835	268,309

	5,972,830	5,276,534

Expenses
Interest	1,716,272	1,638,669
Depreciation and amortization	1,976,087	1,811,911
Operating expenses	3,937,397	3,598,447
	7,629,756	7,049,027

NET LOSS	$(1,656,926)	$(1,772,493)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership	$ (342,959)	$ (718,499)

Net loss allocated to other partners	$ (16,569)	$ (17,725)

Net loss suspended	$(1,297,398)	$(1,036,269)

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
December 31, 2000
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months ended September 30,
(Unaudited)

Series 4

	2000	1999

Revenues
Rental	$ 5,090,770	$ 4,961,810
Interest and other	206,332	212,087

	5,297,102	5,173,897

Expenses
Interest	1,908,534	1,984,464
Depreciation and amortization	1,686,902	1,692,487
Operating expenses	3,354,897	3,208,122
	6,950,333	6,885,073

NET LOSS	$(1,653,231)	$(1,711,176)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership	$ (702,559)	$ (731,704)

Net loss allocated to other Partners	$ (16,532)	$ (17,112)

Net loss suspended	$ (934,140)	$ (962,360)

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
September 30, 2000
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months ended June 30,
(Unaudited)

Series 5
	2000	1999

Revenues
Rental	$ 518,975	$ 497,211
Interest and other	51,788	44,228

	570,763	541,439

Expenses
Interest	102,159	174,047
Depreciation and amortization	171,531	172,379
Operating expenses	397,453	374,256
	671,143	720,682

NET LOSS	$ (100,380)	$ (179,243)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership	$ (53,602)	$ (48,432)

Net loss allocated to other Partners	$ (1,004)	$ (1,792)

Net loss suspended	$ (45,774)	$ (129,019)

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
December 31, 2000
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months ended September 30,
(Unaudited)

Series 6
	2000	1999

Revenues
Rental	$ 3,249,733	$ 3,249,975
Interest and other	135,640	152,977

	3,385,373	3,402,952

Expenses
Interest	839,936	1,212,338
Depreciation and amortization	981,318	916,267
Operating expenses	1,801,217	1,843,364
	3,622,471	3,971,969

NET LOSS	$ (237,098)	$ (569,017)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership	$ 106,650	$ (205,360)

Net loss allocated to other Partners	$ (2,371)	$ (5,690)

Net loss suspended	$ (341,377)	$ (357,967)

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

December 31, 2000
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

The Partnership is currently accruing the annual partnership management fee. Partnership management fees accrued during the quarter ended December 31, 2000 were $237,768 and total partnership management fees accrued as of
December 31, 2000 were $8,113,486. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Partnership receives sales or refinancing proceeds from Operating Partnerships, which will be used to satisfy such liabilities.

The Partnership has recorded $718,562 as payable to affiliates. This represents advances to pay certain third party operating expenses of the
Partnership, and to make advances and/or loans to Operating Partnerships, and accrued overhead allocations. The breakout between series is: $90,593 in series 1, $81,389 in series 2, $187,933 in series 3, $351,660 in series 4, none in series 5, and $7,087 in series 6. These and any future advances or accruals will be paid, without interest, from available cash flow, reporting fees, or proceeds of sales or refinancing of the Partnership's interest in
Operating Partnerships.

Capital Resources

The Partnership offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on August 29, 1988. The Partnership
received and accepted subscriptions for $97,746,940 representing 9,800,600
BACs from investors admitted as BAC Holders in Series 1 through Series 6 of the Partnership. Offers and sales of BACs in Series 1 through Series 6 of the
Partnership were completed and the last of the BACs in Series 6 were issued by the Partnership on September 29, 1989. At December 31, 2000 and 1999 the
Partnership had limited partnership equity interests in 105 Operating
Partnerships.

As of December 31, 2000 the Partnership had $190,940 in remaining net offering proceeds. Below is a table, which provides, by series, the equity raised, number of BACs sold, final date BACs were offered, number of properties invested in, and remaining proceeds.
Series	Equity	BACs	Final Close Date	Number of Properties	Proceeds Remaining
1	$12,999,000	1,299,900	12/18/88	19	$ 4,425
2	8,303,000	830,300	03/30/89	8	4,304
3	28,822,000	2,882,200	03/14/89	33	1,463
4	29,788,160	2,995,300	07/07/89	25	30,011
5	4,899,000	489,900	08/22/89	5	97,448
6	12,935,780	1,303,000	09/29/89	15	53,289

	$ 97,746,940	9,800,600		105	$190,940

Results of Operations

At December 31, 2000 and 1999 the Partnership held limited partnership interests in 105 Operating Partnerships. In each instance the Apartment
Complex owned by the applicable Operating Partnership is eligible for the
Federal Housing Tax Credit. Occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test(i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

The Partnership incurs an annual partnership management fee to the General
Partner and/or its affiliates in an amount equal to 0.375% of the aggregate cost of the Apartment Complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid by the Operating Partnerships. The annual partnership management fee is currently being accrued. It is anticipated that outstanding fees will be repaid from sale or refinancing proceeds. The annual partnership management fee charged to operations for the quarters ended December 31, 2000 and 1999, net of reporting fees were $237,768 and $238,677, respectively.

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

Series 1

As of December 31, 2000 and 1999, the average Qualified Occupancy for the series was 100%. The series had a total of 19 properties at December 31,
2000, all of which were at 100% Qualified Occupancy.

For the nine months being reported, the series reflects a net loss from
Operating Partnerships of $1,846,110. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect a net loss of $293,691.

Substantially all of the adjusted net loss is attributable to accrued mortgage interest not payable currently by Genesee Commons Associates (River Park
Commons), Kingston Property Associates (Broadway East Townhomes), and Unity
Park Associates (Unity Park Phase II). All three partnerships have forbearance agreements in place allowing the properties to pay minimal mortgage payments while the properties continue to accrue all interest payments due. All three properties also received loans from the state housing agency, which were used to complete rehabilitation work. Operations at both Genesse Commons
Associates and Kingston Property Associates remain weak. The current occupancy levels are 90% at Genesse and 75% at Kingston. Although forbearance agreements are in place, the property's have not made debt service payments for 1999 and 2000. At this time, the mortgagee has not taken any adverse actions. The Investment General Partner will continue to monitor the situation. As mentioned in previous filings, the Operating General Partner of
Unity Park Associates was negotiating a Deed-in-lieu transfer of ownership with the state of New York. In November of 2000, Unity Park Phase II was
deeded to the state of New York. As a result of transfer, the Investment
General Partner has estimated the overall credit yield for 2000 will decrease by 1.0% to 1.5% due to the recapture.

The properties owned by Townhomes of Minnehaha Court (Minnehaha Court
Apartments) and Virginia Circle (Virginia Circle Townhomes) have shown improved operating results but continue to incur high operating expenses.
During 2000, the properties were able to operate without financial assistance from the Operating General Partner and generated positive cash flow. This improvement in operations is expected to continue. Minnesota Housing Finance
Agency has continued their commitment to support improved operations by granting interest free mortgage loans to Townhomes of Minnehaha and Virginia
Circle to correct deferred maintenance issues. All of the exterior items at each property have been completed and the remaining maintenance items will be completed as units turnover.

Series 2

As of December 31, 2000 and 1999, the average Qualified Occupancy for the series was 100% for both years. The series had a total of eight properties at
December 31, 2000 all of which were at 100% Qualified Occupancy.

For the nine months being reported the series reflects a net loss from the Operating Partnerships of $236,652. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect a positive operations of $62,536.

The properties owned by Haven Park Partners III, A California L.P. (Glenhaven
Park III) and Haven Park Partners IV, A California L.P. (Glenhaven Park IV)
continue to suffer from high operating expenses compared to operating income.
Effective October 2000, San Mar Properties of Fresno, California assumed the role of management agent. The Investment Limited Partner is finalizing negotiations with San Mar to assume the Operating General Partner interest.
It is anticipated that the localized management presence will allow the properties to operate in a more cost effective manner. Occupancy at both
Haven Park III and Haven Park IV have stabilized as a result of repairs to unit interiors. As of December 31, 2000 physical occupancy at both properties was 100%.

Annadale Housing Partners (Kingsview Manor & Estates) has previously reported net losses due to operational issues associated with the property.  Average occupancy for the year 2000 was 93.54%. In order to reduce operating costs, a loan restructure was finalized with the first mortgage lender.  The monthly mortgage payments were reduced by 79%, thereby alleviating the property of a large monthly cash obligation.  The payment to the first mortgage holder was funded through the sale of a portion of the Operating Partnership's future credit stream. With the additional cash available from a lower monthly debt service payment and increased rental rates, property operations are anticipated to improve significantly over prior years.  As of December 31,
2000, the property maintained break-even operations. The Investment General
Partner continues to monitor this situation closely. Negotiations have been concluded with a third party to have them assume General Partner responsibilities and management for the partnership.

Series 3.

As of December 31, 2000 and 1999, the average Qualified Occupancy for the series was 99.1% and 99.7%, respectively. The series had a total of 33 properties at December 31, 2000 of which 31 were at 100% Qualified Occupancy.

For the nine months being reported series reflects a net loss from the
Operating Partnerships of $1,656,926. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect a positive operation of
$319,161.

Lakewood Terrace Limited Partnership (Lakewood Terrace Apartments) operated at breakeven during 2000. Occupancy for the fourth quarter of 2000 continues to be strong at 100%. The Operating General Partner has been successful in securing a four (4) year rental assistance contract with HUD and has also been granted a 2.2% rental increase. The lease renewals for the last quarter of
2000 will be affected by the rental increase. The increase in rents and continued high occupancy has financially assisted the partnership.

The Investment General Partner continues to monitor the operations of Lincoln
Hotel Associates (Lincoln Apartments) in an effort to improve the overall operations of the series. As of December 31, 2000 the physical occupancy of the property was 100%. The management company, with the assistance of area housing agencies and a more thorough screening process, has greatly improved the occupancy. The improved occupancy, along with expense reductions, has resulted in an unaudited net income for the year ended December 31, 2000 of
$37,253 and cash flow of ($17,763). The deficit cash flow is the result of capital improvements completed in the fourth quarter of 2000. The property management has indicated that the cash flow position will improve significantly in the first quarter of 2001.

The property owned by California Investors VI LP (Orchard Park) had an average occupancy of 96% for 2000. This stability has been the result of the management company's aggressive marketing efforts and the many capital improvements completed at the property, including office renovations and the addition of an activity center. These improvements have been successful in attracting and retaining tenants. The property's surrounding area is experiencing economic growth which includes a major public sports park which opened in September of 2000. The park is essentially a complex of ball fields and soccer fields with a central concession area. Attendance has been fairly good since the park opened and is expected to increase dramatically once leagues are formed for the children in the community. In addition to the park, a high school is in the process of being built. Work has continued on the new school that will be located across the street from the front entrance of the development. Site preparation continues and the framing of the building structure is expected to begin in the next month or two. These types of public developments in the area should continue to increase the quantity of automobile traffic around Orchard Park and in turn should continue to assist with marketing efforts. The community has experienced an increased level of interest over the last several months from prospective new tenants. There is now a waiting list for units and this has enabled the property management staff to be much more aggressive in dealing with the problem tenants.
Negotiations have concluded with a third party to have them assume General
Partner responsibilities and management for the partnership. An amendment to the Partnership is in the process of being executed.

Operations continue to improve at Hidden Cove Apartments (Hidden Cove) as evidenced by stabilized occupancy and increased rental collections. To date the property has been able to complete minor capital improvements and fund its replacement reserve account without financial assistance. The property operated above breakeven for the fourth quarter. At this time, the Operating
General Partner has commenced negotiations with the property's management company and is expected to transfer the Operating General Partnership interest to that entity during the first quarter of 2001. It is anticipated that the addition of a local Operating General Partner will enhance the property's ability to refinance its permanent mortgage.

Occupancy at Central Parkway Towers (Central Parkway Towers) improved slightly. The average physical occupancy for the period of July 1, 2000 through December 31, 2000 was 73% as compared to 67% for the period from
January 1, 2000 through June 30, 2000 and 64% for 1999. The Management
Company continues to work with city, state, federal, and non-profit agencies to expand referrals and contracts. The Operating General Partner's operating deficit obligation has expired, however it is currently participating in funding shortfalls. The Operating General Partner negotiated a restructure of the lease payments to the greater of cash flow or $3,000, which expired in
December of 2000. Currently, the agreement is being extended on a month to month basis. The Operating General Partner is negotiating to extend the agreement through December 2001. The property's overall operations remain relatively unchanged.

The Operating General Partner of Rainbow Housing Associates (Rainbow
Apartments) has notified the Investment General Partner that the State Housing
Credit Agency has filed Form 8823 with the Internal Revenue Service indicating certain instances of non-compliance with IRS Section 42 code and regulations.
The Operating General Partner engaged legal counsel to respond to the content of Form 8823. The General Partner submitted a formal response to the State
Agency but has not received a reply to date. At this time, the Operating
General Partner and its counsel do not anticipate an outcome that would have a material effect on the Partnership.

Series 4

As of December 31, 2000 and 1999, the average Qualified Occupancy for the series was 100% for both years. The series had a total of 25 properties at
December 31, 2000, all of which were at 100% Qualified Occupancy.

For the nine months being reported the series reflects a net loss from the Operating Partnerships of $1,653,231. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $33,671.

As mentioned in previous filings, the Operating General Partner of Unity Park
Associates (Unity Park Phase II) was negotiating a Deed-in-lieu transfer of ownership with the state of New York. In November of 2000, Unity Park II was deeded to the state of New York. As a result of the transfer, the partnership will incur recapture and interest penalties. The Investment General Partner has estimated the overall credit yield for 2000 will decrease by 3.0% to 3.5%
due to the recapture.

Occupancy at Central Parkway Towers (Central Parkway Towers) improved slightly. The average physical occupancy for the period of July 1, 2000 through December 31, 2000 was 73% as compared to 67% for the period from
January 1, 2000 through June 30, 2000 and 64% for 1999. The Management
Company continues to work with city, state, federal, and non-profit agencies to expand referrals and contracts. The Operating General Partner's operating deficit obligation has expired, however it is currently participating in funding shortfalls. The Operating General Partner negotiated a restructure of the lease payments to the greater of cash flow or $3,000, which expired in
December of 2000. Currently, the agreement is being extended on a month to month basis. The Operating General Partner is negotiating to extend the agreement through December 2001. The property's overall operations remain relatively unchanged.

The property owned by Haven Park Partners II, A California L.P. (Glenhaven
Park II) continues to suffer from excessive operating expenses compared to operating income. Effective October 2000, San Mar Properties of Fresno,
California assumed the role of management agent. The Investment Limited
Partner is finalizing negotiations with San Mar to assume the Operating
General Partner interest. It is anticipated that a localized management presence will allow the properties to operate in a more cost effective manner.
As a result of repairs to unit interiors, occupancy levels are improving. As of December 31, 2000 physical occupancy at Haven Park II was 80%, however the vacant units have been leased with move-ins scheduled for January 2001.

Series 5

As of December 31, and 1999, the average Qualified Occupancy for the series was 100% for both years. The series had a total of five properties at
December 31, 2000, all of which were at 100% Qualified Occupancy.

For the nine months being reported the series reflects a net loss from the Operating Partnerships of $100,380. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect a positive operation of $71,151.

Annadale Housing Partners (Kingsview Manor & Estates) has previously reported net losses due to operational issues associated with the property.  Average occupancy for the year 2000 was 93.54%. In order to reduce operating costs, a loan restructure was finalized with the first mortgage lender.  The monthly mortgage payments were reduced by 79%, thereby alleviating the property of a large monthly cash obligation.  The payment to the first mortgage holder was funded through the sale of a portion of the Operating Partnerships future credit stream. With the additional cash available from a lower monthly debt service payment and increased rental rates, property operations are anticipated to improve significantly over prior years.  As of December 31,
2000, the property maintained break-even operations. The Investment General
Partner continues to monitor this situation closely. Negotiations have been concluded with a third party to have them assume General Partner responsibilities and management for the partnership.

The property owned by Glenhaven Park Partners, A California L.P. (Glenhaven
Estates) continues to suffer from excessive operating expenses compared to operating income. Effective October 2000, San Mar Properties of Fresno,
California assumed the role of management agent. The Investment Limited
Partner is finalizing negotiations with San Mar to assume the Operating
General Partner interest. It is anticipated that a localized management presence will allow the properties to operate in a more cost effective manner. Occupancy as of December 31, 2000 was 92%.

Series 6

As of December 31, 2000 and 1999, the average Qualified Occupancy for the series was 100% for both years. The series had a total of 15 properties at December 31, 2000, all of which were at 100% Qualified Occupancy.

For the nine months being reported the series reflects a net loss from the Operating Partnerships of $237,098. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of
$744,220.

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

BOSTON CAPITAL TAX CREDIT
FUND LIMITED PARTNERSHIP

By: Boston Capital Associates Limited
Partnership, General Partner

By: C&M Associates, d/b/a
Boston Capital Associates

Date: February 20, 2001 By: /S/ John P. Manning
________________________
John P. Manning,
Partner & Principal Financial
Officer