Form 10-K405
period 2001-03-31
BOSTON CAPITAL TAX CREDIT FUND LTD PARTNERSHIP
filed 2001-07-13
CIK 835095

      <SUBMISSION-INFORMATION-FILE>

         <TYPE>                                 10-K405                                                     </TYPE>

         <CONFIRMING-COPY>                      NO                                                          </CONFIRMING-COPY>

         <SROS>                                 NONE                                                        </SROS>

         <FILER>

            <FILER-CIK>                       0000835095                                                  </FILER-CIK>

            <FILER-CCC>                       du@kk3kv                                                    </FILER-CCC>

         </FILER>

         <SUBMISSION-CONTACT>

            <CONTACT-NAME>                    EDGAR Advantage Service Team                                </CONTACT-NAME>

            <CONTACT-PHONE>                   800-688-1933                                                </CONTACT-PHONE>

         </SUBMISSION-CONTACT>

         <NOTIFY-INTERNET>                                                                                  </NOTIFY-INTERNET>

         <RETURN-COPY>                          YES                                                         </RETURN-COPY>

         <PERIOD>                               03/31/2001                                                  </PERIOD>

      </SUBMISSION-INFORMATION-FILE>

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(X)   QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934.

       For the fiscal year ended March 31, 2001

                                              or

( )   TRANSITION REPORT PERSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______ to _______
Commission file number        0-17679

BOSTON CAPITAL TAX CREDIT FUND LIMITED PARTNERSHIP.
(Exact name of registrant as specified in its charter)

Delaware	04-3006542
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

One Boston Place, Suite 2100, Boston, Massachusetts  02108
(Address of principal executive offices)           (Zip Code)

Registrants telephone number, including area code (617)624-8900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange On which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Beneficial Assignee Certificates
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

DOCUMENTS INCORPORATED BY REFERENCE

The following documents of the Partnership are incorporated by reference:
Form 10-K
Parts	Documents

Parts I, III	October 14, 1988 Prospectus, as
supplemented

BOSTON CAPITAL TAX CREDIT FUND LIMITED PARTNERSHIP
Form 10-K ANNUAL REPORT
FOR THE YEAR ENDED MARCH 31, 2001

TABLE OF CONTENTS

PART I
Item 1.	Business Properties Legal Proceedings Submission of Matters to a Vote Of Security Holders
Item 2.
Item 3.
Item 4.

PART II
Item 5.

Market for the Registrant's Class A Limited Partner
Interests and Related Security-Holder Matters
Selected Financial Data
Management's Discussion and Analysis of
Financial Condition and Results of
Operations
Financial Statements and Supplementary Data
Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

Item 6.
Item 7.

Item 8.
Item 9.

PART III
Item 10.	Directors and Executive Officers of the Registrant Executive Compensation Security Ownership of Certain Beneficial Owners and Management Certain Relationships and Related Transactions

Item 11.
Item 12.

Item 13.

PART IV
Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K Signatures

PART I

Item 1. Business

Organization

Boston Capital Tax Credit Fund Limited Partnership (the "Fund") is a limited partnership formed under the Delaware Revised Uniform Limited
Partnership Act as of June 1, 1988. Effective as of June 1, 2001 there was a restructuring, and as a result, the Fund's general partner was reorganized as follows. The General Partner of the Fund continues to be Boston Capital
Associates Limited Partnership, a Massachusetts limited partnership. The general partner of the General Partner is BCA Associates Limited Partnership,
a Massachusetts limited partnership, whose sole general partner is C&M
Management, Inc., a Massachusetts corporation and whose limited partners are
Herbert F. Collins and John P. Manning. Mr. Manning is the principal of
Boston Capital Partners, Inc. The limited partner of the General Partner is
Capital Investment Holdings, a general partnership whose partners are certain officers and employees of Boston Capital Partners, Inc., and its affiliates.
The Assignor Limited Partner is BCTC Assignor Corp., a Delaware corporation which is now wholly-owned by John P. Manning.

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

At March 31, 2001, the Partnership had limited partnership equity interests in one hundred three operating partnerships which own operating apartment complexes as follows: eighteen in Series 1; eight in Series 2;
thirty-three in Series 3; twenty-four in Series 4; five in Series 5; and
fifteen in Series 6. A description of these Operating Partnerships is set forth in Item 2 herein.

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

(4) provide cash distributions (except with respect to the
Partnership's investment in certain Non-Profit Operating Partnerships) from a
Capital Transaction as to the Partnership. The Operating Partnerships intend to hold the Apartment Complexes for appreciation in value. The Operating
Partnerships may sell the Apartment Complexes after a period of time if financial conditions in the future make such sales desirable and if such sales are permitted by government restrictions.

The business objectives and investment policies of the Partnership are described more fully on pages 44 to 52 of the Prospectus under the caption
"Business Objectives and Investment Policies," which is incorporated herein by reference.

Employees

The Partnership does not have any employees. Services are performed by the
General Partner and its affiliates and agents retained by them.

Item 2. Properties

The Partnership has acquired a limited partnership interest in each of the one hundred three Operating Partnerships identified in the following tables. In each instance the Apartment Complex owned by the applicable
Operating Partnership is eligible for the Federal Housing Tax Credit.
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

Boston Capital Tax Credit Fund Limited Partnership - Series 1

PROPERTY PROFILES AS OF MARCH 31, 2001
Property Name	Location	Units	Mortgage Balance As Of 12/31/00	Construction Completion	Qualified Occupancy 3/31/01	Capital Contrib- uted
Apple Hill Apartments	West Newton, NC	44	$1,474,251	01/88	100%	$ 317,660

Bolivar Manor Apartments	Bolivar, NY	24	873,955	11/88	100%	180,498

Briarwood Apartments	Vero Beach, FL	45	1,466,733	08/89	100%	386,368

Broadway East	Kingston, NY	122	5,184,279	06/89	100%	952,500

Country Knoll	Coldwater, MI	32	930,650	07/89	100%	202,610

Country Village Apts	Warwick, NY	64	3,151,486	04/89	100%	845,000

Elk Rapids II Apartments	Elk Rapids, MI	24	733,972	02/89	100%	161,078

Green Acres Apartments	Yulee, FL	47	1,468,569	08/89	100%	394,500

Inglewood Meadows	St. Cloud, FL	50	1,475,270	11/88	100%	394,400

Minnehaha Court Apts.	St. Paul, MN	24	1,118,966	11/88	100%	631,138

Moss Creek Apartments	Wewahitchka, FL	23	705,787	06/88	100%	207,592

River Park Commons	Rochester, NY	402	9,888,323	12/88	100%	2,315,400

Sunset West Apartments	Conneaut, OH	40	1,163,812	04/88	100%	250,701

Boston Capital Tax Credit Fund Limited Partnership - Series 1

PROPERTY PROFILES AS OF MARCH 31, 2001

Continued
Property Name	Location	Units	Mortgage Balance As Of 12/31/00	Construction Completion	Qualified Occupancy 3/31/01	Capital Contrib- uted
Villas of Geneva	Geneva, OH	40	$1,179,246	08/88	100%	$ 254,967

Virginia Circle Townhomes	St. Paul, MN	16	660,647	06/88	100%	395,000

Westchase Apartments	Three Rivers, MI	32	958,063	07/89	100%	202,610

Wood Creek Manor	Saulte St. Marie, MI	32	958,583	07/89	100%	213,390

Woodland Terrace	St. Cloud, FL	50	1,475,270	11/88	100%	394,500

Boston Capital Tax Credit Fund Limited Partnership - Series 2

PROPERTY PROFILES AS OF MARCH 31, 2001
Property Name	Location	Units	Mortgage Balance As Of 12/31/00	Construction Completion	Qualified Occupancy 3/31/01	Capital Contrib- uted
Annadale Apartments	Fresno, CA	222	$8,480,788	06/90	100%	$1,736,542

Calexico Village Apts.	Calexico, CA	36	1,557,831	04/90	100%	464,896

Glenhaven Park III	Merced, CA	15	485,634	12/89	100%	490,000

Glenhaven Park	Merced, CA	12	390,477	06/90	100%	395,300

Heber II Village Apts.	Heber, CA	24	1,087,854	04/89	100%	345,000

Redondo II Apts.	Westmorland, CA	32	1,428,637	07/90	100%	580,000

Redwood Creek Apts.	McKinleyville, CA	48	1,761,085	12/89	100%	688,572

Thunderbird Apartments	Mecca, CA	54	2,584,717	07/90	100%	1,012,157

Boston Capital Tax Credit Fund Limited Partnership - Series 3

PROPERTY PROFILES AS OF MARCH 31, 2001
Property Name	Location	Units	Mortgage Balance As Of 12/31/00	Construction Completion	Qualified Occupancy 3/31/01	Capital Contrib- uted
The 128 Park Street Lodging House	Dorchester, MA	16	$ 508,552	07/88	100%	$ 340,000

Ashley Senior Center Apts.	Ashland, OR	62	1,769,374	05/89	100%	495,500

Belfast Birches	Belfast, ME	24	1,079,694	05/89	100%	245,000

The Bowditch School Lodging House	Jamaica Plain, MA	50	1,604,674	12/89	100%	883,623

Carriage Gate Apartments	Palatka, FL	48	1,462,292	11/89	100%	385,000

Central Parkway Towers	Cincinnati, OH	225	2,800,000	12/89	100%	4,482,818

Colony Court Apartments	Eustis, FL	46	1,481,894	06/89	100%	384,200

Crane Street Court	Littleton, NH	33	1,466,497	12/88	100%	293,000

Cruz Bay Apartments	St. John, USVI	20	1,478,222	02/89	100%	285,820

Fiddler's Creek Apartments	Southport, NC	24	956,354	02/89	100%	200,397

Gilmore Court	Jaffrey, NH	28	1,375,486	06/89	100%	288,660

Greenwood Apartments	Owosso, MI	48	1,425,449	08/89	100%	312,090

Hidden Cove Apartments	W.Pittsburg CA	88	2,845,289	08/88	100%	1,761,650

Hillmont Apartments	Lake Park, GA	42	1,127,960	05/89	100%	265,218

Boston Capital Tax Credit Fund Limited Partnership - Series 3

PROPERTY PROFILES AS OF MARCH 31, 2001

Continued
Property Name	Location	Units	Mortgage Balance As Of 12/31/00	Construction Completion	Qualified Occupancy 3/31/01	Capital Contrib- uted
Jackson Apartments	Jackson, WY	28	$1,182,659	07/89	100%	$ 225,000

Lake North Apartments	Lady Lake, FL	36	1,049,962	01/89	100%	220,780

Lakewood Terr Apartments	Lakeland, FL	132	3,661,152	08/89	100%	572,400

Lincoln Apartments	Salem, MA	63	2,986,908	12/88	100%	520,000

Mann Village Apartments	Indianapolis, IN	204	5,452,750	05/89	98%	2,620,620

Maplewood Apartments	Cloquet, MN	24	750,793	04/89	100%	150,800

Mound Plaza Apartments	Moundville, AL	24	618,281	09/89	100%	129,465

Oak Crest Manor II	Brainerd, MN	30	901,999	05/89	100%	168,130

Orangewood Villas	Umatilla, FL	45	1,465,252	09/89	98%	358,350

Orchard Park Apartments	Beaumont, CA	144	3,754,107	05/89	100%	2,950,000

Paige Hall Apartments	Minneapolis, MN	69	2,253,150	04/89	100%	378,538

Queens Court Apts.	Philadelphia, PA	32	968,862	01/89	100%	759,500

Rainbow Apartments	Yuma, AZ	81	1,865,959	01/89	70%	702,968

Ripon Apartments	Ripon, WI	24	845,311	07/89	100%	176,260

Boston Capital Tax Credit Fund Limited Partnership - Series 3

PROPERTY PROFILES AS OF MARCH 31, 2001

Continued
Property Name	Location	Units	Mortgage Balance As Of 12/31/00	Construction Completion	Qualified Occupancy 3/31/01	Capital Contrib- uted
Sun Village Apartments	Groveland, FL	34	$1,040,437	05/88	100%	$ 211,880

Taylor Terrace Apartments	W. Pittsburgh, PA	30	1,046,358	11/88	100%	227,103

The Grove Apartments	Vidalia, GA	54	1,473,491	05/89	100%	345,621

Trinidad Apartments	Trinidad, CO	24	913,155	06/89	100%	202,000

Vassar Apartments	Vassar, MI	32	912,964	11/89	100%	189,596

Boston Capital Tax Credit Fund Limited Partnership - Series 4

PROPERTY PROFILES AS OF MARCH 31, 2001
Property Name	Location	Units	Mortgage Balance As Of 12/31/00	Construction Completion	Qualified Occupancy 3/31/01	Capital Contrib- uted
Amory Square Apartments	Windsor, VT	74	$2,072,693	09/89	100%	$1,644,338

Auburn Trace	Delray Beach, FL	256	9,749,058	01/90	100%	2,849,298

Ault Apartments	Ault, CO	16	485,100	07/89	100%	92,232

Berkshire Apartments	Wichita, KS	90	1,943,868	09/89	100%	1,829,104

Bowditch School Lodging House	Jamaica Plain, MA	50	1,604,674	12/89	100%	619,300

Burlwood Apartments	Cripple Creek, CO	10	367,946	08/89	100%	45,600

Cambria Commons	Cambria, NY	24	1,034,192	07/89	100%	367,600

Central Parkway Towers	Cincinnati, OH	225	2,800,000	12/89	100%	944,322

Clearview Apartments	Monte Vista, CO	24	750,138	11/89	100%	166,400

Fuller Townhomes	St. Paul, MN	9	483,132	01/89	100%	254,671

Glenhaven Park II	Merced, CA	15	483,149	06/89	100%	415,000

Greenwood Terrace	Quincy, FL	36	1,070,897	09/89	100%	282,000

Highland Village Duplexes	Topeka, KS	22	347,679	12/88	100%	354,067

Boston Capital Tax Credit Fund Limited Partnership - Series 4

PROPERTY PROFILES AS OF MARCH 31, 2001

Continued
Property Name	Location	Units	Mortgage Balance As Of 12/31/00	Construction Completion	Qualified Occupancy 3/31/01	Capital Contrib- uted
Jefferson Pl Apartments	Monticello, FL	38	$1,096,701	12/89	100%	$ 294,150

Landmark Apartments	Chesapeake, VA	120	1,681,237	05/89	100%	1,470,835

Meadowcrest Apartments	Southfield, MI	83	2,855,916	10/90	100%	1,055,404

Milliken Apartments	Milliken, CO	28	853,353	08/89	100%	135,000

Montana Ave. Townhomes	St. Paul, MN	13	639,003	11/89	100%	430,167

New Grand Hotel	Salt Lake City,UT	80	2,795,886	03/90	100%	2,823,370

Rosenberg Hotel	Santa Rosa, CA	77	1,780,013	01/92	100%	844,300

Shockoe Hill Apartments II	Richmond, VA	64	1,845,899	09/89	100%	1,110,590

Sunnyview Apartments	Salem, OR	60	2,200,000	09/89	100%	775,000

Thompson Village Apts.	Indian-apolis, IN	240	5,337,022	12/89	100%	2,098,660

Van Dyke Estates XVI - A	Sanger, CA	16	626,941	11/89	100%	474,360

Boston Capital Tax Credit Fund Limited Partnership - Series 5

PROPERTY PROFILES AS OF MARCH 31, 2001
Property Name	Location	Units	Mortgage Balance As Of 12/31/00	Construction Completion	Qualified Occupancy 3/31/01	Capital Contrib- uted
Annadale Apartments	Fresno, CA	222	$8,480,788	06/90	100%	$1,161,810

Calexico Village Apartments	Calexico, CA	36	1,557,831	04/90	100%	128,174

Glenhaven Estates	Merced, CA	13	640,879	06/89	100%	356,480

Heather Ridge Apartments	Redding, CA	56	955,081	09/89	100%	1,182,030

Point Arena Village	Point Arena, CA	25	1,194,280	02/90	100%	444,830

Boston Capital Tax Credit Fund Limited Partnership - Series 6

PROPERTY PROFILES AS OF MARCH 31, 2001
Property Name	Location	Units	Mortgage Balance As Of 12/31/00	Construction Completion	Qualified Occupancy 3/31/01	Capital Contrib- uted
Auburn Trace	Delray Beach, FL	256	$9,749,058	01/90	100%	$1,971,457

Briarwood Estates	Cameron, MO	24	564,994	09/88	100%	137,367

Columbia Park Apts.	Richland, WA	139	3,277,553	02/90	100%	1,607,375

Eldon Estates	Eldon, MO	24	549,021	07/88	100%	139,221

Forty West Apartments	Holland, MI	120	1,923,668	02/90	100%	1,431,562

Hacienda Villa Apartments	Firebaugh, CA	120	3,780,297	01/90	100%	1,460,316

Hillandale Commons	Lithonia, GA	132	3,043,339	01/90	100%	1,444,800

Kearney Properties II	Kearney, MO	16	360,102	03/88	100%	99,334

Los Pueblos Apartments	Socorro, NM	32	1,240,059	05/88	100%	414,851

Pleasant Hill	Pleasant Hill, MO	24	556,676	12/88	100%	141,624

Rosenberg Apartments	Santa Rosa, CA	77	1,780,013	01/92	100%	555,700

Sherburne Senior Housing	Sherburne, NY	29	1,299,948	10/89	100%	578,409

Springridge III	Warrensburg, MO	24	565,465	02/88	100%	162,393

Tall Pines Apartments	Charlestown, NH	32	1,419,682	11/89	100%	302,491

Woodcliff Apartments	Ishpeming, MI	24	751,888	11/89	100%	192,996

Item 3.	Legal Proceedings

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for the Partnership's Limited Partnership Interests
and Related Partnership Matters

(a) Market Information

The Partnership is classified as a limited partnership and
thus has no common stock. There is no established public trading market for the BACs and it is not anticipated that any public market will develop.

(b) Approximate number of security holders.

As of March 31, 2001, the Partnership has 7,388 registered
BAC Holders for an aggregate of 9,800,600 BACs which were
offered a subscription price of $10 per BAC.

The BACs were issued in series. Series 1 had 1,034
investors holding 1,299,900 BACs; Series 2 had 727 investors holding 830,300 BACs; Series 3 had 2,330 investors holding
2,882,200 BACs; Series 4 had 2,078 investors holding 2,995,300
BACs; Series 5 had 387 investors holding 489,900 BACs; and Series
6 had 832 investors holding 1,303,000 BACs.

(c) Dividend history and restriction.

The Partnership has made no distributions of Net Cash Flow
to its BAC Holders from its inception, June 1, 1988 through March
31, 2001.

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

Item 6. Selected Financial Data

The information set forth below presents selected financial data of the Partnership for each of the five years in the period ended March
31, 2001. Additional detailed financial information is set forth in the audited financial statements listed in Item 14 hereof.

Operations
	March 31, 2001	March 31, 2000	March 31, 1999	March 31, 1998	March 31, 1997

Interest Income	$ 3,255	$ 3,362	$ 4,355	$ 16,039	$ 7,074
Other Income	1,266	888	-	813	2,910
Share of Loss of operating Partnerships	(1,691,359)	(1,797,917)	(4,256,419)	(4,676,547)	(1,453,320)
Operating Exp.	(1,000,088)	(1,058,874)	(5,088,524)	(1,096,282)	(1,081,835)

Net Loss	(2,686,926)	(2,852,541)	(9,340,588)	(5,755,977)	(2,525,171)

Net Loss per BAC$	$ (.27)	$ (.29)	$ (.94)	$ (.58)	$ (.26)

Balance Sheet

Total Assets	$10,428,373	$12,057,796	$13,845,884	$22,097,154	$26,710,863

Total Liab.	$ 9,091,047	$ 8,033,544	$ 6,969,091	$ 5,879,773	$ 4,737,505
Partners' Equity	$ 1,337,326	$ 4,024,252	$ 6,876,793	$16,217,381	$21,973,358

Other Data

Tax Credits per BAC for the Investors Tax Year, the twelve months ended December 31, 2000, 1999, 1998, 1997, and 1996*	$ .15	$ .76	$ 1.20	$ 1.24	$ 1.25

*Credit per BAC is a weighted average of all the Series. Since each Series has invested as a limited partner in different Operating Partnerships the Credit per BAC will vary slightly. For more detailed information refer to Item 7. Results of Operations.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity

The Partnership's primary source of funds was the proceeds of its public offering. Other sources of liquidity include (i) interest earned on capital contributions held pending investment or held for working capital reserves and
(ii) cash distributions from operations of the Operating Partnerships in which the Partnership has invested. These sources of liquidity are available to meet the obligations of the Partnership. The Partnership is currently accruing the annual partnership management fees, which allows each series the ability to pay non-affiliated third party obligations. During the fiscal year ended March 31, 2001 the Partnership accrued $951,072 in annual partnership management fees. As of March 31, 2001, total partnership management fees accrued were $8,351,254. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Partnership receives sales or refinancing proceeds from Operating Partnerships which will be used to satisfy such liabilities.

An affiliate of the general partner has advanced $650,129 to the
Partnership to pay certain third party operating expenses and to make advances and/or loans to Operating Partnerships. The amounts advanced to four of the six series are as follows: $84,810 to Series 1; $65,500 to Series 2; $166,829 to Series 3; and $332,990 to Series 4. These and any additional advances will be paid, without interest, from available cash flow, reporting fees, or the proceeds of sales or refinancing of the Partnership's interests in Operating
Partnerships. The Partnership anticipates that as the Operating Partnerships continue to mature, more cash flow and reporting fees will be generated. Cash flow and reporting fees will be added to the Partnership's working capital and will be available to meet future third party obligations of the Partnership.
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

As of March 31, 2001, the net proceeds from the offer and sale of BACs in Series 1 had been used to invest in a total of 18 Operating Partnerships in an aggregate amount of $9,407,952, and the Partnership had completed payment of all installments of its capital contributions. Series 1 had $6,094 in
Working Capital at March 31, 2001.

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

As of March 31, 2001, the net proceeds of the offer and sale of BACs in
Series 2 had been used to invest in a total of 8 Operating Partnerships in an aggregate amount of $6,498,176, and the Partnership had completed payment of all installments of its capital contributions. Series 2 had $5,977 in
Working Capital at March 31, 2001.

(Series 3). The Partnership received and accepted subscriptions for
$28,822,000, representing 2,882,200 BACs from investors admitted as BAC
Holders in Series 3. Offers and sales of BACs in Series 3 were completed and the last of the BACs in Series 3 were issued by the Partnership on March
14, 1989.

As of March 31, 2001, the net proceeds from the offer and sale of BACs in Series 3 had been used to invest in a total of 33 Operating Partnerships in an aggregate amount of $21,738,797, and the Partnership had completed payment of all installments of its capital contributions to all of its Operating
Partnerships. Series 3 had $5,293 in Working Capital at March 31, 2001.

(Series 4). The Partnership commenced offering BACs in Series 4 on
March 27, 1989. The Partnership received and accepted subscriptions for
29,788,160, representing 2,995,300 BACs from investors admitted as BAC Holders in Series 4. Offers and sales of BACs in Series 4 were completed and the last of the BACs in Series 4 were issued by the Partnership on July 7, 1989.

As of March 31, 2001, the net proceeds from the offer and sale of BACs in Series 4 had been used to invest in a total of 24 Operating Partnerships in an aggregate amount of $22,934,082, and the Partnership had completed payment of all installments of its capital contributions to all of its Operating
Partnerships. Series 4 had $27,998 in Working Capital at March 31, 2001.

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

As of March 31, 2001, the net proceeds of the offer and sale of BACs in
Series 5 had been used to invest in a total of 5 Operating Partnerships in an aggregate amount of $3,431,044, and the Partnership had completed payment of all installments of its capital contributions. Series 5 had $96,768 in
Working Capital at March 31, 2001.

(Series 6). The Partnership commenced offering BACs in Series 6 on July
18, 1989. The Partnership received and accepted subscriptions for
$12,935,780, representing 1,303,000 BACs from investors admitted as BAC
Holders in Series 6. Offers and sales of BACs in Series 6 were completed and the last of the BACs in Series 6 were issued by the Partnership on September
29, 1989.

As of March 31, 2001 the net proceeds from the offer and sale of BACs in
Series 6 had been used to invest in a total of 15 Operating Partnerships in an aggregate amount of $10,652,631, and the Partnership had completed payment of all installments of its capital contributions to all of its Operating
Partnerships. Series 6 had $52,745 in Working Capital at March 31, 2001.

Results of Operations

The Partnership incurs an annual partnership management fee payable to the General Partner and/or its affiliates in an amount equal to 0.375% of the aggregate cost of the Apartment Complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid or payable by the Operating Partnerships. The annual partnership management fee incurred for the fiscal years ended March 31, 2001 and 2000 was $858,356 and
$914,669, respectively, an amount which is anticipated to be lower for subsequent fiscal years as more of the Operating Partnerships begin to pay accrued and annual partnership management and reporting fees. During the fiscal years ended March 31, 2001 and 2000, the Partnership received
$92,716 and $40,039, respectively, in reporting fees from the Operating
Partnerships.

The Partnership's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested.
The Partnership's investments in Operating Partnerships have been made principally with a view towards realization of Federal Housing Tax
Credits for allocation to its partners and BAC holders.

All series in Boston Capital Tax Credit Fund Limited Partnership experienced a decrease in the tax credits generated per BAC from calendar year 1999 to 2000.
The Operating Partnerships were allocated tax credits for 10 years. Based on each Operating Partnership's lease-up, the total credits could be spread over as many as 13 years. In cases where the actual number of years is more than
10, the credits delivered in the early and later years will be less than the maximum allowable per year. The decrease in credits for the year 2000 results from the fact that a large number of the Operating in their next to last or final year of credit in 2000. The decrease in tax credits generated per
BAC is expected to continue into calendar year 2001, when the rest of the
Operating Partnerships complete their respective credit periods.

(Series 1). As of March 31, 2001 and 2000, the Qualified Occupancy for
the Series was 100%. The Series had a total of 18 properties at March 31,
2001, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2000 and 1999, the Series, in total, generated $1,826,627 and $1,807,345 respectively, in passive income tax losses that were passed through to the investors, and also provided $0.35 and $0.11, respectively, in tax credits per BAC to the investors.

For the years ended December 31, 2000 and 1999 Series 1 reflects a net loss from Operating Partnerships of $41,281 and $3,137,895, respectively, when adjusted for depreciation which is a non-cash item. In 1999, Kingston
Property Associates (Broadway East Townhomes) recorded a non-cash impairment loss of $2,664,114. When adjusted for the impairment losses in addition to depreciation, the series reflects a net loss for 1999 of $473,751.

Substantially all of the adjusted net loss for 2000 and 1999 is attributable to accrued mortgage interest not payable currently by Genesee Commons
Associates (River Park Commons), Kingston Property Associates (Broadway East
Townhomes), and for 1999 only Unity Park Associates (Unity Park Phase II). As mentioned in previous filings, the Operating General Partner of Unity Park
Associates negotiated a Deed-in-lieu transfer of ownership with the state of
New York. In November of 2000, Unity Park Phase II was deeded to the state of
New York. As a result of transfer, the overall credit yield for 2000 was
(1.45%) due to the recapture. The other two partnerships have forbearance agreements in place allowing the properties to pay minimal mortgage payments while the properties continue to accrue all interest payments due. Both properties also received loans from the state housing agency, which were used to complete rehabilitation work. Operations at both Genesse Commons
Associates and Kingston Property Associates remain weak. The current occupancy levels are 90% at Genesse and 77% at Kingston. However, recently
Kingston has begun receiving residents from the local social service agency and as a result, the property anticipates improved occupancy levels. Although forbearance agreements are in place, the properties have not made debt service payments for 1999 and 2000. At this time, the mortgagee has not taken any adverse actions. The Investment General Partner will continue to monitor the situation.

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

(Series 2). As of March 31, 2001 and 2000, the Qualified Occupancy for
the series was 100%. The Series had a total of 8 properties at March 31, 2001, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2000 and 1999, the Series, in total, generated $798,406 and $895,002, respectively, in passive income tax losses that were passed through to the investors, and also provided $0.36 and
$0.96, respectively, in tax credits per BAC to the investors.

For the years ended December 31, 2000 and 1999 Series 2 reflects a net income (loss) from Operating Partnerships of $598,084 and ($1,046,210), respectively, when adjusted for depreciation which is a non-cash item.
The improved operations were mainly the result of a debt restructure by one of the operating partnerships.

Annadale Housing Partners (Kingsview Manor & Estates) has previously reported net losses due to operational issues associated with the property.  Average occupancy for the year 2000 was 93.54%. In order to reduce operating costs, a loan restructure was finalized with the first mortgage lender.  The monthly mortgage payments were reduced by 79%, thereby alleviating the property of a large monthly cash obligation.  The payment to the first mortgage holder was funded through the sale of a portion of the Operating Partnership's future credit stream. With the additional cash available from a lower monthly debt service payment and increased rental rates, property operations are anticipated to improve significantly over prior years.  As of December 31,
2000, the property maintained break-even operations. Occupancy remains stable at 93% on March 31, 2001. The Investment General Partner continues to monitor this situation closely. Negotiations have been concluded with a third party to have them assume General Partner responsibilities and management for the partnership. This transfer was effective January 1, 2001.

The properties owned by Haven Park Partners III, A California L.P. (Glenhaven
Park III) and Haven Park Partners IV, A California L.P. (Glenhaven Park IV)
continue to suffer from high operating expenses compared to operating income.
Effective October 4th, San Mar Properties of Fresno, California assumed the role of management agent. An affiliate of San Mar Properties, Central Valley
Affordable Housing LLC, assumed the General Partner interest effective
December 31, 2000. It is anticipated that the localized management and ownership presence will allow the properties to operate in a more cost effective manner. Occupancy at Haven Park III has stabilized as a result of the efforts of the new management company. As of March 31, 2001 physical occupancy at Haven Park III was 100%. Occupancy at Haven Park IV decreased to
83% at March 31, 2001 due to an unexpected turnover of units. Management is confident that occupancy will improve in the next quarter.

(Series 3). As of March 31, 2001 and 2000, the Qualified Occupancy for
the Series was 99.0% and 99.7%, respectively. The Series had a total of 33 properties at March 31, 2001. Out of the total, 30 were at 100% qualified occupancy.

For the tax years ended December 31, 2000 and 1999, the Series, in total, generated $1,792,279 and $2,532,433, respectively, in passive income tax losses that were passed through to the investors, and also provided $0.05 and $0.60, respectively, in tax credits per BAC to the investors.

For the years ended December 31, 2000 and 1999 Series 3 reflects a net income from Operating Partnerships of $58,793 and $121,626, respectively, when adjusted for depreciation which is a non-cash item.

Lakewood Terrace Limited Partnership (Lakewood Terrace Apartments) operated at breakeven for the first quarter of 2001 and occupancy continues to be strong at 100%. The Operating General Partner has been successful in securing a four (4) year rental assistance contract with HUD and has also been granted a 2.2% rental increase. The increase in rents and continued high occupancy has financially assisted the partnership.

The Investment General Partner continues to monitor the operations of Lincoln
Hotel Associates (Lincoln Apartments) in an effort to improve the overall operations of the series. As of March 31, 2001 the physical occupancy of the property was 97%. The management company, with the assistance of area housing agencies and a more thorough screening process, has greatly improved the occupancy. The improved occupancy, along with expense reductions, has resulted in an audited net income from operations of $108,039. However after depreciation and interest expense the property overall has a net loss of
($167,834) and expended cash of ($19,686)for the year ended December 31, 2000.
During the first quarter of 2001, the property had unaudited net income of
$5,531 and generated cash flow of approximately $11,000. The improved cash position is a direct result of the property performing maintenance work during the latter part of 2000 which had been originally scheduled for 2001.

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
Negotiations have concluded with a third party to have them assume General
Partner responsibilities and management for the partnership. This transfer was effective January 1, 2001.

Operations continue to improve at Hidden Cove Apartments (Hidden Cove) as evidenced by stabilized occupancy and increased rental collections. Occupancy for the first quarter of 2001 averaged 99%. To date the property has been able to complete minor capital improvements and fund its replacement reserve account without financial assistance. The property operated above breakeven for the year 2000. The Operating General Partner has completed negotiations with the property's management company and has transferred the Operating
General Partnership interest to that entity effective January 1, 2001.

It is anticipated that the addition of a local Operating General
Partner will enhance the property's ability to refinance its permanent mortgage.

Occupancy at Central Parkway Towers (Central Parkway Towers) improved slightly during the first four months of 2001 to 76% from 2000's average occupancy of %67. The Management Company continues to work with city, state, federal, and non-profit agencies to expand tenant referrals and housing contracts. The Operating General Partner negotiated a restructure of the lease payments to the greater of monthly cash flow or $3,000/month, with the balance deferred. The reduced lease payment agreement expired December of
2000 with the deferred lease payments of $12,000 due June 30, 2001.
Currently, the Operating General Partner is negotiating to defer payments through January 2002. In addition, the Operating General Partner's operating deficit obligation has expired, however, it is currently participating in funding shortfalls. The properties overall financial position remains relatively unchanged, and Accounts Payable and Accrued Expenses have been increased from previous levels.

The Operating General Partner of Rainbow Housing Associates (Rainbow
Apartments) has notified the Investment General Partner that the State Housing
Credit Agency has filed Form 8823 with the Internal Revenue Service indicating certain instances of non-compliance with IRS Section 42 code and regulations.
The Operating General Partner engaged legal counsel to respond to the content of Form 8823. The General Partner submitted a formal response to the State
Agency but has not received a reply to date. The Investment Limited Partner engaged legal tax counsel to review Form 8823 and to provide a legal opinion to a potential recapture. It was the opinion of the Investment Limited
Partner's legal tax counsel that any potential recapture of tax credits, if that were to occur, would encompass only three prior years. The investment
Limited Partner is continuing to closely monitor the possible recapture of credits and is working closely with legal counsel to minimize the possible risk to the partnership. At this time, the Operating General Partner, its counsel and counsel to the Investment Limited Partner do not anticipate an outcome that would have a material effect on the Partnership.

(Series 4). As of March 31, 2001 and 2000, the Qualified Occupancy for
the series was 100%. The Series had a total of 24 properties at March 31,
2001, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2000 and 1999, the Series, in total, generated $2,331,820 and $2,360,937, respectively, in passive income tax losses that were passed through to the investors, and also provided $0.04 and $0.95, respectively, in tax credits per BAC to the investors.

For the years ended December 31, 2000 and 1999 Series 4 reflects a net loss from Operating Partnerships of $61,506 and $733,438, respectively, when adjusted for depreciation which is a non-cash item. The improved operations were mainly a result of the removal of one of the Operating Partnerships.

As mentioned in previous filings, the Operating General Partner of Unity Park
Associates (Unity Park Phase II) negotiated a Deed-in-lieu transfer of ownership with the state of New York. In November of 2000, Unity Park II was deeded to the state of New York. As a result of the transfer, the partnership incurred recapture and interest penalties. The Investment General Partner has estimated the overall credit yield for 2000 to be .44% due to the recapture.

Occupancy at Central Parkway Towers (Central Parkway Towers) improved slightly during the first four months of 2001 to 76% from 2000's average occupancy of %67. The Management Company continues to work with city, state,

federal, and non-profit agencies to expand tenant referrals and housing contracts. The Operating General Partner negotiated a restructure of the lease payments to the greater of monthly cash flow or $3,000/month, with the balance deferred. The reduced lease payment agreement expired December of
2000 with the deferred lease payments of $12,000 due June 30, 2001.
Currently, the Operating General Partner is negotiating to defer payments through January 2002. In addition, the Operating General Partner's operating deficit obligation has expired, however, it is currently participating in funding shortfalls. The properties overall financial position remains relatively unchanged, and Accounts Payable and Accrued Expenses have been increased from previous levels.

The property owned by Haven Park Partners II, A California L.P. (Glenhaven
Park II) continues to suffer from excessive operating expenses compared to operating income. Effective October 2000, San Mar Properties of Fresno,
California assumed the role of management agent. An affiliate of San Mar
Properties, Central Valley Affordable Housing LLC, assumed the General Partner interest effective December 31, 2000. It is anticipated that a localized management presence will allow the property to operate in a more cost effective manner. As a result of the efforts of the new management company, occupancy levels are improving. As of March 31, 2001 physical occupancy at
Haven Park II was 100%.

The Operating Partnership Van Dyck Estates XVI A (Van Dyck Estates XVI A) has
improved operations while maintaining high occupancy. Despite the improvement in operations, the 2000 audited financial statement was issued assuming the
Partnership will continue as a Going Concern. The liquidity of the
Partnership was adversely affected by recurring losses from operations and the
Partnership's current liabilities exceeding its total current assets. During
2000, expenses were brought down to a level that allowed the property to operate at breakeven. Delinquent real estate taxes were brought current in
1999, and the property was able to support its own operations in 2000.
Effective January 1, 2001, the General Partner interest was transferred to the
Central Valley Affordable Housing LLC, an affiliate of San Mar Properties,
Inc. San Mar continues in its capacity as managing agent. Effective with the date of the transfer, San Mar will be responsible for funding all operating deficits. Due to the improvements in operations demonstrated in the year
2000, and the commitment from the new General Partner, we believe the Going
Concern opinion will be removed when the 2001 audit is completed.

(Series 5). As of March 31, 2001 and 2000, the Qualified Occupancy for
the Series was 100%. The Series had a total of 5 properties at March 31,
2001, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2000 and 1999, the Series, in total, generated $273,549 and $413,094, respectively, in passive income tax losses that were passed through to the investors, and also provided $0.19 and
$0.96, respectively, in tax credits per BAC to the investors.

For the years ended December 31, 2000 and 1999 Series 5 reflects a net income (loss) of $619,978 and ($980,928), respectively, from Operating
Partnerships, when adjusted for depreciation which is a non-cash item.
The improved operations were mainly the result of a debt restructure by one of the operating partnerships.

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

With the additional cash available from a lower monthly debt service payment and increased rental rates, property operations are anticipated to improve significantly over prior years.  As of December 31, 2000, the property maintained break-even operations. Occupancy remains stable at 93% as of March
31, 2001. The Investment General Partner continues to monitor this situation closely. Negotiations have been concluded with a third party to have them assume General Partner responsibilities and management for the partnership.
This transfer was effective January 1, 2001.

The property owned by Glenhaven Park Partners, A California L.P.
(Glenhaven Estates) continues to suffer from excessive operating expenses compared to operating income. Effective October 2000, San Mar Properties of
Fresno, California assumed the role of management agent. An affiliate of San
Mar Properties, Central Valley Affordable Housing LLC, assumed the General
Partner interest effective December 31, 2000. Occupancy for the first quarter of 2001 averaged 100%. Despite improved occupancy, and new management, the property is no longer able to meet the mortgage obligation. The last mortgage payment was made in February 2001. The Operating General Partner with assistance from the Investment General Partner are working with the mortgage holders to restructure the debt. However at this time the mortgage holders appear unwilling to do so.

(Series 6). As of March 31, 2001 and 2000, the Qualified Occupancy for
the series was 100%. The Series had a total of 15 properties at March 31,
2001, all of which were at 100% qualified occupancy.

For the tax year ended December 31, 2000 and 1999, the Series, in total, generated $474,552 and $403,169, respectively, in passive income tax losses that were passed through to the investors, and also provided $0.28 and $1.13, respectively, in tax credits per BAC to the investors.

For the years ended December 31, 2000 and 1999 Series 6 reflects a net income from Operating Partnerships of $856,719 and $707,845 respectively, when adjusted for depreciation which is a non-cash item.

Recent Accounting Statements Not Yet Adopted

In June 2000, the Financial Accounting Standards Board (FASB) issued SFAS No.
138,"Accounting for Certain Derivative Instruments and Certain Hedging
Activities - an amendment of FSAB Statement No. 133," and SFAS No. 139,
"Recission of FASB No. 53 and amendments to FASB Statements No. 63, 89, and
121." In September 2000, FASB isuued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a
replacement of FASB Statement No. 125."

SFAS No. 138 is effective for all fiscal quarters of all fiscal years beginning after December 15, 2000. SFAS No. 140 is generally effective for fiscal years beginning after December 15, 2000.

The Fund does not have any derivative or hedging activities and is not in the motion picture industry or the mortgage banking industry. Consequently, these pronouncements are note expected to have any effect on the Fund's financial statements.

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

John P. Manning, age 53, is co-founder, President and Chief Executive Officer of Boston Capital Corporation, where he is primarily responsible for strategic planning and business development. In addition to his responsibilities at
Boston Capital, Mr. Manning is a proactive leader in the industry. He served in 1990 as a member of the Mitchell-Danforth Task Force, to review and reform the Low Income Housing Tax Credit. He was the founding President of the
Affordable Housing Tax Credit Coalition, is a former member of the board of the National Leased Housing Association and sits on the Advisory Board of the publication Housing and Development Reporter. During the 1980s he served as a member of the Massachusetts Housing Policy Committee, as an appointee of the
Governor of Massachusetts. In addition, Mr. Manning has testified before the
U.S. House Ways and Means Committee and the U.S. Senate Finance Committee, on
the critical role of the private sector in the success of the Low Income
Housing Tax Credit Program. In 1996, President Clinton appointed him to the
President's Advisory Committee on the Arts at the John F. Kennedy Center for
the Performing Arts. In 1998, President Clinton also appointed Mr. Manning to the President's Export Council, which is the premiere committee comprised of major corporate CEOs to advise the President in matters of foreign trade. Mr.
Manning is also a member of the Board of Directors of the John F. Kennedy
Presidential Library in Boston. and is a member of the Advisory Board of the
Woodrow Wilson Institute for International Scholars in Washington D.C.. Mr.
Manning is a graduate of Boston College.

Richard J. DeAgazio, age 56, is Executive Vice President of Boston Capital
Corporation, Inc., and is President of Boston Capital Services, Inc., Boston
Capital's NASD registered broker/dealer. Mr. DeAgazio formerly served on the national Board of Governors of the National Association of Securities Dealers
(NASD). He recently served as a member of the National Adjudicatory Council of the NASD. He was the Vice Chairman of the NASD's District 11 Committee, and
served as Chairman of the NASD's Statutory Disqualification Subcommittee of
the National Business Conduct Committee. He also served on the NASD State
Liaison Committee and the Direct Participation Program Committee. He is a
founder and past President of the National Real Estate Investment Association,
past President of the Real Estate Securities and Syndication Institute
(Massachusetts Chapter) and the Real Estate Investment Association. Prior to
joining Boston Capital in 1981, Mr. DeAgazio was the Senior Vice President and
Director of the Brokerage Division of Dresdner Securities (USA), Inc., an
international investment banking firm owned by four major European banks, and was a Vice President of Burgess & Leith/Advest. He has been a member of the
Boston Stock Exchange since 1967. He is on the Board of Directors Cognistar
Corporation. He is a leader in the community and serves on the Business
Leaders Council of the Boston Symphony, Board of Trustees of Junior

Achievement of Northern New England, the Board of Advisors for the Ron Burton
Training Village and is on the Board of Corporators of Northeastern
University. He graduated from Northeastern University.

Anthony A. Nickas, age 40, is Chief Operating Officer of Boston Capital
Partners, Inc., and serves as Chairman of the firm's Operating Committee. Mr.
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

Jeffrey H. Goldstein, age 40, is Senior Vice President and Director of Real
Estate for Boston Capital Partners, Inc. Mr. Goldstein is a former member of the Board of Directors of the Council for Affordable and Rural Housing and
formerly served as Chairman of the Finance Committee. Prior to joining Boston
Capital in 1990, Mr. Goldstein was Manager of Finance for A.J. Lane & Co., a
real estate development firm, served as Manager for Homeowner
Financial Services, a financial consulting firm, and was an analyst responsible for budgeting and forecasting for the New York City Counsel-
Finance Division. He graduated from the University of Colorado and received his MBA from Northeastern University.

Kevin P. Costello, age 54, is Senior Vice President in charge of corporate investments for Boston Capital Partners, Inc., and is a member of the firm's
Operating Committee. He is responsible for all corporate investment activity and has spent twenty years in the real estate syndication and investment business. Mr. Costello's prior responsibilities at Boston Capital have involved the management of the Acquisitions Department and the structuring and distribution of conventional and tax credit private placements. Prior to joining Boston Capital in 1987, he held management and executive positions in companies associated with real estate syndication as well as in the medical electronics industry. Mr. Costello graduated from Stonehill College and received his MBA with honors from Rutgers' Graduate School of Business
Administration.

(f)	Involvement in certain legal proceedings.
None.
(g)	Promoters and control persons.
None.
Item 11.	Executive Compensation
(a), (b), (c), (d) and (e)

The Partnership has no officers or directors. However, under the terms of the Amended and Restated Agreement and Certificate of Limited
Partnership of the Partnership, the Partnership has paid or accrued obligations to the General Partner and its affiliates for the following fees during the 2001 fiscal year:

1. An annual partnership management fee based on 0.375% of the aggregate cost of all apartment complexes acquired by the
Operating Partnerships has been accrued as payable to Boston
Capital Asset Management Limited Partnership. The annual
partnership management fees accrued during the year ended March
31, 2001 was $951,072. Accrued fees are payable without interest as sufficient funds become available.

2. The Partnership has reimbursed an affiliate of the General
Partner a total of $24,020 for amounts charged to
operations during the year ended March 31, 2001. The
reimbursement includes, but may not be limited to postage,
printing, travel, and overhead allocations.

Item 12. Security Ownership of Certain Beneficial Owners and
Management

(a) Security ownership of certain beneficial owners.

As of March 31, 2001, 9,800,600 BACs had been issued. No person is known to own beneficially in excess of 5% of the outstanding
BACs in any series.

(b) Security ownership of management.

The General Partner has a 1% interest in all Profits, Losses,
Credits and distributions of the Partnership. The Partnership's response to Item 12(a) is incorporated herein by reference.

Effective June 1, 2001, there was a restructuring of the General Partner of the Fund and all of its affiliates. Two individuals previously reported under
Part III, Item 10 of this 10-K; namely Herbet F. Collins and Chris Collins, have effectively redeemed their ownership interests in the General Partner and all affiliates of the Fund. The primary ownership of those affiliates is now made up of majority and managing owner John P. Manning and minority owner DMI
Trust Group. For disclosure purposes we have included biographical information on two additional individuals who along with Messrs. Manning, DeAgazio, and
Nickas make up the Executive Committee of Boston Capital Partners, Inc.
("Boston Capital") with primary responsibility for the Funds affairs.

(c) Changes in control.

There exists no arrangement known to the Partnership the operation of which may at a subsequent date result in a change in control of the Partnership.
There is a provision in the Limited Partnership Agreement which allows, under certain circumstances, the ability to change control.

Item 13. Certain Relationships and Related Transactions

(a)Transactions with management and others.

The Partnership has no officers or directors. However, under the terms of the public offering, various kinds of compensation and fees are payable to the General Partner and its Affiliates during the organization and operation of the Partnership. Additionally, the General Partner will receive distributions from the
partnership if there is cash available for distribution or
residual proceeds as defined in the Partnership Agreement. The amounts and kinds of compensation and fees are described on pages
32 to 33 of the Prospectus under the caption "Compensation and
Fees", which is incorporated herein by reference. See Note B of
Notes to Financial Statements in Item 14 of this Annual Report on
Form 10-K for amounts accrued or paid to the General Partner and its affiliates during the period from April 1, 1996 through
March 31, 2001.

(b) Certain business relationships.

The Partnership response to Item 13(a) is incorporated herein by reference.

(c) Indebtedness of management.

None.

(d) Transactions with promoters.

Not applicable.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on
Form 8-K

(a) 1. Financial Statements

Independent Auditors' Report

Balance Sheets, March 31, 2001 and 2000

Statements of Operations, Years ended March 31, 2001, 2000 and 1999

Statements of Changes in Partners' Capital, Years ended
March 31, 2001, 2000, and 1999

Statements of Cash Flows, Years ended March 31, 2001, 2000 and 1999

Notes to Financial Statements, March 31, 2001, 2000, and
1999

(a) 2. Financial Statement Schedules

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
Incorporated by reference from Exhibit 4 to
Amendment No. 1 to the Partnership's Registration
Statement No. 33-22505 on Form S-11 as filed with
the Securities and Exchange Commission on August
25, 1988.)

Exhibit No. 10 - Material contracts.

a. Beneficial Assignee Certificate.
(Incorporated by reference from Exhibit 10A to
Amendment No. 1 to the Partnership's Registration
Statement No. 33-22505 on Form S-11 as filed with
the Securities and Exchange Commission on August 25,
1988.)

(b) Reports on Form 8-K

There were no reports on Form 8-K filed during the
quarter ended March 31, 2001.

(c) Exhibits

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

Boston Capital Tax Credit Fund Limited Partnership

	By:	Boston Capital Associates Limited Partnership, General Partner

	By:	BCA Associates Limited Partnership, General Partner

	By:	C&M Management, Inc., General Partner

Date: July 13, 2001	By:/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of
1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

July 13, 2001	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), C&M Management Inc.; Director, President (Principal Executive Officer) BCTC Assignor Corp.

FINANCIAL STATEMENTS AND
INDEPENDENT AUDITORS’ REPORT

BOSTON CAPITAL TAX CREDIT FUND
LIMITED PARTNERSHIP -
SERIES 1 THROUGH SERIES 6

MARCH 31, 2001 AND 2000

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

Reznick Fedder & Silverman
Certified Public Accountants * A Professional Corporation

4520 East-West Highway * Suite 300 * Bethesda, MD 20814-3319
(301) 652-9100 * Fax (301) 652-1848

INDEPENDENT AUDITORS’ REPORT

To the Partners
Boston Capital Tax Credit Fund
  Limited Partnership

             We have audited the accompanying balance sheets of Boston Capital Tax Credit Fund Limited Partnership - Series 1 through Series 6, in total and for each series, as of March 31, 2001 and 2000, and the related statements of operations, changes in partners’ capital and cash flows for the total partnership and for each of the series for each of the three years ended March 31, 2001.  These financial statements are the responsibility of the partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We did not audit the financial statements of certain operating limited partnerships in which Boston Capital Tax Credit Fund Limited Partnership owns a limited partnership interest.  Investments in such partnerships comprise the following percentages of the assets as of March 31, 2001 and 2000, and the limited partnership loss for each of the three years ended March 31, 2001: Total, 9% and 30% of the assets and 25%, 26% and 12% of the partnership loss; Series 1, 0% and 0% of the assets and 0%, 0% and 0% of the partnership loss; Series 2, 0% and 6% of the assets and 25%, 30% and 10% of the partnership loss; Series 3, 0% and 24% of the assets and 23%, 34% and 8% of the partnership loss; Series 4, 14% and 45% of the assets and 32%, 27% and 20% of the partnership loss; Series 5, 0% and 0% of the assets and 0%, 0% and 0% of the partnership loss; and Series 6, 7% and 20% of the assets and 16%, 10% and 20% of the partnership loss.  The financial statements of these partnerships were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to information relating to these partnerships, is based solely on the reports of the other auditors.

             We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

             In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Boston Capital Tax Credit Fund Limited Partnership - Series 1 through Series 6, in total and for each series, as of March 31, 2001 and 2000, and the results of their operations and their cash flows for the total partnership and for each of the series for each of the three years ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

             We and other auditors have also audited the information included in the related financial statement schedule listed in Form 10-K item 14(a) of Boston Capital Tax Credit Fund Limited Partnership - Series 1 through Series 6 as of March 31, 2001.  In our opinion, the schedule presents fairly the information required to be set forth therein, in conformity with accounting principles generally accepted in the United States of America.

Bethesda, Maryland
June 27, 2001

Boston Capital Tax Credit Fund Limited Partnership
Series 1 through Series 6

BALANCE SHEETS

March 31, 2001 and 2000

	Total

	2001	2000
ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (notes A and C)	$9,128,027	$10,837,526

OTHER ASSETS
Cash and cash equivalents (notes A and E)	194,875	149,652
Other	1,105,471	1,070,618

	$10,428,373	$12,057,796

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES
Accounts payable - affiliates (note B)	$9,091,047	$8,033,544

PARTNERS’ CAPITAL (note A)
Assignor limited partner
Units of limited partnership interest consisting of10,000,000 authorized beneficial assignee certificates (BAC), $10 stated value, 9,800,600 issued to theassignees at March 31, 2001 and 2000	-	-
Assignees
Units of beneficial interest of the limited partnership interest of the assignor limited partner, 9,800,600 issued andoutstanding at March 31, 2001 and 2000	2,173,864	4,833,921
General partner	(836,538)	(809,669)

	1,337,326	4,024,252

	$10,428,373	$12,057,796

	Series 1

	2001	2000
ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (notes A and C)	$-	$-

OTHER ASSETS
Cash and cash equivalents (notes A and E)	6,094	11,172
Other	68,113	68,113

	$74,207	$79,285

LIABILITIES AND PARTNERS’ DEFICIT

LIABILITIES
Accounts payable - affiliates (note B)	$1,888,400	$1,696,505

PARTNERS’ DEFICIT (note A)
Assignor limited partner
Units of limited partnership interest consisting of 10,000,000 authorized beneficial assignee certificates (BAC), $10 stated value, 1,299,900 issued to theassignees at March 31, 2001 and 2000	-	-
Assignees
Units of beneficial interest of the limited partnership interestof the assignor limited partner, 1,299,900 issued and outstanding at March 31, 2001 and 2000	(1,682,827)	(1,487,824)
General partner	(131,366)	(129,396)

	(1,814,193)	(1,617,220)

	$74,207	$79,285

	Series 2

	2001	2000
ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (notes A and C)	$325,798	$494,972

OTHER ASSETS
Cash and cash equivalents (notes A and E)	5,977	4,403
Other	569,584	569,584

	$901,359	$1,068,959

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES
Accounts payable - affiliates (note B)	$643,921	$562,376

PARTNERS’ CAPITAL (note A)
Assignor limited partner
Units of limited partnership interest consisting of 10,000,000 authorized beneficial assignee certificates (BAC), $10 stated value, 830,300 issued to theassignees at March 31, 2001 and 2000	-	-
Assignees
Units of beneficial interest of the limited partnership interest of the assignor limited partner, 830,300 issued and outstanding at March 31, 2001 and 2000	324,206	570,860
General partner	(66,768)	(64,277)

	257,438	506,583

	$901,359	$1,068,959

	Series 3

	2001	2000
ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (notes A and C)	$206,629	$582,673

OTHER ASSETS
Cash and cash equivalents (notes A and E)	5,293	7,782
Other	70,240	41,661

	$282,162	$632,116

LIABILITIES AND PARTNERS’ DEFICIT

LIABILITIES
Accounts payable - affiliates (note B)	$2,513,823	$2,197,590

PARTNERS’ DEFICIT (note A)
Assignor limited partner
Units of limited partnership interest consisting of 10,000,000 authorized beneficial assignee certificates (BAC), $10 stated value, 2,882,200 issued to theassignees at March 31, 2001 and 2000	-	-
Assignees
Units of beneficial interest of the limited partnership interest of the assignor limited partner, 2,882,200 issued and outstanding at March 31, 2001 and 2000	(1,957,431)	(1,297,906)
General partner	(274,230)	(267,568)

	(2,231,661)	(1,565,474)

	$282,162	$632,116

	Series 4

	2001	2000
ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (notes A and C)	$4,593,447	$5,684,221

OTHER ASSETS
Cash and cash equivalents (notes A and E)	27,998	5,558
Other	247,635	241,361

	$4,869,080	$5,931,140

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES
Accounts payable - affiliates (note B)	$2,382,066	$2,099,012

PARTNERS’ CAPITAL (note A)
Assignor limited partner
Units of limited partnership interest consisting of 10,000,000 authorized beneficial assignee certificates (BAC), $10 stated value, 2,995,300 issued to the assignees at March 31, 2001 and 2000	-	-
Assignees
Units of beneficial interest of the limited partnership interest of the assignor limited partner, 2,995,300 issued and outstanding at March 31, 2001 and 2000	2,722,248	4,053,911
General partner	(235,234)	(221,783)

	2,487,014	3,832,128

	$4,869,080	$5,931,140

	Series 5

	2001	2000
ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (notes A and C)	$405,558	$500,661

OTHER ASSETS
Cash and cash equivalents (notes A and E)	96,768	105,507
Other	149,899	149,899

	$652,225	$756,067

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES
Accounts payable - affiliates (note B)	$223,908	$186,192

PARTNERS’ CAPITAL (note A)
Assignor limited partner
Units of limited partnership interest consisting of 10,000,000 authorized beneficial assignee certificates (BAC), $10 stated value, 489,900 issued to the assignees at March 31, 2001 and 2000	-	-
Assignees
Units of beneficial interest of the limited partnership interest of the assignor limited partner, 489,900 issued and outstanding at March 31, 2001 and 2000	465,785	605,927
General partner	(37,468)	(36,052)

	428,317	569,875

	$652,225	$756,067

	Series 6

	2001	2000
ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (notes A and C)	$3,596,595	$3,574,999

OTHER ASSETS
Cash and cash equivalents (notes A and E)	52,745	15,230
Other	-	-

	$3,649,340	$3,590,229

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES
Accounts payable - affiliates (note B)	$1,438,929	$1,291,869

PARTNERS’ CAPITAL (note A)
Assignor limited partner
Units of limited partnership interest consisting of 10,000,000 authorized beneficial assignee certificates (BAC), $10 stated value, 1,303,000 issued to the assignees at March 31, 2001 and 2000	-	-
Assignees
Units of beneficial interest of the limited partnership interest of the assignor limited partner, 1,303,000 issued and outstanding at March 31, 2001 and 2000	2,301,883	2,388,953
General partner	(91,472)	(90,593)

	2,210,411	2,298,360

	$3,649,340	$3,590,229

See notes to financial statements

Boston Capital Tax Credit Fund Limited Partnership
Series 1 through Series 6

STATEMENTS OF OPERATIONS

Years ended March 31, 2001, 2000 and 1999

	Total

	2001	2000		1999
Income
Interest income	$3,255	$3,362		$4,355
Miscellaneous income	1,266	888		-

Total income	4,521	4,250		4,355

Share of losses from operating limited partnerships (note A)	(1,691,359)	(1,797,917)	*	(4,256,419)

Expenses
Professional fees	79,580	76,724		87,427
Partnership management fee (note B)	858,356	914,669		919,866
Impairment loss (note A)	-	-		4,017,052
General and administrative expenses (note B)	62,152	67,481		64,179

	1,000,088	1,058,874		5,088,524

NET LOSS (note A)	$(2,686,926)	$(2,852,541)		$(9,340,588)

Net loss allocated to general partner	$(26,869)	$(28,526)		$(93,405)

Net loss allocated to assignees	$(2,660,057)	$(2,824,015)		$(9,247,183)

Net loss per BAC	$(0.27)	$(0.29)		$(0.94)

* Net of $325,793 gain from sale of a portion of an operating limited partnership.

	Series 1

	2001	2000	1999
Income
Interest income	$171	$190	$266
Miscellaneous income	20	842	-

Total income	191	1,032	266

Share of losses from operating limited partnerships (note A)	-	(24,367)	(16,041)

Expenses
Professional fees	13,924	13,089	16,459
Partnership management fee (note B)	174,931	171,604	175,604
Impairment loss (note A)	-	-	-
General and administrative expenses (note B)	8,309	9,264	8,047

	197,164	193,957	200,110

NET LOSS (note A)	$(196,973)	$(217,292)	$(215,885)

Net loss allocated to general partner	$(1,970)	$(2,173)	$(2,159)

Net loss allocated to assignees	$(195,003)	$(215,119)	$(213,726)

Net loss per BAC	$(0.15)	$(0.17)	$(0.17)

	Series 2

	2001	2000		1999
Income
Interest income	$86	$151		$115
Miscellaneous income	-	-		-

Total income	86	151		115

Share of losses from operating limited partnerships (note A)	(169,174)	(26,254)	*	(280,980)

Expenses
Professional fees	10,048	9,604		10,797
Partnership management fee (note B)	62,446	67,362		67,362
Impairment loss (note A)	-	-		876,844
General and administrative expenses (note B)	7,563	8,301		8,666

	80,057	85,267		963,669

NET LOSS (note A)	$(249,145)	$(111,370)		$(1,244,534)

Net loss allocated to general partner	$(2,491)	$(1,114)		$(12,445)

Net loss allocated to assignees	$(246,654)	$(110,256)		$(1,232,089)

Net loss per BAC	$(0.30)	$(0.13)		$(1.48)

* Net of $209,299 gain from sale of a portion of an operating limited partnership.

	Series 3

	2001	2000	1999
Income
Interest income	$122	$139	$240
Miscellaneous income	46	46	-

Total income	168	185	240

Share of losses from operating limited partnerships (note A)	(375,991)	(705,513)	(2,166,577)

Expenses
Professional fees	18,294	16,229	18,536
Partnership management fee (note B)	254,513	260,113	259,856
Impairment loss (note A)	-	-	1,402,374
General and administrative expenses (note B)	17,557	18,557	17,593

	290,364	294,899	1,698,359

NET LOSS (note A)	$(666,187)	$(1,000,227)	$(3,864,696)

Net loss allocated to general partner	$(6,662)	$(10,002)	$(38,647)

Net loss allocated to assignees	$(659,525)	$(990,225)	$(3,826,049)

Net loss per BAC	$(0.23)	$(0.34)	$(1.33)

	Series 4

	2001	2000	1999
Income
Interest income	$177	$171	$200
Miscellaneous income	-	-	-

Total income	177	171	200

Share of losses from operating limited partnerships (note A)	(1,090,774)	(964,308)	(1,449,290)

Expenses
Professional fees	17,668	15,909	18,815
Partnership management fee (note B)	220,529	244,630	247,884
Impairment loss (note A)	-	-	654,684
General and administrative expenses (note B)	16,320	17,906	16,664

	254,517	278,445	938,047

NET LOSS (note A)	$(1,345,114)	$(1,242,582)	$(2,387,137)

Net loss allocated to general partner	$(13,451)	$(12,426)	$(23,871)

Net loss allocated to assignees	$(1,331,663)	$(1,230,156)	$(2,363,266)

Net loss per BAC	$(0.44)	$(0.41)	$(0.79)

	Series 5

	2001	2000		1999
Income
Interest income	$2,060	$2,304		$3,065
Miscellaneous income	1,200	-		-

Total income	3,260	2,304		3,065

Share of income (losses) from operating limited partnerships (note A)	(95,103)	19,012	*	(124,175)

Expenses
Professional fees	6,763	9,629		9,236
Partnership management fee (note B)	37,656	39,184		39,184
Impairment loss (note A)	-	-		450,835
General and administrative expenses (note B)	5,296	5,980		6,226

	49,715	54,793		505,481

NET LOSS (note A)	$(141,558)	$(33,477)		$(626,591)

Net loss allocated to general partner	$(1,416)	$(335)		$(6,266)

Net loss allocated to assignees	$(140,142)	$(33,142)		$(620,325)

Net loss per BAC	$(0.29)	$(0.07)		$(1.27)

* Net of $116,494 gain from sale of a portion of an operating limited partnership.

	Series 6

	2001	2000	1999
Income
Interest income	$639	$407	$469
Miscellaneous income	-	-	-

Total income	639	407	469

Share of income (losses) from operating limited partnerships (note A)	39,683	(96,487)	(219,356)

Expenses
Professional fees	12,883	12,264	13,584
Partnership management fee (note B)	108,281	131,776	129,976
Impairment loss (note A)	-	-	632,315
General and administrative expenses (note B)	7,107	7,473	6,983

	128,271	151,513	782,858

NET LOSS (note A)	$(87,949)	$(247,593)	$(1,001,745)

Net loss allocated to general partner	$(879)	$(2,476)	$(10,017)

Net loss allocated to assignees	$(87,070)	$(245,117)	$(991,728)

Net loss per BAC	$(0.07)	$(0.19)	$(0.76)

See notes to financial statements

Boston Capital Tax Credit Fund Limited Partnership
Series 1 through Series 6

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

Years ended March 31, 2001, 2000 and 1999

Total	Assignees	General partner	Total
Partners’ capital (deficit), March 31, 1998	$16,905,119	$(687,738)	$16,217,381

Net loss	(9,247,183)	(93,405)	(9,340,588)

Partners’ capital (deficit), March 31, 1999	7,657,936	(781,143)	6,876,793

Net loss	(2,824,015)	(28,526)	(2,852,541)

Partners’ capital (deficit), March 31, 2000	4,833,921	(809,669)	4,024,252

Net loss	(2,660,057)	(26,869)	(2,686,926)

Partners’ capital (deficit), March 31, 2001	$2,173,864	$(836,538)	$1,337,326

Series 1	Assignees	General partner	Total
Partners’ capital (deficit), March 31, 1998	$(1,058,979)	$(125,064)	$(1,184,043)

Net loss	(213,726)	(2,159)	(215,885)

Partners’ capital (deficit), March 31, 1999	(1,272,705)	(127,223)	(1,399,928)

Net loss	(215,119)	(2,173)	(217,292)

Partners’ capital (deficit), March 31, 2000	(1,487,824)	(129,396)	(1,617,220)

Net loss	(195,003)	(1,970)	(196,973)

Partners’ capital (deficit), March 31, 2001	$(1,682,827)	$(131,366)	$(1,814,193)

Series 2	Assignees	General partner	Total
Partners’ capital (deficit), March 31, 1998	$1,913,205	$(50,718)	$1,862,487

Net loss	(1,232,089)	(12,445)	(1,244,534)

Partners’ capital (deficit), March 31, 1999	681,116	(63,163)	617,953

Net loss	(110,256)	(1,114)	(111,370)

Partners’ capital (deficit), March 31, 2000	570,860	(64,277)	506,583

Net loss	(246,654)	(2,491)	(249,145)

Partners’ capital (deficit), March 31, 2001	$324,206	$(66,768)	$257,438

Series 3	Assignees	General partner	Total
Partners’ capital (deficit), March 31, 1998	$3,518,368	$(218,919)	$3,299,449

Net loss	(3,826,049)	(38,647)	(3,864,696)

Partners’ capital (deficit), March 31, 1999	(307,681)	(257,566)	(565,247)

Net loss	(990,225)	(10,002)	(1,000,227)

Partners’ capital (deficit), March 31, 2000	(1,297,906)	(267,568)	(1,565,474)

Net loss	(659,525)	(6,662)	(666,187)

Partners’ capital (deficit), March 31, 2001	$(1,957,431)	$(274,230)	$(2,231,661)

Series 4	Assignees	General partner	Total
Partners’ capital (deficit), March 31, 1998	$7,647,333	$(185,486)	$7,461,847

Net loss	(2,363,266)	(23,871)	(2,387,137)

Partners’ capital (deficit), March 31, 1999	5,284,067	(209,357)	5,074,710

Net loss	(1,230,156)	(12,426)	(1,242,582)

Partners’ capital (deficit), March 31, 2000	4,053,911	(221,783)	3,832,128

Net loss	(1,331,663)	(13,451)	(1,345,114)

Partners’ capital (deficit), March 31, 2001	$2,722,248	$(235,234)	$2,487,014

Series 5	Assignees	General partner	Total
Partners’ capital (deficit), March 31, 1998	$1,259,394	$(29,451)	$1,229,943

Net loss	(620,325)	(6,266)	(626,591)

Partners’ capital (deficit), March 31, 1999	639,069	(35,717)	603,352

Net loss	(33,142)	(335)	(33,477)

Partners’ capital (deficit), March 31, 2000	605,927	(36,052)	569,875

Net loss	(140,142)	(1,416)	(141,558)

Partners’ capital (deficit), March 31, 2001	$465,785	$(37,468)	$428,317

Series 6	Assignees	General partner	Total
Partners’ capital (deficit), March 31, 1998	$3,625,798	$(78,100)	$3,547,698

Net loss	(991,728)	(10,017)	(1,001,745)

Partners’ capital (deficit), March 31, 1999	2,634,070	(88,117)	2,545,953

Net loss	(245,117)	(2,476)	(247,593)

Partners’ capital (deficit), March 31, 2000	2,388,953	(90,593)	2,298,360

Net loss	(87,070)	(879)	(87,949)

Partners’ capital (deficit), March 31, 2001	$2,301,883	$(91,472)	$2,210,411

See notes to financial statements

Boston Capital Tax Credit Fund Limited Partnership
Series 1 through Series 6

STATEMENTS OF CASH FLOWS

Years ended March 31, 2001, 2000 and 1999

	Total
	2001	2000	1999
Cash flows from operating activities
Net loss	$(2,686,926)	$(2,852,541)	$(9,340,588)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Distributions from operating limited partnerships	18,140	4,682	9,839
Share of losses from operating limited partnerships	1,691,359	2,123,710	4,256,419
Impairment loss	-	-	4,017,052
Other assets	(34,853)	(349,389)	(48,790)
Accounts payable and accrued expenses	1,057,503	1,064,453	1,089,318

Net cash provided by (used in)operating activities	45,223	(9,085)	(16,750)

Cash flows from investing activities
Capital contributions paid to operating limited partnerships	-	(1,398)	-

Net cash used in investing activities	-	(1,398)	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	45,223	(10,483)	(16,750)

Cash and cash equivalents, beginning	149,652	160,135	176,885

Cash and cash equivalents, end	$194,875	$149,652	$160,135

	Series 1
	2001	2001	1999
Cash flows from operating activities
Net loss	$(196,973)	$(217,292)	$(215,885)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Distributions from operating limited partnerships	-	-	-
Share of losses from operating limited partnerships	-	24,367	16,041
Impairment loss	-	-	-
Other assets	-	-	-
Accounts payable and accrued expenses	191,895	198,855	191,133

Net cash provided by (used in) operating activities	(5,078)	5,930	(8,711)

Cash flows from investing activities
Capital contributions paid to operating limited partnerships	-	(1,398)	-

Net cash used in investing activities	-	(1,398)	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,078)	4,532	(8,711)

Cash and cash equivalents, beginning	11,172	6,640	15,351

Cash and cash equivalents, end	$6,094	$11,172	$6,640

	Series 2
	2001	2000	1999
Cash flows from operating activities
Net loss	$(249,145)	$(111,370)	$(1,244,534)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Distributions from operating limited partnerships	-	800	-
Share of losses from operating limited partnerships	169,174	235,553	280,980
Impairment loss	-	-	876,844
Other assets	-	(209,299)	-
Accounts payable and accrued expenses	81,545	83,222	88,230

Net cash provided by (used in)operating activities	1,574	(1,094)	1,520

Cash flows from investing activities
Capital contributions paid to operating limited partnerships	-	-	-

Net cash used in investing activities	-	-	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,574	(1,094)	1,520

Cash and cash equivalents, beginning	4,403	5,497	3,977

Cash and cash equivalents, end	$5,977	$4,403	$5,497

	Series 3
	2001	2000	1999
Cash flows from operating activities
Net loss	$(666,187)	$(1,000,227)	$(3,864,696)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Distributions from operating limited partnerships	53	1,124	52
Share of losses from operating limited	375,991	705,513	2,166,577
Impairment loss	-	-	1,402,374
Other assets	(28,579)	200	-
Accounts payable and accrued expenses	316,233	298,841	283,691

Net cash provided by (used in) operating activities	(2,489)	5,451	(12,002)

Cash flows from investing activities
Capital contributions paid to operating limited partnerships	-	-	-

Net cash used in investing activities	-	-	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,489)	5,451	(12,002)

Cash and cash equivalents, beginning	7,782	2,331	14,333

Cash and cash equivalents, end	$5,293	$7,782	$2,331

	Series 4
	2001	2000	1999
Cash flows from operating activities
Net loss	$(1,345,114)	$(1,242,582)	$(2,387,137)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Distributions from operating limited partnerships	-	-	-
Share of losses from operating limited partnerships	1,090,774	964,308	1,449,290
Impairment loss	-	-	654,684
Other assets	(6,274)	(23,504)	(48,790)
Accounts payable and accrued expenses	283,054	297,016	340,318

Net cash provided by (used in) operating activities	22,440	(4,762)	8,365

Cash flows from investing activities
Capital contributions paid to operating limited partnerships	-	-	-

Net cash used in investing activities	-	-	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	22,440	(4,762)	8,365

Cash and cash equivalents, beginning	5,558	10,320	1,955

Cash and cash equivalents, end	$27,998	$5,558	$10,320

	Series 5
	2001	2000	1999
Cash flows from operating activities
Net loss	$(141,558)	$(33,477)	$(626,591)
Adjustments to reconcile net loss to net cash used in operating activities
Distributions from operating limited partnerships	-	-	-
Share of losses from operating limited partnerships	95,103	97,482	124,175
Impairment loss	-	-	450,835
Other assets	-	(116,786)	-
Accounts payable and accrued expenses	37,716	39,456	39,456

Net cash used in operating activities	(8,739)	(13,325)	(12,125)

Cash flows from investing activities
Capital contributions paid to operating limited partnerships	-	-	-

Net cash used in investing activities	-	-	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,739)	(13,325)	(12,125)

Cash and cash equivalents, beginning	105,507	118,832	130,957

Cash and cash equivalents, end	$96,768	$105,507	$118,832

	Series 6
	2001	2000	1999
Cash flows from operating activities
Net loss	$(87,949)	$(247,593)	$(1,001,745)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Distributions from operating limited partnerships	18,087	2,758	9,787
Share of (income) losses from operating limited partnerships	(39,683)	96,487	219,356
Impairment loss	-	-	632,315
Other assets	-	-	-
Accounts payable and accrued expenses	147,060	147,063	146,490

Net cash provided by (used in) operating activities	37,515	(1,285)	6,203

Cash flows from investing activities
Capital contributions paid to operating limited partnerships	-	-	-

Net cash used in investing activities	-	-	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	37,515	(1,285)	6,203

Cash and cash equivalents, beginning	15,230	16,515	10,312

Cash and cash equivalents, end	$52,745	$15,230	$16,515

See notes to financial statements

NOTES TO FINANCIAL STATEMENTS

March 31, 2001, 2000 and 1999

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Boston Capital Tax Credit Fund Limited Partnership (the “partnership”) (formerly American Affordable Housing VI Limited Partnership) was formed under the laws of the State of Delaware as of June 1, 1988, for the purpose of acquiring, holding, and disposing of limited partnership interests in operating limited partnerships which have acquired, developed, rehabilitated, operate and own newly constructed, existing or rehabilitated apartment complexes which qualify for the Low-Income Housing Tax Credit established by the Tax Reform Act of 1986.  Certain of the apartment complexes may also qualify for the Historic Rehabilitation Tax Credit for the rehabilitation of certified historic structures, accordingly, the apartment complexes are restricted as to rent charges and operating methods and are subject to the provisions of Section 42(g)(2) of the Internal Revenue Code relating to the Rehabilitation Investment Credit.  The general partner of the partnership is Boston Capital Associates Limited Partnership and the limited partner is BCTC Assignor Corp. (the assignor limited partner).

Pursuant to the Securities Act of 1933, the partnership filed a Form S-11 Registration Statement with the Securities and Exchange Commission, effective August 29, 1988, which covered the offering (the “Public Offering”) of the partnership’s beneficial assignee certificates (“BACs”) representing assignments of units of the beneficial interest of the limited partnership interest of the assignor limited partner.  The partnership registered 10,000,000 BACs at $10 per BAC for sale to the public in six series.  BACs sold in bulk were offered to investors at a reduced cost per BAC.

In accordance with the limited partnership agreement, profits, losses, and cash flow (subject to certain priority allocations and distributions) and tax credits are allocated 99% to the assignees and 1% to the general partner.

Investments in Operating Limited Partnerships

The partnership accounts for its investments in operating limited partnerships using the equity method of accounting.  Under the equity method of accounting, the partnership adjusts its investment cost for its share of each operating limited partnership’s results of operations and for any distributions received or accrued.  However, the partnership recognizes individual operating limited partnership losses only to the extent that the fund’s share of losses of the operating limited partnerships does not exceed the carrying amount of its investment.  Unrecognized losses will be suspended and offset against future individual operating limited partnership income.

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

The partnership records capital contributions payable to the operating limited partnerships once there is a binding obligation to the partnerships of a specified amount.  The operating limited partnerships record capital contributions from the partnership when received.

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

Net Loss per Beneficial Assignee Certificate

Net loss per beneficial assignee certificate is calculated based upon the number of units outstanding.  The number of units outstanding in each series for each of the three years in the period ended March 31, 2001 is as follows:
Series 1	1,299,900
Series 2	830,300
Series 3	2,882,200
Series 4	2,995,300
Series 5	489,900
Series 6	1,303,000

Total	9,800,600

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Recent Accounting Pronouncements

In June 2000, the Financial Accounting Standards Board (FASB) issued FASB No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133,” and SFAS No. 139, “Rescission of FASB No. 53 and amendments to FASB Statements No. 63, 89 and 121.”  In September 2000, FASB issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125.”

SFAS No. 138 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.  SFAS No. 139 is effective for fiscal years beginning after December 15, 2000.  SFAS No. 140 is generally effective for fiscal years after December 15, 2000.

The fund does not have any derivative or hedging activities and is not in the motion picture industry or the mortgage bank industry.  Consequently, these pronouncements are not expected to have any effect on the fund’s financial statements.

NOTE B - RELATED PARTY TRANSACTIONS

During the years ended March 31, 2001, 2000 and 1999, the partnership entered into several transactions with various affiliates of the general partner, including Boston Capital Partners, Inc., Boston Capital Services, Inc., Boston Capital Holdings Limited Partnership, and Boston Capital Asset Management Limited Partnership, as follows:

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

The annual partnership management fee charged to operations net of reporting fees for the years ended March 31, 2001, 2000 and 1999 is as follows:
	2001	2000	1999
Series 1	$174,931	$171,604	$175,604
Series 2	62,446	67,362	67,362
Series 3	254,513	260,113	259,856
Series 4	220,529	244,630	247,884
Series 5	37,656	39,184	39,184
Series 6	108,281	131,776	129,976

	$858,356	$914,669	$919,866

General and administrative expenses incurred by Boston Capital Partners, Inc., Boston Capital Holdings Limited Partnership, and Boston Capital Asset Management Limited Partnership were charged to each series’ operations for the years ended March 31, 2001, 2000 and 1999 as follows:

	2001	2000	1999
Series 1	$3,030	$2,991	$1,973
Series 2	3,700	3,983	3,784
Series 3	5,822	5,697	4,031
Series 4	5,751	5,626	4,442
Series 5	2,933	739	2,796
Series 6	2,784	2,787	1,973

	$24,020	$21,823	$18,999

Accounts payable - affiliates at March 31, 2001 and 2000 represents general and administrative expenses, partnership management fees, and may include advances which are noninterest bearing and payable to Boston Capital Partners, Inc., Boston Capital Services, Inc., Boston Capital Holdings Limited Partnership and Boston Capital Asset Management Limited Partnership.  The carrying value of the accounts payable - affiliates approximates fair value.

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS

At March 31, 2001, 2000 and 1999, the partnership has limited partnership interests in 103, 105 and 105 operating limited partnerships, respectively, which own apartment complexes.  During the year ended March 31, 2001, the partnership disposed of a portion of its interest in one of the operating limited partnerships owned by Series 2 and Series 5.  During the year ended March 31, 2001, the partnership fully disposed of its interest in one of the operating limited partnerships owned by Series 1 and Series 4.  The number of operating limited partnerships in which the partnership has limited partnership interests at March 31, 2001, 2000 and 1999 by series are as follows:
	2001	2000	1999
Series 1	18	19	19
Series 2	8	8	8
Series 3	33	33	33
Series 4	24	25	25
Series 5	5	5	5
Series 6	15	15	15

Total	103	105	105

The partnership’s investments in operating limited partnerships at March 31, 2001 are summarized as follows:

Total
Capital contributions paid to operating limited partnerships, net of tax credit adjusters	$69,626,749

Acquisition costs of operating limited partnerships	11,976,945

Syndication costs from operating limited partnerships	(45,526)

Cumulative distributions from operating limited partnerships	(121,684)

Impairment loss in investment in operating limited partnerships	(4,017,052)

Cumulative losses from operating limited partnerships	(68,291,405)

Investment in operating limited partnerships per balance sheets	9,128,027

The partnership has recorded capital contributions to the operating limited partnerships during the year ended March 31, 2001, which have not been included in the partnerships’ capital account included in the operating limited partnerships’ financial statements as of December 31, 2000 (see note A).	(479,273)

The partnership has recorded acquisition costs at March 31, 2001, which have not been accounted for in the net assets of the operating limited partnerships (see note A).	(852,435)

The partnership has recorded a share of losses from operating limited partnerships for the three months ended March 31, 2001, which the operating limited partnerships have not included in their capital accounts as of December 31, 2000 due to different year ends (see note A).	1,466,033

The partnership has recorded low income housing tax credit adjusters not recorded by operating limited partnerships (see note A).	182,949

Equity in losses from operating limited partnerships not recognizable under the equity method of accounting (see note A).	(45,141,707)

Impairment loss in investment in operating limited partnerships	4,017,052

Other	84,299

Equity per operating limited partnerships’ combined financial statements	$(31,595,055)

The partnership’s investments in operating limited partnerships at March 31, 2001 are summarized as follows:
	Series 1	Series 2	Series 3
Capital contributions paid to operating limited partnerships, net of tax credit adjusters	$9,037,551	$5,565,026	$20,710,406

Acquisition costs of operating limited partnerships	1,569,525	1,005,656	3,486,122

Syndication costs from operating limited partnerships	-	-	-

Cumulative distributions from operating limited partnerships	(4,140)	(6,246)	(48,128)

Impairment loss in investment in operating limited partnerships	-	(876,844)	(1,402,374)

Cumulative losses from operating limited partnerships	(10,602,936)	(5,361,794)	(22,539,397)

Investment in operating limited partnerships per balance sheets	-	325,798	206,629

The partnership has recorded capital contributions to the operating limited partnerships during the year ended March 31, 2001, which have not been included in the partnerships’ capital account included in the operating limited partnerships’ financial statements as of December 31, 2000 (see note A).	-	(311,339)	(133,349)

The partnership has recorded acquisition costs at March 31, 2001, which have not been accounted for in the net assets of the operating limited partnerships (see note A).	(581,787)	(46,332)	116,864

The partnership has recorded a share of losses from operating limited partnerships for the three months ended March 31, 2001, which the operating limited partnerships have not included in their capital accounts as of December 31, 2000 due to different year ends (see note A).	667,397	-	798,636

The partnership has recorded low income housing tax credit adjusters not recorded by operating limited partnerships (see note A).	31,815	63,725	47,192

Equity in losses from operating limited partnerships not recognizable under the equity method of accounting (see note A).	(22,081,031)	(2,394,802)	(14,412,617)

Impairment loss in investment in operating limited partnerships	-	876,844	1,402,374

Other	782	(361,065)	305,910

Equity per operating limited partnerships’ combined financial statements	$(21,962,824)	$(1,847,171)	$(11,668,361)

The partnership’s investments in operating limited partnerships at March 31, 2001 are summarized as follows:
	Series 4	Series 5	Series 6
Capital contributions paid to operating limited partnerships, net of tax credit adjusters	$21,719,700	$3,273,323	$9,320,743

Acquisition costs of operating limited partnerships	3,661,756	599,776	1,654,110

Syndication costs from operating limited partnerships	-	(45,526)	-

Cumulative distributions from operating limited partnerships	(12,414)	-	(50,756)

Impairment loss in investment in operating limited partnerships	(654,684)	(450,835)	(632,315)

Cumulative losses from operating limited partnerships	(20,120,911)	(2,971,180)	(6,695,187)

Investment in operating limited partnerships per balance sheets	4,593,447	405,558	3,596,595

The partnership has recorded capital contributions to the operating limited partnerships during the year ended March 31, 2001, which have not been included in the partnerships’ capital account included in the operating limited partnerships’ financial statements as of December 31, 2000 (see note A).	-	(34,585)	-

The partnership has recorded acquisition costs at March 31, 2001, which have not been accounted for in the net assets of the operating limited partnerships (see note A).	(667,777)	8,269	318,328

The partnership has recorded a share of losses from operating limited partnerships for the three months ended March 31, 2001, which the operating limited partnerships have not included in their capital accounts as of December 31, 2000 due to different year ends (see note A).	-	-	-

The partnership has recorded low income housing tax credit adjusters not recorded by operating limited partnerships (see note A).	14,643	-	25,574

Equity in losses from operating limited partnerships not recognizable under the equity method of accounting (see note A).	(3,726,452)	(1,079,254)	(1,447,551)

Impairment loss in investment in operating limited partnerships	654,684	450,835	632,315

Other	47,822	(118,706)	209,556

Equity per operating limited partnerships’ combined financial statements	$916,367	$(367,883)	$3,334,817

The partnership’s investments in operating limited partnerships at March 31, 2000 are summarized as follows:
Total
Capital contributions paid to operating limited partnerships, net of tax credit adjusters	$69,626,749

Acquisition costs of operating limited partnerships	11,976,945

Syndication costs from operating limited partnerships	(45,526)

Cumulative distributions from operating limited partnerships	(103,544)

Impairment loss in investment in operating limited partnerships	(4,017,052)

Cumulative losses from operating limited partnerships	(66,600,046)

Investment in operating limited partnerships per balance sheets	10,837,526

The partnership has recorded capital contributions to the operating limited partnerships during the year ended March 31, 2000 which have not been included in the partnerships’ capital account included in the operating limited partnerships’ financial statements as of December 31, 1999 (see note A).	(479,273)

The partnership has recorded acquisition costs at March 31, 2000, which have not been accounted for in the net assets of the operating limited partnerships (see note A).	(829,599)

The partnership has recorded a share of losses from operating limited partnerships for the three months ended March 31, 2000, which the operating limited partnerships have not included in their capital accounts as of December 31, 1999 due to different year ends (see note A).	1,466,033

The partnership has recorded low income housing tax credit adjusters not recorded by operating limited partnerships (see note A).	182,948

Equity in losses from operating limited partnerships not recognizable under the equity method of accounting (see note A).	(56,332,250)

Impairment loss in investment in operating limited partnerships	4,017,052

Other	599,233

Equity per operating limited partnerships’ combined financial statements	$(40,538,330)

The partnership’s investments in operating limited partnerships at March 31, 2000 are summarized as follows:
	Series 1	Series 2	Series 3
Capital contributions paid to operating limited partnerships, net of tax credit adjusters	$9,037,551	$5,565,026	$20,710,406

Acquisition costs of operating limited partnerships	1,569,525	1,005,656	3,486,122

Syndication costs from operating limited partnerships	-	-	-

Cumulative distributions from operating limited partnerships	(4,140)	(6,246)	(48,075)

Impairment loss in investment in operating limited partnerships	-	(876,844)	(1,402,374)

Cumulative losses from operating limited partnerships	(10,602,936)	(5,192,620)	(22,163,406)

Investment in operating limited partnerships per balance sheets	-	494,972	582,673

The partnership has recorded capital contributions to the operating limited partnerships during the year ended March 31, 2000, which have not been included in the partnerships’ capital account included in the operating limited partnerships’ financial statements as of December 31, 1999 (see note A).	-	(311,339)	(133,349)

The partnership has recorded acquisition costs at March 31, 2000, which have not been accounted for in the net assets of the operating limited partnerships (see note A).	(578,746)	(46,332)	116,865

The partnership has recorded a share of losses from operating limited partnerships for the three months ended March 31, 2000, which the operating limited partnerships have not included in their capital accounts as of December 31, 1999 due to different year ends (see note A).	667,397	-	798,636

The partnership has recorded low income housing tax credit adjusters not recorded by operating limited partnerships (see note A).	31,815	63,725	47,191

Equity in losses from operating limited partnerships not recognizable under the equity method of accounting (see note A).	(25,494,010)	(2,331,503)	(12,771,703)

Impairment loss in investment in operating limited partnerships	-	876,844	1,402,374

Other	67,996	(152,348)	306,174

Equity per operating limited partnerships’ combined financial statements	$(25,305,548)	$(1,405,981)	$(9,651,139)

The partnership’s investments in operating limited partnerships at March 31, 2000 are summarized as follows:
	Series 4	Series 5	Series 6
Capital contributions paid to operating limited partnerships, net of tax credit adjusters	$21,719,700	$3,273,323	$9,320,743

Acquisition costs of operating limited partnerships	3,661,756	599,776	1,654,110

Syndication costs from operating limited partnerships	-	(45,526)	-

Cumulative distributions from operating limited partnerships	(12,414)	-	(32,669)

Impairment loss in investment in operating limited partnerships	(654,684)	(450,835)	(632,315)

Cumulative losses from operating limited partnerships	(19,030,137)	(2,876,077)	(6,734,870)

Investment in operating limited partnerships per balance sheets	5,684,221	500,661	3,574,999

The partnership has recorded capital contributions to the operating limited partnerships during the year ended March 31, 2000, which have not been included in the partnerships’ capital account included in the operating limited partnerships’ financial statements as of December 31, 1999 (see note A).	-	(34,585)	-

The partnership has recorded acquisition costs at March 31, 2000, which have not been accounted for in the net assets of the operating limited partnerships (see note A).	(647,983)	8,269	318,328

The partnership has recorded a share of losses from operating limited partnerships for the three months ended March 31, 2000, which the operating limited partnerships have not included in their capital accounts as of December 31, 1999 due to different year ends (see note A).	-	-	-

The partnership has recorded low income housing tax credit adjusters not recorded by operating limited partnerships (see note A).	14,643	-	25,574

Equity in losses from operating limited partnerships not recognizable under the equity method of accounting (see note A).	(13,694,874)	(1,095,261)	(944,899)

Impairment loss in investment in operating limited partnerships	654,684	450,835	632,315

Other	170,061	(2,212)	209,562

Equity per operating limited partnerships’ combined financial statements	$(7,819,248)	$(172,293)	$3,815,879

The combined summarized balance sheets of the operating limited partnerships at December 31, 2000 are as follows:

COMBINED SUMMARIZED BALANCE SHEETS

	Total	Series 1	Series 2	Series 3
ASSETS

Buildings and improvements, net of accumulated depreciation	$176,877,753	$16,205,390	$19,475,031	$44,946,252
Land	14,038,438	1,487,098	1,123,628	3,788,603
Other assets	16,816,372	3,547,841	1,265,508	4,075,295

	$207,732,563	$21,240,329	$21,864,167	$52,810,150

LIABILITIES AND PARTNERS’ CAPITAL

Mortgages and construction loans payable	$195,765,291	$34,867,862	$17,777,023	$54,525,287
Accounts payable and accrued expenses	28,783,147	6,684,823	2,119,090	7,291,059
Other liabilities	22,909,849	1,775,184	3,850,362	4,829,999

	247,458,287	43,327,869	23,746,475	66,646,345
PARTNERS’ CAPITAL
Boston Capital Tax Credit Fund Limited Partnership	(31,595,055)	(21,962,824)	(1,847,171)	(11,668,361)
Other partners	(8,130,669)	(124,716)	(35,137)	(2,167,834)

	(39,725,724)	(22,087,540)	(1,882,308)	(13,836,195)

	$207,732,563	$21,240,329	$21,864,167	$52,810,150

The combined summarized balance sheets of the operating limited partnerships at December 31, 2000 are as follows:

COMBINED SUMMARIZED BALANCE SHEETS - CONTINUED

	Series 4	Series 5	Series 6
ASSETS

Buildings and improvements, net of accumulated depreciation	$48,115,807	$15,364,584	$32,770,689
Land	3,990,985	880,396	2,767,728
Other assets	3,860,367	392,350	3,675,011

	$55,967,159	$16,637,330	$39,213,428

LIABILITIES AND PARTNERS’ CAPITAL

Mortgages and construction loans payable	$44,904,497	$12,828,859	$30,861,763
Accounts payable and accrued expenses	7,248,162	2,278,221	3,161,792
Other liabilities	5,762,096	3,055,429	3,636,779

	57,914,755	18,162,509	37,660,334
PARTNERS’ CAPITAL
Boston Capital Tax Credit Fund Limited Partnership	916,367	(367,883)	3,334,817
Other partners	(2,863,963)	(1,157,296)	(1,781,723)

	(1,947,596)	(1,525,179)	1,553,094

	$55,967,159	$16,637,330	$39,213,428

The combined summarized balance sheets of the operating limited partnerships at December 31, 1999 are as follows:

COMBINED SUMMARIZED BALANCE SHEETS

	Total	Series 1	Series 2	Series 3
ASSETS

Buildings and improvements, net of accumulated depreciation	$183,877,894	$17,383,580	$19,988,811	$46,817,054
Land	14,208,150	1,586,098	1,123,628	3,788,603
Other assets	17,105,400	3,466,571	1,279,853	4,337,991

	$215,191,444	$22,436,249	$22,392,292	$54,943,648

LIABILITIES AND PARTNERS’ CAPITAL

Mortgages and construction loans payable	$218,997,833	$44,732,966	$19,082,646	$54,891,236
Accounts payable and accrued expenses	37,725,502	11,815,977	2,134,488	6,782,150
Other liabilities	21,851,163	2,130,252	3,208,121	4,719,495

	278,574,498	58,679,195	24,425,255	66,392,881
PARTNERS’ CAPITAL
Boston Capital Tax Credit Fund Limited Partnership	(40,538,330)	(25,305,548)	(1,405,981)	(9,651,139)
Other partners	(22,844,724)	(10,937,398)	(626,982)	(1,798,094)

	(63,383,054)	(36,242,946)	(2,032,963)	(11,449,233)

	$215,191,444	$22,436,249	$22,392,292	$54,943,648

The combined summarized balance sheets of the operating limited partnerships at December 31, 1999 are as follows:

COMBINED SUMMARIZED BALANCE SHEETS - CONTINUED

	Series 4	Series 5	Series 6
ASSETS

Buildings and improvements, net of accumulated depreciation	$50,413,319	$15,767,075	$33,508,055
Land	4,061,697	880,396	2,767,728
Other assets	3,899,520	451,851	3,669,614

	$58,374,536	$17,099,322	$39,945,397

LIABILITIES AND PARTNERS’ CAPITAL

Mortgages and construction loans payable	$54,492,442	$14,201,111	$31,597,432
Accounts payable and accrued expenses	12,088,892	2,217,998	2,685,997
Other liabilities	6,353,082	2,367,056	3,073,157

	72,934,416	18,786,165	37,356,586
PARTNERS’ CAPITAL
Boston Capital Tax Credit Fund Limited Partnership	(7,819,248)	(172,293)	3,815,879
Other partners	(6,740,632)	(1,514,550)	(1,227,068)

	(14,559,880)	(1,686,843)	2,588,811

	$58,374,536	$17,099,322	$39,945,397

The combined summarized statements of operations of the operating limited partnerships at December 31, 2000 are as follows:

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

	Total	Series 1	Series 2	Series 3
Revenue
Rental	$33,025,913	$5,018,260	$2,011,045	$8,052,625
Interest and other	4,202,461	200,926	1,027,326	971,844

	37,228,374	5,219,186	3,038,371	9,024,469
Expenses
Interest	11,107,477	1,036,726	774,714	3,075,614
Depreciation and amortization	9,140,672	1,059,179	585,120	2,516,423
Taxes and insurance	3,831,540	685,423	182,902	879,076
Repairs and maintenance	6,727,661	1,187,286	501,663	1,601,618
Operating expenses	12,153,829	2,225,792	945,543	3,005,092
Other expenses	1,377,080	125,240	35,465	404,276
Impairment loss	-	-	-	-

	44,338,259	6,319,646	3,025,407	11,482,099

NET LOSS	$(7,109,885)	$(1,100,460)	$12,964	$(2,457,630)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership*	$(5,891,022)	$(1,090,707)	$(305,905)	$(2,016,905)

Net loss allocated to other partners	$(1,218,863)	$(9,753)	$318,869	$(440,725)

*           Amounts include $1,090,708, $136,731, $1,640,914, $803,790, $24,868 and $502,652 for Series 1, Series 2, Series 3, Series 4, Series 5 and Series 6, respectively, of loss not recognized under the equity method of accounting as described in note A.

The combined summarized statements of operations of the operating limited partnerships at December 31, 2000 are as follows:

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS - CONTINUED

	Series 4	Series 5	Series 6
Revenue
Rental	$9,326,248	$1,464,552	$7,153,183
Interest and other	619,397	965,460	417,508

	9,945,645	2,430,012	7,570,691
Expenses
Interest	3,344,596	513,003	2,362,824
Depreciation and amortization	2,673,148	458,314	1,848,488
Taxes and insurance	1,141,428	107,854	834,857
Repairs and maintenance	1,861,483	431,748	1,143,863
Operating expenses	3,190,729	683,634	2,103,039
Other expenses	468,915	73,795	269,389
Impairment loss	-	-	-

	12,680,299	2,268,348	8,562,460

NET LOSS	$(2,734,654)	$161,664	$(991,769)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership*	$(1,894,564)	$(119,971)	$(462,970)

Net loss allocated to other partners	$(840,090)	$281,635	$(528,799)

*           Amounts include $1,090,708, $136,731, $1,640,914, $803,790, $24,868 and $502,652 for Series 1, Series 2, Series 3, Series 4, Series 5 and Series 6, respectively, of loss not recognized under the equity method of accounting as described in note A

The combined summarized statements of operations of the operating limited partnerships at December 31, 1999 are as follows:

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

	Total	Series 1	Series 2	Series 3
Revenue
Rental	$33,142,955	$5,525,500	$1,830,157	$8,111,737
Interest and other	2,693,424	218,484	405,251	1,093,778

	35,836,379	5,743,984	2,235,408	9,205,515
Expenses
Interest	14,203,595	1,488,722	1,642,224	3,410,197
Depreciation and amortization	9,884,058	1,271,463	573,077	2,798,615
Taxes and insurance	3,815,051	750,280	186,841	826,622
Repairs and maintenance	6,644,604	1,276,601	581,960	1,426,796
Operating expenses	11,912,564	2,445,291	750,084	2,922,873
Other expenses	1,665,421	256,841	120,509	497,401
Impairment loss	2,664,144	2,664,144	-	-

	50,789,437	10,153,342	3,854,695	11,882,504

NET LOSS	$(14,953,058)	$(4,409,358)	$(1,619,287)	$(2,676,989)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership*	$(10,178,945)	$(3,936,028)	$(791,865)	$(2,327,228)

Net loss allocated to other partners	$(4,774,113)	$(473,330)	$(827,422)	$(349,761)

*           Amounts include $3,911,661, $556,312, $1,621,715, $1,274,231, $273,477 and $417,839 for Series 1, Series 2, Series 3, Series 4, Series 5 and Series 6, respectively, of loss not recognized under the equity method of accounting as described in note A.

The combined summarized statements of operations of the operating limited partnerships at December 31, 1999 are as follows:

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS - CONTINUED

	Series 4	Series 5	Series 6
Revenue
Rental	$9,333,223	$1,380,711	$6,961,627
Interest and other	313,477	254,815	407,619

	9,646,700	1,635,526	7,369,246
Expenses
Interest	3,768,339	1,387,700	2,506,413
Depreciation and amortization	2,947,249	448,960	1,844,694
Taxes and insurance	1,144,962	107,287	799,059
Repairs and maintenance	1,755,932	463,878	1,139,437
Operating expenses	3,241,347	571,373	1,981,596
Other expenses	469,558	86,216	234,896
Impairment loss	-	-	-

	13,327,387	3,065,414	8,506,095

NET LOSS	$(3,680,687)	$(1,429,888)	$(1,136,849)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership*	$(2,238,539)	$(370,959)	$(514,326)

Net loss allocated to other partners	$(1,442,148)	$(1,058,929)	$(622,523)

*           Amounts include $3,911,661, $556,312, $1,621,715, $1,274,231, $273,477 and $417,839 for Series 1, Series 2, Series 3, Series 4, Series 5 and Series 6, respectively, of loss not recognized under the equity method of accounting as described in note A.

The combined summarized statements of operations of the operating limited partnerships at December 31, 1998 are as follows:

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

	Total	Series 1	Series 2	Series 3
Revenue
Rental	$32,611,065	$5,476,338	$1,813,038	$7,793,254
Interest and other	1,955,128	204,070	379,897	437,542

	34,566,193	5,680,408	2,192,935	8,230,796
Expenses
Interest	13,745,034	1,460,249	1,319,051	3,484,379

Depreciation and amortization	11,048,613	2,033,421	585,658	2,778,169
Taxes and insurance	3,941,585	793,154	186,362	903,295
Repairs and maintenance	6,396,684	1,214,687	468,981	1,530,945
Operating expenses	11,414,287	2,441,030	708,748	2,728,318
Other expenses	1,430,679	260,448	168,415	217,327
Impairment loss	32,826,270	16,100,127	-	4,330,000

	80,803,152	24,303,116	3,437,215	15,972,433

NET LOSS	$(46,236,959)	$(18,622,708)	$(1,244,280)	$(7,741,637)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership*	$(28,696,904)	$(12,160,235)	$(635,601)	$(6,114,066)

Net loss allocated to other partners	$(17,540,055)	$(6,462,473)	$(608,679)	$(1,627,571)

*           Amounts include $12,144,194, $354,621, $3,947,489, $7,482,391, $199,040 and $312,750 for Series 1, Series 2, Series 3, Series 4, Series 5 and Series 6, respectively, of loss not recognized under the equity method of accounting as described in note A.

The combined summarized statements of operations of the operating limited partnerships at December 31, 1998 are as follows:

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS - CONTINUED

	Series 4	Series 5	Series 6
Revenue
Rental	$9,165,944	$1,393,031	$6,969,460
Interest and other	342,479	251,970	339,170

	9,508,423	1,645,001	7,308,630
Expenses
Interest	3,786,804	1,131,728	2,562,823
Depreciation and amortization	3,360,783	456,647	1,833,935
Taxes and insurance	1,173,513	107,767	777,494
Repairs and maintenance	1,607,399	420,319	1,154,353
Operating expenses	3,158,052	547,024	1,831,115
Other expenses	462,877	111,824	209,788
Impairment loss	12,396,143	-	-

	25,945,571	2,775,309	8,369,508

NET LOSS	$(16,437,148)	$(1,130,308)	$(1,060,878)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership*	$(8,931,681)	$(323,215)	$(532,106)

Net loss allocated to other partners	$(7,505,467)	$(807,093)	$(528,772)

*           Amounts include $12,144,194, $354,621, $3,947,489, $7,482,391, $199,040 and $312,750 for Series 1, Series 2, Series 3, Series 4, Series 5 and Series 6, respectively, of loss not recognized under the equity method of accounting as described in note A.

NOTE D - RECONCILIATION OF FINANCIAL STATEMENT NET LOSS TO INCOME TAX RETURN

The partnership’s net loss for financial reporting purposes and net income (loss) for income tax return purposes for the year ended March 31, 2001 is reconciled as follows:
	Total	Series 1	Series 2	Series 3
Net loss for financial reporting purposes	$(2,686,926)	$(196,973)	$(249,145)	$(666,187)

Add: Related party expenses	-	-	-	-
Other	7,504,210	1,970,656	-	465,727
Excess of book depreciation over tax depreciation on operating limited partnerships	-	-	-	-

Less: Excess of tax depreciation over book depreciation on operating limited partnership assets	(1,003,585)	(473,740)	(105,780)	(242,642)
Operating limited partnership loss not allowed for financial reporting under equity method of accounting	(4,199,662)	(1,090,707)	(136,731)	(1,640,914)
Other	(835,551)	-	(592,262)	-
Related party expenses	-	-	-	-

Impairment loss not recognized for tax purposes	-	-	-	-

Impairment loss in investment in operating limited partnerships	-	-	-	-

Difference due to fiscal year for book purposes and calendar year for tax purposes	333,991	1,780	210,104	3,645

Partnership management fees not deductible for tax purposes until paid	951,072	180,864	67,344	269,988

Income (loss) for income tax return purposes, year ended December 31, 2000	$63,549	$391,880	$(806,470)	$(1,810,383)

The partnership’s net loss for financial reporting purposes and net income (loss) for income tax return purposes for the year ended March 31, 2001 is reconciled as follows:
	Series 4	Series 5	Series 6

Net loss for financial reporting purposes	$(1,345,114)	$(141,558)	$(87,949)

Add: Related party expenses	-	-	-
Other	5,011,696	-	56,131
Excess of book depreciation over tax depreciation on operating limited partnerships	-	-	-

Less: Excess of tax depreciation over book depreciation on operating limited partnership assets	(73,645)	(18,854)	(88,924)
Operating limited partnership loss not allowed for financial reporting under equity method of accounting	(803,790)	(24,868)	(502,652)
Other	-	(243,289)	-
Related party expenses	-	-	-

Impairment loss not recognized for tax purposes	-	-	-

Impairment loss in investment in operating limited partnerships	-	-	-

Difference due to fiscal year for book purposes and calendar year for tax purposes	4,149	114,541	(228)

Partnership management fees not deductible for tax purposes until paid	250,884	37,716	144,276

Income (loss) for income tax return purposes, year ended December 31, 2000	$3,044,180	$(276,312)	$(479,346)

The partnership’s net loss for financial reporting and income tax return purposes for the year ended March 31, 2000 is reconciled as follows:
	Total	Series 1	Series 2	Series 3
Net loss for financial reporting purposes	$(2,852,541)	$(217,292)	$(111,370)	$(1,000,227)

Add: Related party expenses	218,699	-	-	-
Other	359,803	33,055	89,927	-
Excess of book depreciation over tax depreciation on operating limited partnerships	-	-	-	-

Less: Excess of tax depreciation over book depreciation on operating limited partnership assets	(1,404,996)	(574,281)	(185,317)	(154,491)
Operating limited partnership loss not allowed for financial reporting under equity method of accounting	(8,006,431)	(3,911,661)	(556,312)	(1,608,911)
Other	(60,791)	-	-	(60,791)
Related party expenses	-	-	-	-

Impairment loss not recognized for tax purposes	2,664,144	2,664,144	-	-

Impairment loss in investment in operating limited partnerships	-	-	-	-

Difference due to fiscal year for book purposes and calendar year for tax purposes	(369,550)	(428)	(210,211)	(3,583)

Partnership management fees not deductible for tax purposes until paid	954,708	180,864	69,240	269,988

Loss for income tax return purposes, year ended December 31, 1999	$(8,496,955)	$(1,825,599)	$(904,043)	$(2,558,015)

The partnership’s net loss for financial reporting and income tax return purposes for the year ended March 31, 2000 is reconciled as follows:
	Series 4	Series 5	Series 6

Net loss for financial reporting purposes	$(1,242,582)	$(33,477)	$(247,593)

Add: Related party expenses	-	9,207	209,492
Other	236,821	-	-
Excess of book depreciation over tax depreciation on operating limited partnerships	-	-	-

Less: Excess of tax depreciation over book depreciation on operating limited partnership assets	(350,332)	(43,539)	(97,036)
Operating limited partnership loss not allowed for financial reporting under equity method of accounting	(1,274,231)	(237,477)	(417,839)
Other	-	-	-
Related party expenses	-	-	-

Impairment loss not recognized for tax purposes	-	-	-

Impairment loss in investment in operating limited partnerships	-	-	-

Difference due to fiscal year for book purposes and calendar year for tax purposes	(5,348)	(151,437)	1,457

Partnership management fees not deductible for tax purposes until paid	250,884	39,456	144,276

Loss for income tax return purposes, year ended December 31, 1999	$(2,384,788)	$(417,267)	$(407,243)

The partnership’s net loss for financial reporting and income tax return purposes for the year ended March 31, 1999 is reconciled as follows:
	Total	Series 1	Series 2	Series 3
Net loss for financial reporting purposes	$(9,340,588)	$(215,885)	$(1,244,534)	$(3,864,696)

Add: Related party expenses	61,977	444	18,442	5,243
Other	430,478	-	25,174	222,141
Excess of book depreciation over tax depreciation on operating limited partnerships	65,077	40,031	-	10,663

Less: Excess of tax depreciation over book depreciation on operating limited partnership assets	(289,982)	-	(139,232)	-
Operating limited partnership loss not allowed for financial reporting under equity method of accounting	(24,440,485)	(12,144,194)	(354,621)	(3,947,489)
Other	(56,251)	(42,698)	(13,553)	-
Related party expenses	(89,665)	-	(36,004)	-

Impairment loss not recognized for tax purposes	20,285,825	10,352,825	-	3,539,775

Impairment loss in investment in operating limited partnerships	4,017,052	-	876,844	1,402,374

Difference due to fiscal year for book purposes and calendar year for tax purposes	14,180	495	325	12,778

Partnership management fees not deductible for tax purposes until paid	954,708	180,864	69,240	269,988

Loss for income tax return purposes, year ended December 31, 1998	$(8,387,674)	$(1,828,118)	$(797,919)	$(2,349,223)

The partnership’s net loss for financial reporting and income tax return purposes for the year ended March 31, 1999 is reconciled as follows:
	Series 4	Series 5	Series 6

Net loss for financial reporting purposes	$(2,387,137)	$(626,591)	$(1,001,745)

Add: Related party expenses	18,071	16,783	2,994
Other	183,163	-	-
Excess of book depreciation over tax depreciation on operating limited partnerships	14,383	-	-

Less: Excess of tax depreciation over book depreciation on operating limited partnership assets	-	(43,246)	(107,504)
Operating limited partnership loss not allowed for financial reporting under equity method of accounting	(7,482,391)	(199,040)	(312,750)
Other	-	-	-
Related party expenses	(2,304)	(6,384)	(44,973)

Impairment loss not recognized for tax purposes	6,393,225	-	-

Impairment loss in investment in operating limited partnerships	654,684	450,835	632,315

Difference due to fiscal year for book purposes and calendar year for tax purposes	2,245	(271)	(1,392)

Partnership management fees not deductible for tax purposes until paid	250,884	39,456	144,276

Loss for income tax return purposes, year ended December 31, 1998	$(2,355,177)	$(368,458)	$(688,779)

The differences between the investments in operating limited partnerships for tax purposes and financial statements purposes are primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 2001, the differences are as follows:
	Total	Series 1	Series 2	Series 3

Investment in operating limited partnerships - tax return December 31, 2000	$(16,366,191)	$(11,509,000)	$(1,484,768)	$(6,134,723)

Add back losses not recognized under the equity method	45,141,707	22,081,031	2,394,802	14,412,617

Historic tax credits	5,438,567	-	-	1,754,704

Less share of loss - three months ended March 31, 2001	(1,466,033)	(667,397)	-	(798,636)

Impairment loss not recognized for tax purposes	(14,964,488)	(10,677,788)	-	(3,539,775)

Impairment loss in investment in operating limited partnerships	(4,017,052)	-	(876,844)	(1,402,374)

Other	(4,638,483)	773,154	292,608	(4,085,184)

Investment in operating limited partnerships - as reported	$9,128,027	$-	$325,798	$206,629

The differences between the investments in operating limited partnerships for tax purposes and financial statements purposes are primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 2001, the differences are as follows:
	Series 4	Series 5	Series 6

Investment in operating limited partnerships - tax return December 31, 2000	$756,551	$277,679	$1,728,070

Add back losses not recognized under the equity method	3,726,452	1,079,254	1,447,551

Historic tax credits	3,125,698	-	558,165

Less share of loss - three months ended March 31, 2001	-	-	-

Impairment loss not recognized for tax purposes	(746,925)	-	-

Impairment loss in investment in operating limited partnerships	(654,684)	(450,835)	(632,315)

Other	(1,613,645)	(500,540)	495,124

Investment in operating limited partnerships - as reported	$4,593,447	$405,558	$3,596,595

The differences between the investments in operating limited partnerships for tax purposes and financial statements purposes are primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 2000, the differences are as follows:
	Total	Series 1	Series 2	Series 3

Investment in operating limited partnerships - tax return December 31, 1999	$(16,122,067)	$(11,915,208)	$(480,821)	$(4,340,812)

Add back losses not recognized under the equity method	56,332,250	25,494,010	2,331,503	12,771,703

Historic tax credits	5,438,567	-	-	1,754,704

Less share of loss - three months ended March 31, 2000	(1,466,033)	(667,397)	-	(798,636)

Impairment loss not recognized for tax purposes	(22,949,969)	(13,016,969)	-	(3,539,775)

Impairment loss in investment in operating limited partnerships	(4,017,052)	-	(876,844)	(1,402,374)

Other	(6,378,170)	105,564	(478,866)	(3,862,137)

Investment in operating limited partnerships - as reported	$10,837,526	$-	$494,972	$582,673

The differences between the investments in operating limited partnerships for tax purposes and financial statements purposes are primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 2000, the differences are as follows:
	Series 4	Series 5	Series 6

Investment in operating limited partnerships - tax return December 31, 1999	$(2,286,937)	$659,792	$2,241,919

Add back losses not recognized under the equity method	13,694,874	1,095,261	944,899

Historic tax credits	3,125,698	-	558,165

Less share of loss - three months ended March 31, 2000	-	-	-

Impairment loss not recognized for tax purposes	(6,393,225)	-	-

Impairment loss in investment in operating limited partnerships	(654,684)	(450,835)	(632,315)

Other	(1,801,505)	(803,557)	462,331

Investment in operating limited partnerships - as reported	$5,684,221	$500,661	$3,574,999

NOTE E - CASH EQUIVALENTS

Cash equivalents of $194,624 and $149,448 as of March 31, 2001 and 2000, respectively, include a repurchase agreement and a money market account with interest rates ranging from 2.00% to 2.07% per annum.

COLUMBIA PARK ASSOCIATES

A WASHINGTON LIMITED PARTNERSHIP

COLUMBIA PARK ASSOCIATES

PROJECT NO. WA-19K065001

TABLE OF CONTENTS

_Page_

INDEPENDENT AUDITOR'S REPORT 1

FINANCIAL STATEMENTS

Balance Sheet 2 - 3

Statements of Income 4

Statement of Changes in Partners' Equity 5

Statements of Cash Flows 6

Notes to Financial Statements 7 - 11

Supplementary Information 12-14

CERTIFICATION OF PARTNERS 15

MANAGEMENT AGENT'S CERTIFICATION 16

INDEPENDENT AUDITOR'S REPORT

To the Partners

Columbia Park Apartments

We have audited the accompanying balance sheet of HUD Project No. WA-19K065001, of Columbia Park Apartments (Project), as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Projects' management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Project as of December 31, 2000 and 1999, and the results of its operations, change in partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information on pages 12 to 14 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Project. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

Ogden, Utah

February 12, 2001 ______________________________________

Kay L. Bowen, CPA, President

Kay L. Bowen & Associates, P.C.

Federal I.D. #87-0448933

BALANCE SHEET

DECEMBER 31, 2000 and 1999

ASSETS

CURRENT ASSETS

	2000	1999
Current Assets:
Cash	$ 202,450	$ 240,913
Tenant account receivable	1,776	35
Accounts receivable - subsidy	6,430	10,064
Miscellaneous receivables	-	1,916
Miscellaneous prepaid expense	35,872	44,241
Total Current Assets

RESTRICTED DEPOSITS AND FUNDED RESERVES

Tenant security deposits	24,276	22,898
Reserve for replacements	94,722	86,955
Reserve for bond retirement	406,405	393,851
Total deposits

FIXED ASSETS

Land	189,631	189,631
Buildings	7,434,705	7,433,904
Building equipment	71,604	66,176
Furnishings	355,599	337,670
Office equipment	11,187	11,187
Maintenance equipment	43,655	42,921
Vehicles	13,800	13,800
Total fixed assets
Less Accumulated Depreciation	(2,768,792)	(2,499,535)
(Sub-total)

OTHER ASSETS

Organization, bond issuance,
refinancing costs	450,303	450,303
Less Accumulated Amortization	(290,927)	(252,955)

TOTAL OTHER ASSETS

TOTAL ASSETS	$	$

The accompanying notes and accountant's report should be read with these financial statements.

BALANCE SHEET

DECEMBER 31, 2000 and 1000

LIABILITIES

	2000	1999
CURRENT LIABILITIES:

Accounts payable - Operations	$ 55,682	$ 58,869
Accounts payable - Other	31,032	31,032
Accrued expenses	3,664	4,400
Accrued interest payable	340,311	392,305
Mortgage payable - Current portion	475,000	435,000
Prepaid revenue	523	108
Total Current Liabilities

DEPOSIT LIABILITIES:

Tenant Deposits held in Trust (Contra)	24,276	22,898

LONG-TERM LIABILITIES:

Notes payable (Long-Term)	752,553	752,553
Mortgage payable - First Mortgage	2,525,000	2,960,000
Less Current Portion	(475,000)	(435,000)
Total Long-Term Liabilities

Total Liabilities

Partners' Equity	2,549,655	2,371,810

TOTAL LIABILITIES AND PARTNERS' EQUITY	$	$

The accompanying notes and accountant's report should be read with these financial statements.

STATEMENT OF INCOME

DECEMBER 21, 2000 and 1999

	2000	1999
REVENUE:

Rent	$ 1,323,376	$ 1,302,621
Financial	6,133	7,621
Other	23,373	13,821

TOTAL REVENUE

EXPENSES:

Administrative	135,396	135,291
Utilities	61,731	62,603
Operating and maintenance	191,390	139,984
Taxes	65,389	79,012
Insurance	37,846	22,019
Financial	345,024	384,120
Depreciation and Amortization	307,229	301,094

TOTAL EXPENSES

Income from rental operations	208,877	199,940

MORTGAGOR ENTITY EXPENSES:

Partnership management fees	26,032	26,032
Reporting fees	5,000	5,000

NET INCOME	$	$

The accompanying notes and accountant's report should be read with these financial statements.

STATEMENT OF CHANGES IN PARTNERS' EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2000 AND 1999

Balance - January 1, 1999	$ 2,202,902

Cash Distributions	-

Net Income for 1999	168,908

Balance December 31, 1999

Cash Distributions	-

Net Income for 2000	177,845

Balance - December 31, 2000	$

The accompanying notes and accountant's report should be read with these financial statements.

STATEMENT OF CASH FLOWS

FOR THE TWO YEARS ENDED DECEMBER 31, 2000 AND 1999

	2000	1999
Cash Flows from Operating Activities
Net Loss	$ 177,845	$ 168,908
Adjustments to reconcile net income to net cash
provided by (used in) operating activities
Depreciation expenses	269,257	270,610
Amortization expense	37,972	30,484
Decrease (Increase) in Accounts Receivable-Tenant	(1,741)	2,714
Decrease (Increase) in Accounts Receivable-Subsidy	3,634	(6,912)
Decrease (Increase) in Miscellaneous Receivable	1,916	-
Decrease (Increase) in Prepaid Expenses	8,369	(27,242)
Increase (Decrease) in Accounts Payable	(3,187)	5,499
Increase (Decrease) in Accrued Liabilities	(736)	(8,962)
Increase (Decrease) in Accrued Interest Payable	(51,994)	(2,841)
Increase (Decrease) in Prepaid Revenue	415	42

Net Cash Provided by (Used in) Operating Activities

Cash Flows from Investing Activities
Increase (Decrease)
Reserve for Replacement Account	(7,767)	(59)
Reserve for Bond Retirement	(12,554)	141,850
Increase in Depreciable Assets	(24,892)	(45,322)
Increase in Amortizable Assets	-	(89,851)

Net Cash Provided by (Used in) Investing Activities

Cash Flows from Financing Activities
Mortgage Principle Payments	(435,000)	(400,000)

Net Cash Provided by (Used in) Financing Activities

Net Increase (Decrease) in Cash and Cash Equivalents

Beginning of Period Cash	240,913	201,995

End of Period Cash	$	$

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$ 360,052	$ 342,349

The accompanying notes and accountant's report should be read with these financial statements.

Note 1 - Organization and Summary of Significant Accounting Policies:

Columbia Park Associates, A Washington Limited Partnership, was organized under the laws of the State of Washington on June 23, 1989, for the purpose of acquiring, rehabilitating and operating a low income residential apartment project, known as Columbia Park Apartments.

The Project was completed January 1, 1990, in Richland, Washington, and is an apartment complex of 138 units. The partnership agreement limits annual distributions of net operating receipts to "surplus cash" available at the end of each year. Surplus cash as of December 31, 2000 and 1999, amounted to $138,574 and $179,814, respectively.

The flowing significant accounting policies have been followed in the preparation of the financial statements:

Basis of Accounting

The financial statements of the partnership are prepared on the accrual basis of accounting and in accordance with generally accepted accounting principles.

Depreciation

Depreciation is generally provided using the straight-line method over the estimated useful lives of the assets.

Amortization

Bond issuance costs are amortized over the term of the bond period using the effective interest method.

Organizational cost are amortized over sixty months using the straight-line method.

Income Taxes

Income or loss of the Partnership is allocated to the general partners and to the limited partners. No income tax provision has been included in the financial statements since income or loss of the Partnership is required to be reported by the respective partners on their income tax returns.

Note 1 - Organization and Summary of Significant Accounting Policies, continued:

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

Cash and cash equivalents include: petty cash, cash in bank, and escrow deposits.

Note 2 - Notes Payable and Due to General Partners:

Commission Developer Note Payable and Funds Held by Bond Trustee

Construction and permanent financing have been provided to the Partnership through the issuance of tax exempt bonds by the Washington State Housing Finance Commission, in the total amount of $5,685,000, which are evidenced by a commission developer note.

The notes provides for interest only to be paid semi-annually on July 1 and January 1 at the weighted average rate of 7.28 percent, which rate is the average rate of the outstanding bonds, through December 31, 1990. Beginning on January 1, 1991, principal will be due along with the interest noted above on each semi-annual payment date. Principal payments are made according to the bond amortization schedule, with final maturity on January 1, 2005. The note, however, is subject to certain prepayment provisions as discussed in the bond indenture.

Under the terms of the loan agreement, the mortgage lender has issued an irrevocable direct-pay letter of credit in the amount of $5,685,000 plus 198 days of interest on the bonds as additional security for the payment of the bonds. Beginning on July 1, 1990, the Partnership was required to make monthly deposits with the mortgage lender into the "mortgage fund." The amount charged for 2000 was $53,253 per month. The monthly deposit amount charged for 1999 was $58,459 for the first six months and $53,253 for the remaining six months. The original letter of credit agreement expired on July 15, 1999. A new letter of credit agreement has been established with Key Bank National Association. The annual letter of credit fee is 1.0 percent of the outstanding letter of credit balance and is due annually on the letter of credit anniversary date.

The liability of the Partnership under the note is limited to the underlying value of the real estate collateral, amounts deposited with the lender and an assignment of project rents and leases.

Note 2 - Notes Payable and Due to General Partners, continued:

Promissory Note Payable

The Partnership is obligated under the terms of an $800,000 promissory note, secured by a second deed of trust and subordinate to the note described in the previous paragraph. The note bears interest at a rate of 15 percent and provides for annual principal and interest payments to the extent of surplus cash flow, as defined in the agreement. In the event that surplus cash flow is not sufficient to service the debt, the accrued interest will carry over, but will not bear additional interest. All unpaid principal and interest are due and payable on December 31, 2004.

The note is also secured by an unconditional and irrevocable letter of credit in the amount of $300,000 which letter of credit shall expire upon the payment of $300,000 of principal and/or interest. If $300,000 has not been paid by the earlier of December 31, 1995, or five years from commencement of the bond amortization, the lender may draw on the letter of credit up to the $300,000 total. During 1991, the letter of credit was reduced by $228,269, the principal and interest portion paid to Farr West Bank. During 1993, the letter of credit was reduced by the remaining $71,371, the interest portion paid to Farr West Bank, leaving a zero balance.

The liability of the Partnership under the note is limited to the underlying value of the real estate collateral and an assignment of the project rents and leases.

Aggregate annual maturities of the notes described above for each of the next five years are as follows:

December 31,	Amount

2001	$475,000
2002	$520,000
2003	$570,000
2004	$625,000
2005	$335,000

Note 3 - Transactions and Affiliates and Related Parties:

Management Fees

In accordance with the partnership agreement, the Partnership paid Kier Management Corporation, an affiliate of one of the general partners, management fees of $80,108 and $78,780, during 2000 and 1999, respectively, for services rendered in connection with the leasing and operation of the Project. The fee for its services is equal to 6 percent of the Project's rental income.

There are no notes payable to the management agent.

Reporting Fee

As of December 31, 2000, an annual reporting fee is payable to an affiliate of the investor limited partner, which holds a 99 percent interest in the Partnership, for services to be rendered in connection with the Partnership's accounting matters relating to the investor limited partner. The fee is based on the lessor of $5,000 or 0.375 percent of the aggregate cost of the project, as defined in the partnership agreement. The fee is payable out of cash flow, as defined in the partnership agreement. The amount charged to operations during 2000 and 1999 was $5,000, resulting in a payable balance at December 31, 2000 and 1999, of $5,000.

Partners' Capital Contributions

The Partnership has two general partners - Landex Corporation and Kier Corporation, and one limited partner - Boston Capital Tax Credit Fund Limited Partnership. Each general partner has made capital contributions of $100.00.

Annual Partnership Management Fee

An annual partnership management fee is due to the general partners for their services in connection with administering the day to day operations of the partnership. The fee is equal to the excess of 0.375 percent of the aggregate cost of the Project, as defined in the partnership agreement, over the reporting fee discussed above. The fee is payable out of cash flow, as defined in the partnership agreement. The amount charged to operations during 2000 and 1999 was $26,032, resulting in a payable balance at December 31, 2000 and 1999, of $26,032.

Note 3 - Transactions and Affiliates and Related Parties, continued:

Contingent Fees Payable to the General Partner

The general partners are entitled to receive certain fees based on the results of the construction phase of the Project and in the event of a sale or refinancing of the Project. Such fees are contingent upon certain results and circumstances as defined in the partnership agreement. No such fees were incurred by the Partnership during the period.

Housing Assistance Payment Contract Agreements

The Housing Authority of the City of Richland has contracted with the partnership, effective October 7, 1989 under Section 8 of Title II of the Housing and Community Development Act of 1974, to make housing assistance payments to the partnership on behalf of qualified tenants. The agreements are being entered into on a unit to unit basis and will expire fifteen years from their inception. As of December 31, 2000 and 1999, all of the units have been contracted. During 2000 and 1999, rental assistance payments received under this contract were $1,089,584 and $1,077,973, respectively.

SUPPLEMENTAL INFORMATION

	2000	1999
Administrative Expenses

Advertising	$ 394	$ 384
Other administrative expenses	2,036	1,794
Office expenses	3,132	2,879
Management fee	80,108	78,780
Manager Salaries	34,624	20,408
Legal	840	5,826
Auditing	6,355	6,080
Telephone	3,020	2,764
Bad Debts	2,122	2,725
Miscellaneous	2,765	13,651

Total Administrative Expenses

Utilities:

Electricity	17,393	16,411
Water	33,621	35,567
Gas	374	277
Sewer	10,343	10,348

Total Utilities Expenses

	2000	1999
Maintenance Expense

Grounds payroll	$ 18,422	$ 15,238
Grounds/pool supplies	4,692	862
Grounds contract	8,587	4,342
Repairs payroll	52,388	47,695
Repairs material	17,928	17,711
Repairs contract	55,935	23,466
HVAC repairs and maintenance	427	476
Decorating contract	2,224	1,382
Vehicle/maintenance equipment/leased	6,957	5,430
Janitor/cleaning payroll	11,618	12,088
Janitor/cleaning supplies	2,415	2,671
Janitor/cleaning contract	7,142	5,517
Exterminating	2,100	2,406
Garbage & trash	315	460
Miscellaneous	240	240

Total Operating and Maintenance Expenses

Taxes

Real estate taxes	56,137	56,409
Payroll taxes	8,753	22,028
Other taxes	499	575

Total Tax Expenses

Insurance

Property and liability insurance	26,237	17,292
Employee health	11,609	4,727

Total Insurance expense

Interest Expense:

Interest on mortgage payable	195,175	226,625
Interest on notes payable (Long-term)	112,883	112,883
Miscellaneous financial expenses	36,966	44,612

Total Interest Expense

Reserve for Replacements:

In accordance with the provision of the regulatory agreement, restricted cash is held by Key Bank of Utah, account #9203456, to be used for replacement of property as follows:

Balance - January 1, 2000	$ 86,955.44
Monthly Deposits ($2,565.00 x 12)	30,780.00
Other deposits	-
Interest Earned	1,730.14

Less Withdrawals	24,743.76

Balance - December 31, 2000
confirmed by Key Bank of Utah	$

Schedule of Changes in Fixed Assets Accounts:

	Balance			Balance
Year Ended Dec 31, 2000	12/31/99	Additions	Deductions	12/31/00

Land	$ 189,631	$ -	$ -	$

Building	7,433,904	801	-

Building Equipment (Portable)	66,176	5,428	-

Office Furniture/Equipment	11,187	-	-

Furnishings	337,670	17,929	-
			24,276
Vehicles	13,800	-	-
			406,405
Maintenance equipment	42,921	734	-

	$	$	$ -	$

Accumulated Depreciation	(2,499,535)	(269,257)	189,631	(2,768,792)
			7,434,705
Net Book Value	$		71,604	$

We, hereby, certify that we have examined the accompanying financial statements and supplemental data of Columbia Park Apartments, and, to the best of our knowledge and belief, the same is complete and accurate.

_________________________

General Partner

_________________________

General Partner

Federal Identification Number 05-0447035.

We, hereby, certify that we have examined the accompanying financial statements and supplemental data of Columbia Park Apartments, and to the best of our knowledge and belief, the same is complete and accurate.

_________________________

Signature of Management

Agent's Representative

_________________________

Title

_________________________

Management Agent's Name

_________________________

Date

_________________________

Employer Identification No.

To the Partners

Apple Hill Limited Partnership

Winston-Salem, North Carolina

We have audited the accompanying balance sheets of Apple Hill Limited Partnership as of December 31, 2000 and 1999, and the related statements of income, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express all opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Apple Hill Limited Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 22, 2001 on our consideration of Apple Hill Limited Partnership's internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Greensboro, North Carolina January 22, 2001

INDEPENDENT AUDITOR'S REPORT

To the Partners

Redondo Associates, Ltd.

I have audited the accompanying balance sheets of Redondo Associates, Ltd. (a limited partnership), RD Case No. 04-013-953603409, as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Redondo Associates, Ltd. as of December 31, 2000 and 1999, and thc results of its operations and its cash flows for the years then ended, in conformity with generally accepted .accounting principles.

In accordance with Government Auditing Standards, I have also issued a report dated January 22, 2001 on my consideration of Redondo Associates, Ltd.'s internal control over financial reporting and a report dated January 22, 2001 on tests of its compliance with certain provisions of laws, regulations, contracts, and grants. These reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of my audits.

To the Partners of

Mecca Apartments

Independent Auditor's Report

We have audited the accompanying balance sheets of Mecca Apartments, a limited partnership, as of December 31, 2000, and 1999, and the related statements of income and changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mecca Apartments, a limited partnership, as of December 31, 2000, and 1999, and the results of its operations and for changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

To the Partners of

Fylex Housing Associates

(a Limited Partnership)

Independent Auditors' Report

We have audited the accompanying balance sheets of Fylex Housing Associates (a Limited Partnership) (Case No. 34-003-0020417485) as of December 31, 2000 and 1999 and the related statements of income and expense, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fylex Housing Associates at December 31, 2000 and 1999 and the results of its operations, partners' equity (deficit) and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 23, 2001 on our consideration of Fylex Housing Associates' internal control over financial reporting and our tests of its compliance with laws and regulations. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

January 23, 2001

INDEPENDENT AUDITORS REPORT

To the Partners

Lake North Apartments II, Ltd.

We have audited the accompanying balance sheets of Lake North Apartments II, Ltd. (a Florida limited partnership), FmHA Project No. 09-035-0592821600, as of December 31, 2000 and 1999, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lake North Apartments II, Ltd. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Leesburg, Florida January 29, 2001

Independent Auditor's Report

To The Partners

Mound Plaza, LTD.

Moundville. Alabama

We have audited the accompanying balance sheets of Mound Plaza, LTD., Moundville., Alabama, as of December 31, 2000 and 1999, and the related statements of income, partnership capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, the USDA/Rural Development Audit Program, and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Art audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mound Plaza, LTD. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

Independent Auditors' Report

To the Partners of

Pedcor Investments - 1988 - IV, L.P.

(An Indiana Limited Partnership)

We have audited the accompanying balance sheet of Pedcor Investments - 1988 - IV, L.P. (an Indiana Limited Partnership) as of December 31, 2000, and the related statements of profit and loss and changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly in all material respects the financial position of Pedcor Investments - 1988 - IV, L.P. as of December 31, 2000, and the results of its operations and changes in partners' equity (deficit) and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 24, 2001, on our consideration of the Partnership's internal controls and a report dated January 24, 2001, on its compliance with laws and regulations.

The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

Independent Auditor's Report

To The Partners

Queens Court Limited Partnership

Philadelphia, Pennsylvania

We have audited the accompanying balance sheets of Queens Court Limited Partnership as of December 31, 2000 and 1999 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Queens Court Limited Partnership, as of December 31,2000 and 1999 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

INDEPENDENT AUDITOR'S REPORT

To the Partners of

Rainbow Housing Associates, Ltd.

Yuma, Arizona

We have audited the accompanying Balance Sheet of Rainbow Housing Associates, Ltd., FI IA Project Number 123-94008 REF, as of December 31, 2000, and the related statements of profit and loss, changes in project equity and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures ill the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rainbow Housing Associates, Ltd., as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 20, 2001, on our consideration of Rainbow Housing Associates, Ltd.'s internal control structure and a report dated February 20, 2001, on its compliance with laws and regulations.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in thc report on pages 13 through 21 is presented for the purposes of additional analysis and are not a required part of thc financial statements of Rainbow Housing Associates, Ltd. Such information has been subjected to the same auditing procedures applied in the examination of the basic financial statements and, in our opinion, are presented fairly in all material respects in relation to the financial statements taken as a whole.

INDEPENDENT AUDITORS ' REPORT

To the Partners

Sun Village Apartments, Ltd.

We have audited the accompanying balance sheets of Sun Village Apartments, Ltd. (a Florida limited partnership),FmHA Project No. 09035592798320, as of December 31, 2000 and 1999, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sun Village Apartments, Ltd. as of December 31, 2000 and 1999, and the results of its operations, the changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

To the Partners of

Willow Street Associates

(a Limited Partnership)

Independent Auditors' Report

We have audited the accompanying balance sheets of Willow Street Associates (Case No. 34-012-0020413965) as of December 31, 2000 and 1999 and the related statements of income and expense, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation, we believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Willow Street Associates at December 31, 2000 and 1999 and the results of its operations, partners' equity (deficit) and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 11, 2001 on our consideration of Willow Street Associates' internal control over financial reporting and our tests of its compliance with laws and regulations. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners of

Auburn Trace, Ltd.

We have audited the accompanying balance sheets of Auburn Trace, Ltd. (a Florida limited partnership) (the "Partnership") as of December 31, 2000 and 1999 and the related statements of operations, partners' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Auburn Trace, Ltd. as of December 31, 2000 and 1999 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

INDEPENDENT AUDITOR'S REPORT

To Partners of

Cambria Commons Limited Partnership

We have audited the accompanying balance sheet of Cambria Commons Limited Partnership as of December 31, 2000, and the related statements of operations, partners' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements and supplementary information of Cambria Commons Limited Partnership for the year ended December 31, 1999, were audited by Freed Maxick Sachs & Murphy, P.C., independent accountants, whose directors merged with McGladrey & Pullen, LLP on November 1, 2000. Freed Maxick Sachs & Murphy, P.C.'s report dated January 27, 2000, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cambria Commons Limited Partnership at December 31, 2000, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated January 24, 2001 on our consideration of Cambria Commons Limited Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. These reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on page 10 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplementary information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Buffalo, New York

January 24, 2001

Independent Auditor's Report

To the Partners

Landmark Limited Partnership

We have audited the accompanying balance sheet of Landmark Limited Partnership, VHDA Number 88-0144-HF, as of December 31, 2000, and the related statements of operations, and cash flows and changes in owners' equity for the year then ended. These financial statements are the responsibility of Landmark Limited Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Landmark Limited Partnership as of December 31, 2000, and the results of its operations and its cash flows and its changes in owners equity for the year then ended in conformity with generally accepted accounting principles.

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

Independent Auditors' Report

To the Partners of

Pedcor Investments - 1988 - VI, L.P.

(An Indiana Limited Partnership)

We have audited the accompanying balance sheet of Pedcor Investments - 1988 - VI, L.P. (an Indiana Limited Partnership) as of December 31, 2000, and the related statements of profit and loss and changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly in all material respects the financial position of Pedcor Investments - 1988 - VI, L.P. as of December 31, 2000, and the results of its operations and changes in partners' equity (deficit) and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 24, 2001, on our consideration of the Partnership's internal controls and a report dated January 24, 2001, on its compliance with laws and regulations.

The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

INDEPENDENT AUDITORS' REPORT

To the Partners

Shockoe Hill Associates II, L.P.

Richmond, Virginia

We have audited the accompanying balance sheet of Shockoe Hill Associates II, L.P. as of December 31, 2000, and the related statements of income, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of Shockoe Hill Associates II, L.P.'s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shockoe Hill Associates II, L.P. as of December 31, 2000, and the results of its operations, changes in partners' capital, and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 14-22 and the accompanying Financial Data Templates are presented for purposes of additional analysis and are not a required part of the basic financial statements of Shockoe Hill Associates II, L.P. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

In accordance with Governmcnt Auditing Standards, we have also issued a report dated May 11, 2001 on our consideration of Shockoe Hill Associates II, L.P.'s internal controls and reports dated May 11, 2001 on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to Affirmative Fair Housing, and specific requirements applicable to nonmajor HUD program transactions. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners of

Auburn Trace, Ltd.

We have audited the accompanying balance sheets of Auburn Trace, Ltd. (a Florida limited partnership) (the "Partnership") as of December 31, 2000 and 1999 and the related statements of operations, partners' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Auburn Trace, Ltd. as of December 31, 2000 and 1999 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

INDEPENDENT AUDITOR'S REPORT

To The Partners of

Holland West Limited Partnership

We have audited the accompanying balance sheet of HUD Project No. 047-44050/12001 of Holland West Limited Partnership (a Michigan Partnership) as of December 31, 2000, and the related statements of income, and cash flows, and changes in partner's equity. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit,

We conducted our audit in accordance with generally accepted auditing standards and Government Auditinq Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An Audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Holland West Limited Partnership as of December 31, 2000, and the results of its operations and its cash flow and its changes in partners' equity for the year then ended in conformity with generally accepted accounting principles,

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information included in the report (shown on pages 11 to 16) are presented for the purposes of additional analysis and are not a required part of the basic financial statements of Holland West Limited Partnership, Such information has been subject to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

In accordance with Government Auditinq Standards, we have also issued a report dated January 25, 2001, on our consideration of Holland West Limited Partnership's internal controls and a report dated January 25, 2001, on its compliance with laws and regulations.

INDEPENDENT AUDITORS' REPORT

To the Partners

Sherburne Housing Redevelopment Company

We have audited the accompanying balance sheets of Sherburne Housing Redevelopment Company as of December 31, 2000 and 1999, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditinq Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by Management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sherburne Housing Redevelopment Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditinq Standards, we have also issued reports dated January 30, 2001, on our consideration of Sherburne Housing Redevelopment Company's internal control structure and its compliance with laws and regulations.

January 30, 2001

Albany, New York

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

In accordance with Government Auditing Standards, we have also issued our report dated January 19, 2000 on our consideration of Fylex Housing Associates' internal control over financial reporting and our tests of its compliance with laws and regulations .

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

In accordance with Government Auditing Standards, we have also issued our report dated January 14, 2000 on our consideration of Willow Street Associates' internal control over financial reporting and our tests of its compliance with laws and regulations .

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

March 10, 1999

Boston Capital Tax Credit Fund Limited Partnership - Series 1

Schedule III - Real Estate and Accumulated Depreciation

March 31, 2001

COL A.	COL B.	COL C.		COL D.			COL E.		COL F.	COL G.	COL H.	COL I.

		Initial cost to company		Cost capitalized subsequent to acquisition			Gross amount at which carried at close of period
Description	Encum-brances	Land	Buildings and improvements	Improvements		Land	Buildings and improvements	Total	Accumulated depreciation	Date of construction	Date acquired	Life on which depreciation is computed
APPLE HILL, L.P.	1,474,251	56,000	1,857,492	12,061		56,000	1,869,553	1,925,553	869,293	1/88	2/89	7-27.5 yrs
BOLIVAR MANOR L.P.	873,955	111,316	999,415	105,434		111,316	1,104,849	1,216,165	549,122	11/88	1/89	27.5 yrs
BRIARWOOD - VERO BEACH	1,466,733	96,546	1,866,664	4,059		96,546	1,870,723	1,967,269	589,832	8/89	1/89	40 yrs
COLDWATER LTD DIVIDEND HOUSING	930,650	35,750	1,203,836	19,751	*	35,750	1,223,587	1,259,337	583,941	7/89	12/88	5-27.5 yrs
CONNEAUT, LTD.	1,163,812	50,000	1,439,961	114,448		50,000	1,554,409	1,604,409	807,597	4/88	1/89	27.5 yrs
COUNTRY VILLAGE ASSOCIATES	3,151,486	179,385	3,843,452	19,424		192,794	3,862,876	4,055,670	1,661,142	4/89	1/89	5-27.5 yrs
ELK RAPIDS II APTS COMPANY	733,972	37,000	929,264	13,190		37,000	942,454	979,454	467,503	2/89	12/88	5-27.5 yrs
GENESEE COMMONS ASSOC LP	9,888,323	250,000	11,622,137	(6,447,538)		250,000	5,174,599	5,424,599	4,325,076	12/88	11/88	5-27.5 yrs
GENEVA, LTD.	1,179,246	60,300	1,450,936	133,099		60,300	1,584,035	1,644,335	832,557	8/88	1/89	7-27.5 yrs
GREEN ACRES OF YULEE	1,468,569	90,650	1,908,145	(353,722)		90,650	1,554,423	1,645,073	695,538	8/89	1/89	5-27.5 yrs
INGLEWOOD MEADOWS	1,475,270	123,200	1,886,119	12,086		123,200	1,898,205	2,021,405	863,518	11/88	12/88	27.5 yrs
KINGSTON PROPERTY ASSOC	5,184,279	50,000	6,024,746	(1,769,733)		50,000	4,255,013	4,305,013	2,823,652	6/89	12/88	27.5 yrs
RIVERSIDE PLACE DIVIDEND HOUSING	958,063	65,200	1,202,452	30,074		65,200	1,232,526	1,297,726	597,713	7/89	12/88	5-27.5 yrs
TOWNHOMES MINNEHAHA COURT	1,118,966	64,827	1,766,883	3,256	*	64,827	1,770,139	1,834,966	802,457	11/88	11/88	5-27.5 yrs
UNITY PARK	0	99,000	11,179,460	(11,179,460)		0	0	0	0	12/90	4/89	5-27.5 yrs
VIRGINIA CIRCLE LP	660,647	44,936	1,096,944	(32,145)	*	44,936	1,064,799	1,109,735	481,985	6/88	11/88	5-27.5 yrs
WEWAHITCHKA, LTD.	705,787	28,179	950,637	1		28,179	950,638	978,817	450,062	6/88	12/88	5-27.5 yrs
WOOD CREEK MANOR LTD DIVIDEND	958,583	10,000	1,274,577	24,711		10,000	1,299,288	1,309,288	630,198	7/89	12/88	5-27.5 yrs
WOODLAND TERRACE	1,475,270	120,400	1,885,256	12,261		120,400	1,897,517	2,017,917	873,057	11/88	12/88	5-27.5 yrs

	34,867,862	1,572,689	54,388,376	(19,278,743)		1,487,098	35,109,633	36,596,731	18,904,243

Since the Operating Partnerships maintain a calendar year end the information reported on this schedule is as of December 31, 2000. a - Decrease due to impairment in year ended December 31, 1997.

b - Property deemed to have no value as of March 31, 1999.

**There were no carrying costs as of December 31, 2000. The column has been omitted for presentation purposes.

Notes to Schedule III
Boston Capital Tax Credit Fund Limited Partnership - Series 1

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period - 4/1/92		$56,048,622
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	948,241
Other	0
		$948,241
Deductions during period:
Cost of real estate sold	$0
Other*	0
		$0
Balance at close of period - 3/31/93		$56,996,863
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	87,241
Other	0
		$87,241
Deductions during period:
Cost of real estate sold	$0
Other*	(676,202)
		$(676,202)
Balance at close of period - 3/31/94		$56,407,902
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	219,775
Other	0
		$219,775
Deductions during period:
Cost of real estate sold	$0
Other	0
		$0
Balance at close of period - 3/31/95		$56,627,677

Notes to Schedule III
Boston Capital Tax Credit Fund Limited Partnership - Series 1 (continued)

Balance at close of period - 3/31/95		$56,627,677
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	561,834
Other	0
		$561,834
Deductions during period:
Cost of real estate sold	$0
Other	(404,688)
		$(404,688)
Balance at close of period - 3/31/96		$56,784,823
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	96,701
Other	0
		$96,701
Deductions during period:
Cost of real estate sold	$0
Other *	0
		$0
Balance at close of period - 3/31/97		$56,881,524
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	2,124,065
Other	0
		$2,124,065
Deductions during period:
Cost of real estate sold	$0
Other	0
		$0
Balance at close of period - 3/31/98		$59,005,589

Notes to Schedule III
Boston Capital Tax Credit Fund Limited Partnership - Series 1 (continued)

Balance at close of period - 3/31/98		$59,005,589
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	140,910
Other	0
		$140,910
Deductions during period:
Cost of real estate sold	$0
Other **	(15,866,273)
		$(15,866,273)
Balance at close of period - 3/31/99		$43,280,226

Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	226,938
Other	0
		$226,938
Deductions during period:
Cost of real estate sold	$0
Other **	(2,663,749)
		$(2,663,749)
Balance at close of period - 3/31/00		$40,843,415

Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	63,134
Other	0
		$63,134
Deductions during period:
Cost of real estate sold	$0
Other **	(4,309,818)
		$(4,309,818)
Balance at close of period - 3/31/01		$36,596,731

Notes to Schedule III
Boston Capital Tax Credit Fund Limited Partnership - Series 1 (continued)

Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period - 4/1/92		$6,809,399
Current year expense	$2,384,747
Balance at close of period - 3/31/93		$9,194,146
Current year expense	$1,365,846
Balance at close of period - 3/31/94		$10,559,992
Current year expense	$2,061,874
Balance at close of period - 3/31/95		$12,621,866
Current year expense	$1,958,217
Balance at close of period - 3/31/96		$14,580,083
Current year expense	$2,005,451
Balance at close of period - 3/31/97		$16,585,534
Current year expense	$2,007,981
Balance at close of period - 3/31/98		$18,593,515
Current year expense	$2,002,521
Balance at close of period - 3/31/99		$20,596,036
Current year expense	$1,277,701
Balance at close of period - 3/31/00		$21,873,737
Current year expense	$(2,969,494)
Balance at close of period - 3/31/01		$18,904,243

Boston Capital Tax Credit Fund Limited Partnership - Series 2

Schedule III - Real Estate and Accumulated Depreciation

March 31, 2001

COL A.	COL B.	COL C.		COL D.			COL E.		COL F.	COL G.	COL H.	COL I.

		Initial cost to company		Cost capitalized subsequent to acquisition			Gross amount at which carried at close of period
Description	Encum-brances	Land	Buildings and improvements	Improvements		Land	Buildings and Improvements	Total	Accumulated depreciation	Date of construction	Date acquired	Life on which depreciation is computed
ANNADALE APARTMENTS	8,480,788	794,249	3,448,985	8,782,665		226,000	12,231,650	12,457,650	2,385,748	6/90	9/90	5-50 yrs
CALEXICO VILLAGE APTS.	1,557,831	189,545	2,140,711	4,211		189,545	2,144,922	2,334,467	461,882	4/90	2/90	5-50 yrs
GLENHAVEN PARK III	485,634	225,000	599,444	578,387		225,000	1,177,831	1,402,831	316,482	12/89	11/89	40 yrs
GLENHAVEN PARK IV	390,477	180,000	254,783	620,372		180,000	875,155	1,055,155	226,755	6/90	11/89	40 yrs
HERBER II VILLAGE APTS.	1,087,854	135,000	1,374,347	(4,711)	*	135,000	1,369,636	1,504,636	375,498	4/89	5/89	5-50 yrs
MECCA APARTMENTS	2,584,717	55,580	2,377,218	1,106,178		56,283	3,483,396	3,539,679	816,526	7/90	11/89	5-40 yrs
REDWOOD CREEK APTS.	1,761,085	100,000	2,479,092	(1,325)	*	100,000	2,477,767	2,577,767	744,770	12/89	7/89	5-50 yrs
REDONDO APTS. I	1,428,637	11,800	1,145,806	749,274		11,800	1,895,080	1,906,880	852,745	7/90	12/89	5-27.5 yrs

	17,777,023	1,691,174	13,820,386	11,835,051		1,123,628	25,655,437	26,779,065	6,180,406

Since the Operating Partnerships maintain a calendar year end the information reported on this schedule is as of December 31, 2000 a - Decrease due to impairment in year ended December 31, 1997.

b - Property deemed to have no value as of March 31, 1999.

**There were no carrying costs as of December 31, 2000. The column has been omitted for presentation purposes.

Notes to Schedule III
Boston Capital Tax Credit Fund Limited Partnership - Series 2

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period - 4/1/92		$25,884,758
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	(868,303)
Other	0
		$(868,303)
Deductions during period:
Cost of real estate sold	$0
Other*	0
		$0
Balance at close of period - 3/31/93		$25,016,455
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	137,541
Other	0
		$137,541
Deductions during period:
Cost of real estate sold	$0
Other*	0
		$0
Balance at close of period - 3/31/94		$25,153,996
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	201,421
Other	0
		$201,421
Deductions during period:
Cost of real estate sold	$0
Other	0
		$0
Balance at close of period - 3/31/95		$25,355,417

Notes to Schedule III
Boston Capital Tax Credit Fund Limited Partnership - Series 2 (continued)

Balance at close of period - 3/31/95		$25,355,417
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	1,311,862
Other	0
		$1,311,862
Deductions during period:
Cost of real estate sold	$0
Other	0
		$0
Balance at close of period - 3/31/96		$26,667,279
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	34,395
Other	0
		$34,395
Deductions during period:
Cost of real estate sold	$0
Other *	0
		$0
Balance at close of period - 3/31/97		$26,701,674
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	4,950
Other	0
		$4,950
Deductions during period:
Cost of real estate sold	$0
Other	0
		$0
Balance at close of period - 3/31/98		$26,706,624

Notes to Schedule III
Boston Capital Tax Credit Fund Limited Partnership - Series 2 (continued)

Balance at close of period - 3/31/98		$26,706,624
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	1,464
Other	0
		$1,464
Deductions during period:
Cost of real estate sold	$0
Other **	0
		$0
Balance at close of period - 3/31/99		$26,708,088

Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	19,117
Other	0
		$19,117
Deductions during period:
Cost of real estate sold	$0
Other **	0
		$0
Balance at close of period - 3/31/00		$26,727,205

Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	51,860
Other	0
		$51,860
Deductions during period:
Cost of real estate sold	$0
Other **	0
		$0
Balance at close of period - 3/31/01		$26,779,065

Notes to Schedule III
Boston Capital Tax Credit Fund Limited Partnership - Series 2 (continued)

Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period - 4/1/92		$1,024,113
Current year expense	$580,739
Balance at close of period - 3/31/93		$1,604,852
Current year expense	$572,977
Balance at close of period - 3/31/94		$2,177,829
Current year expense	$582,155
Balance at close of period - 3/31/95		$2,759,984
Current year expense	$571,705
Balance at close of period - 3/31/96		$3,331,689
Current year expense	$586,836
Balance at close of period - 3/31/97		$3,918,525
Current year expense	$582,095
Balance at close of period - 3/31/98		$4,500,620
Current year expense	$562,334
Balance at close of period - 3/31/99		$5,062,954
Current year expense	$551,812
Balance at close of period - 3/31/00		$5,614,766
Current year expense	$565,640
Balance at close of period - 3/31/01		$6,180,406

Boston Capital Tax Credit Fund Limited Partnership - Series 3 Schedule III - Real Estate and Accumulated Depreciation March 31, 2001
COL A.	COL B.	COL C	.	COL D				COL E.		COL F.	COL G.	COL H.
		Initial cost to company		Cost capitalized subsequent to acquisition		Gross amount at which carried at close of period
Description	Encum-brances	Land	Buildings and improvements	Improvements		Land	Buildings and improvements	Total	Accumulated depreciation	Date of construction	Date acquired	Life on which depreciation is computed
128 PARK STREET	508,552	27,000	919,215	72,727		27,000	991,942	1,018,942	413,992	Jul-88	Apr-89	28 yrs.
ASHLAND INVESTMENT GRP II	1,769,374	165,464	2,210,076	(17,793)	a	165,464	2,192,283	2,357,747	648,961	May-89	Mar-89	5-50 yrs.
BELFAST BIRCHES ASSOCIATES	1,079,694	50,000	1,370,933	12,104		50,000	1,383,037	1,433,037	447,572	May-89	May-89	5-27.5 yrs.
BOWDITCH SCHOOL LODGING	1,604,674	65,961	4,872,047	42,182		65,961	4,914,229	4,980,190	1,686,891	Dec-89	Aug-89	34 yrs.
CALIFORNIA INVESTORS VI	3,754,107	400,000	7,307,955	(1,458,472)	b	400,000	5,849,483	6,249,483	2,473,930	May-89	Jun-89	35 yrs.
CARRIAGE GATE APTS.	1,462,292	128,480	1,816,497	11,477		128,480	1,827,974	1,956,454	773,020	Nov-89	Jun-89	7-27.5 yrs.
CENTRAL PARKWAY TOWERS	2,800,000	0	9,276,692	(4,252,736)		0	5,023,956	5,023,956	3,889,410	Dec-89	Sep-89	5-27.5 yrs.
COLONY COURT APTS.	1,481,894	130,000	1,819,588	4,882		130,000	1,824,470	1,954,470	800,869	Jun-89	Apr-89	7-27.5 yrs.
CRUZ BAY, LTD.	1,478,222	217,600	1,729,345	(725)		217,600	1,728,620	1,946,220	751,658	Feb-89	Feb-89	5-27.5 yrs.
FYLEX HOUSING	1,375,486	129,550	1,665,891	86,705		129,550	1,752,596	1,882,146	757,187	Jun-89	May-89	27.5 yrs.
GREENWOOD APTS.	1,425,449	55,000	1,824,558	29,189		55,000	1,853,747	1,908,747	881,054	Aug-89	Mar-89	7-27.5 yrs.
HIDDEN COVE APTS.	2,845,289	712,337	4,324,740	54,277	b	707,848	4,379,017	5,086,865	1,891,297	Aug-88	Apr-89	5-27.5 yrs.
JACKSON APARTMENTS	1,182,659	232,000	1,286,033	94,790		248,026	1,380,823	1,628,849	610,816	Jul-89	Jul-89	7-27.5 yrs.
LAKE NORTH APTS. II	1,049,962	60,000	1,340,829	17,152	a	60,000	1,357,981	1,417,981	433,372	Jan-89	Apr-89	5-27.5 yrs.
LAKE PARK L.P.	1,127,960	61,932	1,437,159	21,738		61,932	1,458,897	1,520,829	633,642	May-89	Apr-89	7-27.5 yrs.
LAKEWOOD TERRACE LTD.	3,661,152	124,707	2,263,782	4,597,200		124,707	6,860,982	6,985,689	2,150,394	Aug-89	May-89	27.5 yrs.
LINCOLN APARTMENTS	2,986,908	177,500	3,665,480	(2,038,377)		0	1,627,103	1,627,103	1,166,191	Dec-88	Feb-89	5-27.5 yrs.
MAPLEWOOD APTS.	750,793	37,900	938,775	41,382		37,900	980,157	1,018,057	303,841	Apr-89	May-89	40 yrs.
MOUND PLAZA LTD	618,281	17,058	772,173	2,923		17,059	775,096	792,155	328,836	Sep-89	Aug-89	5-27.5 yrs.
OAK CREST MANOR II	901,999	77,500	1,049,551	55,202	a	77,500	1,104,753	1,182,253	320,600	May-89	May-89	40 yrs.

Boston Capital Tax Credit Fund II Limited Partnership - Series 3 Schedule III - Real Estate and Accumulated Depreciation March 31, 2001
COL A.	COL B.	COL C	.	COL D				COL E.		COL F.	COL G.	COL H.
		Initial cost to company		Cost capitalized subsequent to acquisition		Gross amount at which carried at close of period
Description	Encum-brances	Land	Buildings and improvements	Improvements		Land	Buildings and improvements	Total	Accumulated depreciation	Date of construction	Date acquired	Life on which depreciation is computed
ORANGEWOOD VILLAS	1,465,252	98,000	1,821,138	15,658		98,000	1,836,796	1,934,796	779,276	Sep-89	Jun-89	7-27.5 yrs.
PAIGE HALL	2,253,150	633,666	2,544,140	706,485		0	3,250,625	3,250,625	1,161,470	Apr-89	Mar-89	7-27.5 yrs.
PEDCOR INVESTMENTS	5,452,750	200,000	7,448,711	500,646		200,000	7,949,357	8,149,357	2,543,673	May-89	Feb-89	5-27.5 yrs.
QUEENS COURT APTS.	968,862	92,200	2,185,579	84,774		92,200	2,270,353	2,362,553	986,444	Jan-89	Feb-89	5-27.5 yrs.
RAINBOW APARTMENTS	1,865,959	181,767	2,215,940	52,590		141,767	2,268,530	2,410,297	1,039,255	Jan-89	Jun-89	5-27.5 yrs.
RIPON APARTMENTS	845,311	29,040	1,016,757	16,425		29,040	1,033,182	1,062,222	489,150	Jul-89	Mar-89	5-27.5 yrs.
SOUTHPORT, LTD	956,354	52,800	1,176,478	46,057	a	52,800	1,222,535	1,275,335	548,855	Feb-89	Apr-89	5-27.5 yrs.
SUN VILLAGE APTS.	1,040,437	55,973	1,313,338	11,361		55,973	1,324,699	1,380,672	451,383	May-88	Apr-89	5-27.5 yrs.
TAYLOR TERRACE APTS.	1,046,358	70,994	1,277,601	122,773		70,994	1,400,374	1,471,368	724,842	Nov-88	Apr-89	5-27.5 yrs.
TRINIDAD APARTMENTS	913,155	70,000	1,105,890	46,004		91,599	1,151,894	1,243,493	526,066	Jun-89	Jun-89	27.5 yrs.
VASSAR APARTMENTS	912,964	60,823	1,159,060	8,166		60,823	1,167,226	1,228,049	555,045	Nov-89	Mar-89	5-27.5 yrs.
VIDALIA L.P.	1,473,491	75,000	1,887,347	11,101	a	75,000	1,898,448	1,973,448	834,309	May-89	Apr-89	7-27.5 yrs.
WILLOW STREET ASSOC.	1,466,497	116,380	1,798,301	9,959		116,380	1,808,260	1,924,640	899,872	Dec-88	Feb-89	15-27.5 yrs.
	54,525,287	4,606,632	78,841,599	(992,174)		3,788,603	77,849,425	81,638,028	32,903,173

Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31, 2000.

a - Decrease due to the reallocation of acquisition costs

b - Property was disposed of during f/y ending March 31, 1999.

There we no carrying costs as of December 31, 2000. The Column has been omitted for presentation purposes.

Notes to Schedule III
Boston Capital Tax Credit Fund Limited Partnership - Series 3

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period - 4/1/92		$83,692,934
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	52,507
Other	0
		$52,507
Deductions during period:
Cost of real estate sold	$0
Other*	0
		$0
Balance at close of period - 3/31/93		$83,745,441
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	46,581
Other	0
		$46,581
Deductions during period:
Cost of real estate sold	$0
Other	0
		$0
Balance at close of period - 3/31/94		$83,792,022
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	4,295,176
Other	0
		$4,295,176
Deductions during period:
Cost of real estate sold	0
Other	0
		$0
Balance at close of period - 3/31/95		$88,087,198

Notes to Schedule III
Boston Capital Tax Credit Fund Limited Partnership - Series 3 (continued)

Balance at close of period - 3/31/95		$88,087,198
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	168,411
Other	0
		$168,411
Deductions during period:
Cost of real estate sold	$0
Other	0
		0
Balance at close of period - 3/31/96		$88,255,609
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	7,950,557
Other	0
		$7,950,557
Deductions during period:
Cost of real estate sold	$0
Other	(7,824,069)
		(7,824,069)
Balance at close of period - 3/31/97		$88,382,097
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	(1,377,159)
Other	0
		$(1,377,159)
Deductions during period:
Cost of real estate sold	$0
Other	(3,844,767)
		(3,844,767)
Balance at close of period - 3/31/98		$83,160,171

Notes to Schedule III
Boston Capital Tax Credit Fund II Limited Partnership - Series 3 (continued)

Balance at close of period - 3/31/98		$83,160,171
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	(3,829,441)
Other	0
		$(3,829,441)
Deductions during period:
Cost of real estate sold	$0
Other	1,588,310
		1,588,310
Balance at close of period - 3/31/99		$80,919,040
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	4,734,899
Other	0
		$4,734,899
Deductions during period:
Cost of real estate sold	$0
Other	(4,318,070)
		(4,318,070)
Balance at close of period - 3/31/00		$81,335,869
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	302,159
Other	0
		$302,159
Deductions during period:
Cost of real estate sold	$0
Other	0
		0
Balance at close of period - 3/31/01		$81,638,028

Notes to Schedule III
Boston Capital Tax Credit Fund Limited Partnership - Series 3 (continued)

Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period - 4/1/92		$7,778,563
Current year expense	$2,897,006
Balance at close of period - 3/31/93		$10,675,569
Current year expense	$2,848,313
Balance at close of period - 3/31/94		$13,523,882
Current year expense	$2,914,588
Balance at close of period - 3/31/95		$16,438,470
Current year expense	$2,967,670
Balance at close of period - 3/31/96		$19,406,140
Current year expense	$2,896,912
Balance at close of period - 3/31/97		$22,303,052
Current year expense	$(88,832)
Balance at close of period - 3/31/98		$22,214,220
Current year expense	$5,783,312
Balance at close of period - 3/31/99		$27,997,532
Current year expense	$2,732,680
Balance at close of period - 3/31/00		$30,730,212
Current year expense	$2,172,961
Balance at close of period - 3/31/01		$32,903,173

Boston Capital Tax Credit Fund Limited Partnership - Series 4 Schedule III - Real Estate and Accumulated Depreciation March 31, 2001
COL A.	COL B.	COL C	.	COL D			COL E.		COL F.	COL G.	COL H.
		Initial cost to company		Cost capitalized subsequent to acquisition	Gross amount at which carried at close of period
Description	Encum-brances	Land	Buildings and improvements	Improvements	Land	Buildings and improvements	Total	Accumulated depreciation	Date of construction	Date acquired	Life on which depreciation is computed
ARMORY SQUARE LIMITED	2,072,693	59,900	3,890,990	84,014	59,900	3,975,004	4,034,904	1,190,003	Sep-89	Jul-89	5-27.5 yrs.
AUBURN TRACE LTD	9,749,058	730,000	5,564,052	9,272,611	730,000	14,836,663	15,566,663	6,621,999	Jan-90	Jun-89	5-27.5 yrs.
AULT APARTMENTS	485,100	12,058	570,737	104,850	17,593	675,587	693,180	301,450	Jul-89	Jun-89	7-27.5 yrs.
BOWDITCH SCHOOL LODGING	1,604,674	65,961	4,872,047	42,182	65,961	4,914,229	4,980,190	1,686,891	Dec-89	Aug-89	7-34 yrs.
BURLWOOD APARTMENTS	367,946	20,000	267,333	160,281	20,000	427,614	447,614	147,362	Aug-89	Jun-89	7-27.5 yrs.
CAMBRIA COMMONS	1,034,192	5,808	1,489,672	15,037	5,808	1,504,709	1,510,517	651,610	Jul-89	Sep-89	5-27.5 yrs.
CENTRAL PARKWAY TOWERS	2,800,000	0	9,276,692	(4,252,736)	0	5,023,956	5,023,956	3,889,410	Dec-89	Sep-89	5-27.5 yrs.
CLEAR VIEW APARTMENTS	750,138	45,000	928,226	12,087	45,000	940,313	985,313	418,036	Nov-89	Oct-89	7-27.5 yrs.
FULLER TOWNHOMES	483,132	33,600	642,804	17,980	33,600	660,784	694,384	307,399	Jan-88	Apr-89	7-27.5 yrs.
GREENWOOD TERRACE LTD	1,070,897	80,439	1,352,865	6,463	80,439	1,359,328	1,439,767	589,553	Sep-89	Jul-89	7-27.5 yrs.
HAVEN PARK II	483,149	225,000	1,038,703	7,450	225,000	1,046,153	1,271,153	435,756	Jun-89	Jul-89	7-40 yrs.
LANDMARK LIMITED PARTNERSHIP	1,681,237	425,800	3,843,617	93,943	425,800	3,937,560	4,363,360	1,361,083	May-89	Aug-89	5-27.5 yrs.
MEADOWCREST APARTMENTS	2,855,916	286,065	867,009	4,198,879	286,065	5,065,888	5,351,953	2,146,205	Oct-90	Sep-89	5-27.5 yrs.
MILLIKEN APARTMENTS	853,353	40,000	860,882	155,037	62,753	1,015,919	1,078,672	451,715	Aug-89	Sep-89	7-27.5 yrs.
MONTANA AVE. APARTMENTS	639,003	92,179	1,007,036	48,760	93,846	1,055,796	1,149,642	448,675	Nov-89	Aug-89	5-27.5 yrs.
MONTICELLO LTD	1,096,701	48,000	1,436,974	4,751	48,000	1,441,725	1,489,725	611,041	Dec-89	Jul-89	7-27.5 yrs.
NEW GRAND HOTEL	2,795,886	308,000	6,150,420	1,217,628	308,000	7,368,048	7,676,048	3,040,057	Mar-90	May-89	7-27.5 yrs.
PEDCOR INVESTMENTS 1988-VI	5,337,022	454,472	7,748,826	1,214,475	454,472	8,963,301	9,417,773	2,500,656	Dec-89	Jul-89	5-27.5 yrs.

Boston Capital Tax Credit Fund II Limited Partnership - Series 4 Schedule III - Real Estate and Accumulated Depreciation March 31, 2001
COL A.	COL B.	COL C	.	COL D				COL E.		COL F.	COL G.	COL H.
		Initial cost to company		Cost capitalized subsequent to acquisition		Gross amount at which carried at close of period
Description	Encum-brances	Land	Buildings and improvements	Improvements		Land	Buildings and improvements	Total	Accumulated depreciation	Date of construction	Date acquired	Life on which depreciation is computed
ROSENBURG HOTEL	1,780,013	452,000	4,946,965	(2,747,782)	b	415,000	2,199,183	2,614,183	257,127	Jan-92	Nov-89	7-40 yrs.
SHOCKOE HILL II APTS.	1,845,899	0	3,152,879	31,149	a	0	3,184,028	3,184,028	945,044	Sep-89	Aug-89	5-27.5 yrs.
SUNNYVIEW APARTMENTS	2,200,000	135,000	1,806,927	2,065,821		315,000	3,872,748	4,187,748	860,067	Sep-89	Sep-89	5-50 yrs.
TOPEKA PARK PHASE II	347,679	36,874	759,705	19,524		36,874	779,229	816,103	359,733	Dec-88	Jul-89	7-27.5 yrs.
UNITY PARK APTS.	0	99,000	9,828,746	(9,828,746)		0	0	0	0	Dec-90	Apr-89	27.5 yrs.
VAN DYCK ESTATES XVI	626,941	80,000	1,134,679	87,787		80,000	1,222,466	1,302,466	429,244	Nov-89	Feb-90	7-40 yrs.
WICHITA WEST HOUSING	1,943,868	181,874	3,876,750	122,848	a	181,874	3,999,598	4,181,472	1,703,906	Sep-89	Aug-89	7-27.5 yrs.
	44,904,497	3,917,030	77,315,536	2,154,293		3,990,985	79,469,829	83,460,814	31,354,022

Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31, 2000.

a - Decrease due to the reallocation of acquisition costs

b - Property was disposed of during f/y ending March 31, 1999.

There we no carrying costs as of December 31, 2000. The Column has been omitted for presentation purposes.

Notes to Schedule III
Boston Capital Tax Credit Fund Limited Partnership - Series 4

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period - 4/1/92		$103,193,346
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	1,703,785
Other	0
		$1,703,785
Deductions during period:
Cost of real estate sold	$0
Other*	(16,119)
		$(16,119)
Balance at close of period - 3/31/93		$104,881,012
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	2,453,119
Other	0
		$2,453,119
Deductions during period:
Cost of real estate sold	$0
Other	0
		$0
Balance at close of period - 3/31/94		$107,334,131
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	83,082
Other	0
		$83,082
Deductions during period:
Cost of real estate sold	0
Other	0
		$0
Balance at close of period - 3/31/95		$107,417,213

Notes to Schedule III
Boston Capital Tax Credit Fund Limited Partnership - Series 4 (continued)

Balance at close of period - 3/31/95		$107,417,213
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	542,548
Other	0
		$542,548
Deductions during period:
Cost of real estate sold	$0
Other	0
		0
Balance at close of period - 3/31/96		$107,959,761
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	220,246
Other	0
		$220,246
Deductions during period:
Cost of real estate sold	$0
Other	(10,169,834)
		(10,169,834)
Balance at close of period - 3/31/97		$98,010,173
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	496,394
Other	0
		$496,394
Deductions during period:
Cost of real estate sold	$0
Other	0
		0
Balance at close of period - 3/31/98		$98,506,567

Notes to Schedule III
Boston Capital Tax Credit Fund II Limited Partnership - Series 4 (continued)

Balance at close of period - 3/31/98		$98,506,567
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	(11,446,675)
Other	0
		$(11,446,675)
Deductions during period:
Cost of real estate sold	$0
Other	0
		0
Balance at close of period - 3/31/99		$87,059,892
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	447,562
Other	0
		$447,562
Deductions during period:
Cost of real estate sold	$0
Other	0
		0
Balance at close of period - 3/31/00		$87,507,454
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	263,178
Other	0
		$263,178
Deductions during period:
Cost of real estate sold	$0
Other	(4,309,818)
		(4,309,818)
Balance at close of period - 3/31/01		$83,460,814

Notes to Schedule III
Boston Capital Tax Credit Fund Limited Partnership - Series 4 (continued)

Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period - 4/1/92		$6,809,399
Current year expense	$3,546,208
Balance at close of period - 3/31/93		$10,355,607
Current year expense	$3,739,080
Balance at close of period - 3/31/94		$14,094,687
Current year expense	$3,783,175
Balance at close of period - 3/31/95		$17,877,862
Current year expense	$3,670,792
Balance at close of period - 3/31/96		$21,548,654
Current year expense	$1,951,906
Balance at close of period - 3/31/97		$23,500,560
Current year expense	$3,280,453
Balance at close of period - 3/31/98		$26,781,013
Current year expense	$3,394,201
Balance at close of period - 3/31/99		$30,175,214
Current year expense	$2,857,224
Balance at close of period - 3/31/00		$33,032,438
Current year expense	$(1,678,416)
Balance at close of period - 3/31/01		$31,354,022

Boston Capital Tax Credit Fund Limited Partnership - Series 5

Schedule III - Real Estate and Accumulated Depreciation

March 31, 2001

COL A.	COL B.	COL C.		COL D.		COL E.		COL F.	COL G.	COL H.	COL I.

		Initial cost to company		Cost capitalized subsequent to acquisition		Gross amount at which carried at close of period
Description	Encum-brances	Land	Buildings and improvements	Improvements	Land	Buildings and improvements	Total	Accumulated depreciation	Date of construction	Date acquired	Life on which depreciation is computed
ANNADALE	8,480,788	794,249	3,448,985	8,782,665	226,000	12,231,650	12,457,650	2,385,748	6/90	10/90	5-50 yrs
CALEXICO	1,557,831	189,545	2,140,711	4,211	189,545	2,144,922	2,334,467	461,882	4/90	2/90	5-50 yrs.
GLENHAVEN PARK	640,879	225,000	991,586	(222,373)	195,000	769,213	964,213	229,311	6/89	6/89	40 yrs.
POINT ARENA	1,194,280	79,160	1,715,209	81,167	79,160	1,796,376	1,875,536	390,585	2/90	2/90	5-50 yrs.
TKO INVESTMENT PROPS. V	955,081	192,656	2,991,964	23,665	190,691	3,015,629	3,206,320	1,125,680	9/89	10/89	5-30 yrs.
	12,828,859	1,480,610	11,288,455	8,669,335	880,396	19,957,790	20,838,186	4,593,206

Since the Operating Partnerships maintain a calendar year end the information reported on this schedule is as of December 31, 2000.

a - Decrease due to impairment in year ended December 31, 1997.

b - Property deemed to have no value as of March 31, 1999.

**There were no carrying costs as of December 31, 2000. The column has been omitted for presentation purposes.

Notes to Schedule III
Boston Capital Tax Credit Fund Limited Partnership - Series 5

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period - 4/1/92		$20,288,851
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	4,975
Other	0
		$4,975
Deductions during period:
Cost of real estate sold	$0
Other*	(943,687)
		$(943,687)
Balance at close of period - 3/31/93		$19,350,139
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	139,600
Other	0
		$139,600
Deductions during period:
Cost of real estate sold	$0
Other*	0
		$0
Balance at close of period - 3/31/94		$19,489,739
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	12,561
Other	0
		$12,561
Deductions during period:
Cost of real estate sold	$0
Other	0
		$0
Balance at close of period - 3/31/95		$19,502,300

Notes to Schedule III
Boston Capital Tax Credit Fund Limited Partnership - Series 5 (continued)
Balance at close of period - 3/31/95		$19,502,300
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	1,315,415
Other	0
		$1,315,415
Deductions during period:
Cost of real estate sold	$0
Other	0
		$0
Balance at close of period - 3/31/96		$20,817,715
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	33,132
Other	0
		$33,132
Deductions during period:
Cost of real estate sold	$0
Other *	0
		$0
Balance at close of period - 3/31/97		$20,850,847
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	4,950
Other	0
		$4,950
Deductions during period:
Cost of real estate sold	$0
Other	0
		$0
Balance at close of period - 3/31/98		$20,855,797

Notes to Schedule III
Boston Capital Tax Credit Fund Limited Partnership - Series 5 (continued)

Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period - 4/1/92		$724,098
Current year expense	$400,685
Balance at close of period - 3/31/93		$1,124,783
Current year expense	$406,272
Balance at close of period - 3/31/94		$1,531,055
Current year expense	$403,858
Balance at close of period - 3/31/95		$1,934,913
Current year expense	$434,339
Balance at close of period - 3/31/96		$2,369,252
Current year expense	$449,720
Balance at close of period - 3/31/97		$2,818,972
Current year expense	$462,407
Balance at close of period - 3/31/98		$3,281,379
Current year expense	$420,998
Balance at close of period - 3/31/99		$3,702,377
Current year expense	$441,046
Balance at close of period - 3/31/00		$4,143,423
Current year expense	$449,783
Balance at close of period - 3/31/01		$4,593,206

Boston Capital Tax Credit Fund Limited Partnership - Series 6

Schedule III - Real Estate and Accumulated Depreciation

March 31, 2001

COL A.	COL B.	COL C.		COL D.		COL E.		COL F.	COL G.	COL H.	COL I.

		Initial cost to company		Cost capitalized subsequent to acquisition		Gross amount at which carried at close of period
Description	Encum-brances	Land	Buildings and improvements	Improvements	Land	Buildings and improvements	Total	Accumulated depreciation	Date of construction	Date acquired	Life on which depreciation is computed
AUBURN TRACE	9,749,058	730,000	5,564,052	9,272,611	730,000	14,836,663	15,566,663	6,621,999	Jan-90	Jun-89	5-27.5 yrs.
BRIARWOOD ESTATES	564,994	45,000	694,093	8,803	45,000	702,896	747,896	334,812	Sep-88	Sep-89	5-27.5 yrs.
COLUMBIA PARK APTS.	3,277,553	189,631	7,194,885	735,665	189,631	7,930,550	8,120,181	2,768,792	Feb-90	Nov-89	5-27.5 yrs.
ELDON ESTATES	549,021	28,000	709,320	24,291	28,000	733,611	761,611	350,309	Jul-88	Sep-89	5-27.5 yrs.
GREEN PINES APTS.	1,419,682	106,484	1,750,831	59,257	106,484	1,810,088	1,916,572	553,575	Nov-89	Oct-89	5-27.5 yrs.
HACIENDA VILLA APTS.	3,780,297	233,165	4,135,079	3,377,947	233,165	7,513,026	7,746,191	2,093,024	Jan-90	Dec-89	40 yrs.
HILLANDALE COMMONS	3,043,339	601,653	4,198,973	2,692,613	601,653	6,891,586	7,493,239	2,546,750	Jan-90	Nov-89	5-27.5 yrs.
HOLLAND WEST APTS.	1,923,668	175,000	2,301,607	905,629	175,000	3,207,236	3,382,236	1,171,345	Feb-90	Dec-89	5-27.5 yrs.
KEARNEY PROPERTIES II	360,102	34,000	460,385	3,721	34,000	464,106	498,106	228,660	Mar-88	Sep-89	5-27.5 yrs.
PLEASANT HILL PROPERTIES	556,676	25,000	703,690	19,675	25,000	723,365	748,365	331,584	May-88	Sep-89	5-27.5 yrs.
ROSENBERG HOTEL	1,780,013	452,000	4,948,372	(2,749,189)	415,000	2,199,183	2,614,183	257,127	Dec-88	Sep-89	5-27.5 yrs.
SHERBURNE SR. HOUSING	1,299,948	43,000	1,786,132	136,574	43,000	1,922,706	1,965,706	721,982	Jan-92	Nov-89	5-27.5 yrs.
SOCORRO PROPERTIES	1,240,059	85,000	1,652,129	94,564	85,000	1,746,693	1,831,693	820,457	Oct-89	Nov-89	27.5 yrs.
WARRENSBURG PROPERTIES	565,465	30,000	743,401	38,997	30,000	782,398	812,398	386,754	Feb-88	Sep-89	5-27.5 yrs.
WOODCLIFF APARTMENTS	751,888	26,795	919,806	15,401	26,795	935,207	962,002	441,455	Nov-89	Oct-89	5-27.5 yrs.

	30,861,763	2,804,728	37,762,755	14,636,559	2,767,728	52,399,314	55,167,042	19,628,625

Since the Operating Partnerships maintain a calendar year end the information reported on this schedule is as of December 31, 2000.

a - Decrease due to impairment in year ended December 31, 1997.

b - Property deemed to have no value as of March 31, 1999.

**There were no carrying costs as of December 31, 2000. The column has been omitted for presentation purposes.

Notes to Schedule III
Boston Capital Tax Credit Fund Limited Partnership - Series 6

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period - 4/1/92		$59,489,199
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	3,679,360
Other	0
		$3,679,360
Deductions during period:
Cost of real estate sold	$0
Other*	0
		$0
Balance at close of period - 3/31/93		$63,168,559
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	447,307
Other	0
		$447,307
Deductions during period:
Cost of real estate sold	$0
Other*	0
		$0
Balance at close of period - 3/31/94		$63,615,866
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	147,102
Other	0
		$147,102
Deductions during period:
Cost of real estate sold	$0
Other	(261,992)
		$(261,992)
Balance at close of period - 3/31/95		$63,500,976

Notes to Schedule III
Boston Capital Tax Credit Fund Limited Partnership - Series 6 (continued)

Balance at close of period - 3/31/95		$63,500,976
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	213,479
Other	0
		$213,479
Deductions during period:
Cost of real estate sold	$0
Other	0
		$0
Balance at close of period - 3/31/96		$63,714,455
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	149,680
Other	0
		$149,680
Deductions during period:
Cost of real estate sold	$0
Other *	(10,169,864)
		$(10,169,864)
Balance at close of period - 3/31/97		$53,694,271
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	213,929
Other	0
		$213,929
Deductions during period:
Cost of real estate sold	$0
Other	0
		$0
Balance at close of period - 3/31/98		$53,908,200

Notes to Schedule III
Boston Capital Tax Credit Fund Limited Partnership - Series 6 (continued)

Balance at close of period - 3/31/98		$53,908,200
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	127,127
Other	0
		$127,127
Deductions during period:
Cost of real estate sold	$0
Other **	0
		$0
Balance at close of period - 3/31/99		$54,035,327

Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	100,710
Other	0
		$100,710
Deductions during period:
Cost of real estate sold	$0
Other **	0
		$0
Balance at close of period - 3/31/00		$54,136,037

Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	1,031,005
Other	0
		$1,031,005
Deductions during period:
Cost of real estate sold	$0
Other **	0
		$0
Balance at close of period - 3/31/01		$55,167,042

Notes to Schedule III
Boston Capital Tax Credit Fund Limited Partnership - Series 6 (continued)

Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period - 4/1/92			$3,757,494
Current year expense	$2,096,245
Balance at close of period - 3/31/93			$5,853,739
Current year expense	$2,168,130	`
Balance at close of period - 3/31/94			$8,021,869
Current year expense	$2,112,071
Balance at close of period - 3/31/95			$10,133,940
Current year expense	$2,079,902
Balance at close of period - 3/31/96			$12,213,842
Current year expense	$419,476
Balance at close of period - 3/31/97			$12,633,318
Current year expense	$1,767,719
Balance at close of period - 3/31/98			$14,401,037
Current year expense	$1,700,035
Balance at close of period - 3/31/99			$16,101,072
Current year expense	$1,759,182
Balance at close of period - 3/31/00			$17,860,254
Current year expense	$1,768,371
Balance at close of period - 3/31/01			$19,628,625