Form 10-Q
period 2001-06-30
BOSTON CAPITAL TAX CREDIT FUND LTD PARTNERSHIP
filed 2001-08-15
CIK 835095

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended June 30, 2001

                                             or

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

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2001

TABLE OF CONTENTS

FOR THE QUARTER ENDED JUNE 30, 2001 *

Balance_Sheets *

Balance_Sheets_Series_1 5

Balance_Sheets_Series_2 6

Balance_Sheets_Series_3 7

Balance_Sheets_Series_4 8

Balance_Sheets_Series_5 9

Balance_Sheets_Series_6 10

Statements_of_Operations 11

Three Months Ended JUNE 30,

Statements_of_Operations_Series_1 *

Statements_of_Operations_Series_2 *

Statements_of_Operations_Series_3 *

Statements_of_Operations_Series_4 15

Statements_of_Operations_Series_5 16

Statements_of_Operations_Series_6 17

STATEMENTS OF CHANGES IN PARTNERS CAPITAL 18

Partners_Capital_Series_1 19

Partners_Capital_Series_2 19

Partners_Capital_Series_3 20

Partners_Capital_Series_4 20

Partners_Capital_Series_5 21

Partners_Capital_Series_6 21

Statements_of_Cash_Flows 22

Three Months Ended JUNE 30, 22

Cash_Flows_Series_1 *

Cash_Flows_Series_2 24

Cash_Flows_Series_3 25

Cash_Flows_Series_4 26

Cash_Flows_Series_5 27

Cash_Flows_Series_6 28

Notes_to_Financial_Statements *

Note_A_Organization 29

Note_B_Accounting *

Cost 30

Note_C_Related_Party_Transactions 32

Note_D_Investments 32

Combined_Statements_of_Operations 33

Combined_Statements_Series_1 33

Combined_Statements_Series_2 34

Combined_Statements_Series_3 35

Combined_Statements_Series_4 36

Combined_Statements_Series_5 37

Combined_Statements_Series_6 38

Note_E_Taxable_Loss 39

Liquidity 40

Capital_Resources 40

Results_of_Operations 41

Part_II_Other_Information 46

Signatures 47

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

	June 30, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 8,884,071	$ 9,128,027

OTHER ASSETS
Cash and cash equivalents	192,194	194,875
Other assets	1,120,471	1,105,471

	$ 10,196,736	$ 10,428,373

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	9,345,320	9,091,047

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 9,800,600 issued and outstanding	1,692,813	2,173,864
General Partner	(841,397)	(836,538)
	851,416	1,337,326
	$ 10,196,736	$ 10,428,373

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 1

	June 30, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	5,867	6,094
Other assets	68,113	68,113

	$ 73,980	$ 74,207

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	1,933,764	1,888,400

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 1,299,900 issued and outstanding	(1,727,962)	(1,682,827)
General Partner	(131,822)	(131,366)
	(1,859,784)	(1,814,193)
	$ 73,980	$ 74,207

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 2

	June 30, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 312,982	$ 325,798

OTHER ASSETS
Cash and cash equivalents	8,679	5,977
Other assets	569,584	569,584

	$ 891,245	$ 901,359

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	661,123	643,921

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 830,300 issued and outstanding	297,163	324,206
General Partner	(67,041)	(66,768)
	230,122	257,438
	$ 891,245	$ 901,359

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 3

	June 30, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 160,560	$ 206,629

OTHER ASSETS
Cash and cash equivalents	4,947	5,293
Other assets	82,540	70,240

	$ 248,047	$ 282,162

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	2,594,316	2,513,823

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 2,882,200 issued and outstanding	(2,070,893)	(1,957,431)
General Partner	(275,376)	(274,230)
	(2,346,269)	(2,231,661)
	$ 248,047	$ 282,162

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 4

	June 30, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 4,430,357	$ 4,593,447

OTHER ASSETS
Cash and cash equivalents	23,177	27,998
Other assets	250,335	247,635

	$ 4,703,869	$ 4,869,080

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	2,447,633	2,382,066

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 2,995,300 issued and outstanding	2,493,778	2,722,248
General Partner	(237,542)	(235,234)
	2,256,236	2,487,014
	$ 4,703,869	$ 4,869,080

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 5

	June 30, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 396,153	$ 405,558

OTHER ASSETS
Cash and cash equivalents	100,205	96,768
Other assets	149,899	149,899

	$ 646,257	$ 652,225

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	233,337	223,908

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 489,900 issued and outstanding	450,542	465,785
General Partner	(37,622)	(37,468)
	412,920	428,317
	$ 646,257	$ 652,225

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 6

	June 30, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 3,584,019	$ 3,596,595

OTHER ASSETS
Cash and cash equivalents	49,319	52,745
Other assets	-	-

	$ 3,633,338	$ 3,649,340

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	1,475,147	1,438,929

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 1,303,000 issued and outstanding	2,250,185	2,301,883
General Partner	(91,994)	(91,472)
	2,158,191	2,210,411
	$ 3,633,338	$ 3,649,340

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

	2001	2000

Income
Interest income	$ 981	$ 851
Miscellaneous income	503	-
	1,484	851

Share of loss from Operating Partnerships(Note D)	(243,938)	(335,644)

Expenses
Professional fees	18,339	23,130
Partnership management fees (Note C)	214,513	206,637
General and administrative fees	10,604	21,914
	243,456	251,681

NET LOSS	$ (485,910)	$ (586,474)

Net loss allocated to assignees	$ (481,051)	$ (580,610)

Net loss allocated to general partner	$ (4,859)	$ (5,864)

Net loss per BAC	$ (.25)	$ (.30)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 1

	2001	2000

Income
Interest income	$ 29	$ 77
Miscellaneous income	-	-
	29	77

Share of loss from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	3,345	4,490
Partnership management fees (Note C)	40,818	40,543
General and administrative fees	1,457	2,987
	45,620	48,020

NET LOSS	$ (45,591)	$ (47,943)

Net loss allocated to assignees	$ (45,135)	$ (47,464)

Net loss allocated to general partner	$ (456)	$ (479)

Net loss per BAC	$ (.04)	$ (.04)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 2

	2001	2000

Income
Interest income	$ 31	$ 23
Miscellaneous income	2	-
	33	23

Share of loss from Operating Partnerships(Note D)	(12,817)	(42,809)

Expenses
Professional fees	1,857	2,505
Partnership management fees	11,441	11,938
General and administrative fees	1,234	2,722
	14,532	17,165

NET LOSS	$ (27,316)	$ (59,951)

Net loss allocated to assignees	$ (27,043)	$ (59,351)

Net loss allocated to general partner	$ (273)	$ (600)

Net loss per BAC	$ (.03)	$ (.06)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 3

	2001	2000

Income
Interest income	$ 31	$ 48
Miscellaneous income	500	-
	531	48

Share of loss from Operating Partnerships(Note D)	(46,050)	(111,970)

Expenses
Professional fees	4,950	6,630
Partnership management fees (Note C)	61,147	55,497
General and administrative expenses	2,992	6,289
	69,089	68,416

NET LOSS	$ (114,608)	$ (180,338)

Net loss allocated to assignees	$ (113,462)	$ (178,535)

Net loss allocated to general partner	$ (1,146)	$ (1,803)

Net loss per BAC	$ (.04)	$ (.06)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 4

	2001	2000

Income
Interest income	$ 139	$ 26
Miscellaneous income	-	-
	139	26

Share of loss from Operating Partnerships(Note D)	(163,090)	(198,560)

Expenses
Professional feess	3,960	5,310
Partnership management fees (Note C)	61,094	62,721
General and administrative fees	2,773	5,873
	67,827	73,904

NET LOSS	$ (230,778)	$ (272,438)

Net loss allocated to assignees	$ (228,470)	$ (269,714)

Net loss allocated to general partner	$ (2,308)	$ (2,724)

Net loss per BAC	$ (.08)	$ (.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 5

	2001	2000

Income
Interest income	$ 489	$ 550
Miscellaneous income	1	-
	490	550

Share of loss from Operating Partnerships(Note D)	(9,405)	(28,686)

Expenses
Professional fees	1,500	530
Partnership management fees (Note C)	3,944	9,369
General and administrative fees	1,038	1,481
	6,482	11,380

NET LOSS	$ (15,397)	$ (39,516)

Net loss allocated to assignees	$ (15,243)	$ (39,121)

Net loss allocated to general partner	$ (154)	$ (395)

Net loss per BAC	$ (.03)	$ (.05)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 6

	2001	2000

Income
Interest income	$ 262	$ 127
Miscellaneous income	-	-
	262	127

Share of income (loss) from Operating Partnerships(Note D)	(12,576)	46,381

Expenses
Professional fees	2,727	3,665
Partnership management fees (Note C)	36,069	26,569
General and administrative expenses	1,110	2,562
	39,906	32,796

NET LOSS	$ (52,220)	$ 13,712

Net loss allocated to assignees	$ (51,698)	$ 13,575

Net loss allocated to general partner	$ (522)	$ 137

Net loss per BAC	$ (.04)	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three Months Ended June 30, 2001
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2001	$ 2,173,864	$ (836,538)	$ 1,337,326

Net loss	(481,051)	(4,859)	(485,910)

Partners' capital (deficit), June 30, 2001	$ 1,692,813	$ (841,397)	$ 851,416

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three Months Ended June 30, 2001
(Unaudited)

	Assignees	General Partner	Total
Series 1
Partners' capital (deficit) April 1, 2001	$(1,682,827)	$ (131,366)	$(1,814,193)

Net loss	(45,135)	(456)	(45,591)

Partners' capital (deficit) June 30, 2001	$(1,727,962)	$ (131,822)	$(1,859,784)

Series 2
Partners' capital (deficit) April 1, 2001	$ 324,206	$ (66,768)	$ 257,438

Net income (loss)	(27,043)	(273)	(27,316)

Partners' capital (deficit) June 30, 2001	$ 297,163	$ (67,041)	$ 230,122

The accompanying notes are an integral part of these statements.

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three Months Ended June 30, 2001
(Unaudited)

	Assignees	General Partner	Total
Series 3
Partners' capital (deficit) April 1, 2001	$(1,957,431)	$ (274,230)	$(2,231,661)

Net income (loss)	(113,462)	(1,146)	(114,608)

Partners' capital (deficit) June 30, 2001	$(2,070,893)	$ (275,376)	$(2,346,269)

Series 4
Partners' capital (deficit) April 1, 2001	$ 2,722,248	$ (235,234)	$ 2,487,014

Net loss	(228,470)	(2,308)	(230,778)

Partners' capital (deficit), June 30, 2001	$ 2,493,778	$ (237,542)	$ 2,256,236

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three Months Ended June 30, 2001
(Unaudited)

	Assignees	General Partner	Total
Series 5
Partners' capital (deficit) April 1, 2001	$ 465,785	$ (37,468)	$ 428,317

Net loss	(15,243)	(154)	(15,397)

Partners' capital (deficit), June 30, 2001	$ 450,542	$ (37,622)	$ 412,920

Series 6
Partners' capital (deficit) April 1, 2001	$ 2,301,883	$ (91,472)	$ 2,210,411

Net loss	(51,698)	(522)	(52,220)

Partners' capital (deficit), June 30, 2001	$ 2,250,185	$ (91,994)	$ 2,158,191

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

	2001	2000
Cash Flows from operating activities:

Net Loss	$ (485,910)	$(586,474)
Adjustments
Distributions from Operating Partnerships	18	12,405
Amortization	-	-
Share of Loss from Operating Partnerships	243,938	335,644
Changes in assets and liabilities
Increase (Decrease) in accounts payable	254,273	261,306
Decrease (Increase) in other assets	(15,000)	(15,001)

Net cash (used in) provided by operating activities	(2,681)	7,880

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,681)	7,880

Cash and cash equivalents, beginning	194,875	149,652

Cash and cash equivalents, ending	$ 192,194	$ 157,532

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 1

	2001	2000
Cash Flows from operating activities:

Net Loss	$ (45,591)	$ (47,943)
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	-	-
Share of Loss from Operating Partnerships	-	-
Changes in assets and liabilities
Increase (Decrease) in accounts payable	45,364	45,717
Decrease (Increase) in other assets	-	-

Net cash (used in) provided by operating activities	(227)	(2,226)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(277)	(2,226)

Cash and cash equivalents, beginning	6,094	11,172

Cash and cash equivalents, ending	$ 5,867	$ 8,946

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 2

	2001	2000
Cash Flows from operating activities:

Net Loss	$ (27,316)	$ (59,951)
Adjustments
Distributions from Operating Partnerships	(1)	-
Amortization	-	-
Share of Loss from Operating Partnerships	12,817	42,809
Changes in assets and liabilities
Increase (Decrease) in accounts payable	17,202	17,677
Decrease (Increase) in other assets	-	-

Net cash (used in) provided by operating activities	2,702	535

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,702	535

Cash and cash equivalents, beginning	5,977	4,403

Cash and cash equivalents, ending	$ 8,679	$ 4,938

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 3

	2001	2000
Cash Flows from operating activities:

Net Loss	$ (114,608)	$ (180,338)
Adjustments
Distributions from Operating Partnerships	19	-
Amortization	-	-
Share of Loss from Operating Partnerships	46,050	111,970
Changes in assets and liabilities
Increase (Decrease) in accounts payable	80,493	77,528
Decrease (Increase) in other assets	(12,300)	(12,300)

Net cash (used in) provided by operating activities	(346)	(3,140)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(346)	(3,140)

Cash and cash equivalents, beginning	5,293	7,782

Cash and cash equivalents, ending	$ 4,947	$ 4,642

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 4

	2001	2000
Cash Flows from operating activities:

Net Loss	$ (230,778)	$ (272,438)
Adjustments
Distributions from Operating Partnerships	-	2
Amortization	-	-
Share of Loss from Operating Partnerships	163,090	198,560
Changes in assets and liabilities
Increase (Decrease) in accounts payable	65,567	74,384
Decrease (Increase) in other assets	(2,700)	(2,701)

Net cash (used in) provided by operating activities	(4,821)	(2,193)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,821)	(2,193)

Cash and cash equivalents, beginning	27,998	5,558

Cash and cash equivalents, ending	$ 23,177	$ 3,365

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 5

	2001	2000
Cash Flows from operating activities:

Net Loss	$ (15,397)	$ (39,516)
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	-	-
Share of Loss from Operating Partnerships	9,405	28,686
Changes in assets and liabilities
Increase (Decrease) in accounts payable	9,429	9,429
Decrease (Increase) in other assets	-	-

Net cash (used in) provided by operating activities	3,437	(1,401)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,437	(1,401)

Cash and cash equivalents, beginning	96,768	105,507

Cash and cash equivalents, ending	$ 100,205	$ 104,106

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 6

	2001	2000
Cash Flows from operating activities:

Net Loss	$ (52,220)	$ 13,712
Adjustments
Distributions from Operating Partnerships	-	12,403
Amortization	-	-
Share of Loss from Operating Partnerships	12,576	(46,381)
Changes in assets and liabilities
Increase (Decrease) in accounts payable	36,218	36,571
Decrease (Increase) in other assets	-	-

Net cash (used in) provided by operating activities	(3,426)	16,305

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,426)	16,305

Cash and cash equivalents, beginning	52,745	15,230

Cash and cash equivalents, ending	$ 49,319	$ 31,535

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS
June 30, 2001

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
June 30, 2001
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of June 30,
2001 and for the three months then ended have been prepared by the
Partnership, without audit, pursuant to the rules and regulations of the
Securities and Exchange Commission. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the
Partnership adjusts its investment cost for its share of each Operating
Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Partnership in acquiring the investments in
Operating Partnerships are capitalized to the investment account. The
Partnership's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's
Annual Report on Form 10-K.

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has entered into several transactions with various affiliates of the general partner, including Boston Capital Partners, Inc. and
Boston Capital Asset Management Limited Partnership.

General and administrative expenses incurred by Boston Capital
Partners, Inc. and its affiliates were charged to each series' operations for the quarters ended June 30, 2001 and 2000 as follows:

	2001	2000
Series 1	$ 149	$ 501
Series 2	367	841
Series 3	396	887
Series 4	446	965
Series 5	454	386
Series 6	149	501

	$1,961	$4,081

NOTE C - RELATED PARTY TRANSACTIONS (continued)

An annual partnership management fee based on .375 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. The
partnership management fee accrued for the quarters ended June 30, 2001 and 2000 are as follows:

	2001	2000
Series 1	$ 45,216	$ 45,216
Series 2	16,836	16,836
Series 3	67,497	67,497
Series 4	62,721	62,721
Series 5	9,429	9,429
Series 6	36,069	36,069

	$237,768	$237,768

Accounts payable - affiliates at June 30, 2001 and 2000 represents accrued general and administrative expenses, partnership management fees, and advances from an affiliate of the general partner, which are payable to
Boston Capital Partners, Inc., and Boston Capital Asset Management Limited
Partnership.

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
June 30, 2001

NOTE C - RELATED PARTY TRANSACTIONS (continued)

As of June 30, 2001, an affiliate of the general partner advanced a total of $665,129 to the Partnership to pay certain operating expenses of the
Partnership, and to make advances and/or loans to Operating Partnerships.
$15,000 of the total was advanced during the quarter ended June 30, 2001.
Below is a summary, by series, of the advances made to date.

2001
Series 1	$ 84,810
Series 2	65,500
Series 3	179,429
Series 4	335,390

$665,129

These advances are included in Accounts payable-affiliates. These advances, and any additional advances, will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships.

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At June 30, 2001 and 2000, the Partnership had limited partnership interests in one hundred and three Operating Partnerships which own operating apartment complexes as follows: eighteen in Series 1; eight in Series 2;
thirty-three in Series 3; twenty-four in Series 4; five in Series 5; and
fifteen in Series 6.

Under the terms of the Partnership's investment in each Operating
Partnership, the Partnership was required to make capital contributions to such Operating Partnerships. These contributions were payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. At June 30, 2001 and 2000, all capital contributions had been paid.

The Partnership's fiscal year ends March 31 of each year, while all the
Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period.
Accordingly, the current financial results available for the Operating
Partnerships are for the three months ended March 31, 2001.

The combined unaudited summarized statements of operations of the
Operating Partnerships for the three months ended March 31, 2001 and 2000 are as follows:

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS
June 30, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months ended March 31,
(Unaudited)

Series 1

	2001	2000

Revenues
Rental	$ 1,129,414	$ 1,351,377
Interest and other	45,118	44,400

	1,174,532	1,395,777

Expenses
Interest	218,302	348,587
Depreciation and amortization	496,904	529,536
Operating expenses	913,296	1,256,023
	1,628,502	2,134,146

NET LOSS	$ (453,970)	$ (738,369)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership	$ -	$ -

Net loss allocated to other Partners	$ (4,540)	$ (7,384)

Net loss suspended	$ (449,430)	$ (730,985)

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
June 30, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months ended March 31,
(Unaudited)

Series 2

	2001	2000

Revenues
Rental	$ 387,031	$ 354,983
Interest and other	18,017	16,513

	405,048	371,496

Expenses
Interest	78,781	71,145
Depreciation and amortization	107,189	103,220
Operating expenses	293,827	291,670
	479,797	466,035

NET LOSS	$ (74,749)	$ (94,539)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership	$ (12,817)	$ (42,809)

Net loss allocated to other Partners	$ (747)	$ (945)

Net loss suspended	$ (61,185)	$ (50,785)

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
June 30, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months ended March 31,
(Unaudited)

Series 3
	2001	2000

Revenues
Rental	$ 2,002,601	$ 1,822,878
Interest and other	80,348	107,640

	2,082,949	1,930,518

Expenses
Interest	599,467	569,298
Depreciation and amortization	611,123	642,085
Operating expenses	1,451,445	1,259,311
	2,662,035	2,470,694

NET LOSS	$ (579,086)	$ (540,176)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership	$ (46,050)	$ (111,970)

Net loss allocated to other partners	$ (5,791)	$ (5,402)

Net loss suspended	$ (527,245)	$ (422,804)

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
June 30, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months ended March 31,
(Unaudited)

Series 4

	2001	2000

Revenues
Rental	$ 1,649,796	$ 1,705,030
Interest and other	65,420	88,825

	1,715,216	1,793,855

Expenses
Interest	528,981	628,057
Depreciation and amortization	461,151	684,657
Operating expenses	1,113,757	1,139,160
	2,103,889	2,451,874

NET LOSS	$ (388,673)	$ (658,019)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership	$ (163,090)	$ (198,560)

Net loss allocated to other Partners	$ (3,887)	$ (6,580)

Net loss suspended	$ (221,696)	$ (452,879)

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
June 30, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months ended March 31,
(Unaudited)

Series 5
	2001	2000

Revenues
Rental	$ 185,652	$ 170,335
Interest and other	16,796	14,587

	202,448	184,922

Expenses
Interest	47,067	22,167
Depreciation and amortization	58,303	58,140
Operating expenses	141,215	156,043
	246,585	236,350

NET LOSS	$ (44,137)	$ (51,428)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership	$ (9,405)	$ (28,686)

Net loss allocated to other Partners	$ (441)	$ (514)

Net loss suspended	$ (34,291)	$ (22,228)

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
June 30, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months ended March 31,
(Unaudited)

Series 6
	2001	2000

Revenues
Rental	$ 1,130,648	$ 1,087,304
Interest and other	41,353	67,705

	1,172,001	1,155,009

Expenses
Interest	307,594	291,604
Depreciation and amortization	299,544	368,160
Operating expenses	674,846	602,430
	1,281,984	1,262,194

NET LOSS	$ (109,983)	$ (107,185)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership	$ (12,576)	$ 46,381

Net loss allocated to other Partners	$ (1,100)	$ (1,072)

Net loss suspended	$ (96,307)	$ (152,494)

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

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS - CONTINUED

June 30, 2001
(Unaudited)

NOTE E - TAXABLE LOSS

The Partnership's taxable loss for the year ended December 31, 2001 is expected to differ from its loss for financial reporting purposes for the year ended March 31, 2002. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods. No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners and assignees individually.

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

The Partnership is currently accruing the annual partnership management fee. Partnership management fees accrued during the quarter ended June 30,
2001 were $237,768 and total partnership management fees accrued as of
June 30, 2001 were $8,589,022. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Partnership receives sales or refinancing proceeds from Operating Partnerships, which will be used to satisfy such liabilities.

The Partnership has recorded $756,297 as payable to affiliates. This represents advances to pay certain third party operating expenses of the
Partnership, advances and/or loans to Operating Partnerships, and accrued overhead allocations. The breakout between series is: $95,014 in series 1, $86,469 in series 2, $209,516 in series 3, $356,933 in series 4, none in series 5, and $8,341 in series 6. These and any future advances or accruals will be paid, without interest, from available cash flow, reporting fees, or proceeds of sales or refinancing of the Partnership's interest in
Operating Partnerships.

Capital Resources

The Partnership offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on August 29, 1988. The Partnership
received and accepted subscriptions for $97,746,940 representing 9,800,600
BACs from investors admitted as BAC Holders in Series 1 through Series 6 of the Partnership. Offers and sales of BACs in Series 1 through Series 6 of the
Partnership were completed and the last of the BACs in Series 6 were issued by the Partnership on September 29, 1989. At June 30, 2001 and 2000 the
Partnership had limited partnership equity interests in 103 Operating
Partnerships.

As of June 30, 2001 the Partnership had $192,194 in remaining cash and cash equivalents. Below is a table, which provides, by series, the equity raised, number of BACs sold, final date BACs were offered, number of properties invested in, and remaining proceeds.
Series	Equity	BACs	Final Close Date	Number of Properties	Proceeds Remaining
1	$12,999,000	1,299,900	12/18/88	18	$ 5,867
2	8,303,000	830,300	03/30/89	8	8,679
3	28,822,000	2,882,200	03/14/89	33	4,947
4	29,788,160	2,995,300	07/07/89	24	23,177
5	4,899,000	489,900	08/22/89	5	100,205
6	12,935,780	1,303,000	09/29/89	15	49,319

	$ 97,746,940	9,800,600		103	$192,194

Results of Operations

At June 30, 2001 and 2000 the Partnership held limited partnership interests in 103 Operating Partnerships. In each instance the Apartment
Complex owned by the applicable Operating Partnership is eligible for the
Federal Housing Tax Credit. Occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test(i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

The Partnership incurs an annual partnership management fee to the General
Partner and/or its affiliates in an amount equal to 0.375% of the aggregate cost of the Apartment Complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid by the Operating Partnerships. The annual partnership management fee is currently being accrued. It is anticipated that outstanding fees will be repaid from sale or refinancing proceeds. The annual partnership management fee charged to operations for the quarters ended June 30, 2001 and 2000, net of reporting fees were $214,513 and $206,637, respectively.

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

Series 1

As of June 30, 2001 and 2000, the average Qualified Occupancy for the series was 100%. The series had a total of 18 properties at June 30,
2001, all of which were at 100% Qualified Occupancy.

For the three months being reported, the series reflects a net loss from
Operating Partnerships of $453,970. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of
$42,934.

Substantially all of the adjusted net loss is attributable to accrued mortgage interest not payable currently by Genesee Commons Associates (River Park
Commons) and Kingston Property Associates (Broadway East Townhomes). Both
partnerships have forbearance agreements in place allowing the properties to pay minimal mortgage payments while the properties continue to accrue all interest payments due. Both properties also received loans from the state housing agency, which were used to complete rehabilitation work. Operations at both Genesse Commons Associates and Kingston Property Associates remain weak. The current occupancy levels are 89% at Genesse and 83% at Kingston.
Both properties continue to work with local and state agencies to locate qualified residents. Although forbearance agreements are in place, the properties have not made debt service payments for 1999 and 2000. At this time, the mortgagee has not taken any adverse actions. The Investment General
Partner will continue to monitor the situation.

Series 2

As of June 30, 2001 and 2000, the average Qualified Occupancy for the series was 100% for both years. The series had a total of eight properties at
June 30, 2001 all of which were at 100% Qualified Occupancy.

For the three months being reported the series reflects a net loss from the Operating Partnerships of $74,749. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $32,440.

The properties owned by Haven Park Partners III, A California L.P. (Glenhaven
Park III) and Haven Park Partners IV, A California L.P. (Glenhaven Park IV)
continue to suffer from high operating expenses compared to operating income.
Effective October 4th, 2000 San Mar Properties of Fresno, California assumed the role of management agent. An affiliate of San Mar Properties, Central
Valley Affordable Housing LLC, assumed the General Partner interest effective
December 31, 2000. It is anticipated that the localized management and ownership presence will allow the properties to operate in a more cost effective manner. Occupancy at Haven Park III has stabilized as a result of the efforts of the new management company. As of June 30, 2001 physical occupancy at Haven Park III was 100%. Occupancy at Haven Park IV was 92% as
of June 30, 2001.

Annadale Housing Partners (Kingsview Manor & Estates) has historically reported net losses due to operational issues associated with the property.  Average occupancy for the year 2000 was 93.54%. Occupancy remains stable at 90% for the second quarter of 2001. During 1999 the mortgage was restuctured to reduce operating costs. As a result of the mortgage restructure and improved occupancy the property maintained break-even operations during 2000. An affililiate of the management company assumed the
General Partner responsibilities for the partnership, on January 1, 2001. The
Investment Partner continues to monitor this situation closely.

Series 3.

As of June 30, 2001 and 2000, the average Qualified Occupancy for the series was 99.0% and 99.1%, respectively. The series had a total of 33 properties at June 30, 2001 of which 30 were at 100% Qualified Occupancy.

For the three months being reported series reflects a net loss from the
Operating Partnerships of $579,086. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operation of
$32,037.

The Investment General Partner continues to monitor the operations of Lincoln
Hotel Associates (Lincoln Apartments) in an effort to improve the overall operations of the series. As of June 30, 2001 the physical occupancy of the property was 97%. The management company, with the assistance of area housing agencies and a more thorough screening process, has greatly improved the occupancy. The improved occupancy, along with expense reductions, has resulted in an audited net income from operations of $108,039. Although after depreciation and interest expense the property overall has a net loss of
($167,834) and expended cash of ($19,686) for the year ended December 31,
2000. For the six months ended June 30, 2001, the property had unaudited net income of $6,342 and generated cash flow of approximately $25,194. The improved cash position is a direct result of the property performing maintenance work during the latter part of 2000 which has been originally scheduled for 2001.

The ares surrounding the property owned by California Investors VI LP (Orchard
Park) continues to experience economic growth. Currently a high school is in the process of being built across the street from the front entrance of the community. It is anticipated that the school will open this fall. The location of this school will continue to enhance marketing efforts. Occupancy averaged 98% for the second quarter of 2001. In addition to the positive changes affecting this partnership, an affiliate of the management company assumed the General Partner responsibilities for the partnership on January 1,
2001.

Operations continue to improve at Hidden Cove Apartments (Hidden Cove) as evidenced by stabilized occupancy and increased rental collections. Occupancy for the second quarter of 2001 averaged 98%. To date the property has been able to complete minor capital improvements and fund its replacement reserve account without financial assistance. The property operated above breakeven for the year 2000 and continued to do so through the second quarter of 2001.
At this time, the Operating General Partner has completed negotiations with the property's management company and has transferred the Operating General
Partnership interest to that entity effective January 1, 2001. It is anticipated that the addition of a local Operating General Partner will enhance the property's ability to refinance its permanent mortgage.

Central Parkway Towers (Central Parkway Towers) average occupancy improved during the first half of 2001 to 75% from 2000's average occupancy of %67.
The Management Company continues to work with city, state, federal and non-
profit agencies to expand tenant referrals and housing contracts. The
Operating General Partner negotiated a restructure of the lease payments to the greater of monthly cash flow or $3,000/month, with the balance deferred.
The reduced lease payment agreement expired December of 2000. Currently, the
Operating General Partner is negotiating to reinstate the deferred lease payment agreement through January 2002 under the same terms as the original deferred agreement as stated above. However, until the negotiations are complete, the lease payment has returned to the original level of %5,000 per month. In addition, the Operating General Partner's operating deficit obligation has expired. The Operating General Partner and Investment Limited
Partner are currently participating in funding shortfalls. The properties overall financial position remains relatively unchanged, and Accounts Payable and Accrued Expenses have been increased from previous levels.

The Operating General Partner of Rainbow Housing Associates (Rainbow
Apartments) has notified the Investment General Partner that the State Housing
Credit Agency has filed Form 8823 with the Internal Revenue Service indicating certain instances of non-compliance with IRS Section 42 code and regulations.
Accordingly, the Operating General Partner, its counsel and counsel to the
Investment Limited Partner have reviewed Form 8823. Subsequently, Form 8611 was filed with the Internal Revenue Service to recapture $106,090 in credits, which were previously claimed.

Series 4

As of June 30, 2001 and 2000, the average Qualified Occupancy for the series was 100% for both years. The series had a total of 24 properties at
June 30, 2001, all of which were at 100% Qualified Occupancy.

For the three months being reported the series reflects a net loss from the Operating Partnerships of $388,673. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $72,478.

Central Parkway Towers (Central Parkway Towers) average occupancy improved during the first half of 2001 to 75% from 2000's average occupancy of %67.
The Management Company continues to work with city, state, federal and non-
profit agencies to expand tenant referrals and housing contracts. The
Operating General Partner negotiated a restructure of the lease payments to the greater of monthly cash flow or $3,000/month, with the balance deferred.
The reduced lease payment agreement expired December of 2000. Currently, the
Operating General Partner is negotiating to reinstate the deferred lease payment agreement through January 2002 under the same terms as the original deferred agreement as stated above. However, until the negotiations are complete, the lease payment has returned to the original level of $5,000 per month. In addition, the Operating General Partner's operating deficit obligation has expired. The Operating General Partner and Investment Limited
Partner are currently participating in funding shortfalls. The properties overall financial position remains relatively unchanged, and Accounts Payable and Accrued Expenses have been increased from previous levels.

The property owned by Haven Park Partners II, A California L.P. (Glenhaven
Park II) continues to suffer from excessive operating expenses compared to operating income. Effective October 4, 2000 San Mar Properties of Fresno,
California assumed the role of management agent. An affiliate of San Mar
Properties, Central Valley Affordable Housing LLC, assumed the General Partner interest effective December 31, 2000. It is anticipated that a localized management presence will allow the properties to operate in a more cost effective manner. As a result of the efforts of the new management company, occupancy levels are improving. Physical occupancy at Haven Park II has stabilized at 100%. Through the second quarter of 2001.

The Operating Partnership Van Dyck Estates XVI A (Van Dyck Estates XVI A) has
improved operations while maintaining high occupancy. Despite the improvement in operations, the 2000 audited financial statement was issued assuming the
Partnership will continue as a Going Concern. The liquidity of the
Partnership was adversely affected by recurring losses from operations and the
Partnership's current liabilities exceed its total current assets. During
2000, expenses were brought down to a level that allowed the property to operate at breakeven. Delinquent real estate taxes were brought current in
1999, and the property was able to support its own operations in 2000.
Effective January 1, 2001, the General Partner interest was transferred to the
Central Valley Affordable Housing LLC, an affiliate of San Mar Properties,
Inc. San Mar continues in its capacity as managing agent. Effective with the date of the transfer, San Mar will be responsible for funding all operating deficits. Occupancy is stable averaging 94% for the second quarter of 2001.
Due to the improvements in operations demonstrated in the year 2000, and the commitment from the new General Partner, we believe the Going Concern opinion will be removed in 2001.

Series 5

As of June 30, 2001 and 2000, the average Qualified Occupancy for the series was 100% for both years. The series had a total of five properties at
June 30, 2001, all of which were at 100% Qualified Occupancy.

For the three months being reported the series reflects a net loss from the Operating Partnerships of $44,137. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect a positive operations of $14,166.

Annadale Housing Partners (Kingsview Manor & Estates) has historically reported net losses due to operational issues associated with the property.  Average occupancy for the year 2000 was 93.54%. Occupancy remains stable at 90% for the second quarter of 2001. During 1999 the mortgage was restuctured to reduce operating costs. As a result of the mortgage restructure and improved occupancy the property maintained break-even operations during 2000. An affililiate of the management company assumed the
General Partner responsibilities for the partnership, on January 1, 2001. The
Investment Partner continues to monitor this situation closely.

The property owned by Glenhaven Park Partners, A California L.P. (Glenhaven
Estates) continues to suffer from excessive operating expenses compared to operating income. Effective October 4, 2000, San Mar Properties of Fresno,
California assumed the role of management agent. An affiliate of San Mar
Properties, Central Valley Affordable Housing LLC, assumed the General Partner interest effective December 31, 2000. Occupancy through the second quarter of
2001 averaged 92%. Despite improved occupancy, and new management, the property is no longer able to meet the mortgage obligation. The last mortgage payment was made in February 2001. The Operating General Partner with assistance from the Investment General Partner is working with the mortgage holders to restructure the debt. However at this time the mortgage holders appear unwilling to do so.

Series 6

As of June 30, 2001 and 2000, the average Qualified Occupancy for the series was 100% for both years. The series had a total of 15 properties at June 30, 2001, all of which were at 100% Qualified Occupancy.

For the three months being reported the series reflects a net loss from the Operating Partnerships of $109,983. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of
$189,561.

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

Boston Capital Tax Credit Fund Limited Partnership

	By:	Boston Capital Associates Limited Partnership, General Partner

	By:	BCA Associates Limited Partnership, General Partner

	By:	C&M Management, Inc., General Partner

Date: August 15, 2001	By:/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of

1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

August 15, 2001	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), C&M Management Inc.; Director, President (Principal Executive Officer) BCTC Assignor Corp.