Form 10-Q
period 2001-09-30
BOSTON CAPITAL TAX CREDIT FUND LTD PARTNERSHIP
filed 2001-11-20
CIK 835095

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended September 30, 2001

                                             or

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

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2001

TABLE OF CONTENTS

FOR THE QUARTER ENDED SEPTEMBER 30, 2001 *

Balance_Sheets *

Balance_Sheets_Series_1 5

Balance_Sheets_Series_2 6

Balance_Sheets_Series_3 7

Balance_Sheets_Series_4 8

Balance_Sheets_Series_5 9

Balance_Sheets_Series_6 10

Statements_of_Operations 11

Three Months Ended SEPTEMBER 30,

Statements_of_Operations_Series_1 *

Statements_of_Operations_Series_2 *

Statements_of_Operations_Series_3 *

Statements_of_Operations_Series_4 15

Statements_of_Operations_Series_5 16

Statements_of_Operations_Series_6 17

SIX Months Ended SEPTEMBER 30, 18

Statements_of_Operations_Series_1 19

Statements_of_Operations_Series_2 20

Statements_of_Operations_Series_3 21

Statements_of_Operations_Series_4 22

Statements_of_Operations_Series_5 23

Statements_of_Operations_Series_6 24

STATEMENTS OF CHANGES IN PARTNERS CAPITAL 25

Partners_Capital_Series_1 26

Partners_Capital_Series_2 26

Partners_Capital_Series_3 27

Partners_Capital_Series_4 27

Partners_Capital_Series_5 28

Partners_Capital_Series_6 28

Statements_of_Cash_Flows 29

Three Months Ended SEPTEMBER 30, 29

Cash_Flows_Series_1 *

Cash_Flows_Series_2 31

Cash_Flows_Series_3 32

Cash_Flows_Series_4 33

Cash_Flows_Series_5 34

Cash_Flows_Series_6 35

Notes_to_Financial_Statements *

Note_A_Organization 36

Note_B_Accounting *

Cost 37

Note_C_Related_Party_Transactions 39

Note_D_Investments 39

Combined_Statements_of_Operations 40

Combined_Statements_Series_1 40

Combined_Statements_Series_2 41

Combined_Statements_Series_3 42

Combined_Statements_Series_4 43

Combined_Statements_Series_5 44

Combined_Statements_Series_6 45

Note_E_Taxable_Loss 46

Liquidity 47

Capital_Resources 47

Results_of_Operations 48

Part_II_Other_Information 53

Signatures 54

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

	September 30, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 8,642,644	$ 9,128,027

OTHER ASSETS
Cash and cash equivalents	156,074	194,875
Other assets	1,120,470	1,105,471

	$ 9,919,188	$ 10,428,373

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	9,602,382	9,091,047

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 9,800,600 issued and outstanding	1,163,548	2,173,864
General Partner	(846,742)	(836,538)
	316,806	1,337,326
	$ 9,919,188	$ 10,428,373

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 1

	September 30, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	3,469	6,094
Other assets	68,113	68,113

	$ 71,582	$ 74,207

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	1,985,319	1,888,400

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 1,299,900 issued and outstanding	(1,781,376)	(1,682,827)
General Partner	(132,361)	(131,366)
	(1,913,737)	(1,814,193)
	$ 71,582	$ 74,207

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 2

	September 30, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 296,823	$ 325,798

OTHER ASSETS
Cash and cash equivalents	4,064	5,977
Other assets	569,584	569,584

	$ 870,471	$ 901,359

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	680,960	643,921

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 830,300 issued and outstanding	256,958	324,206
General Partner	(67,447)	(66,768)
	189,511	257,438
	$ 870,471	$ 901,359

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 3

	September 30, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 116,533	$ 206,629

OTHER ASSETS
Cash and cash equivalents	2,179	5,293
Other assets	82,540	70,240

	$ 201,252	$ 282,162

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	2,670,337	2,513,823

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 2,882,200 issued and outstanding	(2,192,481)	(1,957,431)
General Partner	(276,604)	(274,230)
	(2,469,085)	(2,231,661)
	$ 201,252	$ 282,162

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 4

	September 30, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 4,253,863	$ 4,593,447

OTHER ASSETS
Cash and cash equivalents	11,143	27,998
Other assets	250,334	247,635

	$ 4,515,340	$ 4,869,080

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	2,511,482	2,382,066

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 2,995,300 issued and outstanding	2,243,924	2,722,248
General Partner	(240,066)	(235,234)
	2,003,858	2,487,014
	$ 4,515,340	$ 4,869,080

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 5

	September 30, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 400,684	$ 405,558

OTHER ASSETS
Cash and cash equivalents	94,178	96,768
Other assets	149,899	149,899

	$ 644,761	$ 652,225

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	242,766	223,908

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 489,900 issued and outstanding	439,726	465,785
General Partner	(37,731)	(37,468)
	401,995	428,317
	$ 644,761	$ 652,225

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 6

	September 30, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 3,574,741	$ 3,596,595

OTHER ASSETS
Cash and cash equivalents	41,041	52,745
Other assets	-	-

	$ 3,615,782	$ 3,649,340

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	1,511,518	1,438,929

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 1,303,000 issued and outstanding	2,196,797	2,301,883
General Partner	(92,533)	(91,472)
	2,104,264	2,210,411
	$ 3,615,782	$ 3,649,340

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

	2001	2000

Income
Interest income	$ 795	$ 783
Miscellaneous income	20	-
	815	783

Share of loss from Operating Partnerships(Note D)	(241,431)	(376,461)

Expenses
Professional fees	48,271	47,000
Partnership management fees (Note C)	235,028	237,768
General and administrative fees	10,697	12,792
	293,996	297,560

NET LOSS	$ (534,612)	$ (673,238)

Net loss allocated to assignees	$ (529,266)	$ (666,505)

Net loss allocated to general partner	$ (5,346)	$ (6,733)

Net loss per BAC	$ (.28)	$ (.34)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 1

	2001	2000

Income
Interest income	$ 26	$ 50
Miscellaneous income	20	-
	46	50

Share of loss from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	8,175	8,000
Partnership management fees (Note C)	44,476	45,216
General and administrative fees	1,350	1,670
	54,001	54,886

NET LOSS	$ (53,955)	$ (54,836)

Net loss allocated to assignees	$ (53,415)	$ (54,288)

Net loss allocated to general partner	$ (540)	$ (548)

Net loss per BAC	$ (.04)	$ (.04)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 2

	2001	2000

Income
Interest income	$ 33	$ 24
Miscellaneous income	-	-
	33	24

Share of loss from Operating Partnerships(Note D)	(16,159)	(38,659)

Expenses
Professional fees	6,416	6,500
Partnership management fees	16,836	16,836
General and administrative fees	1,232	1,562
	24,484	24,898

NET LOSS	$ (40,610)	$ (63,533)

Net loss allocated to assignees	$ (40,204)	$ (62,898)

Net loss allocated to general partner	$ (406)	$ (635)

Net loss per BAC	$ (.05)	$ (.07)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 3

	2001	2000

Income
Interest income	$ 26	$ 39
Miscellaneous income	-	-
	26	39

Share of loss from Operating Partnerships(Note D)	(44,027)	(133,016)

Expenses
Professional fees	9,277	9,000
Partnership management fees (Note C)	66,497	67,497
General and administrative expenses	3,040	3,596
	78,814	80,093

NET LOSS	$ (122,815)	$ (213,070)

Net loss allocated to assignees	$ (121,587)	$ (210,939)

Net loss allocated to general partner	$ (1,228)	$ (2,131)

Net loss per BAC	$ (.04)	$ (.07)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 4

	2001	2000

Income
Interest income	$ 103	$ 23
Miscellaneous income	-	-
	103	23

Share of loss from Operating Partnerships(Note D)	(176,495)	(235,520)

Expenses
Professional feess	10,438	10,000
Partnership management fees (Note C)	62,721	62,721
General and administrative fees	2,829	3,350
	75,988	76,071

NET LOSS	$ (252,380)	$ (311,568)

Net loss allocated to assignees	$ (249,856)	$ (308,452)

Net loss allocated to general partner	$ (2,524)	$ (3,116)

Net loss per BAC	$ (.08)	$ (.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 5

	2001	2000

Income
Interest income	$ 402	$ 502
Miscellaneous income	-	-
	402	502

Share of income (loss) from Operating Partnerships(Note D)	4,528	(9,640)

Expenses
Professional fees	5,372	5,500
Partnership management fees (Note C)	9,429	9,429
General and administrative fees	1,053	1,186
	15,854	16,115

NET LOSS	$ (10,924)	$ (25,253)

Net loss allocated to assignees	$ (10,815)	$ (25,000)

Net loss allocated to general partner	$ (109)	$ (253)

Net loss per BAC	$ (.02)	$ (.05)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 6

	2001	2000

Income
Interest income	$ 205	$ 145
Miscellaneous income	-	-
	205	145

Share of income (loss) from Operating Partnerships(Note D)	(9,278)	40,374

Expenses
Professional fees	8,593	8,000
Partnership management fees (Note C)	35,069	36,069
General and administrative expenses	1,193	1,428
	44,855	45,497

NET LOSS	$ (53,928)	$ (4,978)

Net loss allocated to assignees	$ (53,389)	$ (4,928)

Net loss allocated to general partner	$ (539)	$ (50)

Net loss per BAC	$ (.04)	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

	2001	2000

Income
Interest income	$ 1,775	$ 1,614
Miscellaneous income	523	20
	2,298	1,634

Share of loss from Operating Partnerships(Note D)	(485,369)	(712,107)

Expenses
Professional fees	66,610	70,130
Partnership management fees (Note C)	449,541	444,405
General and administrative fees	21,298	34,707
	537,449	549,242

NET LOSS	$(1,020,520)	$(1,259,715)

Net loss allocated to assignees	$(1,010,316)	$(1,247,117)

Net loss allocated to general partner	$ (10,204)	$ (12,598)

Net loss per BAC	$ (.53)	$ (.68)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 1

	2001	2000

Income
Interest income	$ 55	$ 107
Miscellaneous income	20	20
	75	127

Share of loss from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	11,520	12,490
Partnership management fees (Note C)	85,294	85,759
General and administrative fees	2,805	4,657
	99,619	102,906

NET LOSS	$ (99,544)	$ (102,779)

Net loss allocated to assignees	$ (98,549)	$ (101,751)

Net loss allocated to general partner	$ (995)	$ (1,028)

Net loss per BAC	$ (.08)	$ (.08)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 2

	2001	2000

Income
Interest income	$ 64	$ 47
Miscellaneous income	2	-
	66	47

Share of loss from Operating Partnerships(Note D)	(28,976)	(81,469)

Expenses
Professional fees	8,273	9,005
Partnership management fees	28,277	28,774
General and administrative fees	2,467	4,283
	39,017	42,062

NET LOSS	$ (67,927)	$ (123,484)

Net loss allocated to assignees	$ (67,248)	$ (122,249)

Net loss allocated to general partner	$ (679)	$ (1,235)

Net loss per BAC	$ (.08)	$ (.14)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 3

	2001	2000

Income
Interest income	$ 56	$ 87
Miscellaneous income	500	-
	556	87

Share of loss from Operating Partnerships(Note D)	(90,077)	(244,986)

Expenses
Professional fees	14,227	15,630
Partnership management fees (Note C)	127,644	122,994
General and administrative expenses	6,032	9,886
	147,903	148,510

NET LOSS	$ (237,424)	$ (393,409)

Net loss allocated to assignees	$ (235,050)	$ (389,475)

Net loss allocated to general partner	$ (2,374)	$ (3,934)

Net loss per BAC	$ (.08)	$ (.14)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 4

	2001	2000

Income
Interest income	$ 243	$ 49
Miscellaneous income	-	-
	243	49

Share of loss from Operating Partnerships(Note D)	(339,585)	(434,080)

Expenses
Professional feess	14,398	15,310
Partnership management fees (Note C)	123,815	125,442
General and administrative fees	5,601	9,224
	143,814	149,976

NET LOSS	$ (483,156)	$ (584,007)

Net loss allocated to assignees	$ (478,324)	$ (578,167)

Net loss allocated to general partner	$ (4,832)	$ (5,840)

Net loss per BAC	$ (.16)	$ (.19)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 5

	2001	2000

Income
Interest income	$ 890	$ 1,052
Miscellaneous income	1	-
	891	1,052

Share of loss from Operating Partnerships(Note D)	(4,877)	(38,327)

Expenses
Professional fees	6,872	6,030
Partnership management fees (Note C)	13,373	18,798
General and administrative fees	2,091	2,667
	22,336	27,495

NET LOSS	$ (26,322)	$ (64,770)

Net loss allocated to assignees	$ (26,059)	$ (64,122)

Net loss allocated to general partner	$ (263)	$ (648)

Net loss per BAC	$ (.05)	$ (.13)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 6

	2001	2000

Income
Interest income	$ 467	$ 272
Miscellaneous income	-	-
	467	272

Share of income (loss) from Operating Partnerships(Note D)	(21,854)	86,755

Expenses
Professional fees	11,320	11,665
Partnership management fees (Note C)	71,138	62,638
General and administrative expenses	2,302	3,990
	84,760	78,293

NET LOSS	$ (106,147)	$ 8,734

Net loss allocated to assignees	$ (105,086)	$ 8,647

Net loss allocated to general partner	$ (1,061)	$ 87

Net loss per BAC	$ (.08)	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30, 2001
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2001	$ 2,173,864	$ (836,538)	$ 1,337,326

Net loss	(1,010,316)	(10,204)	(1,020,520)

Partners' capital (deficit), September 30, 2001	$ 1,163,548	$ (846,742)	$ 316,806

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30, 2001
(Unaudited)

	Assignees	General Partner	Total
Series 1
Partners' capital (deficit) April 1, 2001	$(1,682,827)	$ (131,366)	$(1,814,193)

Net loss	(98,549)	(995)	(99,544)

Partners' capital (deficit) September 30, 2001	$(1,781,376)	$ (132,361)	$(1,913,737)

Series 2
Partners' capital (deficit) April 1, 2001	$ 324,206	$ (66,768)	$ 257,438

Net income (loss)	(67,248)	(679)	(67,927)

Partners' capital (deficit) September 30, 2001	$ 256,958	$ (67,447)	$ 189,511

The accompanying notes are an integral part of these statements.

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30, 2001
(Unaudited)

	Assignees	General Partner	Total
Series 3
Partners' capital (deficit) April 1, 2001	$(1,957,431)	$ (274,230)	$(2,231,661)

Net income (loss)	(235,050)	(2,374)	(237,424)

Partners' capital (deficit) September 30, 2001	$(2,192,481)	$ (276,604)	$(2,469,085)

Series 4
Partners' capital (deficit) April 1, 2001	$ 2,722,248	$ (235,234)	$ 2,487,014

Net loss	(478,324)	(4,832)	(483,156)

Partners' capital (deficit), September 30, 2001	$ 2,243,924	$ (240,066)	$ 2,003,858

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30, 2001
(Unaudited)

	Assignees	General Partner	Total
Series 5
Partners' capital (deficit) April 1, 2001	$ 465,785	$ (37,468)	$ 428,317

Net loss	(26,059)	(263)	(26,322)

Partners' capital (deficit), September 30, 2001	$ 439,726	$ (37,731)	$ 401,995

Series 6
Partners' capital (deficit) April 1, 2001	$ 2,301,883	$ (91,472)	$ 2,210,411

Net loss	(105,086)	(1,061)	(106,147)

Partners' capital (deficit), September 30, 2001	$ 2,196,797	$ (92,533)	$ 2,104,264

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

	2001	2000
Cash Flows from operating activities:

Net Loss	$(1,020,520)	$(1,259,715)
Adjustments
Distributions from Operating Partnerships	14	12,404
Amortization	-	-
Share of Loss from Operating Partnerships	485,369	712,107
Changes in assets and liabilities
Increase (Decrease) in accounts payable	511,335	537,827
Decrease (Increase) in other assets	(14,999)	(14,999)

Net cash (used in) provided by operating activities	(38,801)	(12,376)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(38,801)	(12,376)

Cash and cash equivalents, beginning	194,875	149,652

Cash and cash equivalents, ending	$ 156,074	$ 137,276

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 1

	2001	2000
Cash Flows from operating activities:

Net Loss	$ (99,544)	$ (102,779)
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	-	-
Share of Loss from Operating Partnerships	-	-
Changes in assets and liabilities
Increase (Decrease) in accounts payable	96,919	96,745
Decrease (Increase) in other assets	-	-

Net cash (used in) provided by operating activities	(2,625)	(6,034)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,625)	(6,034)

Cash and cash equivalents, beginning	6,094	11,172

Cash and cash equivalents, ending	$ 3,469	$ 5,138

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 2

	2001	2000
Cash Flows from operating activities:

Net Loss	$ (67,927)	$ (123,484)
Adjustments
Distributions from Operating Partnerships	(1)	(1)
Amortization	-	-
Share of Loss from Operating Partnerships	28,976	81,469
Changes in assets and liabilities
Increase (Decrease) in accounts payable	37,039	42,466
Decrease (Increase) in other assets	-	-

Net cash (used in) provided by operating activities	(1,913)	450

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,913)	450

Cash and cash equivalents, beginning	5,977	4,403

Cash and cash equivalents, ending	$ 4,064	$ 4,853

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 3

	2001	2000
Cash Flows from operating activities:

Net Loss	$ (237,424)	$ (393,409)
Adjustments
Distributions from Operating Partnerships	19	-
Amortization	-	-
Share of Loss from Operating Partnerships	90,077	244,986
Changes in assets and liabilities
Increase (Decrease) in accounts payable	156,514	155,675
Decrease (Increase) in other assets	(12,300)	(12,300)

Net cash (used in) provided by operating activities	(3,114)	(5,048)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,114)	(5,048)

Cash and cash equivalents, beginning	5,293	7,782

Cash and cash equivalents, ending	$ 2,179	$ 2,734

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 4

	2001	2000
Cash Flows from operating activities:

Net Loss	$ (483,156)	$ (584,007)
Adjustments
Distributions from Operating Partnerships	(1)	2
Amortization	-	-
Share of Loss from Operating Partnerships	339,585	434,080
Changes in assets and liabilities
Increase (Decrease) in accounts payable	129,416	150,712
Decrease (Increase) in other assets	(2,699)	(2,699)

Net cash (used in) provided by operating activities	(16,855)	(1,912)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(16,855)	(1,912)

Cash and cash equivalents, beginning	27,998	5,558

Cash and cash equivalents, ending	$ 11,143	$ 3,646

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 5

	2001	2000
Cash Flows from operating activities:

Net Loss	$ (26,322)	$ (64,770)
Adjustments
Distributions from Operating Partnerships	(3)	-
Amortization	-	-
Share of Loss from Operating Partnerships	4,877	38,327
Changes in assets and liabilities
Increase (Decrease) in accounts payable	18,858	18,858
Decrease (Increase) in other assets	-	-

Net cash (used in) provided by operating activities	(2,590)	(7,585)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,590)	(7,585)

Cash and cash equivalents, beginning	96,768	105,507

Cash and cash equivalents, ending	$ 94,178	$ 97,922

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 6

	2001	2000
Cash Flows from operating activities:

Net Loss	$ (106,147)	$ 8,734
Adjustments
Distributions from Operating Partnerships	-	12,403
Amortization	-	-
Share of Loss from Operating Partnerships	21,854	(86,755)
Changes in assets and liabilities
Increase (Decrease) in accounts payable	72,589	73,371
Decrease (Increase) in other assets	-	-

Net cash (used in) provided by operating activities	(11,704)	7,753

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,704)	7,753

Cash and cash equivalents, beginning	52,745	15,230

Cash and cash equivalents, ending	$ 41,041	$ 22,983

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS
September 30, 2001

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
September 30, 2001
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of September 30,
2001 and for the three and six months then ended have been prepared by the
Partnership, without audit, pursuant to the rules and regulations of the
Securities and Exchange Commission. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the
Partnership adjusts its investment cost for its share of each Operating
Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Partnership in acquiring the investments in
Operating Partnerships are capitalized to the investment account. The
Partnership's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's
Annual Report on Form 10-K.

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings LP,
Boston Capital Partners, Inc. and Boston Capital Asset Management Limited
Partnership.

General and administrative expenses incurred by Boston Capital Holdings LP,
Boston Capital Partners, Inc. and its affiliates were charged to each series'
operations for the quarters ended September 30, 2001 and 2000 as follows:

	2001	2000
Series 1	$ 339	$ 812
Series 2	500	953
Series 3	824	1,649
Series 4	828	1,608
Series 5	624	855
Series 6	374	732

	$3,489	$6,609

NOTE C - RELATED PARTY TRANSACTIONS (continued)

An annual partnership management fee based on .375 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. The
partnership management fee accrued for the quarters ended September 30, 2001 and 2000 are as follows:

	2001	2000
Series 1	$ 45,216	$ 45,216
Series 2	16,836	16,836
Series 3	67,497	67,497
Series 4	62,721	62,721
Series 5	9,429	9,429
Series 6	36,069	36,069

	$237,768	$237,768

Accounts payable - affiliates at September 30, 2001 and 2000 represents accrued general and administrative expenses, partnership management fees, and advances from an affiliate of the general partner, which are payable to
Boston Capital Partners, Inc., and Boston Capital Asset Management Limited
Partnership.

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
September 30, 2001

NOTE C - RELATED PARTY TRANSACTIONS (continued)

As of September 30, 2001, an affiliate of the general partner advanced a total of $681,629 to the Partnership to pay certain operating expenses of the
Partnership, and to make advances and/or loans to Operating Partnerships.
$16,500 of the total was advanced during the quarter ended September 30, 2001.
Below is a summary, by series, of the advances made to date.

2001
Series 1	$ 90,810
Series 2	68,000
Series 3	187,129
Series 4	335,690

$681,629

These advances are included in Accounts payable-affiliates. These advances, and any additional advances, will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships.

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At September 30, 2001 and 2000, the Partnership had limited partnership interests in one hundred and three Operating Partnerships which own operating apartment complexes as follows: eighteen in Series 1; eight in Series 2;
thirty-three in Series 3; twenty-four in Series 4; five in Series 5; and
fifteen in Series 6.

Under the terms of the Partnership's investment in each Operating
Partnership, the Partnership was required to make capital contributions to such Operating Partnerships. These contributions were payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. At September 30, 2001 and 2000, all capital contributions had been paid.

The Partnership's fiscal year ends March 31 of each year, while all the
Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period.
Accordingly, the current financial results available for the Operating
Partnerships are for the six months ended June 30, 2001.

The combined unaudited summarized statements of operations of the
Operating Partnerships for the six months ended June 30, 2001 and 2000 are as follows:

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS
September 30, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months ended June 30,
(Unaudited)

Series 1

	2001	2000

Revenues
Rental	$ 2,410,915	$ 2,744,979
Interest and other	120,051	107,328

	2,530,966	2,852,307

Expenses
Interest	479,868	708,195
Depreciation and amortization	1,027,609	1,061,887
Operating expenses	2,023,623	2,389,023
	3,531,100	4,159,105

NET LOSS	$(1,000,134)	$(1,306,798)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership	$ -	$ -

Net loss allocated to other Partners	$ (10,001)	$ (13,068)

Net loss suspended	$ (990,133)	$(1,293,730)

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
September 30, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months ended June 30,
(Unaudited)

Series 2

	2001	2000

Revenues
Rental	$ 781,479	$ 715,504
Interest and other	38,792	34,111

	820,271	749,615

Expenses
Interest	144,463	143,177
Depreciation and amortization	213,484	199,458
Operating expenses	583,720	571,577
	941,667	914,212

NET LOSS	$ (121,396)	$ (164,597)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership	$ (28,976)	$ (81,469)

Net loss allocated to other Partners	$ (1,214)	$ (1,646)

Net loss suspended	$ (91,206)	$ (81,482)

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
September 30, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months ended June 30,
(Unaudited)

Series 3
	2001	2000

Revenues
Rental	$ 4,033,142	$ 3,697,937
Interest and other	158,642	223,086

	4,191,784	3,921,023

Expenses
Interest	1,249,187	1,124,799
Depreciation and amortization	1,250,832	1,308,675
Operating expenses	2,939,507	2,589,223
	5,439,526	5,022,697

NET LOSS	$(1,247,742)	$(1,101,674)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership	$ (90,077)	$ (244,986)

Net loss allocated to other partners	$ (12,477)	$ (11,017)

Net loss suspended	$(1,145,188)	$ (845,671)

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
September 30, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months ended June 30,
(Unaudited)

Series 4

	2001	2000

Revenues
Rental	$ 3,295,314	$ 3,394,914
Interest and other	135,552	132,822

	3,430,866	3,527,736

Expenses
Interest	1,065,210	1,272,565
Depreciation and amortization	952,009	1,132,835
Operating expenses	2,206,640	2,216,253
	4,223,859	4,621,653

NET LOSS	$ (792,993)	$(1,093,917)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership	$ (339,585)	$ (434,080)

Net loss allocated to other Partners	$ (7,930)	$ (10,939)

Net loss suspended	$ (445,478)	$ (648,898)

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
September 30, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months ended June 30,
(Unaudited)

Series 5
	2001	2000

Revenues
Rental	$ 366,219	$ 345,130
Interest and other	40,849	36,780

	407,068	381,910

Expenses
Interest	83,301	62,015
Depreciation and amortization	116,292	114,354
Operating expenses	273,606	280,992
	473,199	457,361

NET LOSS	$ (66,131)	$ (75,451)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership	$ (4,877)	$ (38,327)

Net loss allocated to other Partners	$ (661)	$ (755)

Net loss suspended	$ (60,593)	$ (36,369)

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
September 30, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months ended June 30,
(Unaudited)

Series 6
	2001	2000

Revenues
Rental	$ 2,256,705	$ 2,168,190
Interest and other	107,543	95,315

	2,364,248	2,263,505

Expenses
Interest	554,376	564,491
Depreciation and amortization	650,814	679,769
Operating expenses	1,318,943	1,193,446
	2,524,133	2,437,706

NET LOSS	$ (159,885)	$ (174,201)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership	$ (21,854)	$ 86,755

Net loss allocated to other Partners	$ (1,599)	$ (1,742)

Net loss suspended	$ (136,432)	$ (259,214)

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

September 30, 2001
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

The Partnership is currently accruing the annual partnership management fee. Partnership management fees accrued during the quarter ended September
30, 2001 were $237,768 and total partnership management fees accrued as of
September 30, 2001 were $8,826,790. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Partnership receives sales or refinancing proceeds from Operating Partnerships, which will be used to satisfy such liabilities.

The Partnership has recorded $775,590 as other payables to affiliates. This represents advances to pay certain third party operating expenses of the
Partnership, advances and/or loans to Operating Partnerships, and accrued overhead allocations. The breakout between series is: $101,353 in series 1, $89,494 in series 2, $218,040 in series 3, $358,061 in series 4, none in series 5, and $8,642 in series 6. These and any future advances or accruals will be paid, without interest, from available cash flow, reporting fees, or proceeds of sales or refinancing of the Partnership's interest in
Operating Partnerships.

Capital Resources

The Partnership offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on August 29, 1988. The Partnership
received and accepted subscriptions for $97,746,940 representing 9,800,600
BACs from investors admitted as BAC Holders in Series 1 through Series 6 of the Partnership. Offers and sales of BACs in Series 1 through Series 6 of the
Partnership were completed and the last of the BACs in Series 6 were issued by the Partnership on September 29, 1989. At September 30, 2001 and 2000 the
Partnership had limited partnership equity interests in 103 Operating
Partnerships.

As of September 30, 2001 the Partnership had $156,074 in remaining cash and cash equivalents. Below is a table, which provides, by series, the equity raised, number of BACs sold, final date BACs were offered, number of properties invested in, and remaining proceeds.
Series	Equity	BACs	Final Close Date	Number of Properties	Proceeds Remaining
1	$12,999,000	1,299,900	12/18/88	18	$ 3,469
2	8,303,000	830,300	03/30/89	8	4,064
3	28,822,000	2,882,200	03/14/89	33	2,179
4	29,788,160	2,995,300	07/07/89	24	11,143
5	4,899,000	489,900	08/22/89	5	94,178
6	12,935,780	1,303,000	09/29/89	15	41,041

	$97,746,940	9,800,600		103	$156,074

Results of Operations

At September 30, 2001 and 2000 the Partnership held limited partnership interests in 103 Operating Partnerships. In each instance the Apartment
Complex owned by the applicable Operating Partnership is eligible for the
Federal Housing Tax Credit. Occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test(i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

The Partnership incurs an annual partnership management fee to the General
Partner and/or its affiliates in an amount equal to 0.375% of the aggregate cost of the Apartment Complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid by the Operating Partnerships. The annual partnership management fee is currently being accrued. It is anticipated that outstanding fees will be repaid from sale or refinancing proceeds. The annual partnership management fee charged to operations for the quarters ended September 30, 2001 and 2000, net of reporting fees were $235,028 and $237,768, respectively.

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

Series 1

As of September 30, 2001 and 2000, the average Qualified Occupancy for the series was 100%. The series had a total of 18 properties at September 30,
2001, all of which were at 100% Qualified Occupancy.

For the six months being reported, the series reflects a net loss from
Operating Partnerships of $1,000,134. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of
$27,475.

Genesee Commons Associates (River Park Commons) and Kingston Property
Associates (Broadway East Townhomes). Both partnerships have a verbal forbearance agreement in place allowing the properties to pay minimal mortgage payments while the properties continue to accrue all interest payments due.
Both properties also received loans from the state housing agency, which were used to complete rehabilitation work. Operations at both Genesse Commons
Associates and Kingston Property Associates remain weak. The current occupancy levels are 89% at Genesse and 83% at Kingston. Both properties continue to work with local and state agencies to locate qualified residents.
Also, the properties are working with local non profit agencies and churches to develop a referral system. The properties have not made the minimum debt service payments, as outlined in the forbearance agreements, for 1999 and
2000. At this time, the mortgagee has not taken any adverse actions. In addition, Genesee's Operating General Partner and Management Company are
working with the city of Rochester, HUD and various state and local agencies to develop a plan which would involve transferring the 200 Townhouse units to a new owner and restructuring the debt on the remaining 200 unit high rise building. The Investment General Partner will continue to monitor the situation.

Series 2

As of September 30, 2001 and 2000, the average Qualified Occupancy for the series was 100%. The series had a total of eight properties at September 30,
2001 all of which were at 100% Qualified Occupancy.

For the six months being reported the series reflects a net loss from the Operating Partnerships of $121,396. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $92,088.

The properties owned by Haven Park Partners III, A California L.P. (Glenhaven
Park III) and Haven Park Partners IV, A California L.P. (Glenhaven Park IV)
continue to suffer from high operating expenses compared to operating income.
Effective October 4th, 2000 San Mar Properties of Fresno, California assumed the role of management agent. An affiliate of San Mar Properties, Central
Valley Affordable Housing LLC, assumed the General Partner interest effective
December 31, 2000, and is now responsible for funding all future operating deficits. It is anticipated that the localized management and ownership presence will allow the properties to operate in a more cost effective manner. The Partnerships have filed for a welfare tax exemption, and are currently awaiting a decision by the state. This, if granted will have a positive effect on the cash flow. Occupancy at Haven Park III has stabilized as a result of the efforts of the new management company. As of September 30,
2001 physical occupancy at both Haven Park III and Haven Park IV was 100%.

Annadale Housing Partners (Kingsview Manor & Estates) has historically reported net losses due to operational issues associated with the property.  Occupancy remains stable at 90% through the third quarter of 2001.
During 1999 the mortgage was restructured to reduce operating costs. As a result of the mortgage restructure and improved occupancy the property maintained break-even operations during 2000. Operations at the property continue to improve in 2001, partly due to a 14% increase in rental income over the prior year. An affiliate of the management company assumed the
General Partner responsibilities for the partnership, on January 1, 2001. The property continues to breakeven, in part due to a 14% increase in reatal income over the prior year. The Investment Partner continues to monitor this situation.

Series 3.

As of September 30, 2001 and 2000, the average Qualified Occupancy for the series was 99.0% and 99.1%, respectively. The series had a total of 33 properties at September 30, 2001 of which 30 were at 100% Qualified Occupancy.

For the six months being reported series reflects a net loss from the
Operating Partnerships of $1,247,742. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of
$3,090.

The Investment General Partner continues to monitor the operations of Lincoln
Hotel Associates (Lincoln Apartments) in an effort to improve the overall operations of the series. As of September 30, 2001 the physical occupancy of the property was 97%. The management company, with the assistance of area housing agencies and a more thorough screening process, has stabilized the occupancy. The stable occupancy, along with expense reductions, has resulted in improved operations. For the year ended December 31, 2000 the property had audited net operating income from operations of $108,039, and net loss of
($167,834). For the nine months ended September 30, 2001, the property had unaudited net operating income of $7,757 and generated cash flow of approximately $18,583. The mortgage, taxes, insurance and payables are current.

The area surrounding the property owned by California Investors VI LP (Orchard
Park) continues to experience economic growth. A high school has been built across the street from the front entrance of the community and opened during the third quarter. The location of this school will continue to enhance marketing efforts. Occupancy averaged 98% for the third quarter of 2001. In
2001 the property has been able to operate at breakeven, while continuing to fund capital improvement projects. In addition to the positive changes affecting this partnership, an affiliate of the management company assumed the
General Partner responsibilities for the partnership on January 1, 2001, and is now responsible for funding all future operating deficits.

Operations continue to improve at Hidden Cove Apartments (Hidden Cove) as evidenced by stabilized occupancy and increased rental collections. Occupancy for the third quarter of 2001 averaged 98%. To date the property has been able to complete minor capital improvements and fund its replacement reserve account without financial assistance. The property operated above breakeven for the year 2000 and continued to do so through the third quarter of 2001.
Cash flow and reserves will be utilized to make improvements necessary to maintain building safety. The Operating General Partner has completed negotiations with the property's management company and has transferred the
Operating General Partnership interest to that entity effective January 1,
2001. It is anticipated that the addition of a local Operating General
Partner will enhance the property's ability to refinance its permanent mortgage. Operations continue to improve.

Central Parkway Towers (Central Parkway Towers) average occupancy increased to
73% for the nine months ended September 30, 2001 as compared to 2000's average occupancy of 67%. The Management Company continues to work with city, state, federal and non-profit agencies to expand tenant referrals and housing contracts. The Operating General Partner negotiated a restructure of the lease payments to the greater of monthly cash flow or $3,000/month, with the balance deferred. The reduced lease payment agreement expired December of 2000.
Currently, the lease payment has returned to the original level of $5,000 per month. Negotiations to restructure the terms of the lease payments to $3,000 a month have ceased with no agreement being reached. In addition, the
Operating General Partner's operating deficit obligation has expired, however, it is currently participating, with the Investment Limited Partner, in funding shortfalls. The properties overall financial position is slowly improving, and accounts payable and accrued expenses are gradually being reduced.

The Operating General Partner of Rainbow Housing Associates (Rainbow
Apartments) has notified the Investment General Partner that the State Housing
Credit Agency has filed Form 8823 with the Internal Revenue Service indicating certain instances of non-compliance with IRS Section 42 code and regulations.
Accordingly, the Operating General Partner, its counsel and counsel to the
Investment Limited Partner have reviewed Form 8823. Subsequently, Form 8611 was filed with the Internal Revenue Service to recapture $106,090 in credits, which were previously claimed. Additionally, the permanent mortgage was refinanced in July 2001 with the approval of the Investment Limited Partner.
The refinance of the permanent mortgage loan reduced the interest rate which allowed the property to cash flow. Necessary rehab work was completed with a portion of the proceeds from the refinance. Part of the proceeds were also used to pay down a significant portion of the aged payables that the property had incurred over the years. Occupancy for the third quarter of 2001 averaged
91%. According to the Operating General Partner, the property is anticipated to operate above breakeven at year-end. Going forward the property's operations should stabilize above breakeven.

Series 4

As of September 30, 2001 and 2000, the average Qualified Occupancy for the series was 100%. The series had a total of 24 properties at September 30,
2001, all of which were at 100% Qualified Occupancy.

For the six months being reported the series reflects a net loss from the Operating Partnerships of $792,993. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $159,016.

Central Parkway Towers (Central Parkway Towers) average occupancy increased to
73% for the nine months ended September 30, 2001 as compared to 2000's average occupancy of 67%. The Management Company continues to work with city, state, federal and non-profit agencies to expand tenant referrals and housing contracts. The Operating General Partner negotiated a restructure of the lease payments to the greater of monthly cash flow or $3,000/month, with the balance deferred. The reduced lease payment agreement expired December of 2000.
Currently, the lease payment has returned to the original level of %5,000 per month. Negotiations to restructure the terms of the lease payments to $3,000 a month have ceased with no new agreement being reached. In addition, the
Operating General Partner's operating deficit obligation has expired; however, it is currently participating, with the Investment Limited Partner, in funding shortfalls. The properties overall financial position is slowly improving, and accounts payable and accrued expenses are gradually being reduced.

The property owned by Haven Park Partners II, A California L.P. (Glenhaven
Park II) continues to suffer from excessive operating expenses compared to operating income. Effective October 4, 2000 San Mar Properties of Fresno,
California assumed the role of management agent. An affiliate of San Mar
Properties, Central Valley Affordable Housing LLC, assumed the General Partner interest effective December 31, 2000, and is now responsible for funding all future operating deficits. It is anticipated that a localized management presence will allow the properties to operate in a more cost effective manner. As a result of the efforts of the new management company, occupancy levels are improving. The Partnership has filed for a wlfare tax exemption, and is currently awaiting a decision by the state. If granted, this will have a positive effect on the cash flow. Physical occupancy at
Haven Park II has stabilized at 98.52% through the third quarter of 2001.

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
Occupancy is stable averaging 94% for the third quarter of 2001 and the property continues to operate at breakeven. Due to the improvements in operations demonstrated in the year 2000, and the commitment from the new
General Partner, we believe the Going Concern opinion will be removed in 2001.

Series 5

As of September 30, 2001 and 2000, the average Qualified Occupancy for the series was 100%. The series had a total of five properties at September 30,
2001, all of which were at 100% Qualified Occupancy.

For the six months being reported the series reflects a net loss from the Operating Partnerships of $66,131. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect a positive operations of $50,161.

Annadale Housing Partners (Kingsview Manor & Estates) has historically reported net losses due to operational issues associated with the property.  Occupancy remains stable at 90% through the third quarter of 2001.
During 1999 the mortgage was restructured to reduce operating costs. As a result of the mortgage restructure and improved occupancy the property maintained break-even operations during 2000. Operations at the property continue to improve in 2001, partly due to a 14% increase in rental income over the prior year. An affiliate of the management company assumed the
General Partner responsibilities for the partnership, on January 1, 2001. The property continues to breakeven, in part due to a 14% increase in rental income over the prior year. The Investment Partner continues to monitor this situation.

The property owned by Glenhaven Park Partners, A California L.P. (Glenhaven
Estates) continues to suffer from excessive operating expenses compared to operating income. Effective October 4, 2000, San Mar Properties of Fresno,
California assumed the role of management agent. An affiliate of San Mar
Properties, Central Valley Affordable Housing LLC, assumed the General Partner interest effective December 31, 2000, and is now responsible for funding all future operating deficits. Occupancy decreased in the third quarter of 2001 averaging 81% for the quarter. The property is no longer able to meet the mortgage obligation and the last mortgage payment was made in February 2001.
The Operating General Partner with assistance from the Investment General
Partner worked with the mortgage holders to restructure the debt. The
Operating General Partner was able to negotiate the purchase of five of the mortgage notes from one of the mortgage holders. However, the mortgage holder with the seven remaining mortgage notes was unwilling to negotiate a restructure of those loans. Therefore, in an attempt to stay a relief from foreclosure on the seven remaining notes, the partnership filed for Chapter 11 bankruptcy protection on October 2, 2001. The US Trustee has approved the cash collateral, which permits the partnership to remit a reduced monthly mortgage payment to the lender until January 15, 2002. The Operating General
Partner has until the January date to submit a Reorganization Plan.

Series 6

As of September 30, 2001 and 2000, the average Qualified Occupancy for the series was 100%. The series had a total of 15 properties at September 30,
2001, all of which were at 100% Qualified Occupancy.

For the six months being reported the series reflects a net loss from the Operating Partnerships of $159,885. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of
$490,929.

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

Boston Capital Tax Credit Fund Limited Partnership

	By:	Boston Capital Associates Limited Partnership, General Partner

	By:	BCA Associates Limited Partnership, General Partner

	By:	C&M Management, Inc., General Partner

Date:

November 20, 2001	By:/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of

1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

November 20, 2001	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), C&M Management Inc.; Director, President (Principal Executive Officer) BCTC Assignor Corp.