Form 10-Q
period 2001-12-31
BOSTON CAPITAL TAX CREDIT FUND LTD PARTNERSHIP
filed 2002-02-20
CIK 835095

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended December 31, 2001

                                             or

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

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2001

TABLE OF CONTENTS

FOR THE QUARTER ENDED DECEMBER 31, 2001 *

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

NINE Months Ended DECEMBER 31, 18

Statements_of_Operations_Series_1 19

Statements_of_Operations_Series_2 20

Statements_of_Operations_Series_3 21

Statements_of_Operations_Series_4 22

Statements_of_Operations_Series_5 23

Statements_of_Operations_Series_6 24

STATEMENTS OF CHANGES IN PARTNERS CAPITAL 25

Partners_Capital_Series_1 26

Partners_Capital_Series_2 26

Partners_Capital_Series_3 27

Partners_Capital_Series_4 27

Partners_Capital_Series_5 28

Partners_Capital_Series_6 28

Statements_of_Cash_Flows 29

Three Months Ended DECEMBER 31, 29

Cash_Flows_Series_1 *

Cash_Flows_Series_2 31

Cash_Flows_Series_3 32

Cash_Flows_Series_4 33

Cash_Flows_Series_5 34

Cash_Flows_Series_6 35

Notes_to_Financial_Statements *

Note_A_Organization 36

Note_B_Accounting *

Cost 37

Note_C_Related_Party_Transactions 39

Note_D_Investments 39

Combined_Statements_of_Operations 40

Combined_Statements_Series_1 40

Combined_Statements_Series_2 41

Combined_Statements_Series_3 42

Combined_Statements_Series_4 43

Combined_Statements_Series_5 44

Combined_Statements_Series_6 45

Note_E_Taxable_Loss 46

Liquidity 47

Capital_Resources 47

Results_of_Operations 48

Part_II_Other_Information 53

Signatures 54

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

	December 31, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 8,491,109	$ 9,128,027

OTHER ASSETS
Cash and cash equivalents	176,689	194,875
Other assets	1,127,970	1,105,471

	$ 9,795,768	$ 10,428,373

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	9,872,022	9,091,047

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 9,800,600 issued and outstanding	774,421	2,173,864
General Partner	(850,675)	(836,538)
	(76,254)	1,337,326
	$ 9,795,768	$ 10,428,373

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 1

	December 31, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	3,805	6,094
Other assets	68,113	68,113

	$ 71,918	$ 74,207

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	2,034,761	1,888,400

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 1,299,900 issued and outstanding	(1,829,990)	(1,682,827)
General Partner	(132,853)	(131,366)
	(1,962,843)	(1,814,193)
	$ 71,918	$ 74,207

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 2

	December 31, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 262,080	$ 325,798

OTHER ASSETS
Cash and cash equivalents	7,015	5,977
Other assets	569,584	569,584

	$ 838,679	$ 901,359

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	701,566	643,921

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 830,300 issued and outstanding	205,084	324,206
General Partner	(67,971)	(66,768)
	137,113	257,438
	$ 838,679	$ 901,359

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 3

	December 31, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 65,289	$ 206,629

OTHER ASSETS
Cash and cash equivalents	14,252	5,293
Other assets	88,689	70,240

	$ 168,230	$ 282,162

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	2,750,355	2,513,823

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 2,882,200 issued and outstanding	(2,304,390)	(1,957,431)
General Partner	(277,735)	(274,230)
	(2,582,125)	(2,231,661)
	$ 168,230	$ 282,162

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 4

	December 31, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 4,086,680	$ 4,593,447

OTHER ASSETS
Cash and cash equivalents	21,713	27,998
Other assets	251,685	247,635

	$ 4,360,078	$ 4,869,080

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	2,581,525	2,382,066

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 2,995,300 issued and outstanding	2,020,872	2,722,248
General Partner	(242,319)	(235,234)
	1,778,553	2,487,014
	$ 4,360,078	$ 4,869,080

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 5

	December 31, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 396,723	$ 405,558

OTHER ASSETS
Cash and cash equivalents	90,991	96,768
Other assets	149,899	149,899

	$ 637,613	$ 652,225

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	252,193	223,908

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 489,900 issued and outstanding	423,317	465,785
General Partner	(37,897)	(37,468)
	385,420	428,317
	$ 637,613	$ 652,225

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 6

	December 31, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 3,680,337	$ 3,596,595

OTHER ASSETS
Cash and cash equivalents	38,913	52,745
Other assets	-	-

	$ 3,719,250	$ 3,649,340

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	1,551,622	1,438,929

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 1,303,000 issued and outstanding	2,259,528	2,301,883
General Partner	(91,900)	(91,472)
	2,167,628	2,210,411
	$ 3,719,250	$ 3,649,340

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

	2001	2000

Income
Interest income	$ 481	$ 709
Miscellaneous income	36,900	300
	37,381	1,009

Share of loss from Operating Partnerships(Note D)	(151,531)	(399,442)

Expenses
Professional fees	9,625	2,258
Partnership management fees (Note C)	227,018	185,268
General and administrative fees	42,274	6,431
	278,917	193,957

NET LOSS	$ (393,067)	$ (592,390)

Net loss allocated to assignees	$ (389,137)	$ (586,466)

Net loss allocated to general partner	$ (3,930)	$ (5,924)

Net loss per BAC	$ (.20)	$ (.31)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 1

	2001	2000

Income
Interest income	$ 10	$ 38
Miscellaneous income	-	-
	10	38

Share of loss from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	1,636	386
Partnership management fees (Note C)	41,216	45,216
General and administrative fees	6,267	810
	49,119	46,412

NET LOSS	$ (49,109)	$ (46,374)

Net loss allocated to assignees	$ (48,618)	$ (45,910)

Net loss allocated to general partner	$ (491)	$ (464)

Net loss per BAC	$ (.04)	$ (.04)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 2

	2001	2000

Income
Interest income	$ 19	$ 21
Miscellaneous income	5,400	-
	5,419	21

Share of loss from Operating Partnerships(Note D)	(34,742)	(37,610)

Expenses
Professional fees	1,042	315
Partnership management fees	16,836	16,836
General and administrative fees	5,198	925
	23,076	18,076

NET LOSS	$ (52,399)	$ (55,665)

Net loss allocated to assignees	$ (51,875)	$ (55,108)

Net loss allocated to general partner	$ (524)	$ (557)

Net loss per BAC	$ (.06)	$ (.07)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 3

	2001	2000

Income
Interest income	$ 22	$ 26
Miscellaneous income	18,150	-
	18,172	26

Share of loss from Operating Partnerships(Note D)	(51,245)	(97,973)

Expenses
Professional fees	2,586	477
Partnership management fees (Note C)	66,497	67,497
General and administrative expenses	10,883	1,520
	79,966	69,494

NET LOSS	$ (113,039)	$ (167,441)

Net loss allocated to assignees	$ (111,909)	$ (165,767)

Net loss allocated to general partner	$ (1,130)	$ (1,674)

Net loss per BAC	$ (.04)	$ (.06)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 4

	2001	2000

Income
Interest income	$ 57	$ 18
Miscellaneous income	11,700	-
	11,757	18

Share of loss from Operating Partnerships(Note D)	(167,182)	(268,479)

Expenses
Professional fees	2,176	425
Partnership management fees (Note C)	57,721	35,366
General and administrative fees	9,984	1,482
	69,881	37,273

NET LOSS	$ (225,306)	$ (305,734)

Net loss allocated to assignees	$ (223,053)	$ (302,677)

Net loss allocated to general partner	$ (2,253)	$ (3,057)

Net loss per BAC	$ (.07)	$ (.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 5

	2001	2000

Income
Interest income	$ 254	$ 476
Miscellaneous income	1,650	300
	1,904	776

Share of income (loss) from Operating Partnerships(Note D)	(3,958)	(15,275)

Expenses
Professional fees	818	295
Partnership management fees (Note C)	9,429	9,429
General and administrative fees	4,274	955
	14,521	10,679

NET LOSS	$ (16,575)	$ (25,178)

Net loss allocated to assignees	$ (16,409)	$ (24,926)

Net loss allocated to general partner	$ (166)	$ (252)

Net loss per BAC	$ (.03)	$ (.05)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 6

	2001	2000

Income
Interest income	$ 119	$ 130
Miscellaneous income	-	-
	119	130

Share of income (loss) from Operating Partnerships(Note D)	105,596	19,895

Expenses
Professional fees	1,367	360
Partnership management fees (Note C)	35,319	10,924
General and administrative expenses	5,668	739
	42,354	12,023

NET INCOME (LOSS)	$ 63,361	$ 8,002

Net loss allocated to assignees	$ 62,727	$ 7,922

Net loss allocated to general partner	$ 634	$ 80

Net loss per BAC	$ .05	$ .01

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

	2001	2000

Income
Interest income	$ 2,256	$ 2,323
Miscellaneous income	37,423	320
	39,679	2,643

Share of loss from Operating Partnerships(Note D)	(636,900)	(1,111,549)

Expenses
Professional fees	76,235	72,387
Partnership management fees (Note C)	676,559	629,673
General and administrative fees	63,565	41,136
	816,359	743,196

NET LOSS	$(1,413,580)	$(1,852,102)

Net loss allocated to assignees	$(1,399,443)	$(1,833,582)

Net loss allocated to general partner	$ (14,137)	$ (18,520)

Net loss per BAC	$ (.73)	$ (.98)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,

(Unaudited)

Series 1

	2001	2000

Income
Interest income	$ 66	$ 145
Miscellaneous income	20	20
	86	165

Share of loss from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	13,156	12,876
Partnership management fees (Note C)	126,510	130,975
General and administrative fees	9,070	5,467
	148,736	149,318

NET LOSS	$ (148,650)	$ (149,153)

Net loss allocated to assignees	$ (147,163)	$ (147,661)

Net loss allocated to general partner	$ (1,487)	$ (1,492)

Net loss per BAC	$ (.11)	$ (.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 2

	2001	2000

Income
Interest income	$ 83	$ 68
Miscellaneous income	5,402	-
	5,485	68

Share of loss from Operating Partnerships(Note D)	(63,718)	(119,079)

Expenses
Professional fees	9,315	9,319
Partnership management fees	45,113	45,610
General and administrative fees	7,664	5,209
	62,092	60,138

NET LOSS	$ (120,325)	$ (179,149)

Net loss allocated to assignees	$ (119,122)	$ (177,358)

Net loss allocated to general partner	$ (1,203)	$ (1,791)

Net loss per BAC	$ (.14)	$ (.21)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 3

	2001	2000

Income
Interest income	$ 77	$ 113
Miscellaneous income	18,650	-
	18,727	113

Share of loss from Operating Partnerships(Note D)	(141,322)	(342,959)

Expenses
Professional fees	16,813	16,107
Partnership management fees (Note C)	194,141	190,491
General and administrative expenses	16,915	11,405
	227,869	218,003

NET LOSS	$ (350,464)	$ (560,849)

Net loss allocated to assignees	$ (346,959)	$ (555,241)

Net loss allocated to general partner	$ (3,505)	$ (5,608)

Net loss per BAC	$ (.12)	$ (.19)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 4

	2001	2000

Income
Interest income	$ 300	$ 67
Miscellaneous income	11,700	-
	12,000	67

Share of loss from Operating Partnerships(Note D)	(506,767)	(702,559)

Expenses
Professional feess	16,574	15,735
Partnership management fees (Note C)	181,536	160,808
General and administrative fees	15,584	10,705
	213,694	187,248

NET LOSS	$ (708,461)	$ (889,740)

Net loss allocated to assignees	$ (701,376)	$ (880,843)

Net loss allocated to general partner	$ (7,085)	$ (8,897)

Net loss per BAC	$ (.23)	$ (.29)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 5

	2001	2000

Income
Interest income	$ 1,144	$ 1,528
Miscellaneous income	1,651	300
	2,795	1,828

Share of loss from Operating Partnerships(Note D)	(8,835)	(53,602)

Expenses
Professional fees	7,690	6,325
Partnership management fees (Note C)	22,802	28,227
General and administrative fees	6,365	3,621
	36,857	38,173

NET LOSS	$ (42,897)	$ (89,947)

Net loss allocated to assignees	$ (42,468)	$ (89,048)

Net loss allocated to general partner	$ (429)	$ (899)

Net loss per BAC	$ (.09)	$ (.18)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 6

	2001	2000

Income
Interest income	$ 586	$ 402
Miscellaneous income	-	-
	586	402

Share of income (loss) from Operating Partnerships(Note D)	83,742	106,650

Expenses
Professional fees	12,687	12,025
Partnership management fees (Note C)	106,457	73,562
General and administrative expenses	7,967	4,729
	127,111	90,316

NET INCOME (LOSS)	$ (42,783)	$ 16,736

Net loss allocated to assignees	$ (42,355)	$ 16,569

Net loss allocated to general partner	$ (428)	$ 167

Net loss per BAC	$ (.03)	$ .01

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine Months Ended December 31,
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2001	$ 2,173,864	$ (836,538)	$ 1,337,326

Net loss	(1,399,443)	(14,137)	(1,413,580)

Partners' capital (deficit), December 31, 2001	$ 774,421	$ (850,675)	$ (76,254)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine Months Ended December 31,
(Unaudited)

	Assignees	General Partner	Total
Series 1
Partners' capital (deficit) April 1, 2001	$(1,682,827)	$ (131,366)	$(1,814,193)

Net loss	(147,163)	(1,487)	(148,650)

Partners' capital (deficit) December 31, 2001	$(1,829,990)	$ (132,853)	$(1,962,843)

Series 2
Partners' capital (deficit) April 1, 2001	$ 324,206	$ (66,768)	$ 257,438

Net income (loss)	(119,122)	(1,203)	(120,325)

Partners' capital (deficit) December 31, 2001	$ 205,084	$ (67,971)	$ 137,113

The accompanying notes are an integral part of these statements.

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine Months Ended December 31,
(Unaudited)

	Assignees	General Partner	Total
Series 3
Partners' capital (deficit) April 1, 2001	$(1,957,431)	$ (274,230)	$(2,231,661)

Net income (loss)	(346,959)	(3,505)	(350,464)

Partners' capital (deficit) December 31, 2001	$(2,304,390)	$ (277,735)	$(2,582,125)

Series 4
Partners' capital (deficit) April 1, 2001	$ 2,722,248	$ (235,234)	$ 2,487,014

Net loss	(701,376)	(7,085)	(708,461)

Partners' capital (deficit), December 31, 2001	$ 2,020,872	$ (242,319)	$ 1,778,553

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine Months Ended December 31,
(Unaudited)

	Assignees	General Partner	Total
Series 5
Partners' capital (deficit) April 1, 2001	$ 465,785	$ (37,468)	$ 428,317

Net loss	(42,468)	(429)	(42,897)

Partners' capital (deficit), December 31, 2001	$ 423,317	$ (37,897)	$ 385,420

Series 6
Partners' capital (deficit) April 1, 2001	$ 2,301,883	$ (91,472)	$ 2,210,411

Net loss	(42,355)	(428)	(42,783)

Partners' capital (deficit), December 31, 2001	$ 2,259,528	$ (91,900)	$ 2,167,628

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS
Nine Months Ended December 31,
(Unaudited)

	2001	2000
Cash flows from operating activities:

Net Loss	$(1,413,580)	$(1,852,102)
Adjustments
Distributions from Operating Partnerships	18	18,088
Amortization	-	-
Share of Loss from Operating Partnerships	636,900	1,111,549
Changes in assets and liabilities
Increase (Decrease) in accounts payable	780,975	798,605
Decrease (Increase) in other assets	(22,499)	(34,852)

Net cash (used in) provided by operating activities	(18,186)	41,288

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(18,186)	41,288

Cash and cash equivalents, beginning	194,875	149,652

Cash and cash equivalents, ending	$ 176,689	$ 190,940

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 1

	2001	2000
Cash flows from operating activities:

Net Loss	$ (148,650)	$ (149,153)
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	-	-
Share of Loss from Operating Partnerships	-	-
Changes in assets and liabilities
Increase (Decrease) in accounts payable	146,361	142,406
Decrease (Increase) in other assets	-	-

Net cash (used in) provided by operating activities	(2,289)	(6,747)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,289)	(6,747)

Cash and cash equivalents, beginning	6,094	11,172

Cash and cash equivalents, ending	$ 3,805	$ 4,425

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 2

	2001	2000
Cash flows from operating activities:

Net Loss	$ (120,325)	$ (179,149)
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	-	-
Share of Loss from Operating Partnerships	63,718	119,079
Changes in assets and liabilities
Increase (Decrease) in accounts payable	57,645	59,971
Decrease (Increase) in other assets	-	-

Net cash (used in) provided by operating activities	1,038	(99)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,038	(99)

Cash and cash equivalents, beginning	5,977	4,403

Cash and cash equivalents, ending	$ 7,015	$ 4,304

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 3

	2001	2000
Cash flows from operating activities:

Net Loss	$ (350,464)	$ (560,849)
Adjustments
Distributions from Operating Partnerships	18	-
Amortization	-	-
Share of Loss from Operating Partnerships	141,322	342,959
Changes in assets and liabilities
Increase (Decrease) in accounts payable	236,532	240,149
Decrease (Increase) in other assets	(18,449)	(28,578)

Net cash (used in) provided by operating activities	8,959	(6,319)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,959	(6,319)

Cash and cash equivalents, beginning	5,293	7,782

Cash and cash equivalents, ending	$ 14,252	$ 1,463

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 4

	2001	2000
Cash flows from operating activities:

Net Loss	$ (708,461)	$ (889,740)
Adjustments
Distributions from Operating Partnerships	-	2
Amortization	-	-
Share of Loss from Operating Partnerships	506,767	702,559
Changes in assets and liabilities
Increase (Decrease) in accounts payable	199,459	217,906
Decrease (Increase) in other assets	(4,050)	(6,274)

Net cash (used in) provided by operating activities	(6,285)	24,453

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,285)	24,453

Cash and cash equivalents, beginning	27,998	5,558

Cash and cash equivalents, ending	$ 21,713	$ 30,011

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 5

	2001	2000
Cash flows from operating activities:

Net Loss	$ (42,897)	$ (89,947)
Adjustments
Distributions from Operating Partnerships	-	(1)
Amortization	-	-
Share of Loss from Operating Partnerships	8,835	53,602
Changes in assets and liabilities
Increase (Decrease) in accounts payable	28,285	28,287
Decrease (Increase) in other assets	-	-

Net cash (used in) provided by operating activities	(5,777)	(8,059)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,777)	(8,059)

Cash and cash equivalents, beginning	96,768	105,507

Cash and cash equivalents, ending	$ 90,991	$ 97,448

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 6

	2001	2000
Cash flows from operating activities:

Net Loss	$ (42,783)	$ 16,736
Adjustments
Distributions from Operating Partnerships	-	18,087
Amortization	-	-
Share of Loss from Operating Partnerships	(83,742)	(106,650)
Changes in assets and liabilities
Increase (Decrease) in accounts payable	112,693	109,886
Decrease (Increase) in other assets	-	-

Net cash (used in) provided by operating activities	(13,832)	38,059

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(13,832)	38,059

Cash and cash equivalents, beginning	52,745	15,230

Cash and cash equivalents, ending	$ 38,913	$ 53,289

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS
December 31, 2001

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
December 31, 2001
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of December 31,
2001 and for the three and nine months then ended have been prepared by the
Partnership, without audit, pursuant to the rules and regulations of the
Securities and Exchange Commission. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the
Partnership adjusts its investment cost for its share of each Operating
Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Partnership in acquiring the investments in
Operating Partnerships are capitalized to the investment account. The
Partnership's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's
Annual Report on Form 10-K.

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings LP,
Boston Capital Partners, Inc. and Boston Capital Asset Management Limited
Partnership.

General and administrative expenses incurred by Boston Capital Holdings LP,
Boston Capital Partners, Inc. and its affiliates were charged to each series'
operations for the quarters ended December 31, 2001 and 2000 as follows:

	2001	2000
Series 1	$ 3,898	$ 446
Series 2	3,541	669
Series 3	5,626	700
Series 4	5,309	751
Series 5	3,350	633
Series 6	3,769	446

	$25,493	$3,645

NOTE C - RELATED PARTY TRANSACTIONS (continued)

An annual partnership management fee based on .375 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. The
partnership management fee accrued for the quarters ended December 31, 2001 and 2000 are as follows:

	2001	2000
Series 1	$ 45,216	$ 45,216
Series 2	16,836	16,836
Series 3	67,497	67,497
Series 4	62,721	62,721
Series 5	9,429	9,429
Series 6	36,069	36,069

	$237,768	$237,768

Accounts payable - affiliates at December 31, 2001 and 2000 represents accrued general and administrative expenses, partnership management fees, and advances from an affiliate of the general partner, which are payable to
Boston Capital Partners, Inc., and Boston Capital Asset Management Limited
Partnership.

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
December 31, 2001

NOTE C - RELATED PARTY TRANSACTIONS (continued)

As of December 31, 2001, an affiliate of the general partner advanced a total of $689,129 to the Partnership to pay certain operating expenses of the
Partnership, and to make advances and/or loans to Operating Partnerships.
$7,500 of the total was advanced during the quarter ended December 31, 2001.
Below is a summary, by series, of the advances made to date.

2001
Series 1	$ 90,810
Series 2	68,000
Series 3	193,279
Series 4	337,040

$689,129

These advances are included in Accounts payable-affiliates. These advances, and any additional advances, will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships.

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At December 31, 2001 and 2000, the Partnership had limited partnership interests in one hundred and three Operating Partnerships which own operating apartment complexes as follows: eighteen in Series 1; eight in Series 2;
thirty-three in Series 3; twenty-four in Series 4; five in Series 5; and
fifteen in Series 6.

Under the terms of the Partnership's investment in each Operating
Partnership, the Partnership was required to make capital contributions to such Operating Partnerships. These contributions were payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. At December 31, 2001 and 2000, all capital contributions had been paid.

The Partnership's fiscal year ends March 31 of each year, while all the
Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period.
Accordingly, the current financial results available for the Operating
Partnerships are for the nine months ended September 30, 2001.

The combined unaudited summarized statements of operations of the
Operating Partnerships for the nine months ended September 30, 2001 and 2000 are as follows:

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS
December 31, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months ended September 30,
(Unaudited)

Series 1

	2001	2000

Revenues
Rental	$ 3,757,778	$ 4,139,052
Interest and other	167,620	159,909

	3,925,398	4,298,961

Expenses
Interest	738,738	1,042,238
Depreciation and amortization	1,486,346	1,552,419
Operating expenses	3,282,646	3,550,414
	5,507,730	6,145,071

NET LOSS	$(1,582,332)	$(1,846,110)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership	$ -	$ -

Net loss allocated to other Partners	$ (15,823)	$ (18,461)

Net loss suspended	$(1,566,509)	$(1,827,649)

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
December 31, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months ended September 30,
(Unaudited)

Series 2

	2001	2000

Revenues
Rental	$ 1,168,730	$ 1,076,769
Interest and other	54,345	53,077

	1,223,075	1,129,846

Expenses
Interest	230,232	215,086
Depreciation and amortization	299,127	299,188
Operating expenses	872,767	852,224
	1,402,126	1,366,498

NET LOSS	$ (179,051)	$ (236,652)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership	$ (63,718)	$ (119,079)

Net loss allocated to other Partners	$ (1,791)	$ (2,367)

Net loss suspended	$ (113,542)	$ (115,206)

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
December 31, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months ended September 30,
(Unaudited)

Series 3
	2001	2000

Revenues
Rental	$ 6,067,900	$ 5,644,995
Interest and other	222,590	327,835

	6,290,490	5,972,830

Expenses
Interest	1,947,948	1,716,272
Depreciation and amortization	1,890,726	1,976,087
Operating expenses	4,357,744	3,937,397
	8,196,418	7,629,756

NET LOSS	$(1,905,928)	$(1,656,926)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership	$ (141,322)	$ (342,959)

Net loss allocated to other partners	$ (19,059)	$ (16,569)

Net loss suspended	$(1,745,547)	$(1,297,398)

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
December 31, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months ended September 30,
(Unaudited)

Series 4

	2001	2000

Revenues
Rental	$ 5,160,096	$ 5,090,770
Interest and other	199,546	206,332

	5,359,642	5,297,102

Expenses
Interest	1,640,830	1,908,534
Depreciation and amortization	1,492,081	1,686,902
Operating expenses	3,410,424	3,354,897
	6,543,335	6,950,333

NET LOSS	$(1,183,693)	$(1,653,231)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership	$ (506,767)	$ (702,559)

Net loss allocated to other Partners	$ (11,837)	$ (16,532)

Net loss suspended	$ (665,089)	$ (934,140)

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
December 31, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months ended September 30,
(Unaudited)

Series 5
	2001	2000

Revenues
Rental	$ 546,987	$ 518,975
Interest and other	62,867	51,788

	609,854	570,763

Expenses
Interest	125,533	102,159
Depreciation and amortization	169,152	171,531
Operating expenses	403,599	397,453
	698,284	671,143

NET LOSS	$ (88,430)	$ (100,380)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership	$ (8,835)	$ (53,602)

Net loss allocated to other Partners	$ (884)	$ (1,004)

Net loss suspended	$ (78,711)	$ (45,774)

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
December 31, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months ended September 30,

(Unaudited)

Series 6
	2001	2000

Revenues
Rental	$ 3,397,253	$ 3,249,733
Interest and other	164,261	135,640

	3,561,514	3,385,373

Expenses
Interest	816,539	839,936
Depreciation and amortization	946,549	981,318
Operating expenses	1,909,516	1,801,217
	3,672,604	3,622,471

NET LOSS	$ (111,090)	$ (237,098)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership	$ 83,742	$ 106,650

Net loss allocated to other Partners	$ (1,111)	$ (2,371)

Net loss suspended	$ (193,721)	$ (341,377)

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

December 31, 2001
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

The Partnership is currently accruing the annual partnership management fee. Partnership management fees accrued during the quarter ended December
31, 2001 were $237,768 and total partnership management fees accrued as of
December 31, 2001 were $9,064,558. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Partnership receives sales or refinancing proceeds from Operating Partnerships, which will be used to satisfy such liabilities.

The Partnership has recorded $807,368 as other payables to affiliates. This represents advances to pay certain third party operating expenses of the
Partnership, advances and/or loans to Operating Partnerships, and accrued overhead allocations. The breakout between series is: $105,580 in series 1, $93,266 in series 2, $230,560 in series 3, $365,384 in series 4, none in series 5, and $12,578 in series 6. These and any future advances or accruals will be paid, without interest, from available cash flow, reporting fees, or proceeds of sales or refinancing of the Partnership's interest in
Operating Partnerships.

Capital Resources

The Partnership offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on August 29, 1988. The Partnership
received and accepted subscriptions for $97,746,940 representing 9,800,600
BACs from investors admitted as BAC Holders in Series 1 through Series 6 of the Partnership. Offers and sales of BACs in Series 1 through Series 6 of the
Partnership were completed and the last of the BACs in Series 6 were issued by the Partnership on September 29, 1989. At December 31, 2001 and 2000 the
Partnership had limited partnership equity interests in 103 Operating
Partnerships.

As of December 31, 2001 the Partnership had $176,689 in remaining cash and cash equivalents. Below is a table, which provides, by series, the equity raised, number of BACs sold, final date BACs were offered, number of properties invested in, and remaining proceeds.
Series	Equity	BACs	Final Close Date	Number of Properties	Proceeds Remaining
1	$12,999,000	1,299,900	12/18/88	18	$ 3,805
2	8,303,000	830,300	03/30/89	8	7,015
3	28,822,000	2,882,200	03/14/89	33	14,252
4	29,788,160	2,995,300	07/07/89	24	21,713
5	4,899,000	489,900	08/22/89	5	90,991
6	12,935,780	1,303,000	09/29/89	15	38,913

	$97,746,940	9,800,600		103	$176,689

Results of Operations

At December 31, 2001 and 2000 the Partnership held limited partnership interests in 103 Operating Partnerships. In each instance the Apartment
Complex owned by the applicable Operating Partnership is eligible for the
Federal Housing Tax Credit. Occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test(i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

The Partnership incurs an annual partnership management fee to the General
Partner and/or its affiliates in an amount equal to 0.375% of the aggregate cost of the Apartment Complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid by the Operating Partnerships. The annual partnership management fee is currently being accrued. It is anticipated that outstanding fees will be repaid from sale or refinancing proceeds. The annual partnership management fee charged to operations for the quarters ended December 31, 2001 and 2000, net of reporting fees were $227,018 and $185,268, respectively.

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

Series 1

As of December 31, 2001 and 2000, the average Qualified Occupancy for the series was 100%. The series had a total of 18 properties at December 31,
2001, all of which were at 100% Qualified Occupancy.

For the nine months being reported, the series reflects a net loss from
Operating Partnerships of $1,582,332. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect negative operations of
$95,986.

Genesee Commons Associates (River Park Commons) and Kingston Property
Associates (Broadway East Townhomes) have incurred operating deficits as a result of weak occupancy. Both partnerships have a verbal forbearance agreement in place allowing the properties to pay minimal mortgage payments while the properties continue to accrue all interest payments due. Both properties also received loans from the state housing agency, which were used to complete rehabilitation work. The operations at Kingston Property
Associates have improved with an occupancy level of 90% as of December 2001.
The operations at Genesee Commons Associates remain weak with an occupancy level of 84% As of December 2001. Both properties continue to work with local and state agencies to locate qualified residents. Also, the properties are working with local non-profit agencies and churches to develop a referral system. The properties have not made the minimum debt service payments, as outlined in the forbearance agreements since 1997. While Genesee Commons
Associates does not anticipate making a debt service payment for 2001,
Kingston Property Associates does, although the amount is yet to be determined. At this time, the mortgage holders for each of these two properties have not taken any adverse action. The Operating General Partner met with the lenders for both properties. The Operating General Partner reports that the meeting was successful, receiving verbal approval that the mortgage holders would not foreclose on the properties prior to the end of the compliance period. The 15 year compliance period for Genesee Commons and
Kingston Property Associates ends on December 31st, 2002 and December 31st,
2003, respectively. The Investment General Partner will continue to monitor the situation closely.

Series 2

As of December 31, 2001 and 2000, the average Qualified Occupancy for the series was 100%. The series had a total of eight properties at December 31,
2001 all of which were at 100% Qualified Occupancy.

For the nine months being reported the series reflects a net loss from the Operating Partnerships of $179,051. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $120,076.

The properties owned by Haven Park Partners III, A California L.P. (Glenhaven
Park III) and Haven Park Partners IV, A California L.P. (Glenhaven Park IV)
continue to suffer from high operating expenses compared to operating income.
Effective October 4th, 2000 San Mar Properties of Fresno, California assumed the role of management agent. An affiliate of San Mar Properties, Central
Valley Affordable Housing LLC, assumed the General Partner interest effective
December 31, 2000, and is now responsible for funding all future operating deficits. The Operating Partnerships are not operating at breakeven. The
Partnerships have filed for a welfare tax exemption, and are currently awaiting a decision by the state. If granted, the tax exemption will have a positive effect on the cash flow. Occupancy at each property has stabilized as a result of the efforts of the new management company. As of December 31,
2001 physical occupancy at both Haven Park III and Haven Park IV was 100%.

Annadale Housing Partners (Kingsview Manor & Estates) has historically reported net losses due to operational issues associated with the property. Occupancy remains stable at 89% through the fourth quarter of 2001.
Operations at the property continued to improve in 2001, partly due to a 14%
increase in rental income over the prior year. An affiliate of the management company assumed the General Partner responsibilities for the partnership, on
January 1, 2001. The property continues to breakeven, and is able to continue to fund capital improvements from operations. The Investment Partner continues to monitor this situation.

Series 3.

As of December 31, 2001 and 2000, the average Qualified Occupancy for the series was 99.0% and 99.1%, respectively. The series had a total of 33 properties at December 31, 2001 of which 30 were at 100% Qualified Occupancy.

For the nine months being reported series reflects a net loss from the
Operating Partnerships of $1,905,928. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect negative operations of
$15,202.

The Investment General Partner continues to monitor the operations of Lincoln
Hotel Associates (Lincoln Apartments) in an effort to improve the overall operations of Lincoln Apartments. As of December 31, 2001 the physical occupancy of the property was 100% as compared to 97% at September 30, 2001.
The stable occupancy, along with expense reductions, has resulted in improved operations during 2001. The mortgage is current under the terms of the forbearance agreement. The taxes, insurance and payables are current.

The area surrounding the property owned by California Investors VI LP (Orchard
Park) continues to experience economic growth. A high school has been built across the street from the front entrance of the community and opened during the third quarter. The location of this school will continue to enhance marketing efforts. Occupancy averaged 98% for the fourth quarter of 2001.
During 2001 the property was able to operate at breakeven, while continuing to fund capital improvement projects. This is in part due to a rent increase implemented in March 2001. The increase was phased in as leases expired. The full benefit of the increase will be evident in 2002. In addition to the positive changes affecting this partnership, an affiliate of the management company assumed the General Partner responsibilities for the partnership on
January 1, 2001, and is now responsible for funding all future operating deficits.

Operations continue to improve at Hidden Cove Apartments (Hidden Cove) as evidenced by stabilized occupancy and increased rental collections. Occupancy for the fourth quarter of 2001 averaged 97%. To date the property has been able to complete minor capital improvements and fund its replacement reserve account without financial assistance. The property operated below breakeven for the year 2001 due to an unforeseen expense incurred to cure termite infestation. Cash flow and reserves will continue to be utilized to make improvements necessary to maintain building safety. The Operating General
Partner has completed negotiations with the property's management company and has transferred the Operating General Partnership interest to that entity effective January 1, 2001. The Operating General Partner has been negotiating to refinance the permanent mortgage. The current lender is unwilling at this time to entertain any refinance proposal not involving a complete paydown of all outstanding debt, including all accrued interest. It is not in the
Partnerships best interest to structure a refinance as proposed.

Central Parkway Towers (Central Parkway Towers) average occupancy increased to
75% for year ended December 31, 2001 as compared to 2000's average occupancy of 67%. The Management Company continues to work with city and state, non-
profit agencies to expand tenant referrals and housing contracts. The
Operating General Partner's operating deficit guarantee obligation has expired, however, it is currently participating, with the Investment Limited
Partner, in funding shortfalls. The property's overall financial position is slowly improving, and third party accounts payable and accrued expenses are gradually being reduced.

The Investment Limited Partner continues to monitor the operations of Rainbow
Housing Associates (Rainbow Apartments) in an effort to reduce the amount of aged payables and generate positive cash flow. The majority of payables are due to the Management Company for past due fees and the General Partner for previous operating advances. There are no outstanding Real Estate taxes and the mortgage loan is current. To date, a number of capital improvements have been successfully completed. The refinance of the mortgage loan, which took place in July 2001 has helped to improve the overall cash flow situation, however the property has not yet achieved break even. Capital improvements that are required to be made by the property as a result of the HUD REAC
Inspection have caused expenses to be much higher than normal and causing the property to operate below breakeven. The Operating General Partner is working to reduce aged payables, improve the physical image of the property and generate cash flow. Occupancy for the fourth quarter averaged 98.33%. It is anticipated that the property will operate above break even by the end of the first quarter of 2002.

Series 4

As of December 31, 2001 and 2000, the average Qualified Occupancy for the series was 100%. The series had a total of 24 properties at December 31,
2001, all of which were at 100% Qualified Occupancy.

For the nine months being reported the series reflects a net loss from the Operating Partnerships of $1,183,693. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $308,388.

Central Parkway Towers (Central Parkway Towers) average occupancy increased to
75% year ended December 31, 2001 as compared to 2000's average occupancy of
67%. The Management Company continues to work with city and state, non-profit agencies to expand tenant referrals and housing contracts. The Operating
General Partner's operating deficit guarantee obligation has expired; however, it is currently participating, with the Investment Limited Partner, in funding shortfalls. The properties overall financial position is slowly improving, and third party accounts payable and accrued expenses are gradually being reduced.

The property owned by Haven Park Partners II, A California L.P. (Glenhaven
Park II) continues to suffer from excessive operating expenses compared to operating income. Effective October 4, 2000 San Mar Properties of Fresno,
California assumed the role of management agent. An affiliate of San Mar
Properties, Central Valley Affordable Housing LLC, assumed the General Partner interest effective December 31, 2000, and is now responsible for funding all future operating deficits. As a result of the efforts of the new management company, occupancy levels have improved. The Partnership has filed for a welfare tax exemption, and is currently awaiting a decision by the state. If granted, the tax exemption will have a positive effect on the cash flow.
Physical occupancy at Haven Park II has stabilized at 100% through the fourth quarter of 2001.

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
Occupancy is stable averaging 98% for the fourth quarter of 2001 and the property continues to operate at breakeven. Due to the improvements in operations demonstrated in the year 2000 and 2001, plus the commitment from the new General Partner, we believe the Going Concern opinion will be removed in 2001.

Series 5

As of December 31, 2001 and 2000, the average Qualified Occupancy for the series was 100%. The series had a total of five properties at December 31,
2001, all of which were at 100% Qualified Occupancy.

For the nine months being reported the series reflects a net loss from the Operating Partnerships of $88,430. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $80,722.

Annadale Housing Partners (Kingsview Manor & Estates) has historically reported net losses due to operational issues associated with the property.  Occupancy remains stable at 89% through the fourth quarter of 2001.
Operations at the property continued to improve in 2001, partly due to a 14%
increase in rental income over the prior year. An affiliate of the management company assumed the General Partner responsibilities for the partnership, on
January 1, 2001. The property continues to breakeven, and is able to continue to fund capital improvements from operations. The Investment Partner continues to monitor this situation.

The property owned by Glenhaven Park Partners, A California L.P. (Glenhaven
Estates) continues to suffer from excessive operating expenses compared to operating income. Effective October 4, 2000, San Mar Properties of Fresno,
California assumed the role of management agent. An affiliate of San Mar
Properties, Central Valley Affordable Housing LLC, assumed the General Partner interest effective December 31, 2000, and is now responsible for funding all future operating deficits. In February 2001 the property was no longer able to meet the mortgage obligations. The Operating General Partner with the assistance from the Investment General Partner attempted to restructure the debt, however they were unsuccessful. The Operating General Partner advanced funds to bring five of the mortgage notes current. The Operating General
Partner has agreed to keep these units tax credit compliant. The mortgage holder with the seven remaining mortgage notes was unwilling to negotiate a restructure of those loans. Therefore, in an attempt prevent foreclosure on the seven remaining notes, the partnership filed for Chapter 11 bankruptcy protection on October 2, 2001. The US Trustee has approved the cash collateral, which permits the partnership to remit a reduced monthly mortgage payment. The Reorganization Plan involves bringing current one of the seven delinquent loans in order to remain compliant with IRS Section 42 minimum requirements, thus avoiding disallowance and full recapture of the tax credits. As negotiations with the lender to restructure the debt have thus far failed it is likely that the Partnership will face partial recapture of the tax credits associated with six delinquent mortgage notes. The
Partnership will face partial recapture of credit.

Series 6

As of December 31, 2001 and 2000, the average Qualified Occupancy for the series was 100%. The series had a total of 15 properties at December 31,
2001, all of which were at 100% Qualified Occupancy.

For the nine months being reported the series reflects a net loss from the Operating Partnerships of $111,090. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of
$835,459. In the current quarter an adjustment was made to depreciation for a past quarter over-expense.

The increase in net income per BAC for the current three month period over the prior year is a result of an accounting correction made for the quarter ended December 31, 2001 for excess depreciation expense recorded for the six months ended June 30, 2001 by one of the Operating Partnerships.

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

Boston Capital Tax Credit Fund Limited Partnership

	By:	Boston Capital Associates Limited Partnership, General Partner

	By:	BCA Associates Limited Partnership, General Partner

	By:	C&M Management, Inc., General Partner

Date:

February 20, 2002	By:/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of

1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

February 20, 2002	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), C&M Management Inc.; Director, President (Principal Executive Officer) BCTC Assignor Corp.