Form 10-K
period 2002-03-31
BOSTON CAPITAL TAX CREDIT FUND LTD PARTNERSHIP
filed 2002-07-12
CIK 835095

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PERSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2002

or

☐	TRANSITION REPORT PERSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-17679

BOSTON CAPITAL TAX CREDIT FUND LIMITED PARTNERSHIP

(Exact name of registrant as specified in its charter)

Delaware	04-3006542
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Boston Place, Suite 2100, Boston, Massachusetts	02108
(Address of principal executive offices)	(Zip Code)

Registrants telephone number, including area code (617)624-8900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange On which registered
None	None

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

YES  ☒   NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒☒

DOCUMENTS INCORPORATED BY REFERENCE

The following documents of the Partnership are incorporated by reference:

Form 10-K Parts	Documents

Parts I, III	October 14, 1988 Prospectus, as supplemented

BOSTON CAPITAL TAX CREDIT FUND LIMITED PARTNERSHIP

Form 10-K ANNUAL REPORT

FOR THE YEAR ENDED MARCH 31, 2002

PART I

Item 1.    Business

Organization

Boston Capital Tax Credit Fund Limited Partnership (the “Partnership”) is a limited partnership formed under the Delaware Revised Uniform Limited Partnership Act as of June 1, 1988.  Effective as of June 1, 2001 there was a restructuring, and as a result, the Fund’s general partner was reorganized as follows.  The General Partner of the Fund continues to be Boston Capital Associates Limited Partnership, a Massachusetts limited partnership.  The general partner of the General Partner is BCA Associates Limited Partnership, a Massachusetts limited partnership, whose sole general partner is C&M Management, Inc., a Massachusetts corporation.  John P. Manning is the principal of Boston Capital Partners, Inc.  The limited partner of the General Partner is Capital Investment Holdings, a general partnership whose partners are certain officers and employees of Boston Capital Partners, Inc., and its affiliates. The Assignor Limited Partner is BCTC Assignor Corp., a Delaware corporation which is now wholly–owned by John P. Manning.

The Assignor Limited Partner was formed for the purpose of serving in that capacity for the Partnership and will not engage in any other business.  Units of beneficial interest in the Limited Partnership Interest of the Assignor Limited Partner were assigned by the Assignor Limited Partner by means of beneficial assignee certificates (“BACs”) to investors and investors are entitled to all the rights and economic benefits of a Limited Partner of the Partnership including rights to a percentage of the income, gains, losses, deductions, credits and distributions of the Partnership.

A Registration Statement on Form S–11 and the related prospectus, as supplemented (the “Prospectus”) was filed with the Securities and Exchange Commission and became effective August 29, 1988 in connection with a public offering (“Offering”) of Series 1 through 6. The Partnership raised $97,746,940 representing a total of 9,800,600 BACs.  The offering of BACs in all series ended on September 29, 1989.

Description of Business

The Partnership’s principal business is to invest as a limited partner in other limited partnerships (the “Operating Partnerships”), each of which was to own or lease and operate an Apartment Complex exclusively or partially for low- and moderate-income tenants.  Each Operating Partnership in which the Partnership has invested owns an Apartment Complex which is completed, newly-constructed, or newly-rehabilitated. Each Apartment Complex qualified for the low-income housing tax credit under Section 42 of the Code (the “Federal Housing Tax Credit”), thereby providing tax benefits over a period of eleven years in the form of tax credits which investors may use to offset income, subject to certain strict limitations, from other sources.  Certain of the Apartment Complexes also qualified for the historic rehabilitation tax credit under Section 48 of the Code (the “Rehabilitation Tax Credit”).  The Federal Housing Tax Credit and the Government Assistance programs are described on pages 53 to 73 of the Prospectus under the caption “Government Assistance

Programs,” which is incorporated herein by reference.  Section 236 (f) (ii) of the National Housing Act, as amended, in Section 101 of the Housing and Urban Development Act of 1965, as amended, each provide for the making by HUD of rent supplement payments to low income tenants in properties which receive other forms of federal assistance such as Tax Credits.  The payments for each tenant, which are made directly to the owner of their property, generally are in such amounts as to enable the tenant to pay rent equal to 30% of the adjusted family income.  Some of the Apartment Complexes in which the Partnership has invested are receiving such rent supplements from HUD.  HUD has been in the process of converting rent supplement assistance to assistance paid not to the owner of the Apartment Complex, but directly to the individuals.  At this time, the Partnership is unable to predict whether Congress will continue rent supplement programs payable directly to owners of the Apartment Complex.

At March 31, 2002, the Partnership had limited partnership equity interests in one hundred three operating partnerships which own operating apartment complexes as follows:  eighteen in Series 1; eight in Series 2; thirty–three in Series 3; twenty–four in Series 4; five in Series 5; and fifteen in Series 6.  A description of these Operating Partnerships is set forth in Item 2 herein.

The business objectives of the Partnership are to:

(1)  preserve and protect the Partnership’s capital;

(2)  provide current tax benefits to Investors in the form of (a) Federal Housing Tax Credits and Rehabilitation Tax Credits, which an Investor may apply, subject to certain strict limitations, against his federal income tax liability form active, portfolio and passive income, and (b) passive losses which an Investor may apply to offset his passive income (if any);

(3)  Provide capital appreciation through increases in value of the Partnership’s investments and, to the extent applicable, equity buildup through periodic payments on the mortgage indebtedness with respect to the Apartment Complexes;

(4)  provide cash distributions (except with respect to the Partnership’s investment in certain Non–Profit Operating Partnerships) from a Capital Transaction as to the Partnership.  The Operating Partnerships intend to hold the Apartment Complexes for appreciation in value.  The Operating Partnerships may sell the Apartment Complexes after a period of time if financial conditions in the future make such sales desirable and if such sales are permitted by government restrictions.

The business objectives and investment policies of the Partnership are described more fully on pages 44 to 52 of the Prospectus under the caption “Business Objectives and Investment Policies,” which is incorporated herein by reference.

Employees

The Partnership does not have any employees.  Services are performed by the General Partner and its affiliates and agents retained by them.

Item 2.    Properties

The Partnership has acquired a limited partnership interest in each of the one hundred three Operating Partnerships identified in the following tables.  In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each Apartment Complex which complied with the Minimum Set–Aside Test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as “Qualified Occupancy”.  Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus, as supplemented, or applicable Report on Form 8-K.  The General Partner believes that there is adequate casualty insurance on the properties.

Please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed discussion of operational difficulties experienced by certain of the Operating Partnerships.

Boston Capital Tax Credit Fund Limited Partnership - Series 1

PROPERTY PROFILES AS OF MARCH 31, 2002

Property Name	Location	Units	Mortgage Balance As Of 12/31/01	Construction Completion	Qualified Occupancy 3/31/02	Capital Contributed
Apple Hill Apartments	West Newton, NC	44	$1,469,773	01/88	100%	$317,660

Bolivar Manor Apartments	Bolivar, NY	24	871,381	11/88	100%	180,498

Briarwood Apartments	Vero Beach, FL	45	1,461,981	08/89	100%	386,368

Broadway East	Kingston, NY	122	5,184,279	06/89	100%	952,500

Country Knoll	Coldwater, MI	32	928,202	07/89	100%	202,610

Country Village Apts	Warwick, NY	64	3,141,677	04/89	100%	845,000

Elk Rapids II Apartments	Elk Rapids, MI	24	731,982	02/89	100%	161,078

Green Acres Apartments	Yulee, FL	47	1,464,063	08/89	100%	394,500

Inglewood Meadows	St. Cloud, FL	50	1,470,490	11/88	100%	394,400

Minnehaha Court Apts.	St. Paul, MN	24	1,100,388	11/88	100%	631,138

Moss Creek Apartments	Wewahitchka, FL	23	703,410	06/88	100%	207,592

River Park Commons	Rochester, NY	402	9,885,996	12/88	100%	2,315,400

Sunset West Apartments	Conneaut, OH	40	1,160,306	04/88	100%	250,701

Villas of Geneva	Geneva, OH	40	1,175,836	08/88	100%	254,967

Virginia Circle Townhomes	St. Paul, MN	16	648,206	06/88	100%	395,000

Westchase Apartments	Three Rivers, MI	32	955,508	07/89	100%	202,610

Wood Creek Manor	Saulte St. Marie, MI	32	956,047	07/89	100%	213,390

Woodland Terrace	St. Cloud, FL	50	1,470,491	11/88	100%	394,500

Boston Capital Tax Credit Fund Limited Partnership - Series 2

PROPERTY PROFILES AS OF MARCH 31, 2002

Property Name	Location	Units	Mortgage Balance As Of 12/31/01	Construction Completion	Qualified Occupancy 3/31/02	Capital Contributed
Annadale Apartments	Fresno, CA	222	$10,970,799	06/90	100%	$1,736,542

Calexico Village Apts.	Calexico, CA	36	1,552,698	04/90	100%	464,896

Glenhaven Park III	Merced, CA	15	481,049	12/89	100%	490,000

Glenhaven Park	Merced, CA	12	386,792	06/90	100%	395,300

Heber II Village Apts.	Heber, CA	24	1,084,410	04/89	100%	345,000

Redondo II Apts.	Westmorland, CA	32	1,424,277	07/90	100%	580,000

Redwood Creek Apts.	McKinleyville, CA	48	1,755,504	12/89	100%	688,572

Thunderbird Apartments	Mecca, CA	54	2,577,650	07/90	100%	1,012,157

Boston Capital Tax Credit Fund Limited Partnership - Series 3

PROPERTY PROFILES AS OF MARCH 31, 2002

Property Name	Location	Units	Mortgage Balance As Of 12/31/01	Construction Completion	Qualified Occupancy 3/31/02	Capital Contributed
The 128 Park Street Lodging House	Dorchester, MA	16	$506,222	07/88	100%	$340,000

Ashley Senior Center Apts.	Ashland, OR	62	1,764,616	05/89	100%	495,500

Belfast Birches	Belfast, ME	24	1,076,355	05/89	100%	245,000

The Bowditch School Lodging House	Jamaica Plain, MA	50	1,594,613	12/89	100%	883,623

Carriage Gate Apartments	Palatka, FL	48	1,457,659	11/89	100%	385,000

Central Parkway Towers	Cincinnati, OH	225	2,800,000	12/89	100%	4,482,818

Colony Court Apartments	Eustis, FL	46	1,477,941	06/89	100%	384,200

Crane Street Court	Littleton, NH	33	1,461,746	12/88	100%	293,000

Cruz Bay Apartments	St. John, USVI	20	1,474,408	02/89	100%	285,820

Fiddler’s Creek Apartments	Southport, NC	24	1,217,206	02/89	100%	200,397

Gilmore Court	Jaffrey, NH	28	1,371,817	06/89	100%	288,660

Greenwood Apartments	Owosso, MI	48	1,420,864	08/89	100%	312,090

Hidden Cove Apartments	W.Pittsburg, CA	88	2,792,831	08/88	100%	1,761,650

Hillmont Apartments	Lake Park, GA	42	1,124,320	05/89	100%	265,218

Jackson Apartments	Jackson, WY	28	1,179,057	07/89	100%	225,000

Lake North Apartments	Lady Lake, FL	36	1,045,726	01/89	100%	220,780

Lakewood Terr Apartments	Lakeland, FL	132	3,581,317	08/89	100%	572,400

Lincoln Apartments	Salem, MA	63	2,977,179	12/88	100%	520,000

Mann Village Apartments	Indianapolis, IN	204	5,410,594	05/89	100%	2,620,620

Maplewood Apartments	Cloquet, MN	24	748,638	04/89	100%	150,800

Mound Plaza Apartments	Moundville, AL	24	616,618	09/89	100%	129,465

Oak Crest Manor II	Brainerd, MN	30	899,411	05/89	100%	168,130

Orangewood Villas	Umatilla, FL	45	1,459,994	09/89	98%	358,350

Orchard Park Apartments	Beaumont, CA	144	3,683,410	05/89	100%	2,950,000

Paige Hall Apartments	Minneapolis, MN	69	2,253,150	04/89	100%	378,538

Queens Court Apts.	Philadelphia, PA	32	875,091	01/89	100%	759,500

Rainbow Apartments	Yuma, AZ	81	2,022,615	01/89	100%	702,968

Ripon Apartments	Ripon, WI	24	842,023	07/89	100%	176,260

Sun Village Apartments	Groveland, FL	34	1,036,402	05/88	100%	211,880

Taylor Terrace Apartments	W. Pittsburgh, PA	30	1,042,968	11/88	100%	227,103

The Grove Apartments	Vidalia, GA	54	1,469,497	05/89	100%	345,621

Trinidad Apartments	Trinidad, CO	24	910,506	06/89	100%	202,000

Vassar Apartments	Vassar, MI	32	910,049	11/89	100%	189,596

Boston Capital Tax Credit Fund Limited Partnership - Series 4

PROPERTY PROFILES AS OF MARCH 31, 2002

Property Name	Location	Units	Mortgage Balance As Of 12/31/01	Construction Completion	Qualified Occupancy 3/31/02	Capital Contributed
Amory Square Apartments	Windsor, VT	74	$2,033,017	09/89	100%	$1,644,338

Auburn Trace	Delray Beach, FL	256	9,605,207	01/90	100%	2,849,298

Ault Apartments	Ault, CO	16	488,200	07/89	100%	92,232

Berkshire Apartments	Wichita, KS	90	1,896,653	09/89	100%	1,829,104

Bowditch School Lodging House	Jamaica Plain, MA	50	1,594,613	12/89	100%	619,300

Burlwood Apartments	Cripple Creek, CO	10	364,884	08/89	100%	45,600

Cambria Commons	Cambria, NY	24	1,034,192	07/89	100%	367,600

Central Parkway Towers	Cincinnati, OH	225	2,800,000	12/89	100%	944,322

Clearview Apartments	Monte Vista, CO	24	747,760	11/89	100%	166,400

Fuller Townhomes	St. Paul, MN	9	476,479	01/89	100%	254,671

Glenhaven Park II	Merced, CA	15	478,594	06/89	100%	415,000

Greenwood Terrace	Quincy, FL	36	1,067,452	09/89	100%	282,000

Highland Village Duplexes	Topeka, KS	22	333,127	12/88	100%	354,067

Jefferson Pl Apartments	Monticello, FL	38	1,093,252	12/89	100%	294,150

Landmark Apartments	Chesapeake, VA	120	2,689,014	05/89	100%	1,470,835

Meadowcrest Apartments	Southfield, MI	83	2,837,449	10/90	100%	1,055,404

Milliken Apartments	Milliken, CO	28	850,957	08/89	100%	135,000

Montana Ave. Townhomes	St. Paul, MN	13	630,742	11/89	100%	430,167

New Grand Hotel	Salt Lake City,UT	80	2,768,046	03/90	100%	2,823,370

Rosenberg Hotel	Santa Rosa, CA	77	1,762,198	01/92	100%	844,300

Shockoe Hill Apartments II	Richmond, VA	64	1,828,754	09/89	100%	1,110,590

Sunnyview Apartments	Salem, OR	60	2,182,357	09/89	100%	775,000

Thompson Village Apts.	Indianapolis, IN	240	5,305,621	12/89	100%	2,098,660

Van Dyke Estates XVI - A	Sanger, CA	16	614,207	11/89	100%	474,360

Boston Capital Tax Credit Fund Limited Partnership - Series 5

PROPERTY PROFILES AS OF MARCH 31, 2002

Property Name	Location	Units	Mortgage Balance As Of 12/31/01	Construction Completion	Qualified Occupancy 3/31/02	Capital Contributed
Annadale Apartments	Fresno, CA	222	$10,970,799	06/90	100%	$1,161,810

Calexico Village Apartments	Calexico, CA	36	1,552,698	04/90	100%	128,174

Glenhaven Estates	Merced, CA	13	632,477	06/89	100%	356,480

Heather Ridge Apartments	Redding, CA	56	880,483	09/89	100%	1,182,030

Point Arena Village	Point Arena, CA	25	1,190,581	02/90	100%	444,830

Boston Capital Tax Credit Fund Limited Partnership - Series 6

PROPERTY PROFILES AS OF MARCH 31, 2002

Property Name	Location	Units	Mortgage Balance As Of 12/31/01	Construction Completion	Qualified Occupancy 3/31/02	Capital Contributed
Auburn Trace	Delray Beach, FL	256	$9,605,207	01/90	100%	$1,971,457

Briarwood Estates	Cameron, MO	24	563,121	09/88	100%	137,367

Columbia Park Apts.	Richland, WA	139	2,802,553	02/90	100%	1,607,375

Eldon Estates	Eldon, MO	24	549,168	07/88	100%	139,221

Forty West Apartments	Holland, MI	120	1,850,815	02/90	100%	1,431,562

Hacienda Villa Apartments	Firebaugh, CA	120	3,728,188	01/90	100%	1,460,316

Hillandale Commons	Lithonia, GA	132	4,677,372	01/90	100%	1,444,800

Kearney Properties II	Kearney, MO	16	358,842	03/88	100%	99,334

Los Pueblos Apartments	Socorro, NM	32	1,235,818	05/88	100%	414,851

Pleasant Hill	Pleasant Hill, MO	24	555,105	12/88	100%	141,624

Rosenberg Apartments	Santa Rosa, CA	77	1,762,198	01/92	100%	555,700

Sherburne Senior Housing	Sherburne, NY	29	1,295,703	10/89	100%	578,409

Springridge III	Warrensburg, MO	24	563,658	02/88	100%	162,393

Tall Pines Apartments	Charlestown, NH	32	1,414,721	11/89	100%	302,491

Woodcliff Apartments	Ishpeming, MI	24	749,541	11/89	100%	192,996

Item 3.      Legal Proceedings

                 None.

Item 4.      Submission of Matters to a Vote of Security Holders

                 None.

PART II

Item 5.      Market for the Partnership’s Limited Partnership Interests and Related Partnership Matters

(a)           Market Information

The Partnership is classified as a limited partnership and thus has no common stock.  There is no established public trading market for the BACs and it is not anticipated that any public market will develop.

(b)           Approximate number of security holders.

As of March 31, 2002, the Partnership has 7,150 registered BAC Holders for an aggregate of 9,800,600 BACs which were offered a subscription price of $10 per BAC.

The BACs were issued in series.  Series 1 had 1,033 investors holding 1,299,900 BACs; Series 2 had 693 investors  holding 830,300 BACs; Series 3 had 2,214 investors holding 2,882,200 BACs; Series 4 had 2,001 investors holding 2,995,300 BACs; Series 5 had 378 investors holding 489,900 BACs; and Series 6 had 831 investors holding 1,303,000 BACs.

(c)           Dividend history and restriction.

The Partnership has made no distributions of Net Cash Flow to its BAC Holders from its inception, June 1, 1988 through March 31, 2002.

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

Item 6.      Selected Financial Data

The information set forth below presents selected financial data of the Partnership for each of the five years in the period ended March 31, 2002.  Additional detailed financial information is set forth in the audited financial statements listed in Item 14 hereof.

	March 31, 2002	March 31, 2001	March 31, 2000	March 31, 1999	March 31, 1998

Operations
Interest Income	$2,685	$3,255	$3,362	$4,355	$16,039
Other Income	38,023	1,266	888	—	813

Share of Loss of Operating Partnerships	(617,075)	(1,691,359)	(1,797,917)	(4,256,419)	(4,676,547)

Operating Exp.	(1,050,289)	(1,000,088)	(1,058,874)	(5,088,524)	(1,096,282)

Net Loss	(1,626,656)	(2,686,926)	(2,852,541)	(9,340,588)	(5,755,977)

Net Loss per BAC$	$(.16)	$(.27)	$(.29)	$(.94)	$(.58)

Balance Sheet

Total Assets	$9,825,826	$10,428,373	$12,057,796	$13,845,884	$22,097,154

Total Liab.	$10,115,156	$9,091,047	$8,033,544	$6,969,091	$5,879,773

Partners’ Equity	$(289,330)	$1,337,326	$4,024,252	$6,876,793	$16,217,381

Other Data

Tax Credits per BAC for the Investors Tax Year, the twelve months ended December 31, 2001, 2000, 1999, 1998, and 1997*	$.03	$.15	$.76	$1.20	$1.24

*Credit per BAC is a weighted average of all the Series.  Since each Series has invested as a limited partner in different Operating Partnerships the Credit per BAC will vary slightly.  For more detailed information refer to Item 7. Results of Operations.

Item 7       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity

The Partnership’s primary source of funds was the proceeds of its public offering.  Other sources of liquidity include  (i) interest earned on capital contributions held pending investment or held for working capital reserves and (ii) cash distributions from operations of the Operating Partnerships in which the Partnership has invested.  These sources of liquidity are available to meet the obligations of the Partnership.  The Partnership is currently accruing the annual partnership management fees, which allows each series the ability to pay non–affiliated third party obligations.  During the fiscal year ended March 31, 2002 the Partnership accrued $951,072 in annual partnership management fees.  As of March 31, 2002, total partnership management fees accrued were $9,302,326.  Pursuant to the Partnership Agreement, such liabilities will be deferred until the Partnership receives sales or refinancing proceeds from Operating Partnerships which will be used to satisfy such liabilities.

An affiliate of the general partner has advanced $689,129 to the Partnership to pay certain third party operating expenses and to make advances and/or loans to Operating Partnerships.  The amounts advanced to four of the six series are as follows: $90,810 to Series 1; $68,000 to Series 2; $193,279 to Series 3; and $337,040 to Series 4.  These and any additional advances will be paid, without interest, from available cash flow, reporting fees, or the proceeds of sales or refinancing of the Partnership’s interests in Operating Partnerships.  The Partnership anticipates that as the Operating Partnerships continue to mature, more cash flow and reporting fees will be generated.  Cash flow and reporting fees will be added to the Partnership’s working capital and will be available to meet future third party obligations of the Partnership.  The Partnership is currently pursuing, and will continue to pursue, available cash flow and reporting fees and anticipates that the amount collected will be sufficient to cover third party expenses.

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

As of March 31, 2002, the net proceeds from the offer and sale of BACs in Series 1 had been used to invest in a total of 18 Operating Partnerships in an aggregate amount of $9,407,952, and the Partnership had completed payment of all installments of its capital contributions.  Series 1 had $7,706 in Working Capital at March 31, 2002.

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

As of March 31, 2002, the net proceeds of the offer and sale of BACs in Series 2 had been used to invest in a total of 8 Operating Partnerships in an aggregate amount of $6,498,176, and the Partnership had completed payment of all installments of its capital contributions.  Series 2 had $6,538 in Working Capital at March 31, 2002.

(Series 3).  The Partnership received and accepted subscriptions for $28,822,000, representing 2,882,200 BACs from investors admitted as BAC Holders in Series 3.  Offers and sales of BACs in Series 3 were completed and the last of the BACs in Series 3 were issued by the Partnership on March 14, 1989.

As of March 31, 2002, the net proceeds from the offer and sale of BACs in Series 3 had been used to invest in a total of 33 Operating Partnerships in an aggregate amount of $21,738,797, and the Partnership had completed payment of all installments of its capital contributions to all of its Operating Partnerships.  Series 3 had $11,378 in Working Capital at March 31, 2002.

(Series 4).  The Partnership commenced offering BACs in Series 4 on March 27, 1989.  The Partnership received and accepted subscriptions for 29,788,160, representing 2,995,300 BACs from investors admitted as BAC Holders in Series 4.  Offers and sales of BACs in Series 4 were completed and the last of the BACs in Series 4 were issued by the Partnership on July 7, 1989.

As of March 31, 2002, the net proceeds from the offer and sale of BACs in Series 4 had been used to invest in a total of 24 Operating Partnerships in an aggregate amount of $22,934,082, and the Partnership had completed payment of all installments of its capital contributions to all of its Operating Partnerships.  Series 4 had $23,212 in Working Capital at March 31, 2002.

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

As of March 31, 2002, the net proceeds of the offer and sale of BACs in Series 5 had been used to invest in a total of 5 Operating Partnerships in an aggregate amount of $3,431,044, and the Partnership had completed payment of all installments of its capital contributions. Series 5 had $90,595 in Working Capital at March 31, 2002.

(Series 6).  The Partnership commenced offering BACs in Series 6 on July 18, 1989.  The Partnership received and accepted subscriptions for $12,935,780, representing 1,303,000 BACs from investors admitted as BAC Holders in Series 6.  Offers and sales of BACs in Series 6 were completed and the last of the BACs in Series 6 were issued by the Partnership on September 29, 1989.

As of March 31, 2002 the net proceeds from the offer and sale of BACs in Series 6 had been used to invest in a total of 15 Operating Partnerships in an aggregate amount of $10,652,631, and the Partnership had completed payment of all installments of its capital contributions to all of its Operating Partnerships.  Series 6 had $47,493 in Working Capital at March 31, 2002.

Results of Operations

The Partnership incurs an annual partnership management fee payable to the General Partner and/or its affiliates in an amount equal to 0.375% of the aggregate cost of the Apartment Complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid or payable by the Operating Partnerships.  The annual partnership management fee incurred for the fiscal years ended March 31, 2002 and 2001 was $897,502 and $858,356, respectively.  The amount is anticipated to be lower for subsequent fiscal years as more of the Operating Partnerships begin to pay accrued and annual partnership management and reporting fees.  During the fiscal years ended March 31, 2002 and 2001, the Partnership received $53,570 and $92,716, respectively, in reporting fees from the Operating Partnerships.  The amount received in fiscal year 2001 is higher than 2002 due to the collection of several years of accrued fees for 5 of the Operating Partnerships during fiscal year 2001.

The Partnership’s investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested.  The Partnership’s investments in Operating Partnerships have been made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

All series in Boston Capital Tax Credit Fund Limited Partnership experienced a decrease in the tax credits generated per BAC from calendar year 2000 to 2001. The Operating Partnerships were allocated tax credits for 10 years.  Based on each Operating Partnership’s lease-up, the total credits could be spread over as many as 13 years.  In cases where the actual number of years is more than 10, the credits delivered in the early and later years will be less than the maximum allowable per year.  The decrease in credits for the year 2001 results from the fact that a large number of the Operating Partnerships were in their next to last or final year of credit in 2000, and all had completed their credit periods as of 2001.

(Series 1).  As of March 31, 2002 and 2001, the Qualified Occupancy for the Series was 100%.  The Series had a total of 18 properties at March 31, 2002, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2001 and 2000, the Series, in total, generated $2,311,040 and $1,826,627 respectively, in passive income tax losses that were passed through to the investors, and also provided $0.00 and $0.35, respectively, in tax credits per BAC to the investors.

For the years ended December 31, 2001 and 2000 Series 1 reflects a net loss from Operating Partnerships of $396,227 and $41,281, respectively, when adjusted for depreciation which is a non-cash item.  The increase in adjusted net loss in the current year primarily results from a collection loss expense recorded by one Operating Partnership during 2001.

Genesee Commons Associates (River Park Commons) and Kingston Property Associates (Broadway East Townhouses) have incurred operating deficits as a result of weak occupancy.  Both Operating Partnerships have a verbal forbearance agreement in place allowing the properties to pay minimal mortgage payments while the properties continue to accrue all interest payments due.  Both properties also received loans from the state housing agency, which were used to complete rehabilitation work.  The operations at Kingston Property Associates have improved, with an average 3 months occupancy level of 90% through March 31, 2002.   The operations at Genesee Commons Associates remain weak with an average 3 months occupancy level of 87% through March 31, 2002. Both properties continue to work with local and state agencies to locate qualified residents.  Also, the properties are working with local non-profit agencies and churches to develop a referral system.  The properties have not made the minimum debt service payments, as outlined in the forbearance agreements since 1997.  At this time, the mortgage holders for each of these two properties have not taken any adverse action.  The Operating General Partner met with the lenders for both properties. The Operating General Partner reports that the meeting was successful, receiving verbal approval that the mortgage holders would not foreclose on the properties prior to the end of the compliance period.  The 15 year compliance period for Genesee Commons and Kingston Property Associates ends on December 31st, 2002 and December 31st, 2003, respectively.  The Investment General Partner will continue to monitor the situation closely.

(Series 2).  As of March 31, 2002 and 2001, the Qualified Occupancy for the series was 100%.  The Series had a total of 8 properties at March 31, 2002, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2000 and 1999, the Series, in total, generated $7,198 and $798,406, respectively, in passive income tax losses that were passed through to the investors, and also provided $0.09 and $0.36, respectively, in tax credits per BAC to the investors.

For the years ended December 31, 2001 and 2000 Series 2 reflects a net income (loss) from Operating Partnerships of $(529,164) and $598,084, respectively, when adjusted for depreciation which is a non-cash item. The decrease in adjusted net income in the current year primarily results from a change in operations of one Operating Partnership.  The Operating Partnership reported a significant increase in interest expense to correct for understated interest in prior years.

The properties owned by Haven Park Partners III, A California L.P. (Glenhaven Park III) and Haven Park Partners IV, A California L.P. (Glenhaven Park IV) continue to suffer from excessive operating expenses compared to operating income. New management put in place in the fourth quarter of 2000 has been successful in maintaining strong occupancy, however the Operating Partnerships are not operating at breakeven.  Operating expenses remain high, and debt service requirements are more than 50% of the operating income.  The Partnerships have filed for welfare tax exemption.  According to the management company the County of Merced has approved the exemption pending the receipt of additional Partnership documentation.  If the exemption is received, it is expected to be retroactive to 2000 and is expected to have a positive effect on cash flow.  As of March 31, 2002 physical occupancy at Haven Park III and Haven Park IV was 100% and 97%, respectively.

Annadale Housing Partners (Annadale Apartments) has historically reported net losses due to operational issues associated with the property.  As a result of efforts by the management company operations have improved significantly.  Rental increases combined with better rent collections, increased rental revenues by $99,860 (11.3%) in 2001.  This combined with stabilized operating expenses allowed the property to operate above breakeven.  Occupancy remains stable at 89% through the first quarter of 2002.  In accordance with the loan agreements, the property continues to fund capital improvements from operations.  A welfare tax exemption was approved in 2001, and the Partnership received a refund of $29,982 in January 2002.  If operations continue to demonstrate improvement, we will no longer be reporting on this Partnership.

(Series 3).  As of March 31, 2002 and 2001, the Qualified Occupancy for the Series was 99.9% and 99.7%, respectively.  The Series had a total of 33 properties at March 31, 2002.  Out of the total, 32 were at 100% qualified occupancy.

For the tax years ended December 31, 2001 and 2000, the Series, in total, generated $2,727,055 and $1,792,279, respectively, in passive income tax losses that were passed through to the investors, and also provided $0.04 and $0.05, respectively, in tax credits per BAC to the investors.

For the years ended December 31, 2001 and 2000 Series 3 reflects a net income (loss) from Operating Partnerships of $(542,458) and $58,793, respectively, when adjusted for depreciation which is a non-cash item.  Operations in the current year were negatively impacted by an Impairment Loss reported by one of the Operating Partnerships.

The Investment General Partner continues to monitor the operations of Lincoln Hotel Associates (Lincoln Apartments) in an effort to improve the overall operations of the series.  Physical occupancy for the first quarter of 2002 averaged 99.5%.  The stable occupancy, along with expense reductions, has resulted in improved operations.  The mortgage is current under the terms of the forbearance agreement.  The taxes, insurance and payables are current.  The Operating General Partner is currently in negotiations to replace management with a not-for-profit entity who is interested in assuming the ownership of the Partnership once the tax credit compliance period has expired.

Operations at California Investors VI (Orchard Park Apartments) continue to show improvement.  Historically, the property has suffered from low occupancy due to the remote location of the site.  The area has experienced economic growth over the past few years, and as a result operations at the property have improved as well. Occupancy remains stable averaging 97% for the first quarter of 2002.  A rent increase was implemented in March 2001, resulting in an increase in rental revenues of $68,822 (9.1%) in 2001. The increase was phased in as leases expired.  The full benefit of the increase will be evident in 2002.  Reports submitted by management demonstrate a 15% increase in rental income for the first four months of 2002 compared with the prior year.  The property operated below breakeven in 2001 largely due to the fact that the welfare tax exemption was not in place, and the property paid the full value of the property taxes.  The exemption has been submitted, and the Partnership is due to receive a refund of approximately $32,612.  The Operating General Partner will continue to monitor the status of the exemption.  In addition to the positive changes affecting this partnership, an affiliate of the management company assumed the General Partner responsibilities for the Partnership on January 1, 2001, and is now responsible for funding all future operating deficits.

Operations continue to improve at Hidden Cove Apartments (Hidden Cove) as evidenced by stabilized occupancy and increased rental collections.  Occupancy through May 2002 has averaged 98%.  To date the property has been able to complete minor capital improvements and fund its replacement reserve account without financial assistance.  The property is currently operating at breakeven.  Cash flow and reserves will be utilized to make improvements necessary to maintain building safety.  The Operating General Partner has completed negotiations with the property’s management company and has transferred the Operating General Partnership interest to that entity effective January 1, 2001.  The Operating General Partner has been negotiating to refinance the permanent mortgage.  The mortgage note on the property was sold in the third quarter of 2001 to another party.  The new lender is unwilling at this time to entertain any refinance proposal not involving a complete pay down of all outstanding debt, including all accrued interest.  It is not in the Partnerships best interest to structure a refinance as proposed.

Central Parkway Towers (Central Parkway Towers) average occupancy increased to 88% through May 2002 as compared to 2001’s average occupancy of 75%.  The Management Company continues to work with city and state, non-profit agencies to expand tenant referrals and housing contracts.  The Operating General Partner’s operating deficit guarantee obligation has expired; however, it is currently participating, with the Investment Limited Partner, in funding shortfalls.  The property’s overall financial position is slowly improving, and third party accounts payable and accrued expenses are gradually being reduced.

The Investment Limited Partner continues to monitor the operations of Rainbow Housing Associates (Rainbow Apartments) in an effort to reduce the amount of aged payables and generate positive cash flow, which it did during the first quarter of 2002.  The majority of payables are due to the Management Company for past due fees and to the General Partner for previous operating advances. The property is beginning to pay down its payable balances from available cash flow and has begun operating at above break even for the first time in several years.  The real estate taxes and mortgage loan are current, and the capital improvements that were required as a result of a HUD REAC inspection have been completed.  Occupancy for the first quarter of 2002 averaged 96.71%.

(Series 4).  As of March 31, 2002 and 2001, the Qualified Occupancy for the series was 100%.  The Series had a total of 24 properties at March 31, 2002, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2001 and 2000, the Series, in total, generated $1,523,632 and $2,331,820, respectively, in passive income tax losses that were passed through to the investors, and also provided $0.00 and $0.04, respectively, in tax credits per BAC to the investors.

For the years ended December 31, 2001 and 2000 Series 4 reflects a net loss from Operating Partnerships of $317,308 and $61,506, respectively, when adjusted for depreciation which is a non-cash item.  Operations in the current year were negatively impacted by an Impairment Loss reported by one Operating Partnerships.

Central Parkway Towers (Central Parkway Towers) average occupancy increased to 88% through May 2002 as compared to 2001’s average occupancy of 75%.  The Management Company continues to work with city and state, non-profit agencies to expand tenant referrals and housing contracts.  The Operating General Partner’s operating deficit guarantee obligation has expired; however, it is currently participating, with the Investment Limited Partner, in funding shortfalls.  The property’s overall financial position is slowly improving, and third party accounts payable and accrued expenses are gradually being reduced.

The property owned by Haven Park Partners II, A California LP (Glenhaven Park II) continues to suffer from excessive operating expenses compared to operating income. New management put in place in the fourth quarter of 2000 has been successful in maintaining strong occupancy, however the Operating Partnership continues to operate below breakeven.  Management was able to bring operating expenses to more acceptable levels in 2001, and although the Partnership did not cash flow, the deficit was much smaller than in prior years.  The property has filed for welfare tax exemption.  According to the management company the County of Merced has approved the exemption pending the receipt of additional Partnership documents.  If the exemption is received, it is expected to be retroactive to 2000 and is expected to have a positive effect on cash flow.  Physical occupancy at Haven Park II has stabilized at 100% through the first quarter of 2002.

The Operating Partnership Van Dyck Estates XVI-A, A California L.P. (Van Dyck Estates XVI-A) has improved operations while maintaining high occupancy.  Effective January 1, 2001, the General Partner interest was transferred to the Central Valley Affordable Housing LLC, an affiliate of San Mar Properties, Inc.  San Mar continues in its capacity as managing agent.  Effective with the date of the transfer, San Mar will be responsible for funding all operating deficits.  Occupancy dropped slightly in the first quarter of 2002 averaging 90%, however due to rent increases the income generated in the first quarter is up 8% compared to the prior year.  Due to the improvement in operations demonstrated in years 2000 and 2001, plus the commitment from the new General Partner, the Going Concern opinion was removed in 2001.

(Series 5).  As of March 31, 2002 and 2001, the Qualified Occupancy for the Series was 100%.  The Series had a total of 5 properties at March 31, 2002, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2001 and 2000, the Series, in total, generated $18,380 and $273,549, respectively, in passive income tax losses that were passed through to the investors, and also provided $0.08 and $0.19, respectively, in tax credits per BAC to the investors.

For the years ended December 31, 2001 and 2000 Series 5 reflects a net income (loss) of $(448,744) and $619,978, respectively, from Operating Partnerships, when adjusted for depreciation which is a non–cash item. The decrease in adjusted net income in the current year primarily results from a change in operations of one Operating Partnership.  The Operating Partnership reported a significant increase in interest expense to correct for understated interest in prior years.

Annadale Housing Partners (Annadale Apartments) has historically reported net losses due to operational issues associated with the property.  As a result of efforts by the management company operations have improved significantly.  Rental increases combined with better rent collections, increased rental revenues by $99,860 (11.3%) in 2001.  This combined with stabilized operating expenses allowed the property to operate above breakeven.  Occupancy remains stable at 89% through the first quarter of 2002.  In accordance with the loan agreements, the property continues to fund capital improvements from operations.  A welfare tax exemption was approved in 2001, and the Partnership received a refund of $29,982 in January 2002.  If operations continue to demonstrate improvement, we will no longer continue to report on this Partnerhsip.

The property owned by Glenhaven Park Partners, A California L.P. (Glenhaven Estates) continues to suffer from excessive operating expenses compared to operating income.  Effective October 4, 2000, San Mar Properties of Fresno, California assumed the role of management agent. An affiliate of San Mar Properties, Central Valley Affordable Housing LLC, assumed the General Partner interest effective December 31, 2000, and is now responsible for funding all future operating deficits.  In February 2001 the property was no longer able to meet the mortgage obligations.  The Operating General Partner with the assistance from the Investment General Partner attempted to restructure the debt, but was unsuccessful.  The Operating General Partner advanced funds to bring five of the mortgage notes current.  The Operating General Partner has agreed to keep these units tax credit compliant.  The mortgage holder with the seven remaining mortgage notes was unwilling to negotiate a restructure of those loans.  Therefore, in an attempt to stay of relief from foreclosure on the seven remaining notes, the Partnership filed for Chapter 11 bankruptcy protection on October 2, 2001.  The US Trustee approved cash collateral, which permitted the Partnership to remit a reduced monthly mortgage payment to the lender until January 15, 2002.  The Reorganization Plan involved bringing current one of the seven delinquent loans in order to remain compliant with IRS Section 42 minimum requirements, thus avoiding disallowance and full recapture of the tax credits.  This plan has been successful and shortly after January 15th a motion of dismissal of bankruptcy protection was filed by the General Partner.  The bankruptcy was dismissed in February 2002.  The Operating General Partner and Investment Limited Partner attempted negotiations with the lender to again avoid foreclosure on the remaining units but negotiations were not successful.  The six remaining units were foreclosed upon and removed from the Partnership.  As a result of the foreclosure the Partnership will face partial recapture of tax credits previously taken of approximately $50,000.  The remaining six units are 100% occupied as of May 2002. The Partnership has filed for a welfare tax exemption for 2001-2002 and 2002-2003, and is currently awaiting a decision by the state.  If granted, the tax exemption will have a positive effect on the cash flow.

(Series 6).  As of March 31, 2002 and 2001, the Qualified Occupancy for the series was 100%.  The Series had a total of 15 properties at March 31, 2002, all of which were at 100% qualified occupancy.

For the tax year ended December 31, 2001 and 2000, the Series, in total, generated $580,382 and $474,552, respectively, in passive income tax losses that were passed through to the investors, and also provided $0.03 and $.28, respectively, in tax credits per BAC to the investors.

For the years ended December 31, 2001 and 2000 Series 6 reflects a net income from Operating Partnerships of $1,109,151 and $856,719 respectively, when adjusted for depreciation which is a non–cash item.

Recent Accounting Statements Not Yet Adopted

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  SFAS No. 144 provides accounting guidance for financial accounting and reporting of impairment or disposal of long-lived assets.  SFAS No.144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assts and for Long-Lived Assets to be Disposed Of”.  SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.  The Managing General Partner does not anticipate that its adoption will have a material effect on the financial position or results of the operation of the partnership.

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

Item 9.            Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                        None.

PART III

Item 10.        Directors and Executive Officers of the Registrant

                      (a), (b), (c), (d) and (e)

The Partnership has no directors or executives officers of its own.  The following biographical information is presented for the partners of the General Partners and affiliates of those partners (including Boston Capital Partners, Inc. (“Boston Capital”)) with principal responsibility for the Partnership’s affairs.

John P. Manning, age 54, is Co-Founder, President and Chief Executive Officer of Boston Capital Corporation where he is primarily responsible for strategic planning and business development. In addition to his responsibilities at Boston Capital, Mr. Manning is a proactive leader in the industry. He served in 1990 as a member of the Mitchell-Danforth Task Force to review and reform the Low Income Housing Tax Credit. He was the founding President of the Affordable Housing Tax Credit Coalition, is a former member of the Board of the National Leased Housing Association and sits on the Advisory Board of the publication Housing and Development Reporter. During the 1980s he served as a member of the Massachusetts Housing Policy Committee, as an appointee of the Governor of Massachusetts.  In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee on the critical role of the private sector in the success of the Low Income Housing Tax Credit Program.  In 1996, President Clinton appointed him to the President’s Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts. In 1998, President Clinton also appointed Mr. Manning to the President’s Export Council, which is the premier committee comprised of major corporate CEOs to advise the President in matters of foreign trade.  Mr. Manning is also a member of the Board of Directors of the John F. Kennedy Presidential Library in Boston, and is a member of the Advisory Board of the Woodrow Wilson Institute for International Scholars in Washington, D.C.  Mr. Manning is a graduate of Boston College.

Richard J. DeAgazio, age 57, is Executive Vice President of Boston Capital Corporation, Inc. and is President of Boston Capital Services, Inc., Boston Capital’s NASD registered broker/dealer.  Mr. DeAgazio formerly served on the national Board of Governors of the National Association of Securities Dealers (NASD).  He recently served as a member of the National Adjudicatory Council of the NASD.  He was the Vice Chairman of the NASD’s District 11 Committee, and served as Chairman of the NASD’s Statutory Disqualification Subcommittee of the National Business Conduct Committee.  He also served on the NASD State Liaison Committee and the Direct Participation Program Committee.  He is a founder and past President of the National Real Estate Investment Association, past President of the Real Estate Securities and Syndication Institute (Massachusetts Chapter) and the Real Estate Investment Association.  Prior to joining Boston Capital in 1981, Mr. DeAgazio was the Senior Vice President and Director of the Brokerage Division of Dresdner Securities (USA), Inc, an international investment banking firm owned by four major European banks, and was a Vice President of Burgess & Leith/Advest.  He has been a member of the Boston Stock Exchange since 1967.  He is on the Board of Directors of Cognistar Corporation.  He is a leader in the community and serves on the Board of Trustees of Bunker Hill Community College, the Business Leaders Council of the Boston Symphony, the Board of Trustees of Junior Achievement of Northern New England, the Board of Advisors of the Ron Burton Training Village and is on the Board of Corporators of Northeastern University.  He graduated from Northeastern University.

Kevin P. Costello, age 56, is Executive Vice President in charge of corporate investments for Boston Capital Partners, Inc. and serves on the firm’s Operating Committee.  He is responsible for all corporate investment activity and has spent over twenty years in the real estate syndication and investment business.  Mr. Costello’s prior responsibilities at Boston Capital have involved the management of the Acquisitions Department and the structuring and distribution of conventional and tax credit private placements.  Prior to joining Boston Capital in 1987, he held senior management executive positions in companies associated with real estate syndication as well as in the medical electronics industry.  Mr. Costello graduated from Stonehill College and received his MBA with honors from Rutgers’ Graduate School of Business Administration.

Jeffrey H. Goldstein, age 41, is Chief Operating Officer for Boston Capital Partners, Inc.  Mr. Goldstein is a former member of the Board of Directors of the Council for Affordable and Rural Housing and formerly served as Chairman of the Finance Committee. Prior to joining Boston Capital in 1990, Mr. Goldstein was Manager of Finance for A.J. Lane & Co., a real estate development firm, served as Manager for Homeowner Financial Services, a financial consulting firm, and was an analyst responsible for budgeting and forecasting for the New York City Counsel-Finance Division.  He graduated from the University of Colorado and received his MBA from Northeastern University.

(f)                  Involvement in certain legal proceedings.

                      None.

(g)                 Promoters and control persons.

                      None.

Item 11.         Executive Compensation

                      (a), (b), (c), (d) and (e)

The Partnership has no officers or directors.  However, under the terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Partnership, the Partnership has paid or accrued obligations to the General Partner and its affiliates for the following fees during the 2002 fiscal year:

1.            An annual partnership management fee based on 0.375% of the aggregate cost of all apartment complexes acquired by the Operating Partnerships has been accrued as payable to Boston Capital Asset Management Limited Partnership.  The annual partnership management fees accrued during the year ended March 31, 2002 was $951,072.  Accrued fees are payable without interest as sufficient funds become available.

2.            The Partnership has reimbursed an affiliate of the General Partner a total of $39,152 for amounts charged to operations during the year ended March 31, 2002.  The reimbursement includes, but may not be limited to postage, printing, travel, and overhead allocations.

Item 12.         Security Ownership of Certain Beneficial Owners and Management

(a)            Security ownership of certain beneficial owners.

As of March 31, 2002, 9,800,600 BACs had been issued.  No person is known to own beneficially in excess of 5% of the outstanding BACs in any series.

(b)            Security ownership of management.

The General Partner has a 1% interest in all Profits, Losses, Credits and distributions of the Partnership.  The Partnership’s response to Item 12(a) is incorporated herein by reference.

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

The Partnership has no officers or directors.  However, under the terms of the public offering, various kinds of compensation and fees are payable to the General Partner and its Affiliates during the organization and operation of the Partnership.  Additionally, the General Partner will receive distributions from the partnership if there is cash available for distribution or residual proceeds as defined in the Partnership Agreement.  The amounts and kinds of compensation and fees are described on pages 32 to 33 of the Prospectus under the caption “Compensation and Fees”, which is incorporated herein by reference.  See Note B of Notes to Financial Statements in Item 14 of this Annual Report on Form  10–K for amounts accrued or paid to the General Partner and its affiliates during the period from April 1, 1996 through March 31, 2002.

(b)           Certain business relationships.

The Partnership response to Item 13(a) is incorporated herein by reference.

(c)           Indebtedness of management.

None.

(d)           Transactions with promoters.

Not applicable.

PART IV

Item 14.         Exhibits, Financial Statement Schedules, and Reports on Form 8–K

(a) 1.       Financial Statements

Boston Capital Tax Credit Fund Limited Partnership

Independent Auditors’ Report

Balance Sheets, March 31, 2002 and 2001

Statements of Operations, Years ended March 31, 2002, 2001 and 2000

Statements of Changes in Partners’ Capital, Years ended March 31, 2002, 2001, and 2000

Statements of Cash Flows, Years ended March 31, 2002, 2001 and 2000

Notes to Financial Statements, Years ended March 31, 2002, 2001 and 2000

Columbia Park

Independent Auditors’ Report

Balance Sheets, December 31, 2001 and 2000

Statements of Operations, Years ended December 31, 2001 and 2000

Statements of Cash Flow, Years ended December 31, 2001 and 2000

Statements of Changes in Partners’ Capital, Years ended December 31, 2001 and 2000

Notes to Financial Statements, Years ended December 31, 2001 and 2000

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

(a)           3. Exhibits

(listed according to the number assigned in the table in Item 601 of Regulation S-K)

Exhibit No. 3 - Organization Documents

a.     Certificate of Limited Partnership of Boston Capital Tax Credit Fund Limited Partnership.  (Incorporated by reference from Exhibit 3 to the Partnership’s Registration Statement No. 33-22505 on Form S-11 as filed with the Securities and Exchange Commission on June 20, 1988.)

Exhibit No. 4 - Instruments defining the rights of security holders, including indentures.

a.     Agreement of Limited Partnership of Boston Capital Tax Credit Fund Limited Partnership.  Incorporated by reference from Exhibit 4 to Amendment No. 1 to the Partnership’s RegistrationStatement No. 33-22505 on Form S-11 as filed with the Securities and Exchange Commission on August 25, 1988.)

Exhibit No. 10 - Material contracts.

a.     Beneficial Assignee Certificate. (Incorporated by reference from Exhibit 10A to Amendment No. 1 to the Partnership’s Registration Statement No. 33-22505 on Form S-11 as filed with the Securities and Exchange Commission on August 25,1988.)

Exhibit No. 13 - Financial Statements

Exhibit No. 99 - Independent Auditor' Reports for Operating Partnerships

Exhibit No. 99 - Schedule III and Notes to Schedule III

(b)           Reports on Form 8-K

There were no reports on Form 8-K filed during the year ended March 31, 2002.

(c)           Exhibits

The list of exhibits required by Item 601 of Regulation S-K is included in Item 14(a)(3)..

(d)           Financial Statement Schedules

See Item 14(a) 1 and 2 above.

(e)           Independent Auditors’ Reports of Operating Limited Partnerships

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Partnership has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund Limited Partnership

	By:	Boston Capital Associates Limited Partnership,
General Partner

	By:	BCA Associates Limited Partnership,
General Partner

	By:	C&M Management, Inc.,
General Partner

Date: July 12, 2002	By: /s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

July 12, 2002	/s/ John P. Manning	Director, President (Principal Executive Officer), C&M Management Inc.; Director, President (Principal Executive Officer) BCTC Assignor Corp.
John P. Manning

FINANCIAL STATEMENTS AND

INDEPENDENT AUDITORS’ REPORT

BOSTON CAPITAL TAX CREDIT FUND

LIMITED PARTNERSHIP -

SERIES 1 THROUGH SERIES 6

MARCH 31, 2002 AND 2001

Boston Capital Tax Credit Fund Limited Partnership

Series 1 through Series 6

Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.

Reznick Fedder & Silverman

Certified Public Accountants * A Professional Corporation

7700 Old Georgetown Road * Suite 400 * Bethesda, MD 20814-6100

(301) 652-9100 * Fax (301) 652-1848

INDEPENDENT AUDITORS’ REPORT

To the Partners

Boston Capital Tax Credit Fund

Limited Partnership

We have audited the accompanying balance sheets of Boston Capital Tax Credit Fund Limited Partnership - Series 1 through Series 6, in total and for each series, as of March 31, 2002 and 2001, and the related statements of operations, changes in partners’ capital and cash flows for the total partnership and for each of the series for each of the three years ended March 31, 2002.  These financial statements are the responsibility of the partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We did not audit the financial statements of certain operating limited partnerships in which Boston Capital Tax Credit Fund Limited Partnership owns a limited partnership interest.  Investments in such partnerships comprise the following percentages of the assets as of March 31, 2002 and 2001, and the limited partnership loss for each of the three years ended March 31, 2002: Total, 16% and 9% of the assets and 7%, 25% and 26% of the partnership loss; Series 1, 0% and 0% of the assets and 0%, 0% and 0% of the partnership loss; Series 2, 0% and 0% of the assets and 0%, 25% and 30% of the partnership loss; Series 3, 0% and 0% of the assets and 0%, 23% and 34% of the partnership loss; Series 4, 31% and 14% of the assets and 4%, 32% and 27% of the partnership loss; Series 5, 0% and 0% of the assets and 0%, 0% and 0% of the partnership loss; and Series 6, 7% and 7% of the assets and 11%, 16% and 10% of the partnership loss.  The financial statements of these partnerships were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to information relating to these partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Boston Capital Tax Credit Fund Limited Partnership - Series 1 through Series 6, in total and for each series, as of March 31, 2002 and 2001, and the results of their operations and their cash flows for the total partnership and for each of the series for each of the three years ended March 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

We and other auditors have also audited the information included in the related financial statement schedule listed in Form 10-K item 14(a) of Boston Capital Tax Credit Fund Limited Partnership - Series 1 through Series 6 as of March 31, 2002.  In our opinion, the schedule presents fairly the information required to be set forth therein, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Fedder & Silverman

Bethesda, Maryland
June 24, 2002

Boston Capital Tax Credit Fund Limited Partnership

Series 1 through Series 6

BALANCE SHEETS

March 31, 2002 and 2001

	Total
	2002	2001
ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (notes A and C)	$8,510,934	$9,128,027

OTHER ASSETS
Cash and cash equivalents (notes A and E)	186,922	194,875
Other	1,127,970	1,105,471

	$9,825,826	$10,428,373

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES
Accounts payable - affiliates (note B)	$10,115,156	$9,091,047

PARTNERS’ CAPITAL (note A)
Assignor limited partner
Units of limited partnership interest consisting of 10,000,000 authorized beneficial assignee certificates (BAC), $10 stated value, 9,800,600 issued to the assignees at March 31, 2002 and 2001	—	—
Assignees
Units of beneficial interest of the limited partnership interest of the assignor limited partner, 9,800,600 issued and outstanding at March 31, 2002 and 2001	563,475	2,173,864
General partner	(852,805)	(836,538)

	(289,330)	1,337,326

	$9,825,826	$10,428,373

	Series 1
	2002	2001
ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (notes A and C)	$—	$—

OTHER ASSETS
Cash and cash equivalents (notes A and E)	7,706	6,094
Other	68,113	68,113

	$75,819	$74,207

LIABILITIES AND PARTNERS’ DEFICIT

LIABILITIES
Accounts payable - affiliates (note B)	$2,080,901	$1,888,400

PARTNERS’ DEFICIT (note A)
Assignor limited partner
Units of limited partnership interest consisting of 10,000,000 authorized beneficial assignee certificates (BAC), $10 stated value, 1,299,900 issued to the assignees at March 31, 2002 and 2001	—	—
Assignees
Units of beneficial interest of the limited partnership interest of the assignor limited partner, 1,299,900 issued and outstanding at March 31, 2002 and 2001	(1,871,807)	(1,682,827)
General partner	(133,275)	(131,366)

	(2,005,082)	(1,814,193)

	$75,819	$74,207

	Series 2
	2002	2001
ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (notes A and C)	$269,170	$325,798

OTHER ASSETS
Cash and cash equivalents (notes A and E)	6,538	5,977
Other	569,584	569,584

	$845,292	$901,359

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES
Accounts payable - affiliates (note B)	$719,540	$643,921

PARTNERS’ CAPITAL (note A)
Assignor limited partner
Units of limited partnership interest consisting of 10,000,000 authorized beneficial assignee certificates (BAC), $10 stated value, 830,300 issued to the assignees at March 31, 2002 and 2001	—	—
Assignees
Units of beneficial interest of the limited partnership interest of the assignor limited partner, 830,300 issued and outstanding at March 31, 2002 and 2001	193,837	324,206
General partner	(68,085)	(66,768)

	125,752	257,438

	$845,292	$901,359

	Series 3
	2002	2001
ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (notes A and C)	$90,387	$206,629

OTHER ASSETS
Cash and cash equivalents (notes A and E)	11,378	5,293
Other	88,690	70,240

	$190,455	$282,162

LIABILITIES AND PARTNERS’ DEFICIT

LIABILITIES
Accounts payable - affiliates (note B)	$2,819,018	$2,513,823

PARTNERS’ DEFICIT (note A)
Assignor limited partner
Units of limited partnership interest consisting of 10,000,000 authorized beneficial assignee certificates (BAC), $10 stated value, 2,882,200 issued to the assignees at March 31, 2002 and 2001	—	—
Assignees
Units of beneficial interest of the limited partnership interest of the assignor limited partner, 2,882,200 issued and outstanding at March 31, 2002 and 2001	(2,350,364)	(1,957,431)
General partner	(278,199)	(274,230)

	(2,628,563)	(2,231,661)

	$190,455	$282,162

	Series 4
	2002	2001
ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (notes A and C)	$4,027,584	$4,593,447

OTHER ASSETS
Cash and cash equivalents (notes A and E)	23,212	27,998
Other	251,684	247,635

	$4,302,480	$4,869,080

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES
Accounts payable - affiliates (note B)	$2,645,463	$2,382,066

PARTNERS’ CAPITAL (note A)
Assignor limited partner
Units of limited partnership interest consisting of 10,000,000 authorized beneficial assignee certificates (BAC), $10 stated value, 2,995,300 issued to the assignees at March 31, 2002 and 2001	—	—
Assignees
Units of beneficial interest of the limited partnership interest of the assignor limited partner, 2,995,300 issued and outstanding at March 31, 2002 and 2001	1,900,551	2,722,248
General partner	(243,534)	(235,234)

	1,657,017	2,487,014

	$4,302,480	$4,869,080

	Series 5
	2002	2001
ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (notes A and C)	$347,932	$405,558

OTHER ASSETS
Cash and cash equivalents (notes A and E)	90,595	96,768
Other	149,899	149,899

	$588,426	$652,225

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES
Accounts payable - affiliates (note B)	$261,621	$223,908

PARTNERS’ CAPITAL (note A)
Assignor limited partner
Units of limited partnership interest consisting of 10,000,000 authorized beneficial assignee certificates (BAC), $10 stated value, 489,900 issued to the assignees at March 31, 2002 and 2001	—	—
Assignees
Units of beneficial interest of the limited partnership interest of the assignor limited partner, 489,900 issued and outstanding at March 31, 2002 and 2001	365,288	465,785
General partner	(38,483)	(37,468)

	326,805	428,317

	$588,426	$652,225

	Series 6
	2002	2001
ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (notes A and C)	$3,775,861	$3,596,595

OTHER ASSETS
Cash and cash equivalents (notes A and E)	47,493	52,745
Other	—	—

	$3,823,354	$3,649,340

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES
Accounts payable - affiliates (note B)	$1,588,613	$1,438,929

PARTNERS’ CAPITAL (note A)
Assignor limited partner
Units of limited partnership interest consisting of 10,000,000 authorized beneficial assignee certificates (BAC), $10 stated value, 1,303,000 issued to the assignees at March 31, 2002 and 2001	—	—
Assignees
Units of beneficial interest of the limited partnership interest of the assignor limited partner, 1,303,000 issued and outstanding at March 31, 2002 and 2001	2,325,970	2,301,883
General partner	(91,229)	(91,472)

	2,234,741	2,210,411

	$3,823,354	$3,649,340

See notes to financial statements

Boston Capital Tax Credit Fund Limited Partnership

Series 1 through Series 6

STATEMENTS OF OPERATIONS

Years ended March 31, 2002, 2001 and 2000

	Total
	2002	2001	2000
Income
Interest income	$2,685	$3,255	$3,362
Miscellaneous income	38,023	1,266	888

Total income	40,708	4,521	4,250

Share of losses from operating limited partnerships (note A)	(617,075)	(1,691,359)	* (1,797,917)

Expenses
Professional fees	77,134	79,580	76,724
Partnership management fee (note B)	897,502	858,356	914,669
Impairment loss (note A)	—	—	—
General and administrative expenses (note B)	75,653	62,152	67,481

	1,050,289	1,000,088	1,058,874

NET LOSS (note A)	$(1,626,656)	$(2,686,926)	$(2,852,541)

Net loss allocated to general partner	$(16,267)	$(26,870)	$(28,524)

Net loss allocated to assignees	$(1,610,389)	$(2,660,056)	$(2,824,017)

Net loss per BAC	$(0.16)	$(0.27)	$(0.29)

*  Net of $325,793 gain from sale of a portion of an operating limited partnership.

	Series 1
	2002	2001	2000
Income
Interest income	$77	$171	$190
Miscellaneous income	20	20	842

Total income	97	191	1,032

Share of losses from operating limited partnerships (note A)	—	—	(24,367)

Expenses
Professional fees	13,226	13,924	13,089
Partnership management fee (note B)	166,998	174,931	171,604
Impairment loss (note A)	—	—	—
General and administrative expenses (note B)	10,762	8,309	9,264

	190,986	197,164	193,957

NET LOSS (note A)	$(190,889)	$(196,973)	$(217,292)

Net loss allocated to general partner	$(1,909)	$(1,970)	$(2,173)

Net loss allocated to assignees	$(188,980)	$(195,003)	$(215,119)

Net loss per BAC	$(0.15)	$(0.15)	$(0.17)

	Series2
	2002	2001	2000
Income
Interest income	$100	$86	$151
Miscellaneous income	5,402	—	—

Total income	5,502	86	151

Share of losses from operating limited partnerships (note A)	(56,628)	(169,174)	* (26,254)

Expenses
Professional fees	9,385	10,048	9,604
Partnership management fee (note B)	61,949	62,446	67,362
Impairment loss (note A)	—	—	—
General and administrative expenses (note B)	9,226	7,563	8,301

	80,560	80,057	85,267

NET LOSS (note A)	$(131,686)	$(249,145)	$(111,370)

Net loss allocated to general partner	$(1,317)	$(2,491)	$(1,114)

Net loss allocated to assignees	$(130,369)	$(246,654)	$(110,256)

Net loss per BAC	$(0.16)	$(0.30)	$(0.13)

*  Net of $209,299 gain from sale of a portion of an operating limited partnership.

	Series 3
	2002	2001	2000
Income
Interest income	$110	$122	$139
Miscellaneous income	18,650	46	46

Total income	18,760	168	185

Share of losses from operating limited partnerships (note A)	(116,224)	(375,991)	(705,513)

Expenses
Professional fees	17,362	18,294	16,229
Partnership management fee (note B)	261,638	254,513	260,113
Impairment loss (note A)	—	—	—
General and administrative expenses (note B)	20,438	17,557	18,557

	299,438	290,364	294,899

NET LOSS (note A)	$(396,902)	$(666,187)	$(1,000,227)

Net loss allocated to general partner	$(3,969)	$(6,662)	$(10,002)

Net loss allocated to assignees	$(392,933)	$(659,525)	$(990,225)

Net loss per BAC	$(0.14)	$(0.23)	$(0.34)

	Series 4
	2002	2001	2000
Income
Interest income	$356	$177	$171
Miscellaneous income	12,300	—	—

Total income	12,656	177	171

Share of losses from operating limited partnerships (note A)	(565,863)	(1,090,774)	(964,308)

Expenses
Professional fees	16,644	17,668	15,909
Partnership management fee (note B)	241,257	220,529	244,630
Impairment loss (note A)	—	—	—
General and administrative expenses (note B)	18,889	16,320	17,906

	276,790	254,517	278,445

NET LOSS (note A)	$(829,997)	$(1,345,114)	$(1,242,582)

Net loss allocated to general partner	$(8,300)	$(13,451)	$(12,426)

Net loss allocated to assignees	$(821,697)	$(1,331,663)	$(1,230,156)

Net loss per BAC	$(0.27)	$(0.44)	$(0.41)

	Series 5
	2002	2001	2000
Income
Interest income	$1,363	$2,060	$2,304
Miscellaneous income	1,651	1,200	—

Total income	3,014	3,260	2,304

Share of income (losses) from operating limited partnerships (note A)	(57,626)	(95,103)	* 19,012

Expenses
Professional fees	7,760	6,763	9,629
Partnership management fee (note B)	32,231	37,656	39,184
Impairment loss (note A)	—	—	—
General and administrative expenses (note B)	6,909	5,296	5,980

	46,900	49,715	54,793

NET LOSS (note A)	$(101,512)	$(141,558)	$(33,477)

Net loss allocated to general partner	$(1,015)	$(1,416)	$(335)

Net loss allocated to assignees	$(100,497)	$(140,142)	$(33,142)

Net loss per BAC	$(0.21)	$(0.29)	$(0.07)

*  Net of $116,494 gain from sale of a portion of an operating limited partnership.

	Series 6
	2002	2001	2000
Income
Interest income	$679	$639	$407
Miscellaneous income	—	—	—

Total income	679	639	407

Share of income (losses) from operating limited partnerships (note A)	179,266	39,683	(96,487)

Expenses
Professional fees	12,757	12,883	12,264
Partnership management fee (note B)	133,429	108,281	131,776
Impairment loss (note A)	—	—	—
General and administrative expenses (note B)	9,429	7,107	7,473

	155,615	128,271	151,513

NET INCOME (LOSS) (note A)	$24,330	$(87,949)	$(247,593)

Net income (loss) allocated to general partner	$243	$(879)	$(2,476)

Net income (loss) allocated to assignees	$24,087	$(87,070)	$(245,117)

Net income (loss) per BAC	$0.02	$(0.07)	$(0.19)

See notes to financial statements

Boston Capital Tax Credit Fund Limited Partnership

Series 1 through Series 6

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

Years ended March 31, 2002, 2001 and 2000

Total	Assignees	General partner	Total

Partners’ capital (deficit), March 31, 1999	$7,657,936	$(781,143)	$6,876,793

Net loss	(2,824,015)	(28,526)	(2,852,541)

Partners’ capital (deficit), March 31, 2000	4,833,921	(809,669)	4,024,252

Net loss	(2,660,057)	(26,869)	(2,686,926)

Partners’ capital (deficit), March 31, 2001	2,173,864	(836,538)	1,337,326

Net loss	(1,610,389)	(16,267)	(1,626,656)

Partners’ capital (deficit), March 31, 2002	$563,475	$(852,805)	$(289,330)

Series 1	Assignees	General partner	Total

Partners’ capital (deficit), March 31, 1999	$(1,272,705)	$(127,223)	$(1,399,928)

Net loss	(215,119)	(2,173)	(217,292)

Partners’ capital (deficit), March 31, 2000	(1,487,824)	(129,396)	(1,617,220)

Net loss	(195,003)	(1,970)	(196,973)

Partners’ capital (deficit), March 31, 2001	(1,682,827)	(131,366)	(1,814,193)

Net loss	(188,980)	(1,909)	(190,889)

Partners’ capital (deficit), March 31, 2002	$(1,871,807)	$(133,275)	$(2,005,082)

Series 2	Assignees	General partner	Total

Partners’ capital (deficit), March 31, 1999	$681,116	$(63,163)	$617,953

Net loss	(110,256)	(1,114)	(111,370)

Partners’ capital (deficit), March 31, 2000	570,860	(64,277)	506,583

Net loss	(246,654)	(2,491)	(249,145)

Partners’ capital (deficit), March 31, 2001	324,206	(66,768)	257,438

Net loss	(130,369)	(1,317)	(131,686)

Partners’ capital (deficit), March 31, 2002	$193,837	$(68,085)	$125,752

Series 3	Assignees	General partner	Total

Partners’ capital (deficit), March 31, 1999	$(307,681)	$(257,566)	$(565,247)

Net loss	(990,225)	(10,002)	(1,000,227)

Partners’ capital (deficit), March 31, 2000	(1,297,906)	(267,568)	(1,565,474)

Net loss	(659,525)	(6,662)	(666,187)

Partners’ capital (deficit), March 31, 2001	(1,957,431)	(274,230)	(2,231,661)

Net loss	(392,933)	(3,969)	(396,902)

Partners’ capital (deficit), March 31, 2002	$(2,350,364)	$(278,199)	$(2,628,563)

Series 4	Assignees	General partner	Total

Partners’ capital (deficit), March 31, 1999	$5,284,067	$(209,357)	$5,074,710

Net loss	(1,230,156)	(12,426)	(1,242,582)

Partners’ capital (deficit), March 31, 2000	4,053,911	(221,783)	3,832,128

Net loss	(1,331,663)	(13,451)	(1,345,114)

Partners’ capital (deficit), March 31, 2001	2,722,248	(235,234)	2,487,014

Net loss	(821,697)	(8,300)	(829,997)

Partners’ capital (deficit), March 31, 2002	$1,900,551	$(243,534)	$1,657,017

Series 5	Assignees	General partner	Total

Partners’ capital (deficit), March 31, 1999	$639,069	$(35,717)	$603,352

Net loss	(33,142)	(335)	(33,477)

Partners’ capital (deficit), March 31, 2000	605,927	(36,052)	569,875

Net loss	(140,142)	(1,416)	(141,558)

Partners’ capital (deficit), March 31, 2001	465,785	(37,468)	428,317

Net loss	(100,497)	(1,015)	(101,512)

Partners’ capital (deficit), March 31, 2002	$365,288	$(38,483)	$326,805

Series 6	Assignees	General partner	Total

Partners’ capital (deficit), March 31, 1999	$2,634,070	$(88,117)	$2,545,953

Net loss	(245,117)	(2,476)	(247,593)

Partners’ capital (deficit), March 31, 2000	2,388,953	(90,593)	2,298,360

Net loss	(87,070)	(879)	(87,949)

Partners’ capital (deficit), March 31, 2001	2,301,883	(91,472)	2,210,411

Net income	24,087	243	24,330

Partners’ capital (deficit), March 31, 2002	$2,325,970	$(91,229)	$2,234,741

See notes to financial statements

Boston Capital Tax Credit Fund Limited Partnership

Series 1 through Series 6

STATEMENTS OF CASH FLOWS

Years ended March 31, 2002, 2001 and 2000

	Total
	2002	2001	2000
Cash flows from operating activities
Net loss	$(1,626,656)	$(2,686,926)	$(2,852,541)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Distributions from operating limited partnerships	18	18,140	4,682
Share of losses from operating limited partnerships	617,075	1,691,359	2,123,710
Impairment loss	—	—	—
Other assets	(22,499)	(34,853)	(349,389)
Accounts payable - affiliates	1,024,109	1,057,503	1,064,453

Net cash provided by (used in) operating activities	(7,953)	45,223	(9,085)

Cash flows from investing activities
Capital contributions paid to operating limited partnerships	—	—	(1,398)

Net cash used in investing activities	—	—	(1,398)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,953)	45,223	(10,483)

Cash and cash equivalents, beginning	194,875	149,652	160,135

Cash and cash equivalents, end	$186,922	$194,875	$149,652

	Series 1
	2002	2001	2000
Cash flows from operating activities
Net loss	$(190,889)	$(196,973)	$(217,292)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Distributions from operating limited partnerships	—	—	—
Share of losses from operating limited partnerships	—	—	24,367
Impairment loss	—	—	—
Other assets	—	—	—
Accounts payable - affiliates	192,501	191,895	198,855

Net cash provided by (used in) operating activities	1,612	(5,078)	5,930

Cash flows from investing activities
Capital contributions paid to operating limited partnerships	—	—	(1,398)

Net cash used in investing activities	—	—	(1,398)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,612	(5,078)	4,532

Cash and cash equivalents, beginning	6,094	11,172	6,640

Cash and cash equivalents, end	$7,706	$6,094	$11,172

	Series 2
	2002	2001	2000
Cash flows from operating activities
Net loss	$(131,686)	$(249,145)	$(111,370)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Distributions from operating limited partnerships	—	—	800
Share of losses from operating limited partnerships	56,628	169,174	235,553
Impairment loss	—	—	—
Other assets	—	—	(209,299)
Accounts payable - affiliates	75,619	81,545	83,222

Net cash provided by (used in) operating activities	561	1,574	(1,094)

Cash flows from investing activities
Capital contributions paid to operating limited partnerships	—	—	—

Net cash used in investing activities	—	—	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	561	1,574	(1,094)

Cash and cash equivalents, beginning	5,977	4,403	5,497

Cash and cash equivalents, end	$6,538	$5,977	$4,403

	Series 3
	2002	2001	2000
Cash flows from operating activities
Net loss	$(396,902)	$(666,187)	$(1,000,227)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Distributions from operating limited partnerships	18	53	1,124
Share of losses from operating limited partnerships	116,224	375,991	705,513
Impairment loss	—	—	—
Other assets	(18,450)	(28,579)	200
Accounts payable - affiliates	305,195	316,233	298,841

Net cash provided by (used in) operating activities	6,085	(2,489)	5,451

Cash flows from investing activities
Capital contributions paid to operating limited partnerships	—	—	—

Net cash used in investing activities	—	—	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,085	(2,489)	5,451

Cash and cash equivalents, beginning	5,293	7,782	2,331

Cash and cash equivalents, end	$11,378	$5,293	$7,782

	Series 4
	2002	2001	2000
Cash flows from operating activities
Net loss	$(829,997)	$(1,345,114)	$(1,242,582)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Distributions from operating limited partnerships	—	—	—
Share of losses from operating limited partnerships	565,863	1,090,774	964,308
Impairment loss	—	—	—
Other assets	(4,049)	(6,274)	(23,504)
Accounts payable - affiliates	263,397	283,054	297,016

Net cash provided by (used in) operating activities	(4,786)	22,440	(4,762)

Cash flows from investing activities
Capital contributions paid to operating limited partnerships	—	—	—

Net cash used in investing activities	—	—	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,786)	22,440	(4,762)

Cash and cash equivalents, beginning	27,998	5,558	10,320

Cash and cash equivalents, end	$23,212	$27,998	$5,558

	Series 5
	2002	2001	2000
Cash flows from operating activities
Net loss	$(101,512)	$(141,558)	$(33,477)
Adjustments to reconcile net loss to net cash used in operating activities
Distributions from operating limited partnerships	—	—	—
Share of losses from operating limited partnerships	57,626	95,103	97,482
Impairment loss	—	—	—
Other assets	—	—	(116,786)
Accounts payable - affiliates	37,713	37,716	39,456

Net cash used in operating activities	(6,173)	(8,739)	(13,325)

Cash flows from investing activities
Capital contributions paid to operating limited partnerships	—	—	—

Net cash used in investing activities	—	—	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,173)	(8,739)	(13,325)

Cash and cash equivalents, beginning	96,768	105,507	118,832

Cash and cash equivalents, end	$90,595	$96,768	$105,507

	Series 6
	2002	2001	2000
Cash flows from operating activities
Net income (loss)	$24,330	$(87,949)	$(247,593)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Distributions from operating limited partnerships	—	18,087	2,758
Share of (income) losses from operating limited partnerships	(179,266)	(39,683)	96,487
Impairment loss	—	—	—
Other assets	—	—	—
Accounts payable - affiliates	149,684	147,060	147,063

Net cash provided by (used in) operating activities	(5,252)	37,515	(1,285)

Cash flows from investing activities Capital contributions paid to operating limited partnerships	—	—	—

Net cash used in investing activities	—	—	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,252)	37,515	(1,285)

Cash and cash equivalents, beginning	52,745	15,230	16,515

Cash and cash equivalents, end	$47,493	$52,745	$15,230

See notes to financial statements

Boston Capital Tax Credit Fund Limited Partnership

Series 1 through Series 6

NOTES TO FINANCIAL STATEMENTS

March 31, 2002, 2001 and 2000

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

Net Loss per Beneficial Assignee Certificate

Net loss per beneficial assignee certificate is calculated based upon the number of units outstanding.  The number of units outstanding in each series for each of the three years in the period ended March 31, 2002 is as follows:

Series 1	$1,299,900
Series 2	830,300
Series 3	2,882,200
Series 4	2,995,300
Series 5	489,900
Series 6	1,303,000

Total	$9,800,600

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

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets.  SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”.  SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.  The Managing General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the partnership.

NOTE B - RELATED PARTY TRANSACTIONS

During the years ended March 31, 2002, 2001 and 2000, the partnership entered into several transactions with various affiliates of the general partner, including Boston Capital Partners, Inc., Boston Capital Services, Inc., Boston Capital Holdings Limited Partnership, and Boston Capital Asset Management Limited Partnership, as follows:

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

The annual partnership management fee charged to operations net of reporting fees for the years ended March 31, 2002, 2001 and 2000 is as follows:

	2002	2001	2000

Series 1	$166,998	$174,931	$171,604
Series 2	61,949	62,446	67,362
Series 3	261,638	254,513	260,113
Series 4	241,257	220,529	244,630
Series 5	32,231	37,656	39,184
Series 6	133,429	108,281	131,776

	$897,502	$858,356	$914,669

General and administrative expenses incurred by Boston Capital Partners, Inc., Boston Capital Holdings Limited Partnership, and Boston Capital Asset Management Limited Partnership were charged to each series’ operations for the years ended March 31, 2002, 2001 and 2000 as follows:

	2002	2001	2000

Series 1	$5,638	$3,030	$2,991
Series 2	5,777	3,700	3,983
Series 3	8,757	5,822	5,697
Series 4	8,462	5,751	5,626
Series 5	5,109	2,933	739
Series 6	5,409	2,784	2,787

	$39,152	$24,020	$21,823

Accounts payable - affiliates at March 31, 2002 and 2001 represents general and administrative expenses, partnership management fees, and may include advances which are noninterest bearing and payable to Boston Capital Partners, Inc., Boston Capital Services, Inc., Boston Capital Holdings Limited Partnership and Boston Capital Asset Management Limited Partnership.  The carrying value of the accounts payable - affiliates approximates fair value.

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS

At March 31, 2002, 2001 and 2000, the partnership has limited partnership interests in operating limited partnerships, which own apartment complexes.  During the year ended March 31, 2001, the partnership disposed of a portion of its interest in one of the operating limited partnerships owned by Series 2 and Series 5.  During the year ended March 31, 2001, the partnership fully disposed of its interest in one of the operating limited partnerships owned by Series 1 and Series 4.  The number of operating limited partnerships in which the partnership has limited partnership interests at March 31, 2002, 2001 and 2000 by series are as follows:

	2002	2001	2000

Series 1	18	18	19
Series 2	8	8	8
Series 3	33	33	33
Series 4	24	24	25
Series 5	5	5	5
Series 6	15	15	15

Total	103	103	105

The partnership’s investments in operating limited partnerships at March 31, 2002 are summarized as follows:

Total

Capital contributions paid to operating limited partnerships, net of tax credit adjusters	$69,626,749

Acquisition costs of operating limited partnerships	11,976,945

Syndication costs from operating limited partnerships	(45,526)

Cumulative distributions from operating limited partnerships	(121,702)

Impairment loss in investment in operating limited partnerships	(4,017,052)

Cumulative losses from operating limited partnerships	(68,908,480)

Investments in operating limited partnerships per balance sheets	8,510,934

The partnership has recorded capital contributions to the operating limited partnerships during the year ended March 31, 2002 which have not been included in the partnerships’ capital account included in the operating limited partnerships’ financial statements as of December 31, 2001 (see note A).	(439,351)

The partnership has recorded acquisition costs at March 31, 2002, which have not been accounted for in the net assets of the operating limited partnerships (see note A).	(852,435)

The partnership has recorded a share of losses from operating limited partnerships for the three months ended March 31, 2002, which the operating limited partnerships have not included in their capital accounts as of December 31, 2001 due to different year ends (see note A).	1,466,033

The partnership has recorded low-income housing tax credit adjusters not recorded by operating limited partnerships (see note A).	182,949

Equity in losses from operating limited partnerships not recognizable under the equity method of accounting (see note A).	(51,124,749)

Impairment loss in investment in operating limited partnerships	4,017,052

Other	78,890

Equity per operating limited partnerships’ combined financial statements	$(38,160,677)

The partnership’s investments in operating limited partnerships at March 31, 2002 are summarized as follows:

	Series 1	Series 2	Series 3

Capital contributions paid to operating limited partnerships, net of tax credit adjusters	$9,037,551	$5,565,026	$20,710,406

Acquisition costs of operating limited partnerships	1,569,525	1,005,656	3,486,122

Syndication costs from operating limited partnerships	—	—	—

Cumulative distributions from operating limited partnerships	(4,140)	(6,246)	(48,146)

Impairment loss in investment in operating limited partnerships	—	(876,844)	(1,402,374)

Cumulative losses from operating limited partnerships	(10,602,936)	(5,418,422)	(22,655,621)

Investments in operating limited partnerships per balance sheets	—	269,170	90,387

The partnership has recorded capital contributions to the operating limited partnerships during the year ended March 31, 2002, which have not been included in the partnerships’ capital account included in the operating limited partnerships’ financial statements as of December 31, 2001 (see note A).	—	(311,339)	(128,012)

The partnership has recorded acquisition costs at March 31, 2002, which have not been accounted for in the net assets of the operating limited partnerships (see note A).	(581,787)	(46,332)	116,864

The partnership has recorded a share of losses from operating limited partnerships for the three months ended March 31, 2002, which the operating limited partnerships have not included in their capital accounts as of December 31, 2001 due to different year ends (see note A).	667,397	—	798,636

The partnership has recorded low-income housing tax credit adjusters not recorded by operating limited partnerships (see note A).	31,815	63,725	47,192

Equity in losses from operating limited partnerships not recognizable under the equity method of accounting (see note A).	(23,537,635)	(2,783,895)	(16,835,810)

Impairment loss in investment in operating limited partnerships	—	876,844	1,402,374

Other	(1,703)	(361,065)	300,572

Equity per operating limited partnerships’ combined financial statements	$(23,421,913)	$(2,292,892)	$(14,207,797)

The partnership’s investments in operating limited partnerships at March 31, 2002 are summarized as follows:

	Series 4	Series 5	Series 6

Capital contributions paid to operating limited partnerships, net of tax credit adjusters	$21,719,700	$3,273,323	$9,320,743

Acquisition costs of operating limited partnerships	3,661,756	599,776	1,654,110

Syndication costs from operating limited partnerships	—	(45,526)	—

Cumulative distributions from operating limited partnerships	(12,414)	—	(50,756)

Impairment loss in investment in operating limited partnerships	(654,684)	(450,835)	(632,315)

Cumulative losses from operating limited partnerships	(20,686,774)	(3,028,806)	(6,515,921)

Investments in operating limited partnerships per balance sheets	4,027,584	347,932	3,775,861

The partnership has recorded capital contributions to the operating limited partnerships during the year ended March 31, 2002, which have not been included in the partnerships’ capital account included in the operating limited partnerships’ financial statements as of December 31, 2001 (see note A).	—	—	—

The partnership has recorded acquisition costs at March 31, 2002, which have not been accounted for in the net assets of the operating limited partnerships (see note A).	(667,777)	8,269	318,328

The partnership has recorded a share of losses from operating limited partnerships for the three months ended March 31, 2002, which the operating limited partnerships have not included in their capital accounts as of December 31, 2001 due to different year ends (see note A).	—	—	—

The partnership has recorded low-income housing tax credit adjusters not recorded by operating limited partnerships (see note A).	14,643	—	25,574

Equity in losses from operating limited partnerships not recognizable under the equity method of accounting (see note A).	(4,774,007)	(1,239,551)	(1,953,851)

Impairment loss in investment in operating limited partnerships	654,684	450,835	632,315

Other	85,972	(154,146)	209,260

Equity per operating limited partnerships’ combined financial statements	$(658,901)	$(586,661)	$3,007,487

The partnership’s investments in operating limited partnerships at March 31, 2002 are summarized as follows:

Total

Capital contributions paid to operating limited partnerships, net of tax credit adjusters	$69,626,749

Acquisition costs of operating limited partnerships	11,976,945

Syndication costs from operating limited partnerships	(45,526)

Cumulative distributions from operating limited partnerships	(121,684)

Impairment loss in investment in operating limited partnerships	(4,017,052)

Cumulative losses from operating limited partnerships	(68,291,405)

Investments in operating limited partnerships per balance sheets	9,128,027

The partnership has recorded capital contributions to the operating limited partnerships during the year ended March 31, 2001, which have not been included in the partnerships’ capital account included in the operating limited partnerships’ financial statements as of December 31, 2000 (see note A).	(479,273)

The partnership has recorded acquisition costs at March 31, 2001, which have not been accounted for in the net assets of the operating limited partnerships (see note A).	(852,435)

The partnership has recorded a share of losses from operating limited partnerships for the three months ended March 31, 2001, which the operating limited partnerships have not included in their capital accounts as of December 31, 2000 due to different year ends (see note A).	1,466,033

The partnership has recorded low-income housing tax credit adjusters not recorded by operating limited partnerships (see note A).	182,949

Equity in losses from operating limited partnerships not recognizable under the equity method of accounting (see note A).	(45,141,707)

Impairment loss in investment in operating limited partnerships	4,017,052

Other	84,299

Equity per operating limited partnerships’ combined financial statements	$(31,595,055)

The partnership’s investments in operating limited partnerships at March 31, 2002 are summarized as follows:

	Series 1	Series 2	Series 3

Capital contributions paid to operating limited partnerships, net of tax credit adjusters	$9,037,551	$5,565,026	$20,710,406

Acquisition costs of operating limited partnerships	1,569,525	1,005,656	3,486,122

Syndication costs from operating limited partnerships	—	—	—

Cumulative distributions from operating limited partnerships	(4,140)	(6,246)	(48,128)

Impairment loss in investment in operating limited partnerships	—	(876,844)	(1,402,374)

Cumulative losses from operating limited partnerships	(10,602,936)	(5,361,794)	(22,539,397)

Investments in operating limited partnerships per balance sheets	—	325,798	206,629

The partnership has recorded capital contributions to the operating limited partnerships during the year ended March 31, 2001, which have not been included in the partnerships’ capital account included in the operating limited partnerships’ financial statements as of December 31, 2000 (see note A).	—	(311,339)	(133,349)

The partnership has recorded acquisition costs at March 31, 2001, which have not been accounted for in the net assets of the operating limited partnerships (see note A).	(581,787)	(46,332)	116,864

The partnership has recorded a share of losses from operating limited partnerships for the three months ended March 31, 2001, which the operating limited partnerships have not included in their capital accounts as of December 31, 2000 due to different year ends (see note A).	667,397	—	798,636

The partnership has recorded low-income housing tax credit adjusters not recorded by operating limited partnerships (see note A).	31,815	63,725	47,192

Equity in losses from operating limited partnerships not recognizable under the equity method of accounting (see note A).	(22,081,031)	(2,394,802)	(14,412,617)

Impairment loss in investment in operating limited partnerships	—	876,844	1,402,374

Other	782	(361,065)	305,910

Equity per operating limited partnerships’ combined financial statements	$(21,962,824)	$(1,847,171)	$(11,668,361)

The partnership’s investments in operating limited partnerships at March 31, 2002 are summarized as follows:

	Series 4	Series 5	Series 6

Capital contributions paid to operating limited partnerships, net of tax credit adjusters	$21,719,700	$3,273,323	$9,320,743

Acquisition costs of operating limited partnerships	3,661,756	599,776	1,654,110

Syndication costs from operating limited partnerships	—	(45,526)	—

Cumulative distributions from operating limited partnerships	(12,414)	—	(50,756)

Impairment loss in investment in operating limited partnerships	(654,684)	(450,835)	(632,315)

Cumulative losses from operating limited partnerships	(20,120,911)	(2,971,180)	(6,695,187)

Investments in operating limited partnerships per balance sheets	4,593,447	405,558	3,596,595

The partnership has recorded capital contributions to the operating limited partnerships during the year ended March 31, 2001, which have not been included in the partnerships’ capital account included in the operating limited partnerships’ financial statements as of December 31, 2000 (see note A).	—	(34,585)	—

The partnership has recorded acquisition costs at March 31, 2001, which have not been accounted for in the net assets of the operating limited partnerships (see note A).	(667,777)	8,269	318,328

The partnership has recorded a share of losses from operating limited partnerships for the three months ended March 31, 2001, which the operating limited partnerships have not included in their capital accounts as of December 31, 2000 due to different year ends (see note A).	—	—	—

The partnership has recorded low-income housing tax credit adjusters not recorded by operating limited partnerships (see note A).	14,643	—	25,574

Equity in losses from operating limited partnerships not recognizable under the equity method of accounting (see note A).	(3,726,452)	(1,079,254)	(1,447,551)

Impairment loss in investment in operating limited partnerships	654,684	450,835	632,315

Other	47,822	(118,706)	209,556

Equity per operating limited partnerships’ combined financial statements	$916,367	$(367,883)	$3,334,817

The combined summarized balance sheets of the operating limited parterships at December 31, 2001 are as follows:

COMBINED SUMMARIZED BALANCE SHEETS

	Total	Series 1	Series 2	Series 3
ASSETS

Buildings and improvements, net of accumulated depreciation	$168,119,101	$15,392,210	$18,961,908	$42,557,283
Land	14,053,489	1,487,098	1,123,628	3,796,769
Other assets	17,589,651	3,484,239	1,202,278	4,259,724

	$199,762,241	$20,363,547	$21,287,814	$50,613,776

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

Mortgages and construction loans payable	$201,939,861	$34,780,016	$20,233,179	$54,504,843
Accounts payable and accrued expenses	26,856,297	7,292,531	2,535,088	7,731,134
Other liabilities	21,131,580	1,821,138	1,592,560	5,251,849

	249,927,738	43,893,685	24,360,827	67,487,826
PARTNERS’ CAPITAL (DEFICIT)
Boston Capital Tax Credit Fund Limited Partnership	(38,160,677)	(23,421,913)	(2,292,892)	(14,207,797)
Other partners	(12,004,820)	(108,225)	(780,121)	(2,666,253)

	(50,165,497)	(23,530,138)	(3,073,013)	(16,874,050)

	$199,762,241	$20,363,547	$21,287,814	$50,613,776

	Series 4	Series 5	Series 6
ASSETS

Buildings and improvements, net of accumulated depreciation	$44,819,867	$14,968,803	$31,419,030
Land	3,997,870	880,396	2,767,728
Other assets	4,350,279	390,655	3,902,476

	$53,168,016	$16,239,854	$38,089,234

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

Mortgages and construction loans payable	$45,482,775	$15,227,038	$31,712,010
Accounts payable and accrued expenses	5,929,844	175,469	3,192,231
Other liabilities	6,658,170	3,280,216	2,527,647

	58,070,789	18,682,723	37,431,888
PARTNERS’ CAPITAL (DEFICIT)
Boston Capital Tax Credit Fund Limited Partnership	(658,901)	(586,661)	3,007,487
Other partners	(4,243,872)	(1,856,208)	(2,350,141)

	(4,902,773)	(2,442,869)	657,346

	$53,168,016	$16,239,854	$38,089,234

The combined summarized balance sheets of the operating limited parterships at December 31, 2001 are as follows:

COMBINED SUMMARIZED BALANCE SHEETS

	Total	Series 1	Series 2	Series 3
ASSETS

Buildings and improvements, net of accumulated depreciation	$176,877,753	$16,205,390	$19,475,031	$44,946,252
Land	14,038,438	1,487,098	1,123,628	3,788,603
Other assets	16,816,372	3,547,841	1,265,508	4,075,295

	$207,732,563	$21,240,329	$21,864,167	$52,810,150

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

Mortgages and construction loans payable	$195,765,291	$34,867,862	$17,777,023	$54,525,287
Accounts payable and accrued expenses	28,783,147	6,684,823	2,119,090	7,291,059
Other liabilities	22,909,849	1,775,184	3,850,362	4,829,999

	247,458,287	43,327,869	23,746,475	66,646,345
PARTNERS’ CAPITAL (DEFICIT)
Boston Capital Tax Credit Fund Limited Partnership	(31,595,055)	(21,962,824)	(1,847,171)	(11,668,361)
Other partners	(8,130,669)	(124,716)	(35,137)	(2,167,834)

	(39,725,724)	(22,087,540)	(1,882,308)	(13,836,195)

	$207,732,563	$21,240,329	$21,864,167	$52,810,150

	Series 4	Series 5	Series 6
ASSETS

Buildings and improvements, net of accumulated depreciation	$48,115,807	$15,364,584	$32,770,689
Land	3,990,985	880,396	2,767,728
Other assets	3,860,367	392,350	3,675,011

	$55,967,159	$16,637,330	$39,213,428

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

Mortgages and construction loans payable	$44,904,497	$12,828,859	$30,861,763
Accounts payable and accrued expenses	7,248,162	2,278,221	3,161,792
Other liabilities	5,762,096	3,055,429	3,636,779

	57,914,755	18,162,509	37,660,334
PARTNERS’ CAPITAL (DEFICIT)
Boston Capital Tax Credit Fund Limited Partnership	916,367	(367,883)	3,334,817
Other partners	(2,863,963)	(1,157,296)	(1,781,723)

	(1,947,596)	(1,525,179)	1,553,094

	$55,967,159	$16,637,330	$39,213,428

The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 2001 are as follows:

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

	Total	Series 1	Series 2	Series 3
Revenue
Rental	$35,068,554	$5,134,323	$2,246,609	$8,663,167
Interest and other	2,435,672	171,848	594,393	368,024

	37,504,226	5,306,171	2,841,002	9,031,191
Expenses
Interest	11,802,971	1,083,744	1,507,193	2,574,390
Depreciation and amortization	9,261,557	1,075,397	661,541	2,525,565
Taxes and insurance	4,288,722	732,954	204,240	1,110,565
Repairs and maintenance	6,772,804	1,203,066	362,125	1,849,846
Operating expenses	12,892,667	2,244,629	949,917	3,034,993
Other expenses	1,551,812	438,005	346,691	343,855
Impairment loss	1,320,000	—	—	660,000

	47,890,533	6,777,795	4,031,707	12,099,214

NET LOSS	$(10,386,307)	$(1,471,624)	$(1,190,705)	$(3,068,023)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership*	$(6,652,608)	$(1,456,604)	$(445,723)	$(2,591,017)

Net loss allocated to other partners	$(3,733,699)	$(15,020)	$(744,982)	$(477,006)

*            Amounts include $1,456,604, $389,095, $2,474,793, $1,047,566, $160,298 and $507,177 for Series 1, Series 2, Series 3, Series 4, Series 5 and Series 6, respectively, of loss not recognized under the equity method of accounting as described in note A.

	Series 4	Series 5	Series 6
Revenue
Rental	$9,770,012	$1,664,078	$7,590,365
Interest and other	602,231	453,418	245,758

	10,372,243	2,117,496	7,836,123
Expenses
Interest	3,255,868	1,211,119	2,170,657
Depreciation and amortization	2,637,613	468,946	1,892,495
Taxes and insurance	1,240,178	121,484	879,301
Repairs and maintenance	1,877,926	251,728	1,228,113
Operating expenses	3,546,629	908,970	2,207,529
Other expenses	108,950	72,939	241,372
Impairment loss	660,000	—	—

	13,327,164	3,035,186	8,619,467

NET LOSS	$(2,954,921)	$(917,690)	$(783,344)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership*	$(1,613,429)	$(217,924)	$(327,911)

Net loss allocated to other partners	$(1,341,492)	$(699,766)	$(455,433)

*            Amounts include $1,456,604, $389,095, $2,474,793, $1,047,566, $160,298 and $507,177 for Series 1, Series 2, Series 3, Series 4, Series 5 and Series 6, respectively, of loss not recognized under the equity method of accounting as described in note A.

The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 2000 are as follows:

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

	Total	Series 1	Series 2	Series 3
Revenue
Rental	$33,025,913	$5,018,260	$2,011,045	$8,052,625
Interest and other	4,202,461	200,926	1,027,326	971,844

	37,228,374	5,219,186	3,038,371	9,024,469
Expenses
Interest	11,107,477	1,036,726	774,714	3,075,614
Depreciation and amortization	9,140,672	1,059,179	585,120	2,516,423
Taxes and insurance	3,831,540	685,423	182,902	879,076
Repairs and maintenance	6,727,661	1,187,286	501,663	1,601,618
Operating expenses	12,153,829	2,225,792	945,543	3,005,092
Other expenses	1,377,080	125,240	35,465	404,276
Impairment loss	—	—	—	—

	44,338,259	6,319,646	3,025,407	11,482,099

NET INCOME (LOSS)	$(7,109,885)	$(1,100,460)	$12,964	$(2,457,630)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership*	$(5,891,022)	$(1,090,707)	$(305,905)	$(2,016,905)

Net income (loss) allocated to other partners	$(1,218,863)	$(9,753)	$318,869	$(440,725)

*            Amounts include $1,090,708, $136,731, $1,640,914, $803,790, $24,868 and $502,652 for Series 1, Series 2, Series 3, Series 4, Series 5 and Series 6, respectively, of loss not recognized under the equity method of accounting as described in note A.

	Series 4	Series 5	Series 6
Revenue
Rental	$9,326,248	$1,464,552	$7,153,183
Interest and other	619,397	965,460	417,508

	9,945,645	2,430,012	7,570,691
Expenses
Interest	3,344,596	513,003	2,362,824
Depreciation and amortization	2,673,148	458,314	1,848,488
Taxes and insurance	1,141,428	107,854	834,857
Repairs and maintenance	1,861,483	431,748	1,143,863
Operating expenses	3,190,729	683,634	2,103,039
Other expenses	468,915	73,795	269,389
Impairment loss	—	—	—

	12,680,299	2,268,348	8,562,460

NET INCOME (LOSS)	$(2,734,654)	$161,664	$(991,769)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership*	$(1,894,564)	$(119,971)	$(462,970)

Net income (loss) allocated to other partners	$(840,090)	$281,635	$(528,799)

*            Amounts include $1,090,708, $136,731, $1,640,914, $803,790, $24,868 and $502,652 for Series 1, Series 2, Series 3, Series 4, Series 5 and Series 6, respectively, of loss not recognized under the equity method of accounting as described in note A.

The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 1999 are as follows:

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

	Total	Series 1	Series 2	Series 3
Revenue
Rental	$33,142,955	$5,525,500	$1,830,157	$8,111,737
Interest and other	2,693,424	218,484	405,251	1,093,778

	35,836,379	5,743,984	2,235,408	9,205,515
Expenses
Interest	14,203,595	1,488,722	1,642,224	3,410,197
Depreciation and amortization	9,884,058	1,271,463	573,077	2,798,615
Taxes and insurance	3,815,051	750,280	186,841	826,622
Repairs and maintenance	6,644,604	1,276,601	581,960	1,426,796
Operating expenses	11,912,564	2,445,291	750,084	2,922,873
Other expenses	1,665,421	256,841	120,509	497,401
Impairment loss	2,664,144	2,664,144	—	—

	50,789,437	10,153,342	3,854,695	11,882,504

NET LOSS	$(14,953,058)	$(4,409,358)	$(1,619,287)	$(2,676,989)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership*	$(10,178,945)	$(3,936,028)	$(791,865)	$(2,327,228)

Net loss allocated to other partners	$(4,774,113)	$(473,330)	$(827,422)	$(349,761)

*            Amounts include $3,911,661, $556,312, $1,621,715, $1,274,231, $273,477 and $417,839 for Series 1, Series 2, Series 3, Series 4, Series 5 and Series 6, respectively, of loss not recognized under the equity method of accounting as described in note A.

	Series 4	Series 5	Series 6
Revenue
Rental	$9,333,223	$1,380,711	$6,961,627
Interest and other	313,477	254,815	407,619

	9,646,700	1,635,526	7,369,246
Expenses
Interest	3,768,339	1,387,700	2,506,413
Depreciation and amortization	2,947,249	448,960	1,844,694
Taxes and insurance	1,144,962	107,287	799,059
Repairs and maintenance	1,755,932	463,878	1,139,437
Operating expenses	3,241,347	571,373	1,981,596
Other expenses	469,558	86,216	234,896
Impairment loss	—	—	—

	13,327,387	3,065,414	8,506,095

NET LOSS	$(3,680,687)	$(1,429,888)	$(1,136,849)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership*	$(2,238,539)	$(370,959)	$(514,326)

Net loss allocated to other partners	$(1,442,148)	$(1,058,929)	$(622,523)

*            Amounts include $3,911,661, $556,312, $1,621,715, $1,274,231, $273,477 and $417,839 for Series 1, Series 2, Series 3, Series 4, Series 5 and Series 6, respectively, of loss not recognized under the equity method of accounting as described in note A.

NOTE D - RECONCILIATION OF FINANCIAL STATEMENT NET LOSS TO INCOME TAX RETURN

The partnership’s net loss for financial reporting and income tax return purposes for the year ended March 31, 2002 is reconciled as follows:

	Total	Series 1	Series 2	Series 3
Net loss for financial reporting purposes	$(1,626,656)	$(190,889)	$(131,686)	$(396,902)

Add: Related party expenses	126,940	13,987	4,904	—
Other	1,391,233	—	803,598	—

Less: Excess of tax depreciation over book depreciation on operating limited partnership assets	(1,914,984)	(642,808)	(360,888)	(269,418)
Operating limited partnership loss not allowed for financial reporting under equity method of accounting	(6,035,533)	(1,456,604)	(389,095)	(2,474,793)
Other	(672,593)	(233,353)	—	(337,619)
Related party expenses	(84,638)	—	—	(84,638)

Impairment loss not recognized for tax purposes	653,400	—	—	539,550

Difference due to fiscal year for book purposes and calendar year for tax purposes	(28,328)	(5,581)	(1,448)	(769)

Partnership management fees not deductible for tax purposes until paid	951,072	180,864	67,344	269,988

Loss for income tax return purposes, year ended December 31, 2001	$(7,240,087)	$(2,334,384)	$(7,271)	$(2,754,601)

The partnership’s net loss for financial reporting and income tax return purposes for the year ended March 31, 2002 is reconciled as follows:

	Series 4	Series 5	Series 6

Net income (loss) for financial reporting purposes	$(829,997)	$(101,512)	$24,330

Add: Related party expenses	73,063	14,144	20,842
Other	—	587,635	—

Less: Excess of tax depreciation over book depreciation on operating limited partnership assets	(131,868)	(395,111)	(114,891)
Operating limited partnership loss not allowed for financial reporting under equity method of accounting	(1,047,566)	(160,298)	(507,177)
Other	—	—	(101,621)
Related party expenses	—	—	—

Impairment loss not recognized for tax purposes	113,850	—	—

Difference due to fiscal year for book purposes and calendar year for tax purposes	32,612	(1,139)	(52,003)

Partnership management fees not deductible for tax purposes until paid	250,884	37,716	144,276

Loss for income tax return purposes, year ended December 31, 2001	$(1,539,022)	$(18,565)	$(586,244)

The partnership’s net loss for financial reporting purposes and net income (loss) for income tax return purposes for the year ended March 31, 2001 is reconciled as follows:

	Total	Series 1	Series 2	Series 3
Net loss for financial reporting purposes	$(2,686,926)	$(196,973)	$(249,145)	$(666,187)

Add: Related party expenses	—	—	—	—
Other	7,504,210	1,970,656	—	465,727

Less: Excess of tax depreciation over book depreciation on operating limited partnership assets	(1,003,585)	(473,740)	(105,780)	(242,642)
Operating limited partnership loss not allowed for financial reporting under equity method of accounting	(4,199,662)	(1,090,707)	(136,731)	(1,640,914)
Other	(835,551)	—	(592,262)	—
Related party expenses	—	—	—	—

Impairment loss not recognized for tax purposes	—	—	—	—

Difference due to fiscal year for book purposes and calendar year for tax purposes	333,991	1,780	210,104	3,645

Partnership management fees not deductible for tax purposes until paid	951,072	180,864	67,344	269,988

Income (loss) for income tax return purposes, year ended December 31, 2000	$63,549	$391,880	$(806,470)	$(1,810,383)

The partnership’s net loss for financial reporting purposes and net income (loss) for income tax return purposes for the year ended March 31, 2001 is reconciled as follows:

	Series 4	Series 5	Series 6

Net loss for financial reporting purposes	$(1,345,114)	$(141,558)	$(87,949)

Add: Related party expenses	—	—	—
Other	5,011,696	—	56,131

Less: Excess of tax depreciation over book depreciation on operating limited partnership assets	(73,645)	(18,854)	(88,924)
Operating limited partnership loss not allowed for financial reporting under equity method of accounting	(803,790)	(24,868)	(502,652)
Other	—	(243,289)	—
Related party expenses	—	—	—

Impairment loss not recognized for tax purposes	—	—	—

Difference due to fiscal year for book purposes and calendar year for tax purposes	4,149	114,541	(228)

Partnership management fees not deductible for tax purposes until paid	250,884	37,716	144,276

Income (loss) for income tax return purposes, year ended December 31, 2000	$3,044,180	$(276,312)	$(479,346)

The partnership’s net loss for financial reporting purposes and net income (loss) for income tax return purposes for the year ended March 31, 2001 is reconciled as follows:

	Total	Series 1	Series 2	Series 3
Net loss for financial reporting purposes	$(2,852,541)	$(217,292)	$(111,370)	$(1,000,227)

Add: Related party expenses	218,699	—	—	—
Other	359,803	33,055	89,927	—

Less: Excess of tax depreciation over book depreciation on operating limited partnership assets	(1,404,996)	(574,281)	(185,317)	(154,491)
Operating limited partnership loss not allowed for financial reporting under equity method of accounting	(8,006,431)	(3,911,661)	(556,312)	(1,608,911)
Other	(60,791)	—	—	(60,791)
Related party expenses	—	—	—	—

Impairment loss not recognized for tax purposes	2,664,144	2,664,144	—	—

Difference due to fiscal year for book purposes and calendar year for tax purposes	(369,550)	(428)	(210,211)	(3,583)

Partnership management fees not deductible for tax purposes until paid	954,708	180,864	69,240	269,988

Loss for income tax return purposes, year ended December 31, 1999	$(8,496,955)	$(1,825,599)	$(904,043)	$(2,558,015)

The partnership’s net loss for financial reporting purposes and net income (loss) for income tax return purposes for the year ended March 31, 2000 is reconciled as follows:

	Series 4	Series 5	Series 6

Net loss for financial reporting purposes	$(1,242,582)	$(33,477)	$(247,593)

Add: Related party expenses	—	9,207	209,492
Other	236,821	—	—

Less: Excess of tax depreciation over book depreciation on operating limited partnership assets	(350,332)	(43,539)	(97,036)
Operating limited partnership loss not allowed for financial reporting under equity method of accounting	(1,274,231)	(237,477)	(417,839)
Other	—	—	—
Related party expenses	—	—	—

Impairment loss not recognized for tax purposes	—	—	—

Difference due to fiscal year for book purposes and calendar year for tax purposes	(5,348)	(151,437)	1,457

Partnership management fees not deductible for tax purposes until paid	250,884	39,456	144,276

Loss for income tax return purposes, year ended December 31, 1999	$(2,384,788)	$(417,267)	$(407,243)

The differences between the investments in operating limited partnerships for tax purposes and financial statements purposes at March 31, 2002, are as follows:

	Total	Series 1	Series 2	Series 3

Investments in operating limited partnerships - tax return December 31, 2001	$(23,525,955)	$(13,827,871)	$(1,482,871)	$(8,878,288)

Add back losses not recognized under the equity method	51,124,749	23,537,635	2,783,895	16,835,810

Historic tax credits	5,438,567	—	—	1,754,704

Less share of loss - three months ended March 31, 2002	(1,466,033)	(667,397)	—	(798,636)

Impairment loss not recognized for tax purposes	(15,617,888)	(10,677,788)	—	(4,079,325)

Impairment loss in investment in operating limited partnerships	(4,017,052)	—	(876,844)	(1,402,374)

Other	(3,425,454)	1,635,421	(155,010)	(3,341,504)

Investments in operating limited partnerships - as reported	$8,510,934	$—	$269,170	$90,387

The differences between the investments in operating limited partnerships for tax purposes and financial statements purposes at March 31, 2002, are as follows:

	Series 4	Series 5	Series 6

Investments in operating limited partnerships - tax return December 31, 2001	$(764,446)	$265,660	$1,161,861

Add back losses not recognized under the equity method	4,774,007	1,239,551	1,953,851

Historic tax credits	3,125,698	—	558,165

Less share of loss - three months ended March 31, 2002	—	—	—

Impairment loss not recognized for tax purposes	(860,775)	—	—

Impairment loss in investment in operating limited partnerships	(654,684)	(450,835)	(632,315)

Other	(1,592,216)	(706,444)	734,299

Investments in operating limited partnerships - as reported	$4,027,584	$347,932	$3,775,861

The differences between the investments in operating limited partnerships for tax purposes and financial statements purposes at March 31, 2002, are as follows:

	Total	Series 1	Series 2	Series 3

Investments in operating limited partnerships - tax return December 31, 2000	$(16,366,191)	$(11,509,000)	$(1,484,768)	$(6,134,723)

Add back losses not recognized under the equity method	45,141,707	22,081,031	2,394,802	14,412,617

Historic tax credits	5,438,567	—	—	1,754,704

Less share of loss - three months ended March 31, 2001	(1,466,033)	(667,397)	—	(798,636)

Impairment loss not recognized for tax purposes	(14,964,488)	(10,677,788)	—	(3,539,775)

Impairment loss in investment in operating limited partnerships	(4,017,052)	—	(876,844)	(1,402,374)

Other	(4,638,483)	773,154	292,608	(4,085,184)

Investments in operating limited partnerships - as reported	$9,128,027	$—	$325,798	$206,629

The differences between the investments in operating limited partnerships for tax purposes and financial statements purposes at March 31, 2001, are as follows:

	Series 4	Series 5	Series 6

Investments in operating limited partnerships - tax return December 31, 2000	$756,551	$277,679	$1,728,070

Add back losses not recognized under the equity method	3,726,452	1,079,254	1,447,551

Historic tax credits	3,125,698	—	558,165

Less share of loss - three months ended March 31, 2001	—	—	—

Impairment loss not recognized for tax purposes	(746,925)	—	—

Impairment loss in investment in operating limited partnerships	(654,684)	(450,835)	(632,315)

Other	(1,613,645)	(500,540)	495,124

Investments in operating limited partnerships - as reported	$4,593,447	$405,558	$3,596,595

NOTE E - CASH EQUIVALENTS

Cash equivalents of $150,000 and $194,624 as of March 31, 2002 and 2001, respectively, include a repurchase agreement and a money market account with interest rates ranging from 1.00% to 2.00% per annum.

NOTE F - CONTINGENCY

Glenhaven Park Partners, A California L.P., an operating limited partnership, filed for Chapter 11 bankruptcy protection in 2001.  The property contains 12 single family units each with an individual mortgage note.  The Reorganization Plan involved bringing current one of the seven delinquent notes in order to remain compliant with IRS Section 42 minimum requirements, thus avoiding disallowance and full recapture of the tax credits.  The plan was successful and the bankruptcy was dismissed in February 2002.  However, under the plan only one delinquent note was cured and the six remaining delinquent loans were foreclosed upon and the related housing units were removed from the operating partnership.  As a result of the foreclosure of the six notes, the operating partnership will face partial recapture of tax credits previously taken of approximately $50,000.  Management believes that the foreclosure will not have a material adverse effect on the financial statements.  Accordingly, no adjustment has been made to the accompanying  financial statements.

Boston Capital Tax Credit Fund Limited Partnership - Series 1

Schedule III - Real Estate and Accumulated Depreciation

March 31, 2002

		Initial cost to company	Cost capitalized subsequent to acquisition	Gross amount at which carried at close of period
Description	Encum- brances	Land	Buildings and improvements	Improvements	Land	Buildings and improvements	Total	Accumulated depreciation	Date of construction	Date acquired	Life on which depreciation is computed
APPLE HILL, L.P.	1,469,773	56,000	1,857,492	15,452	56,000	1,872,944	1,928,944	938,119	1/88	2/89	7-27.5 yrs

BOLIVAR MANOR L.P.	871,381	111,316	999,415	126,539	111,316	1,125,954	1,237,270	596,142	11/88	1/89	27.5 yrs

BRIARWOOD - VERO BEACH	1,461,981	96,546	1,866,664	4,059	96,546	1,870,723	1,967,269	634,767	8/89	1/89	40 yrs

COLDWATER LTDH	928,202	35,750	1,203,836	27,796	35,750	1,231,632	1,267,382	629,714	7/89	12/88	5-27.5 yrs

CONNEAUT, LTD.	1,160,306	50,000	1,439,961	126,514	50,000	1,566,475	1,616,475	873,166	4/88	1/89	27.5 yrs

COUNTRY VILLAGE	3,141,677	179,385	3,843,452	27,780	192,794	3,871,232	4,064,026	1,802,605	4/89	1/89	5-27.5 yrs

ELK RAPIDS II APTS	731,982	37,000	929,264	13,190	37,000	942,454	979,454	502,054	2/89	12/88	5-27.5 yrs

GENESEE COMMONS	9,885,996	250,000	11,622,137	(6,401,058)	250,000	5,221,079	5,471,079	4,370,101	12/88	11/88	5-27.5 yrs

GENEVA, LTD.	1,175,836	60,300	1,450,936	135,025	60,300	1,585,961	1,646,261	899,398	8/88	1/89	7-27.5 yrs

GREEN ACRES-YULEE	1,464,063	90,650	1,908,145	(353,722)	90,650	1,554,423	1,645,073	750,666	8/89	1/89	5-27.5 yrs

INGLEWOOD MEADOWS	1,470,490	123,200	1,886,119	52,192	123,200	1,938,311	2,061,511	914,225	11/88	12/88	27.5 yrs

KINGSTON PROPERTY	5,184,279	50,000	6,024,746	(1,769,733)	50,000	4,255,013	4,305,013	2,881,068	6/89	12/88	27.5 yrs

RIVERSIDE PLACE	955,508	65,200	1,202,452	31,987	65,200	1,234,439	1,299,639	643,257	7/89	12/88	5-27.5 yrs

TOWNHOMES MINNEHAHA COURT	1,100,388	64,827	1,766,883	15,147	64,827	1,782,030	1,846,857	871,325	11/88	11/88	5-27.5 yrs

UNITY PARK	0	99,000	11,179,460	(11,179,460)	0	0	0	0	12/90	4/89	5-27.5 yrs

VIRGINIA CIRCLE LP	648,206	44,936	1,096,944	(29,584)	44,936	1,067,360	1,112,296	522,427	6/88	11/88	5-27.5 yrs

WEWAHITCHKA, LTD.	703,410	28,179	950,637	1,071	28,179	951,708	979,887	483,176	6/88	12/88	5-27.5 yrs

WOOD CREEK MANOR	956,047	10,000	1,274,577	24,711	10,000	1,299,288	1,309,288	679,676	7/89	12/88	5-27.5 yrs

WOODLAND TERRACE	1,470,491	120,400	1,885,256	52,759	120,400	1,938,015	2,058,415	924,945	11/88	12/88	5-27.5 yrs
	34,780,016	1,572,689	54,388,376	(19,079,335)	1,487,098	35,309,041	36,796,139	19,916,831

Since the Operating Partnerships maintain a calendar year end the information reported on this schedule is as of December 31, 2001.

**There were no carrying costs as of December 31, 2001.  The column has been omitted for presentation purposes.

Notes to Schedule III

Boston Capital Tax Credit Fund Limited Partnership - Series 1

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period - 4/1/92		$56,048,622
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	948,241
Other	0
		$948,241
Deductions during period:
Cost of real estate sold	$0
Other*	0
		$0
Balance at close of period - 3/31/93		$56,996,863
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	87,241
Other	0
		$87,241
Deductions during period:
Cost of real estate sold	$0
Other*	(676,202)
		$(676,202)
Balance at close of period - 3/31/94		$56,407,902
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	219,775
Other	0
		$219,775
Deductions during period:
Cost of real estate sold	$0
Other	0
		$0
Balance at close of period - 3/31/95		$56,627,677

Balance at close of period - 3/31/95		$56,627,677
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	561,834
Other	0
		$561,834
Deductions during period:
Cost of real estate sold	$0
Other	(404,688)
		$(404,688)
Balance at close of period - 3/31/96		$56,784,823
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	96,701
Other	0
		$96,701
Deductions during period:
Cost of real estate sold	$0
Other	0
		$0
		$56,881,524
Balance at close of period - 3/31/97
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	2,124,065
Other	0
		$2,124,065
Deductions during period:
Cost of real estate sold	$0
Other	0
		$0
Balance at close of period - 3/31/98		$59,005,589

Balance at close of period - 3/31/98		$59,005,589
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	140,910
Other	0
		$140,910
Deductions during period:
Cost of real estate sold	$0
Other **	(15,866,273)
		$(15,866,273)
Balance at close of period - 3/31/99		$43,280,226
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	226,938
Other	0
		$226,938
Deductions during period:
Cost of real estate sold	$0
Other **	(2,663,749)
		$(2,663,749)
Balance at close of period - 3/31/00		$40,843,415
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	63,134
Other	0
		$63,134
Deductions during period:
Cost of real estate sold	$0
Other **	(4,309,818)
		$(4,309,818)
Balance at close of period - 3/31/01		$36,596,731

Balance at close of period - 3/31/01		$36,596,731
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	199,408
Other	0
		$199,408
Deductions during period:
Cost of real estate sold	$0
Other **	0
		$0
Balance at close of period - 3/31/02		$36,796,139

Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period - 4/1/92		$6,809,399
Current year expense	$2,384,747

Balance at close of period - 3/31/93		$9,194,146
Current year expense	$1,365,846

Balance at close of period - 3/31/94		$10,559,992
Current year expense	$2,061,874

Balance at close of period - 3/31/95		$12,621,866
Current year expense	$1,958,217

Balance at close of period - 3/31/96		$14,580,083
Current year expense	$2,005,451

Balance at close of period - 3/31/97		$16,585,534
Current year expense	$2,007,981

Balance at close of period - 3/31/98		$18,593,515
Current year expense	$2,002,521

Balance at close of period - 3/31/99		$20,596,036
Current year expense	$1,277,701

Balance at close of period - 3/31/00		$21,873,737
Current year expense	$(2,969,494)

Balance at close of period - 3/31/01		$18,904,243
Current year expense	$1,012,588

Balance at close of period - 3/31/02		$19,916,831

Boston Capital Tax Credit Fund Limited Partnership - Series 2
Schedule III - Real Estate and Accumulated Depreciation
March 31, 2002

		Initial cost to company		Cost capitalized subsequent to acquisition	Gross amount at which carried at close of period
Description	Encum-brances	Land	Buildings and improvements	Improvements	Land	Buildings and Improvements	Total	Accumulated depreciation	Date of construction	Date acquired	Life on which depreciation is computed
ANNADALE APTS	10,970,799	794,249	3,448,985	8,846,810	226,000	12,295,795	12,521,795	2,649,063	6/90	9/90	5-50 yrs

CALEXICO VILLAGE	1,552,698	189,545	2,140,711	4,211	189,545	2,144,922	2,334,467	504,761	4/90	2/90	5-50 yrs

GLENHAVEN PARK III	481,049	225,000	599,444	578,387	225,000	1,177,831	1,402,831	346,186	12/89	11/89	40 yrs

GLENHAVEN PARK IV	386,792	180,000	254,783	620,372	180,000	875,155	1,055,155	248,896	6/90	11/89	40 yrs

HERBER II VILLAGE	1,084,410	135,000	1,374,347	(4,711)	135,000	1,369,636	1,504,636	401,439	4/89	5/89	5-50 yrs

MECCA APARTMENTS	2,577,650	55,580	2,377,218	1,106,178	56,283	3,483,396	3,539,679	883,889	7/90	11/89	5-40 yrs

REDWOOD CREEK	1,755,504	100,000	2,479,092	(1,325)	100,000	2,477,767	2,577,767	806,957	12/89	7/89	5-50 yrs

REDONDO APTS. I	1,424,277	11,800	1,145,806	749,274	11,800	1,895,080	1,906,880	916,483	7/90	12/89	5-27.5 yrs

	20,233,179	1,691,174	13,820,386	11,899,196	1,123,628	25,719,582	26,843,210	6,757,674

Since the Operating Partnerships maintain a calendar year end the information reported on this schedule is as of December 31, 2001.

**There were no carrying costs as of December 31, 2001.  The column has been omitted for presentation purposes.

Notes to Schedule III

Boston Capital Tax Credit Fund Limited Partnership - Series 2

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period - 4/1/92		$25,884,758
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	(868,303)
Other	0
		$(868,303)
Deductions during period:
Cost of real estate sold	$0
Other*	0
		$0
Balance at close of period - 3/31/93		$25,016,455
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	137,541
Other	0
		$137,541
Deductions during period:
Cost of real estate sold	$0
Other*	0
		$0
Balance at close of period - 3/31/94		$25,153,996
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	201,421
Other	0
		$201,421
Deductions during period:
Cost of real estate sold	$0
Other	0
		$0
Balance at close of period - 3/31/95		$25,355,417

Balance at close of period - 3/31/95		$25,355,417
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	1,311,862
Other	0
		$1,311,862
Deductions during period:
Cost of real estate sold	$0
Other	0
		$0
Balance at close of period - 3/31/96		$26,667,279
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	34,395
Other	0
		$34,395
Deductions during period:
Cost of real estate sold	$0
Other *	0
		$0
Balance at close of period - 3/31/97		$26,701,674
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	4,950
Other	0
		$4,950
Deductions during period:
Cost of real estate sold	$0
Other	0
		$0
Balance at close of period - 3/31/98		$26,706,624

Balance at close of period - 3/31/98		$26,706,624
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	1,464
Other	0
		$1,464
Deductions during period:
Cost of real estate sold	$0
Other **	0
		$0
Balance at close of period - 3/31/99		$26,708,088
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	19,117
Other	0
		$19,117
Deductions during period:
Cost of real estate sold	$0
Other **	0
		$0
Balance at close of period - 3/31/00		$26,727,205
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	51,860
Other	0
		$51,860
Deductions during period:
Cost of real estate sold	$0
Other **	0
		$0
Balance at close of period - 3/31/01		$26,779,065

Balance at close of period - 3/31/01		$26,779,065
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	64,145
Other	0
		$64,145
Deductions during period:
Cost of real estate sold	$0
Other **	0
		$0
Balance at close of period - 3/31/02		$26,843,210

Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period - 4/1/92		$1,024,113
Current year expense	$580,739

Balance at close of period - 3/31/93		$1,604,852
Current year expense	$572,977

Balance at close of period - 3/31/94		$2,177,829
Current year expense	$582,155

Balance at close of period - 3/31/95		$2,759,984
Current year expense	$571,705

Balance at close of period - 3/31/96		$3,331,689
Current year expense	$586,836

Balance at close of period - 3/31/97		$3,918,525
Current year expense	$582,095

Balance at close of period - 3/31/98		$4,500,620
Current year expense	$562,334

Balance at close of period - 3/31/99		$5,062,954
Current year expense	$551,812

Balance at close of period - 3/31/00		$5,614,766
Current year expense	$565,640

Balance at close of period - 3/31/01		$6,180,406
Current year expense	$577,268

Balance at close of period - 3/31/02		$6,757,674

Boston Capital Tax Credit Fund Limited Partnership - Series 3
Schedule III - Real Estate and Accumulated Depreciation
March 31, 2002

		Initial cost to company		Cost capitalized subsequent to acquisition	Gross amount at which carried at close of period
Description	Encum- brances	Land	Buildings and Improvements	Improvements	Land	Buildings and improvements	Total	Accumulated depreciation	Date of construction	Date acquired	Life on which depreciation is computed
128 PARK STREET	506,222	27,000	919,215	72,727	27,000	991,942	1,018,942	450,105	Jul-88	Apr-89	28 yrs.
ASHLAND INV GRP II	1,764,616	165,464	2,210,076	(17,793)	165,464	2,192,283	2,357,747	689,134	May-89	Mar-89	5-50 yrs.
BELFAST BIRCHES	1,076,355	50,000	1,370,933	39,411	50,000	1,410,344	1,460,344	483,440	May-89	May-89	5-27.5 yrs.
BOWDITCH SCHOOL	1,594,613	65,961	4,872,047	42,182	65,961	4,914,229	4,980,190	1,837,385	Dec-89	Aug-89	34 yrs.
CALIFORNIA INV VI	3,683,410	400,000	7,307,955	(1,458,472)	400,000	5,849,483	6,249,483	2,686,474	May-89	Jun-89	35 yrs.
CARRIAGE GATE APT	1,457,659	128,480	1,616,497	40,820	128,480	1,857,317	1,985,797	827,989	Nov-89	Jun-89	7-27.5 yrs.
CENTRAL PARKWAY	2,800,000	0	9,276,692	(4,906,246)	0	4,370,446	4,370,446	3,990,084	Dec-89	Sep-89	5-27.5 yrs.
COLONY COURT	1,477,941	130,000	1,819,588	6,533	130,000	1,826,121	1,956,121	864,190	Jun-89	Apr-89	7-27.5 yrs.
CRUZ BAY, LTD.	1,474,408	217,600	1,729,345	(741)	217,600	1,728,604	1,946,204	795,941	Feb-89	Feb-89	5-27.5 yrs.
FYLEX HOUSING	1,371,817	129,550	1,665,891	91,335	129,550	1,757,226	1,886,776	826,961	Jun-89	May-89	27.5 yrs.
GREENWOOD APTS.	1,420,864	55,000	1,824,558	29,189	55,000	1,853,747	1,908,747	948,571	Aug-89	Mar-89	7-27.5 yrs.
HIDDEN COVE APTS.	2,792,831	712,337	4,324,740	58,389	707,848	4,383,129	5,090,977	2,036,954	Aug-88	Apr-89	5-27.5 yrs.
JACKSON APTS	1,179,057	232,000	1,286,033	106,500	252,602	1,392,533	1,645,135	669,010	Jul-89	Jul-89	7-27.5 yrs.
LAKE NORTH APTS. II	1,045,726	60,000	1,340,829	17,152	60,000	1,357,981	1,417,981	469,980	Jan-89	Apr-89	5-27.5 yrs.
LAKE PARK L.P.	1,124,320	61,932	1,437,159	25,129	61,932	1,462,288	1,524,220	679,748	May-89	Apr-89	7-27.5 yrs.
LAKEWOOD TERRACE	3,581,317	124,707	2,263,782	4,623,329	124,707	6,887,111	7,011,818	2,394,331	Aug-89	May-89	27.5 yrs.
LINCOLN APTS	2,977,179	177,500	3,665,480	(2,030,507)	0	1,634,973	1,634,973	1,195,545	Dec-88	Feb-89	5-27.5 yrs.
MAPLEWOOD APTS.	748,638	37,900	938,775	41,382	37,900	980,157	1,018,057	330,575	Apr-89	May-89	40 yrs.
MOUND PLAZA LTD	616,618	17,058	772,173	2,923	17,059	775,096	792,155	356,900	Sep-89	Aug-89	5-27.5 yrs.
OAK CREST MANOR II	899,411	77,500	1,049,551	55,202	77,500	1,104,753	1,182,253	350,301	May-89	May-89	40 yrs.

Boston Capital Tax Credit Fund Limited Partnership - Series 3

Schedule III - Real Estate and Accumulated Depreciation

March 31, 2002

		Initial cost to company		Cost capitalized subsequent to acquisition	Gross amount at which carried at close of period
Description	Encum- brances	Land	Buildings and Improvements	Improvements	Land	Buildings and improvements	Total	Accumulated depreciation	Date of construction	Date acquired	Life on which depreciation is computed
ORANGEWOOD VILLAS	1,459,994	98,000	1,821,138	19,210	98,000	1,840,348	1,938,348	842,535	Sep-89	Jun-89	7-27.5 yrs.
PAIGE HALL	2,253,150	633,666	2,544,140	910,330	0	3,454,470	3,454,470	1,258,742	Apr-89	Mar-89	7-27.5 yrs.
PEDCOR INV	5,410,594	200,000	7,448,711	522,399	200,000	7,971,110	8,171,110	2,743,824	May-89	Feb-89	5-27.5 yrs.
QUEENS COURT	875,091	92,200	2,185,579	84,774	92,200	2,270,353	2,362,553	1,072,047	Jan-89	Feb-89	5-27.5 yrs.
RAINBOW APTS	2,022,615	181,767	2,215,940	65,447	141,767	2,281,387	2,423,154	1,122,828	Jan-89	Jun-89	5-27.5 yrs.
RIPON APARTMENTS	842,023	29,040	1,016,757	16,425	29,040	1,033,182	1,062,222	526,548	Jul-89	Mar-89	5-27.5 yrs.
SOUTHPORT, LTD	1,217,206	52,800	1,176,478	316,592	52,800	1,493,070	1,545,870	610,064	Feb-89	Apr-89	5-27.5 yrs.
SUN VILLAGE APTS.	1,036,402	55,973	1,313,338	11,361	55,973	1,324,699	1,380,672	486,374	May-88	Apr-89	5-27.5 yrs.
TAYLOR TERRACE	1,042,968	70,994	1,277,601	125,865	70,994	1,403,466	1,474,460	784,280	Nov-88	Apr-89	5-27.5 yrs.
TRINIDAD APTS	910,506	70,000	1,105,890	52,773	95,189	1,158,663	1,253,852	570,077	Jun-89	Jun-89	27.5 yrs.
VASSAR APTS	910,049	60,823	1,159,060	5,385	60,823	1,164,445	1,225,268	594,259	Nov-89	Mar-89	5-27.5 yrs.
VIDALIA L.P.	1,469,497	75,000	1,887,347	50,379	75,000	1,937,726	2,012,726	892,455	May-89	Apr-89	7-27.5 yrs.
WILLOW STREET	1,461,746	116,380	1,798,301	48,659	116,380	1,846,960	1,963,340	964,708	Dec-88	Feb-89	15-27.5 yrs.
	54,504,843	4,606,632	78,841,599	(931,957)	3,796,769	77,909,642	81,706,411	35,352,359

Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31, 2001.

There we no carrying costs as of December 31, 2001. The Column has been omitted for presentation purposes.

Notes to Schedule III

Boston Capital Tax Credit Fund Limited Partnership - Series 3

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period - 4/1/92		$83,692,934
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	52,507
Other	0
		$52,507
Deductions during period:
Cost of real estate sold	$0
Other*	0
		$0
Balance at close of period - 3/31/93		$83,745,441
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	46,581
Other	0
		$46,581
Deductions during period:
Cost of real estate sold	$0
Other	0
		$0
Balance at close of period - 3/31/94		$83,792,022
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	4,295,176
Other	0
		$4,295,176
Deductions during period:
Cost of real estate sold	0
Other	0
		$0
Balance at close of period - 3/31/95		$88,087,198

Balance at close of period - 3/31/95		$88,087,198
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	168,411
Other	0
		$168,411
Deductions during period:
Cost of real estate sold	$0
Other	0
		0
Balance at close of period - 3/31/96		$88,255,609
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	7,950,557
Other	0
		$7,950,557
Deductions during period:
Cost of real estate sold	$0
Other	(7,824,069)
		(7,824,069)
Balance at close of period - 3/31/97		$88,382,097
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	(1,377,159)
Other	0
		$(1,377,159)
Deductions during period:
Cost of real estate sold	$0
Other	(3,844,767)
		(3,844,767)
Balance at close of period - 3/31/98		$83,160,171

Balance at close of period - 3/31/98		$83,160,171
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	(3,829,441)
Other	0
		$(3,829,441)
Deductions during period:
Cost of real estate sold	$0
Other	1,588,310
		1,588,310
Balance at close of period - 3/31/99		$80,919,040
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	4,734,899
Other	0
		$4,734,899
Deductions during period:
Cost of real estate sold	$0
Other	(4,318,070)
		(4,318,070)
Balance at close of period - 3/31/00		$81,335,869
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	302,159
Other	0
		$302,159
Deductions during period:
Cost of real estate sold	$0
Other	0
		0
Balance at close of period - 3/31/01		$81,638,028

Balance at close of period - 3/31/01		$81,638,028
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	68,383
Other	0
		$68,383
Deductions during period:
Cost of real estate sold	$0
Other	0
		0
Balance at close of period - 3/31/02		$81,706,411

Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period - 4/1/92		$7,778,563
Current year expense	$2,897,006
Balance at close of period - 3/31/93		$10,675,569
Current year expense	$2,848,313
Balance at close of period - 3/31/94		$13,523,882
Current year expense	$2,914,588
Balance at close of period - 3/31/95		$16,438,470
Current year expense	$2,967,670
Balance at close of period - 3/31/96		$19,406,140
Current year expense	$2,896,912
Balance at close of period - 3/31/97		$22,303,052
Current year expense	$(88,832)
Balance at close of period - 3/31/98		$22,214,220
Current year expense	$5,783,312
Balance at close of period - 3/31/99		$27,997,532
Current year expense	$2,732,680
Balance at close of period - 3/31/00		$30,730,212
Current year expense	$2,172,961
Balance at close of period - 3/31/01		$32,903,173
Current year expense	$2,449,186
Balance at close of period - 3/31/02		$35,352,359

Boston Capital Tax Credit Fund Limited Partnership - Series 4

Schedule III - Real Estate and Accumulated Depreciation

March 31, 2002

	Initial cost to company			Cost capitalized subsequent to acquisition	Gross amount at which carried at close of period
Description	Encum- brances	Land	Buildings and improvements	Improvements	Land	Buildings and improvements	Total	Accumulated depreciation	Date of construction	Date acquired	Life on which depreciation is computed
ARMORY SQUARE LTD	2,033,017	59,900	3,890,990	120,768	59,900	4,011,758	4,071,658	1,302,434	Sep-89	Jul-89	5-27.5 yrs.
AUBURN TRACE LTD	9,605,207	730,000	5,564,052	9,345,962	730,000	14,910,014	15,640,014	7,175,249	Jan-90	Jun-89	5-27.5 yrs.
AULT APARTMENTS	488,200	12,058	570,737	(660)	17,593	570,077	587,670	334,925	Jul-89	Jun-89	7-27.5 yrs.
BOWDITCH SCHOOL	1,594,613	65,961	4,872,047	42,182	65,961	4,914,229	4,980,190	1,837,385	Dec-89	Aug-89	7-34 yrs.
BURLWOOD APTS	364,884	20,000	267,333	112,829	20,000	380,162	400,162	167,391	Aug-89	Jun-89	7-27.5 yrs.
CAMBRIA COMMONS	1,034,192	5,808	1,489,672	15,839	5,808	1,505,511	1,511,319	704,625	Jul-89	Sep-89	5-27.5 yrs.
CENTRAL PARKWAY TOWERS	2,800,000	0	9,276,692	(4,906,246)	0	4,370,446	4,370,446	3,990,084	Dec-89	Sep-89	5-27.5 yrs.
CLEAR VIEW APTS	747,760	45,000	928,226	(49,210)	45,000	879,016	924,016	453,312	Nov-89	Oct-89	7-27.5 yrs.
FULLER TOWNHOMES	476,479	33,600	642,804	17,980	33,600	660,784	694,384	331,221	Jan-88	Apr-89	7-27.5 yrs.
GREENWOOD TERR	1,067,452	80,439	1,352,865	6,463	80,439	1,359,328	1,439,767	637,493	Sep-89	Jul-89	7-27.5 yrs.
HAVEN PARK II	478,594	225,000	1,038,703	7,450	225,000	1,046,153	1,271,153	473,555	Jun-89	Jul-89	7-40 yrs.
LANDMARK LP	2,689,014	425,800	3,843,617	138,013	425,800	3,981,630	4,407,430	1,412,101	May-89	Aug-89	5-27.5 yrs.
MEADOWCREST APTS	2,837,449	286,065	867,009	4,205,899	286,065	5,072,908	5,358,973	2,334,795	Oct-90	Sep-89	5-27.5 yrs.
MILLIKEN APTS	850,957	40,000	860,882	34,818	69,638	895,700	965,338	500,112	Aug-89	Sep-89	7-27.5 yrs.
MONTANA AVE. APTS	630,742	92,179	1,007,036	48,760	93,846	1,055,796	1,149,642	488,993	Nov-89	Aug-89	5-27.5 yrs.
MONTICELLO LTD	1,093,252	48,000	1,436,974	4,751	48,000	1,441,725	1,489,725	661,901	Dec-89	Jul-89	7-27.5 yrs.
NEW GRAND HOTEL	2,768,046	308,000	6,150,420	1,248,152	308,000	7,398,572	7,706,572	3,308,521	Mar-90	May-89	7-27.5 yrs.
PEDCOR INV 1988-VI	5,305,621	454,472	7,748,826	1,288,725	454,472	9,037,551	9,492,023	2,732,401	Dec-89	Jul-89	5-27.5 yrs.

Boston Capital Tax Credit Fund II Limited Partnership - Series 4

Schedule III - Real Estate and Accumulated Depreciation

March 31, 2002

	Initial cost to company			Cost capitalized subsequent to acquisition	Gross amount at which carried at close of period
Description	Encum- brances	Land	Buildings and improvements	Improvements	Land	Buildings and improvements	Total	Accumulated depreciation	Date of construction	Date acquired	Life on which depreciation is computed
ROSENBURG HOTEL	1,762,198	452,000	4,946,965	(2,720,534)	415,000	2,226,431	2,641,431	322,975	Jan-92	Nov-89	7-40 yrs.
SHOCKOE HILL II	1,828,754	0	3,152,879	32,674	0	3,185,553	3,185,553	1,031,631	Sep-89	Aug-89	5-27.5 yrs.
SUNNYVIEW APTS	2,182,357	135,000	1,806,927	2,065,821	315,000	3,872,748	4,187,748	937,552	Sep-89	Sep-89	5-50 yrs.
TOPEKA PARK PH II	333,127	36,874	759,705	7,237	36,874	766,942	803,816	388,387	Dec-88	Jul-89	7-27.5 yrs.
UNITY PARK APTS.	0	99,000	9,828,746	(9,828,746)	0	0	0	0	Dec-90	Apr-89	27.5 yrs.
VAN DYCK EST XVI	614,207	80,000	1,134,679	(18,387)	80,000	1,116,292	1,196,292	469,836	Nov-89	Feb 90	7-40 yrs.
WICHITA WEST HSNG	1,896,653	181,874	3,876,750	145,275	181,874	4,022,025	4,203,899	1,864,605	Sep-89	Aug-89	7-27.5 yrs.

	45,482,775	3,917,030	77,315,536	1,365,815	3,997,870	78,681,351	82,679,221	33,861,484

Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31, 2001.

There we no carrying costs as of December 31, 2001. The Column has been omitted for presentation purposes.

Notes to Schedule III

Boston Capital Tax Credit Fund Limited Partnership - Series 4

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period - 4/1/92		$103,193,346
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	1,703,785
Other	0
		$1,703,785
Deductions during period:
Cost of real estate sold	$0
Other*	(16,119)
		$(16,119)
Balance at close of period - 3/31/93		$104,881,012
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	2,453,119
Other	0
		$2,453,119
Deductions during period:
Cost of real estate sold	$0
Other	0
		$0
Balance at close of period - 3/31/94		$107,334,131
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	83,082
Other	0
		$83,082
Deductions during period:
Cost of real estate sold	$0
Other	0
		$0
Balance at close of period - 3/31/95		$107,417,213

Balance at close of period - 3/31/95		$107,417,213
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	542,548
Other	0
		$542,548
Deductions during period:
Cost of real estate sold	$0
Other	0
		0
Balance at close of period - 3/31/96		$107,959,761
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	220,246
Other	0
		$220,246
Deductions during period:
Cost of real estate sold	$0
Other	(10,169,834)
		(10,169,834)
Balance at close of period - 3/31/97		$98,010,173
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	496,394
Other	0
		$496,394
Deductions during period:
Cost of real estate sold	$0
Other	0
		0
Balance at close of period - 3/31/98		$98,506,567

Balance at close of period - 3/31/98		$98,506,567
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	(11,446,675)
Other	0
		$(11,446,675)
Deductions during period:
Cost of real estate sold	$0
Other	0
		0
Balance at close of period - 3/31/99		$87,059,892
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	447,562
Other	0
		$447,562
Deductions during period:
Cost of real estate sold	$0
Other	0
		0
Balance at close of period - 3/31/00		$87,507,454
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	263,178
Other	0
		$263,178
Deductions during period:
Cost of real estate sold	$0
Other	(4,309,818)
		(4,309,818)
Balance at close of period - 3/31/01		$83,460,814

Balance at close of period - 3/31/01		$83,460,814
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	(781,593)
Other	0
		$(781,593)
Deductions during period:
Cost of real estate sold	$0
Other	0
		0

Balance at close of period - 3/31/02		$82,679,221

Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period - 4/1/92		$6,809,399
Current year expense	$3,546,208

Balance at close of period - 3/31/93		$10,355,607
Current year expense	$3,739,080

Balance at close of period - 3/31/94		$14,094,687
Current year expense	$3,783,175

Balance at close of period - 3/31/95		$17,877,862
Current year expense	$3,670,792

Balance at close of period - 3/31/96		$21,548,654
Current year expense	$1,951,906

Balance at close of period - 3/31/97		$23,500,560
Current year expense	$3,280,453

Balance at close of period - 3/31/98		$26,781,013
Current year expense	$3,394,201

Balance at close of period - 3/31/99		$30,175,214
Current year expense	$2,857,224

Balance at close of period - 3/31/00		$33,032,438
Current year expense	$(1,678,416)

Balance at close of period - 3/31/01		$31,354,022
Current year expense	$2,507,462

Balance at close of period - 3/31/02		$33,861,484

Boston Capital Tax Credit Fund Limited Partnership - Series 5

Schedule III - Real Estate and Accumulated Depreciation

March 31, 2002

		Initial cost to company		Cost capitalized subsequent to acquisition	Gross amount at which carried at close of period
Description	Encum brances	Land	Buildings and improvements	Improvements	Land	Buildings and improvements	Total	Accumulated depreciation	Date of construction	Date acquired	Life on which depreciation is computed
ANNADALE	10,970,799	794,249	3,448,985	8,846,810	226,000	12,295,795	12,521,795	2,649,063	6/90	10/90	5-50 yrs
CALEXICO	1,552,698	189,545	2,140,711	4,211	189,545	2,144,922	2,334,467	504,761	4/90	2/90	5-50 yrs.
GLENHAVEN PARK	632,477	225,000	991,586	(222,370)	195,000	769,216	964,216	248,804	6/89	6/89	40 yrs.
POINT ARENA	1,190,581	79,160	1,715,209	81,167	79,160	1,796,376	1,875,536	426,444	2/90	2/90	5-50 yrs.
TKO INV PROPS. V	880,483	192,656	2,991,964	25,662	190,691	3,017,626	3,208,317	1,226,060	9/89	10/89	5-30 yrs.
	15,227,038	1,480,610	11,288,455	8,735,480	880,396	20,023,935	20,904,331	5,055,132

Since the Operating Partnerships maintain a calendar year end the information reported on this schedule is as of December 31, 2001.

**There were no carrying costs as of December 31, 2001.  The column has been omitted for presentation purposes.

Notes to Schedule III

Boston Capital Tax Credit Fund Limited Partnership - Series 5

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period - 4/1/92		$20,288,851
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	4,975
Other	0
		$4,975
Deductions during period:
Cost of real estate sold	$0
Other*	(943,687)
		$(943,687)
Balance at close of period - 3/31/93		$19,350,139
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	139,600
Other	0
		$139,600
Deductions during period:
Cost of real estate sold	$0
Other*	0
		$0
Balance at close of period - 3/31/94		$19,489,739
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	12,561
Other	0
		$12,561
Deductions during period:
Cost of real estate sold	$0
Other	0
		$0
Balance at close of period - 3/31/95		$19,502,300

Balance at close of period - 3/31/95		$19,502,300
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	1,315,415
Other	0
		$1,315,415
Deductions during period:
Cost of real estate sold	$0
Other	0

		$0
Balance at close of period - 3/31/96		$20,817,715
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	33,132
Other	0
		$33,132
Deductions during period:
Cost of real estate sold	$0
Other *	0
		$0
Balance at close of period - 3/31/97		$20,850,847
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	4,950
Other	0
		$4,950
Deductions during period:
Cost of real estate sold	$0
Other	0

		$0
Balance at close of period - 3/31/98		$20,855,797

Balance at close of period - 3/31/98		$20,855,797
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	(65,649)
Other	0
		$(65,490)
Deductions during period:
Cost of real estate sold	$0
Other	0
		$0
Balance at close of period - 3/31/99		$20,790,148
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	746
Other	0
		$746
Deductions during period:
Cost of real estate sold	$0
Other	0
		$0
Balance at close of period - 3/31/00		$20,790,894
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	47,292
Other	0
		$47,292
Deductions during period:
Cost of real estate sold	$0
Other	0
		$0
Balance at close of period - 3/31/01		$20,838,186

Balance at close of period - 3/31/01		$20,838,186
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	66,145
Other	0
		$66,145
Deductions during period:
Cost of real estate sold	$0
Other	0
		$0

Balance at close of period - 3/31/02		$20,904,331

Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period - 4/1/92		$724,098
Current year expense	$400,685
Balance at close of period - 3/31/93		$1,124,783
Current year expense	$406,272
Balance at close of period - 3/31/94		$1,531,055
Current year expense	$403,858
Balance at close of period - 3/31/95		$1,934,913
Current year expense	$434,339
Balance at close of period - 3/31/96		$2,369,252
Current year expense	$449,720
Balance at close of period - 3/31/97		$2,818,972
Current year expense	$462,407
Balance at close of period - 3/31/98		$3,281,379
Current year expense	$420,998
Balance at close of period - 3/31/99		$3,702,377
Current year expense	$441,046
Balance at close of period - 3/31/00		$4,143,423
Current year expense	$449,783
Balance at close of period - 3/31/01		$4,593,206
Current year expense	$461,926
Balance at close of period - 3/31/02		$5,055,132

Boston Capital Tax Credit Fund Limited Partnership - Series 6

Schedule III - Real Estate and Accumulated Depreciation

March 31, 2002

		Initial cost to company		Cost capitalized subsequent to acquisition	Gross amount at which carried at close of period
Description	Encum-brances	Land	Buildings and improvements	Improvements	Land	Buildings and improvements	Total	Accumulated depreciation	Date of construction	Date acquired	Life on which depreciation is computed
AUBURN TRACE	9,605,207	730,000	5,564,052	9,345,962	730,000	14,910,014	15,640,014	7,175,249	Jan-90	Jun-89	5-27.5 yrs.
BRIARWOOD ESTATES	563,121	45,000	694,093	8,803	45,000	702,896	747,896	358,975	Sep-88	Sep-89	5-27.5 yrs.
COLUMBIA PARK APTS.	2,802,553	189,631	7,194,885	775,068	189,631	7,969,953	8,159,584	3,032,977	Feb-90	Nov-89	5-27.5 yrs.
ELDON ESTATES	549,168	28,000	709,320	28,902	28,000	738,222	766,222	377,381	Jul-88	Sep-89	5-27.5 yrs.
GREEN PINES APTS.	1,414,721	106,484	1,750,831	54,793	106,484	1,805,624	1,912,108	595,183	Nov-89	Oct-89	5-27.5 yrs.
HACIENDA VILLA	3,728,188	233,165	4,135,079	3,378,323	233,165	7,513,402	7,746,567	2,287,947	Jan-90	Dec-89	40 yrs.
HILLANDALE COMMONS	4,677,372	601,653	4,198,973	2,898,458	601,653	7,097,431	7,699,084	2,794,110	Jan-90	Nov-89	5-27.5 yrs.
HOLLAND WEST APTS.	1,850,815	175,000	2,301,607	905,629	175,000	3,207,236	3,382,236	1,269,994	Feb-90	Dec-89	5-27.5 yrs.
KEARNEY PROP II	358,842	34,000	460,385	8,286	34,000	468,671	502,671	245,001	Mar-88	Sep-89	5-27.5 yrs.
PLEASANT HILL PROPERTIES	555,105	25,000	703,690	26,512	25,000	730,202	755,202	357,273	May-88	Sep-89	5-27.5 yrs.
ROSENBERG HOTEL	1,762,198	452,000	4,948,372	(2,721,941)	415,000	2,226,431	2,641,431	322,975	Dec-88	Sep-89	5-27.5 yrs.
SHERBURNE SR. HOUSING	1,295,703	43,000	1,786,132	180,483	43,000	1,966,615	2,009,615	790,544	Jan-92	Nov-89	5-27.5 yrs.
SOCORRO PROPERTIES	1,235,818	85,000	1,652,129	94,564	85,000	1,746,693	1,831,693	889,603	Oct-89	Nov-89	27.5 yrs.
WARRENSBURG PROPERTIES	563,658	30,000	743,401	46,756	30,000	790,157	820,157	416,687	Feb-88	Sep-89	5-27.5 yrs.
WOODCLIFF APTS	749,541	26,795	919,806	15,401	26,795	935,207	962,002	475,825	Nov-89	Oct-89	5-27.5 yrs.

	31,712,010	2,804,728	37,762,755	15,045,999	2,767,728	52,808,754	55,576,482	21,389,724

Since the Operating Partnerships maintain a calendar year end the information reported on this schedule is as of December 31, 2001.

**There were no carrying costs as of December 31, 2001.  The column has been omitted for presentation purposes.

Notes to Schedule III

Boston Capital Tax Credit Fund Limited Partnership - Series 6

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period - 4/1/92		$59,489,199
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	3,679,360
Other	0
		$3,679,360
Deductions during period:
Cost of real estate sold	$0
Other*	0
		$0
Balance at close of period - 3/31/93		$63,168,559
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	447,307
Other	0
		$447,307
Deductions during period:
Cost of real estate sold	$0
Other*	0
		$0
Balance at close of period - 3/31/94		$63,615,866
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	147,102
Other	0
		$147,102
Deductions during period:
Cost of real estate sold	$0
Other	(261,992)
		$(261,992)
Balance at close of period - 3/31/95		$63,500,976

Balance at close of period - 3/31/95		$63,500,976
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	213,479
Other	0
		$213,479
Deductions during period:
Cost of real estate sold	$0
Other	0
		$0
Balance at close of period - 3/31/96		$63,714,455
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	149,680
Other	0
		$149,680
Deductions during period:
Cost of real estate sold	$0
Other *	(10,169,864)
		$(10,169,864)
Balance at close of period - 3/31/97		$53,694,271
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	213,929
Other	0
		$213,929
Deductions during period:
Cost of real estate sold	$0
Other	0
		$0
Balance at close of period - 3/31/98		$53,908,200

Balance at close of period - 3/31/98		$53,908,200
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	127,127
Other	0
		$127,127
Deductions during period:
Cost of real estate sold	0
Other	0
		$0
Balance at close of period - 3/31/99		$54,035,327
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	100,710
Other	0
		$100,710
Deductions during period:
Cost of real estate sold	$0
Other	0
		$0
Balance at close of period - 3/31/00		$54,136,037
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	1,031,005
Other	0
		$1,031,005
Deductions during period:
Cost of real estate sold	$0
Other	0
		$0
Balance at close of period - 3/31/01		$55,167,042

Balance at close of period - 3/31/01		$55,167,042
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	409,440
Other	0
		$409,440
Deductions during period:
Cost of real estate sold	$0
Other	0
		$0
Balance at close of period - 3/31/02		$55,576,482

Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period - 4/1/92		$3,757,494
Current year expense	$2,096,245
Balance at close of period - 3/31/93		$5,853,739
Current year expense	$2,168,130
Balance at close of period - 3/31/94		$8,021,869
Current year expense	$2,112,071
Balance at close of period - 3/31/95		$10,133,940
Current year expense	$2,079,902
Balance at close of period - 3/31/96		$12,213,842
Current year expense	$419,476
Balance at close of period - 3/31/97		$12,633,318
Current year expense	$1,767,719
Balance at close of period - 3/31/98		$14,401,037
Current year expense	$1,700,035
Balance at close of period - 3/31/99		$16,101,072
Current year expense	$1,759,182
Balance at close of period - 3/31/00		$17,860,254
Current year expense	$1,768,371
Balance at close of period - 3/31/01		$19,628,625
Current year expense	$1,761,099
Balance at close of period - 3/31/02		$19,628,625

FINANCIAL STATEMENTS AND

INDEPENDENT AUDITOR’S REPORT

COLUMBIA PARK ASSOCIATES

A WASHINGTON LIMITED PARTNERSHIP

COLUMBIA PARK APARTMENTS

PROJECT NO. WA-19K065001

DECEMBER 31, 2001 AND 2000

COLUMBIA PARK ASSOCIATES

COLUMBIA PARK APARTMENTS

TABLE OF CONTENTS

INDEPENDENT AUDITOR’S REPORT

FINANCIAL STATEMENTS

BALANCE SHEET

STATEMENT OF INCOME

STATEMENT OF CHANGES IN PARTNER’S EQUITY (DEFICIT)

STATEMENT OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

SUPPLEMENTAL INFORMATION

REPORT ON COMPLIANCE AND INTERNAL CONTROL OVER FINANCIAL REPORTING BASED ON AN AUDIT OF FINANCIAL STATEMNETS PERFORMED IN ACCORDANCE WITH GOVERNMENT AUDITING STANDARDS

CERTIFICATION OF BORROWER

MANAGEMENT AGENT’S CERTIFICATION

Independent Auditor’s Report

To the Partners

Columbia Park Associates

We have audited the accompanying balance sheets of Columbia Park Associates, Columbia Park Apartments (Project) as of December 31, 2001 and 2000, and the related statements of income, changes in partners’ equity (deficit) and cash flows for the years then ended.  These financial statements are the responsibility of the Project’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United States.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Project as of December 31, 2001 and 2000, and the results in its operations, changes in partners’ equity (deficit), and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.  The accompanying supplemental information on pages 13 to 15 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Project.  Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects, in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 7, 2002, on our consideration of the Project’s internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contract, and grants.  That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Kay L. Bowen & Associates, P.C.
February 7, 2002

COLUMBIA PARK ASSOCIATES
COLUMBAI PARK APARTMENTS

BALANCE SHEET

December 31,

ASSETS

	2001	2000
Current Assets:
Cash	260,888	$202,450
Account receivable - tenants	2,183	1,776
Accounts receivable - subsidy	2,496	6,430
Prepaid expenses	33,837	35,872
Total current assets	299,404	246,528

RESTRICTED DEPOSITS AND FUNDED RESERVES

Tenant’s security deposits	26,636	24,276
Reserve for replacements	89,711	94,722
Reserve for bond retirement	383,115	406,405
Total restricted deposits and funded reserves	499,462	525,403

RENTAL PROPERTY

Land	189,631	189,631
Building	7,455,459	7,434,705
Building equipment	76,327	71,604
Furnishings	365,732	355,599
Office furniture and equipment	11,429	11,187
Maintenance equipment	43,991	43,655
Vehicles	17,015	13,800
Total fixed assets	8,159,584	8,120,181
Less Accumulated Depreciation	(3,032,977)	(2,768,792)
Total rental property	5,126,607	5,351,389

OTHER ASSETS

Organization, bond issuance, refinancing Costs, less accumulated amortization Of $328,900 and $290,927	121,403	159,376

TOTAL ASSETS	$6,046,876	$6,282,696

See notes to financial statement

3

	2001	2000
CURRENT LIABILITIES:
Accounts payable - trade	56,057	$55,682
Accounts payable - other	31,032	31,032
Accrued expenses	2,872	3,664
Accrued interest payable-first mortgage	328,077	340,311
Current maturities in long-term debt	520,000	475,000
Total current liabilities	938,038	905,689

DEPOSITS AND PREPAID LIABILITIES:
Tenant securities deposits	26,636	24,276
Rent deferred credits	811	523
Total deposits and prepaid libilities	27,447	24,799

LONG-TERM LIABILITIES:
Notes payable (Long-Term)	752,553	752,553
Mortgage payable - First Mortgage	2,050,000	2,525,000
Less Current Portion	(520,000)	(475,000)
Total Long-Term Liabilities	2,282,553	2,802,553

TOTAL LIABILITIES	3,248,038	3,733,041

PARTNERS’ EQUITY (DEFICIT)	2,798,838	2,549,655

TOTAL LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)	$6,046,876	$6,282,696

See notes to financial statements.

COLUMBIA PARK ASSOCIATES

COLUMBIA APARTMENTS

STATEMENT OF INCOME

Year ended December 31,

	2001	2000
Revenue
Rent	$1,327,689	$1,323,376
Late fees, deposit forfeitures, etc.	14,747	6,133
Interest income	4,278	23,373

Total revenue	1,346,714	1,352,882

Expenses:
Administrative	64,919	55,288
Management fee	80,165	80,108
Utilities	53,202	61,731
Maintenance	170,969	191,390
Taxes	59,716	65,389
Insurance	30,026	37,846
Financial	305,343	345,024
Depreciation and amortization	302,157	307,229

Total expenses	1,066,497	1,144,005

Loss from rental operations	280,217	208,877

Partnership management fees	26,032	26,032
Reporting fees	5,000	5,000

NET INCOME (LOSS)	$249,185	$177,845

See notes to financial statements

5

COLUMBIA PARK ASSOCIATES

COLUMBIA PARK APARTMENTS

STATEMENT OF CHANGE IN PARTNER’S EQUITY (DEFICIT)

Years ended December 31, 2001 and 2000

Partner’s equity (deficit) - December 31, 1999	$2,371,810

Cash Distributions for 2000	—

Net Income for 2000	177,845

Partner’s equity (deficit) - December 31, 2000	2,549,655

Cash Distributions for 2001	—

Net Income for 2001	249,185

Partner’s equity (deficit) - December 31, 2001	$2,798,840

See notes to financial statements

COLUMBIA PARK ASSOCIATES

COLUMBIA PARK APARTMENTS

STATEMENT OF CASH FLOWS

Year ended December 31,

	2001	2000
Cash flows from operating activities
Net income (loss)	$249,185	$177,845
Adjustments to reconcile net income (loss) to net cash Provided by (used in) operating activities
Depreciation	264,185	269,257
Amortization	37,972	37,972
(Increase) decrease in accounts receivable-tenant	(407)	(1,741)
(Increase) decrease in accounts receivable-subsidy	3,934	3,634
(Increase) decrease in miscellaneous receivable	0	1,916
(Increase) decrease in prepaid expenses	2,035	8,369
Increase (decrease) in accounts payable	375	(3,187)
Increase (decrease) in accrued liabilities	(792)	(736)
Increase (decrease) in accrued interest payable	(12,234)	(51,994)
Increase (decrease) in rent deferred credits	288	415

Net cash provided by (used in) operating activities	544,541	441,750

Cash flows from investing activities
Deposits to reserve for replacement account	(31,945)	(32,511)
Withdrawals from reserve for replacement account	36,956	24,744
(Increase) decrease reserve for bond retirement	23,289	(12,554)
Purchase of depreciable assets	(39,403)	(24,892)

Net cash provided by (used in) investing activities	(11,103)	(45,213)

Cash flows from financing activities
Mortgage principle payments	(475,000)	(435,000)

Net cash provided by (used in) financing activities	(475,000)	(435,000)

NET INCREASE (DECREASE) IN CASH	58,438	(38,463)

Cash, beginning	202,450	240,913

Cash, end	$260,888	$202,450

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$285,697	$360,052

See notes to financial statement

COLUMBIA PARK ASSOCIATES

COLUMBIA PARK APARTMENTS

NOTES TO FINANCIAL STATEMENTS

December 31, 2001 and 2000

Note 1 - Organization and Summary of Significant Accounting Policies:

Columbia Park Associates, A Washington Limited Partnership, was organized under the laws of the State of Washington on June 23, 1989, for the purpose of acquiring, rehabilitating and operating a low-income residential apartment project, known as Columbia Park Apartments.

The Project was completed January 1, 1990, in Richland, Washington, and is an apartment complex of 138 units.  The partnership agreement limits annual distributions of net operating receipts to “surplus cash” available at the end of each year.  Surplus cash as of December 31, 2001 and 2000 amounted to $189,638 and $138,574, respectively.

The following significant accounting policies have been followed in the preparation of the financial statements:

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

Organizational cost is amortized over sixty months using the straight-line method.

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

Note 2 -  Notes Payable and Due to General Partners:

Commission Developer Note Payable and Funds Held by Bond Trustee

Construction and permanent financing have been provided to the Partnership through the issuance of tax-exempt bonds by the Washington State Housing Finance Commission, in the total amount of $5,685,000, which is evidenced by a commission developer note.

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

Under the terms of the loan agreement, the mortgage lender has issued an irrevocable direct-pay letter of credit in the amount of $5,685,000 plus 198 days of interest on the bonds as additional security for the payment of the bonds.  Beginning on July 1, 1990, the Partnership was required to make monthly deposits with the mortgage lender into the mortgage fund. The original letter of credit agreement expired on July 15, 1999. A new letter of credit agreement has been established with Key Bank National Association. The annual letter of credit fee is 1.0 percent of the outstanding letter of credit balance and is due annually on the letter of credit anniversary date.

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

Note 2 -  Notes Payable and Due to General Partners, continued:

The liability of the Partnership under the note is limited to the underlying value of the real estate collateral and an assignment of project rents and leases.

The following schedule outlines principle amounts due on the notes over the next five years:

December 31,	Amount

2002	$520,000
2003	570,000
2004	625,000
2005	335,000
2006	—
$2,050,000

Note 3 - Transactions and Affiliates and Related Parties:

Management Fees

In accordance with the partnership agreement, the Partnership paid Kier Management Corporation, an affiliate of one of the general partners, management fees of $80,165 and $80,108, during 2001 and 2000, respectively, for services rendered in connection with the leasing and operation of the Project.  The fee for its services is equal to 6 percent of the Project’s rental income.

There are no notes payable to the management agent

Reporting Fee

As of December 31, 2000, an annual reporting fee is payable to an affiliate of the investor limited partner, which holds a 99 percent interest in the Partnership, for services to be rendered in connection with the Partnership’s accounting matters relating to the investor limited partner.  The fee is based on the lessor of $5,000 or 0.375 percent of the aggregate cost of the project, as defined in the partnership agreement.  The fee is payable out of cash flow, as defined in the partnership agreement.  The amount charged to operations during 2001 and 2000 was $5,000, resulting in a payable balance at December 31, 2001 and 2000, of $5,000.

Partners’ Capital Contributions

The Partnership has two general partners - Landex Corporation and Kier Corporation, and one limited partner - Boston Capital Tax Credit Fund Limited Partnership.  Each general partner has made capital contributions of $100.00.

Note 3 - Transactions with Affiliates and Related Parties, continued:

Annual Partnership Management Fee

An annual partnership management fee is due to the general partners for their services in connection with administering the day-to-day operations of the partnership.  The fee is equal to the excess of 0.375 percent of the aggregate cost of the Project, as defined in the partnership agreement, over the reporting fee discussed above.  The fee is payable out of cash flow, as defined in the partnership agreement.  The amount charged to operations during 2001 and 2000 was  $26,032, resulting in a payable balance at December 31, 2001 and 2000, of $26,032.

Contingent Fees Payable to the General Partners

The general partners are entitled to receive certain fees based on the results of the construction phase of the Project and in the event of a sale or refinancing of the Project.  Such fees are contingent upon certain results and circumstances as defined in the partnership agreement.  No such fees were incurred by the Partnership during the period.

Housing Assistance Payment Contract Agreements

The Housing Authority of the City of Richland has contracted with the partnership, effective October 7, 1989 under Section 8 of Title II of the Housing and Community Development Act of 1974, to make housing assistance payments to the partnership on behalf of qualified tenants.  The agreements are being entered into on a unit-by-unit basis and will expire fifteen years from their inception.  As of December 31, 2001 and 2000, all of the units have been contracted.  During 2001 and 2000, rental assistance payments received under this contract were $1,089,698 and $1,089,584, respectively.

SUPPLEMENTAL INFORMATION

COLUMBIA PARK ASSOCIATES

COLUMBIA PARK APARTMENTS

SCHEDULE OF ADMINISTRATIVE, UTILITIES, MAINTENANCE

TAXES, INSURANCE AND INTEREST EXPENSE

Year ended December 31,

	2001	2000
Administrative expenses

Advertising	$178	$394
Other renting expenses	1,275	2,036
Office salaries	11,448	5,131
Office expenses	6,085	6,151
Manager Salaries	25,231	21,693
Managers rent free unit	7,800	7,800
Legal	1,666	840
Auditing	5,100	4,855
Bookkeeping	2,000	1,500
Bad Debts	2,360	2,122
Miscellaneous	1,776	2,766

Total Administrative Expenses	64,919	55,288

Utilities:

Electricity	14,997	17,393
Water	27,982	33,621
Sewer	518	374
Natural gas	9,705	10,343

Total Utilities Expenses	53,202	61,731

Operating and Maintenance

Grounds supplies	3,894	4,692
Grounds contract	30,825	27,009
Repairs material	14,863	17,928
Repairs contract	86,410	95,274
Exterminating contract	2,174	2,100
Heating/ Cooling contract	1,183	427
Painting/ decorating contract	7,549	15,274
Cleaning contract/ supplies	22,089	21,175
Garbage and trash	250	315
Vehicle maintenance equipment and repairs	1,492	6,957
Miscellaneous	240	239

Total operating and maintenance	170,969	191,390

13

	2001	2000

Taxes

Real estate taxes	56,025	56,137
Payroll taxes	2,389	8,753
Other taxes	1,302	499

Total Tax Expenses	59,716	65,389

Insurance

Property and liability insurance	23,095	26,237
Fidelity bond insurance	4	—
Workman’s compensation	83	—
Employee health	6,844	11,609

Total Insurance expense	30,026	37,846

Financial:

Interest on mortgage payable	273,463	308,058
Miscellaneous financial expenses	31,880	36,966

Total Interest Expense	305,343	345,024

COLUMBAI PARK ASSOCIATES

COLUMBIA PARK APARTMENTS

SUPPLEMENTAL DATA

December 31, 2001

Reserve for Replacements

A replacement reserve has been established to be used for capital expenditures.  As of December 31, 2001 and 2000 the replacement reserve has been adequately funded.

Balance - December 31, 1999	$86,956
Monthly Deposits ($2,565.00 x 12)	30,780
Interest Income	1,730
Withdrawals
Approved withdrawals	(24,743)
Bank fees	0

Balance - December 31, 2000	94,722

Monthly Deposits ($2,565.00 x 12)	30,780
Interest Income	1,165
Withdrawals
Approved withdrawals	(36,952)
Bank fees	(4)

Balance - December 31, 2001	$89,711

Schedule of Changes in Fixed Assets Accounts:

Description	Balance 12/31/00	Additions	Deductions	Balance 12/31/01

Land	$189,631	—	—	$189,631
Building	7,434,705	20,754	—	7,455,459
Building Equipment (Portable)	71,604	4,723	—	76,327
Furnishings	355,599	10,133	—	365,732
Office Furniture/Equipment	11,187	242	—	11,429
Maintenance equipment	43,655	336	—	43,991
Vehicles	13,800	3,215	—	17,0115
	$8,120,181	39,403	—	$8,159,584
Accumulated Depreciation	$2,768,792	264,185		$3,032,977
Net Book Value	$5,351,389			$5,126,607

Report on Compliance and Internal Control Over Financial Reporting Based on an Audit of Financial Statements Performed in Accordance with Government Auditing Standards

To the Partners

Columbia Park Associates

We have audited the financial statements of Columbia Park Associates, Columbia Park Apartments (Project) as of and for the year ended December 31, 2001, and have issued our report thereon dated February 7, 2002.  We conducted our audit in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States of America.

Compliance

As part of obtaining reasonable assurance about whether the Project’s financial statements are free of material misstatement, we performed tests of its compliance with certain provisions of laws, regulations, contracts and grants, noncompliance with which could have a direct and material effect on the determination of financial statement amounts.  However, providing an opinion on compliance with those provisions was not an objective of our audit and, accordingly, we do not express such an opinion.  The results of our tests disclosed no instances of noncompliance that are required to be reported under Government Auditing Standards.

Internal Control Over Financial Reporting

In planning and performing our audit, we considered the Project’s internal control over financial reporting in order to determine our auditing procedures for the purpose of expressing our opinion on the financial statements and not to provide assurance on the internal control over financial reporting.  Our consideration of the internal control over financial reporting would not necessarily disclose all matters in the internal control over financial reporting that might be material weaknesses.  A material weakness is a condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.  We noted no matters involving the internal control over financial reporting and its operation that we consider to be material weaknesses.

This report is intended solely for the information and use of the audit committee, management, others within the organization, and federal awarding agencies and pass-through entities and is not intended to be and should not be used by anyone other than these specified parties.

Kay L. Bowen & Associates, P.C.
February 7, 2002

COLUMBIA PARK ASSOCIATES

COLUMBIA PARK APARTMENTS

CERTIFICATE OF BORROWER

December 31, 2001

The information provided by Columbia Park Associates, to Kay L. Bowen & Associates, Certified Public Accountants, for the preparation of the 2001 annual audit, to which this certification is attached, is hereby certified to be true and correct, and it is further certified that the handling of the reserve account, the operating and maintenance account, rental receipts, interest credit by Columbia Park Associates was in accordance with the governing federal regulation.

Done this       day of                           , 2002

General Partner

COLUMBIA PARK ASSOCIATES

COLUMBIA PARK APARTMENTS

MANAGEMENT AGENT’S CERTIFICATION

December 31, 2001

We hereby certify that we have examined the accompanying financial statements and supplemental data of Columbia Park Associates and to the best of our knowledge and belief the same are accurate and complete.

Kier Management Corporation

Signature of Management
Agent’s Representative

Title

Date:

Employer Identification No. - 87-0385825

To the Partners

Apple Hill Limited Partnership

Winston-Salem, North Carolina

We have audited the accompanying balance sheets of Apple Hill Limited Partnership as of December 31, 2001 and 2000, and the related statements of income, partners’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Apple Hill Limited Partnership as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted m the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 15, 2002 on our consideration of Apple Hill Limited Partnership’s internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Greensboro, North Carolina

January 15, 2002

To the Partners

Country Village Associates

We have audited the accompanying balance sheets of Country Village Associates, RHS Project No.:37-36-1333-319-448, as of December 31, 2001 and 2000, and the related statements of operations, partners’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Country Village Associates, RHS Project No.: 37-36-1333-319-448, as of December 31, 2001 and 2000, and the results of its operations, the changes in partners’ deficit and cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated March 4, 2002, on our consideration of Country Village Associates’ internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the result of our audits.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 18 through 20 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basis financial statements taken as a whole.

FASMAN, KLEIN & FELDSTEIN

New City, New York

March 4, 2002

January 24, 2002

To the Partners of

Mecca Apartments

Independent Auditor’s Report

We have audited the accompanying balance sheets of Mecca Apartments, a limited partnership, as of December 31, 2001, and 2000, and the related statements of income and changes in partners’ capital and cash flows for the years then ended. These financial statements are the responsibility of the project’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement An audit includes examining, on a test basis, evidence supporting the amounts and disclosures ha the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mecca Apartments, a limited partnership, as of December 31, 2001, and 2000, and the results of its operations and for changes in partners’ capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

INDEPENDENT AUDITOR'S REPORT

To the Partners

Redondo Associates, Ltd.

I have audited the accompanying balance sheets of Redondo Associates, Ltd. (a limited partnership), RD Case No. 04-013-953603409, as of December 31, 2001 and 2000, and the related statements of operations, changes in partners’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Redondo Associates, Ltd. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued a report dated January 22, 2002 on my consideration of Redondo Associates, Ltd.’s internal control over financial reporting and a report dated January 22, 2002 on tests of its compliance with certain provisions of laws, regulations, contracts, and grants. These reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of my audits.

INDEPENDENT AUDITOR'S REPORT

To the Partners of

California Investors VI

Fresno, California

We have audited the accompanying balance sheet of California Investors VI (a California Limited Partnership) (the “Partnership”), as of December 31, 2001 and the related statement of operations, partners’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of California Investors VI as of December 31, 2001 and the results of its operations, changes in partners’ equity (deficit), and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note G, the Partnership is incurring liquidity problems. This condition raises substantial doubt about the Partnership’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

INDEPENDENT AUDITOR'S REPORT

To the Partners of

California Investors VI

Fresno, California

We have audited the accompanying balance sheet of California Investors VI (a California Limited Partnership) (the “Partnership”), as of December 31, 2001 and the related statement of operations, partners’ equity (deficit), and cash flows for the year then ended.  These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of California Investors VI as of December 31, 2001 and the results of its operations, changes in partners’ equity (deficit), and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note G, the Partnership is incurring liquidity problems. This condition raises substantial doubt about the Partnership’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Janzen, Tamberi & Wong

Accountancy Corporation

February 28, 2002

To the Partners of

Fylex Housing Associates Limited Partnership

Independent Auditors’ Report

We have audited the accompanying balance sheets of Fylex Housing Associates Limited Partnership (CASE NO. 34-003-0020417485) as of December 31, 2001 and 2000, and the related statements of income and expense, partners’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards, issued by the Comptroller General of the United States, Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fylex Housing Associates Limited Partnership at December 31, 2001 and 2000, and the results of its operations, changes in its partners’ equity (deficit) and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated January 25, 2002 on our consideration of Fylex Housing Associates Limited Partnership’s internal control over financial reporting and our tests of its compliance with laws and regulations. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

To the Partners

Lake North Apartments II, Ltd.

We have audited the accompanying balance sheets of Lake North Apartments II, Ltd. (a Florida limited partnership), RHS Project No. 09-035-0592821600, as of December 31, 2001 and 2000, and the related statements of operations, partners’ equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lake North Apartments II, Ltd., RHS Project No. 09-035-0592821600, as of December 31, 2001 and 2000, and the results of its operations, changes in partners’ equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 20 through 35 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated January 25, 2002 on our consideration of Lake North Apartments, Ltd.’s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. This report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

To The Partners

Mound Plaza, LTD.

Moundville, Alabama

We have audited the accompanying balance sheets of Mound Plaza, LTD., Moundville, Alabama, as of December 31, 2001 and 2000, and the related statements of income, partnership capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America, the USDA/Rural Development Audit Program, and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mound Plaza, LTD. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Independent Auditors’ Report

To the Partners of

Pedcor Investments - 1988 - IV, L.P.

(An Indiana Limited Partnership)

We have audited the accompanying balance sheet of Pedcor Investments - 1988 - IV, L.P. (an Indiana Limited Partnership) as of December 31, 2001, and the related statements of profit and loss and changes in partners’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects the financial position of Pedcor Investments - 1988 - IV, L.P. as of December 31, 2001, and the results of its operations and changes in partners’ equity (deficit) and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 25, 2002, on our consideration of the Partnership’s internal controls and a report dated January 25, 2002, on its compliance with laws and regulations.

The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

INDEPENDENT AUDITORS' REPORT

Partners

Queens Court Limited Partnership

We have audited the accompanying balance sheet of Queens Court Limited Partnership (the Partnership) as of December 31, 2001 and the related statements of profit and loss, changes in partners’ capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of tile Partnership for the year ended December 31, 2000 were audited by other auditors, whose report dated January 28, 2001 expressed an unqualified opinion.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership at December 31, 2001, and the results of its operations, changes in Palmers’ capital and its cash flow’s for the year then ended in conformity with general accepted accounting principles in the United States of America.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data, included in the report on Pages 14-20, is presented for the purposes of additional analysis and is not a required part of the financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued our report dated March 25, 2002, on our consideration of the Partnerships control over financial reporting and our test of its compliance with certain provisions of laws, regulations, contracts, and grants. This report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering thee results of our audit.

INDEPENDENT AUDITORS, REPORT

To the Partners

Sun Village Apartments, Ltd.

We have audited the accompanying balance sheets of Sun Village Apartments, Ltd. (a Florida limited partnership), RHS Project No. 09-035-592798320, as of December 31, 2001 and 2000, and the related statements of operations, partners’ equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sun Village Apartments, Ltd., RHS Project No. 09-035-592798320, as of December 31, 2001 and 2000, and the results of its operations, the changes in partners’ equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 20 through 35 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated January 25, 2002 on our consideration of Sun Village Apartments, Ltd. ‘s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. This report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

To the Partners of

Willow Street Associates

(a Limited Partnership)

Independent Auditors’ Report

We have audited the accompanying balance sheets of Willow Street Associates (Case No. 34-012-0020413965) as of December 31, 2001 and 2000 and the related statements of income and expense, partners’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Willow street Associates at December 31, 2001 and 2000 and the results of its operations, partners’ equity (deficit) and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America

In accordance with Government Auditing Standards, we have also issued our report dated January 10, 2002 on our consideration of willow Street Associates’ internal control over financial reporting and our tests of its compliance with laws and regulations. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

INDEPENDENT AUDITOR'S REPORT

To the Partners of

Rainbow Housing Associates, Ltd.

Yuma, Arizona

We have audited the accompanying Balance Sheet of Rainbow Housing Associates, Ltd., FHA Project Number 123-11124, as of December 31, 2001, and the related statements of profit and loss, changes in project equity and cash flows for the year then ended. These financials statements are of the Project’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fully, in all material respects, the financial position of Rainbow Housing Associates, Ltd.; as of December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted, accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated March 6, 2002, consideration of Rainbow Housing Associates, Ltd.’s internal control structure and a report dated March 6, 2002, on its compliance with laws and regulations.

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

INDEPENDENT AUDITORS' REPORT

To the Partners

Armory Square Limited Partnership

Holyoke, Massachusetts

We have audited the accompanying balance sheet of Armory Square Limited Partnership as of December 31, 2001, and the related statements of operations, partners’ capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements and supplemental information of Armory Square Limited Partnership as of December 31, 2000 were audited by other auditors, whose report dated January 25, 2001 expressed an unqualified opinion on those financial statements and supplemental information.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Armory Square Limited partnership as of December 31, 2001, and the results of operations, partners’ capital and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Our audit was made for the purpose of fanning an opinion on the basic financial statements taken as a whole. The supplemental information included in this report (shown on pages 17 and 18) is presented for the purpose of additional analysis and is not required a part of the basic financial statements, such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners of

Auburn Trace, Ltd.

We have audited the accompanying balance sheets of Auburn Trace, Ltd. (a Florida limited partnership) (the “Partnership”) as of December 31, 2001 and 2000 and the related statements of operations, partners’ equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management, our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Auburn Trace, Ltd. as of December 31, 2001 and 2000 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

INDEPENDENT AUDITOR’S REPORT

To Partners of

Cambria Commons Limited Partnership

We have audited the accompanying balance sheet of Cambria Commons Limited Partnership as of December 31, 2001, and the related statements of operations, partners’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Cambria commons Limited Partnership for the year ended December 31, 2000 were audited by other auditors whose report, dated January 24, 2001, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and Government Auditing standards, issued by the comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement Presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cambria Commons Limited Partnership at December 31, 2001, and the results of its operations and its cash flows for the Year then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued reports dated January 24, 2002 on our consideration of Cambria Commons Limited Partnership’s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. These reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

Buffalo, New York

January 24, 2002

INDEPENDENT AUDITOR'S REPORT

To the Partners

Haven Park Partners II, A California Limited Partnership

I have audited the accompanying balance sheets of Haven Park Partners II, A California Limited Partnership as of December 31, 2001 and 2000, and the related statements of operations, partners’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Haven Park Partners II, A California Limited Partnership as of December 31, 2001 and 2000, and the results of its operations, the changes in partners equity and cash flows for the year then ended in conformity with accounting Principles generally accepted in the United States of America.

My audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 12 is presented for purposes of additional analysis and is not a required Part of the basic financial statements, such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Independent Auditor's Report

To the Partners

Landmark Limited Partnership

We have audited the accompanying balance sheet of Landmark Limited Partnership, VHDA Number 88-0144-HF, as of December 31, 2001, and the related statements of operations, and cash flows and changes in owners’ equity for the year then ended. These financial statements are the responsibility of Landmark Limited Partnership’s management, our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards and the Virginia Housing Development Authority’s Mortgagor/Grantee’s Audit Guide. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements’ presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Landmark Limited Partnership as of December 31, 2001, and the results of its operations and its cash flows and its changes in owners equity for the year then ended in conformity with generally accepted accounting principles.

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

Independent Auditors' Report

To the Partners of

Pedcor Investments - 1988 - VI, L.P.

(An Indiana Limited Partnership)

We have audited the accompanying balance sheet of Pedcor Investments - 1988 — VI, L.P. (an Indiana Limited Partnership) as of December 31, 2001, and the related statements of profit and loss and changes in partners’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects the financial position of Pedcor Investments - 1988 - VI, L.P. as of December 31, 2001, and the results of its operations and changes in partners’ equity (deficit) and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 25, 2002, on our consideration of the Partnership’s internal controls and a report dated January 25, 2002, on its compliance with laws and regulations.

The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

REPORT OF INDEPENDENT AUDITORS

Partners

Shockoe Hill Associates II, L.P.

T/A Shockoe Hill II Apartment

We have audited the accompanying balance sheet of Shockoe Hill Associates II, L.P., T/A Shockoe HiIl II Apartments (HUD Project No, 051-35393) as of December 3 l, 2001, and the related statements of income, changes in equity and cash flows for the year then ended. These financial statements are the responsibility of the management of Shockoe Hill Associates II, LP., T/A Shockoe Hill II Apartments. Our responsibility is to express an opinion on these financial statements based on our audit

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United Stales. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shockoe Hill Associates II, L.P., T/A Shockoe Hill II Apartments as of December 31,2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 7, 2002 on our consideration of Shockoe Hill Associates II, L.P. ‘s internal control and reports dated February 7, 2002 on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination. Those reports are integral part of an audit performed in accordance with Government Audit Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules and supporting data for the year ended December 31, 2001, are presented for the purpose of additional analysis and are not a required part of these financial statements. Such information has been subjected to the auditing procedures applied to the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners of

Auburn Trace, Ltd.

We have audited the accompanying balance sheets of Auburn Trace, Ltd. (a Florida limited partnership) (the “Partnership”) as of December 31, 2001 and 2000 and the related statements of operations, partners’ equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Auburn Trace, Ltd. as of December 31, 2001 and 2000 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

INDEPENDENT AUDITOR’S REPORT

To The Partners of

Holland West Limited Partnership

We have audited the accompanying balance sheet of HUD Project No. 047-44050/12001 of Holland West Limited Partnership (a Michigan Partnership) as of December 31, 2001, and the related statements of income, and cash flows, and changes in partner’s equity. These financial statements are the responsibility of the project’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An Audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Holland West Limited Partnership as of December 31, 2001, and the results of its operations and its cash flow and its changes in partners’ equity for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

In accordance with Government Auditing Standards, we have also issued a report January 23. 2002, on our consideration of Holland West Limited Partnership’s internal controls and a report dated January 23, 2002, on its compliance with laws and regulations.

INDEPENDENT AUDITORS' REPORT

To the Partners

Sherburne Housing Redevelopment Company

We have audited the accompanying balance sheets of Sherburne Housing Redevelopment Company as of December 31, 2001 and 2000, and the related statements of operations, partners’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by Management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sherburne Housing Redevelopment Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued reports dated January 30, 2002, on our consideration of Sherburne Housing Redevelopment Company’s internal control structure and its compliance with laws and regulations.

To the Partners

Apple Hill Limited Partnership

Winston-Salem, North Carolina

We have audited the accompanying balance sheets of Apple Hill Limited Partnership as of December 31, 2000 and 1999, and the related statements of income, partners’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express all opinion on these financial statements based on our audits.

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

In accordance with Government Auditing Standards, we have also issued a report dated January 22, 2001 on our consideration of Apple Hill Limited Partnership’s internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Greensboro, North Carolina January 22, 2001

INDEPENDENT AUDITOR’S REPORT

To the Partners

Redondo Associates, Ltd.

I have audited the accompanying balance sheets of Redondo Associates, Ltd. (a limited partnership), RD Case No. 04-013-953603409, as of December 31, 2000 and 1999, and the related statements of operations, changes in partners’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Redondo Associates, Ltd. as of December 31, 2000 and 1999, and thc results of its operations and its cash flows for the years then ended, in conformity with generally accepted ..accounting principles.

In accordance with Government Auditing Standards, I have also issued a report dated January 22, 2001 on my consideration of Redondo Associates, Ltd.’s internal control over financial reporting and a report dated January 22, 2001 on tests of its compliance with certain provisions of laws, regulations, contracts, and grants. These reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of my audits.

To the Partners of

Mecca Apartments

Independent Auditor’s Report

We have audited the accompanying balance sheets of Mecca Apartments, a limited partnership, as of December 31, 2000, and 1999, and the related statements of income and changes in partners’ capital and cash flows for the years then ended. These financial statements are the responsibility of the project’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mecca Apartments, a limited partnership, as of December 31, 2000, and 1999, and the results of its operations and for changes in partners’ capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

To the Partners of

Fylex Housing Associates

(a Limited Partnership)

Independent Auditors’ Report

We have audited the accompanying balance sheets of Fylex Housing Associates (a Limited Partnership) (Case No. 34-003-0020417485) as of December 31, 2000 and 1999 and the related statements of income and expense, partners’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fylex Housing Associates at December 31, 2000 and 1999 and the results of its operations, partners’ equity (deficit) and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 23, 2001 on our consideration of Fylex Housing Associates’ internal control over financial reporting and our tests of its compliance with laws and regulations. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

January 23, 2001

INDEPENDENT AUDITORS REPORT

To the Partners

Lake North Apartments II, Ltd.

We have audited the accompanying balance sheets of Lake North Apartments II, Ltd. (a Florida limited partnership), FmHA Project No. 09-035-0592821600, as of December 31, 2000 and 1999, and the related statements of operations, partners’ equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Leesburg, Florida January 29, 2001

Independent Auditors Report

To The Partners

Mound Plaza, LTD.

Moundville. Alabama

We have audited the accompanying balance sheets of Mound Plaza, LTD., Moundville., Alabama, as of December 31, 2000 and 1999, and the related statements of income, partnership capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

Independent Auditors’ Report

To the Partners of

Pedcor Investments - 1988 - IV, L.P.

(An Indiana Limited Partnership)

We have audited the accompanying balance sheet of Pedcor Investments - 1988 - IV, L.P. (an Indiana Limited Partnership) as of December 31, 2000, and the related statements of profit and loss and changes in partners’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly in all material respects the financial position of Pedcor Investments - 1988 - IV, L.P. as of December 31, 2000, and the results of its operations and changes in partners’ equity (deficit) and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 24, 2001, on our consideration of the Partnership’s internal controls and a report dated January 24, 2001, on its compliance with laws and regulations.

The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

Independent Auditor's Report

To The Partners

Queens Court Limited Partnership

Philadelphia, Pennsylvania

We have audited the accompanying balance sheets of Queens Court Limited Partnership as of December 31, 2000 and 1999 and the related statements of operations, partners’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

INDEPENDENT AUDITOR'S REPORT

To the Partners of

Rainbow Housing Associates, Ltd.

Yuma, Arizona

We have audited the accompanying Balance Sheet of Rainbow Housing Associates, Ltd., FI IA Project Number 123-94008 REF, as of December 31, 2000, and the related statements of profit and loss, changes in project equity and cash flows for the year then ended. These financial statements are the responsibility of the Project’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In accordance with Government Auditing Standards, we have also issued a report dated February 20, 2001, on our consideration of Rainbow Housing Associates, Ltd.’s internal control structure and a report dated February 20, 2001, on its compliance with laws and regulations.

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

INDEPENDENT AUDITORS' REPORT

To the Partners

Sun Village Apartments, Ltd.

We have audited the accompanying balance sheets of Sun Village Apartments, Ltd. (a Florida limited partnership),FmHA Project No. 09035592798320, as of December 31, 2000 and 1999, and the related statements of operations, partners’ equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sun Village Apartments, Ltd. as of December 31, 2000 and 1999, and the results of its operations, the changes in partners’ equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

To the Partners of

Willow Street Associates

(a Limited Partnership)

Independent Auditors’ Report

We have audited the accompanying balance sheets of Willow Street Associates (Case No. 34-012-0020413965) as of December 31, 2000 and 1999 and the related statements of income and expense, partners’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Willow Street Associates at December 31, 2000 and 1999 and the results of its operations, partners’ equity (deficit) and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 11, 2001 on our consideration of Willow Street Associates’ internal control over financial reporting and our tests of its compliance with laws and regulations. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners of

Auburn Trace, Ltd.

We have audited the accompanying balance sheets of Auburn Trace, Ltd. (a Florida limited partnership) (the “Partnership”) as of December 31, 2000 and 1999 and the related statements of operations, partners’ equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

INDEPENDENT AUDITOR’S REPORT

To Partners of

Cambria Commons Limited Partnership

We have audited the accompanying balance sheet of Cambria Commons Limited Partnership as of December 31, 2000, and the related statements of operations, partners’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements and supplementary information of Cambria Commons Limited Partnership for the year ended December 31, 1999, were audited by Freed Maxick Sachs & Murphy, P.C., independent accountants, whose directors merged with McGladrey & Pullen, LLP on November 1, 2000. Freed Maxick Sachs & Murphy, P.C.’s report dated January 27, 2000, expressed an unqualified opinion on those statements.

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

In accordance with Government Auditing Standards, we have also issued reports dated January 24, 2001 on our consideration of Cambria Commons Limited Partnership’s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. These reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

Buffalo, New York

January 24, 2001

Independent Auditor's Report

To the Partners

Landmark Limited Partnership

We have audited the accompanying balance sheet of Landmark Limited Partnership, VHDA Number 88-0144-HF, as of December 31, 2000, and the related statements of operations, and cash flows and changes in owners’ equity for the year then ended. These financial statements are the responsibility of Landmark Limited Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards and the Virginia Housing Development Authority’s Mortgagor/Grantee’s Audit Guide. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements’ presentation. We believe that our audit provides a reasonable basis for our opinion.

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

Independent Auditors' Report

To the Partners of

Pedcor Investments - 1988 - VI, L.P.

(An Indiana Limited Partnership)

We have audited the accompanying balance sheet of Pedcor Investments - 1988 - VI, L.P. (an Indiana Limited Partnership) as of December 31, 2000, and the related statements of profit and loss and changes in partners’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly in all material respects the financial position of Pedcor Investments - 1988 - VI, L.P. as of December 31, 2000, and the results of its operations and changes in partners’ equity (deficit) and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 24, 2001, on our consideration of the Partnership’s internal controls and a report dated January 24, 2001, on its compliance with laws and regulations.

The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

Independent Auditors' Report

To the Partners

Shockoe Hill Associates II, L.P.

Richmond, Virginia

We have audited the accompanying balance sheet of Shockoe Hill Associates II, L.P. as of December 31, 2000, and the related statements of income, changes in partners’ capital, and cash flows for the year then ended. These financial statements are the responsibility of Shockoe Hill Associates II, L.P.’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shockoe Hill Associates II, L.P. as of December 31, 2000, and the results of its operations, changes in partners’ capital, and cash flows for the year then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated May 11, 2001 on our consideration of Shockoe Hill Associates II, L.P.’s internal controls and reports dated May 11, 2001 on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to Affirmative Fair Housing, and specific requirements applicable to nonmajor HUD program transactions. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners of

Auburn Trace, Ltd.

We have audited the accompanying balance sheets of Auburn Trace, Ltd. (a Florida limited partnership) (the “Partnership”) as of December 31, 2000 and 1999 and the related statements of operations, partners’ equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

INDEPENDENT AUDITOR’S REPORT

To The Partners of

Holland West Limited Partnership

We have audited the accompanying balance sheet of HUD Project No. 047-44050/12001 of Holland West Limited Partnership (a Michigan Partnership) as of December 31, 2000, and the related statements of income, and cash flows, and changes in partner’s equity. These financial statements are the responsibility of the project’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Holland West Limited Partnership as of December 31, 2000, and the results of its operations and its cash flow and its changes in partners’ equity for the year then ended in conformity with generally accepted accounting principles,

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information included in the report (shown on pages 11 to 16) are presented for the purposes of additional analysis and are not a required part of the basic financial statements of Holland West Limited Partnership, Such information has been subject to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated January 25, 2001, on our consideration of Holland West Limited Partnership’s internal controls and a report dated January 25, 2001, on its compliance with laws and regulations.

Independent Auditor's Report

To the Partners

Sherburne Housing Redevelopment Company

We have audited the accompanying balance sheets of Sherburne Housing Redevelopment Company as of December 31, 2000 and 1999, and the related statements of operations, partners’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In accordance with Government Auditinq Standards, we have also issued reports dated January 30, 2001, on our consideration of Sherburne Housing Redevelopment Company’s internal control structure and its compliance with laws and regulations.

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

To the Partners of

Mecca Apartments Limited Partnership

Independent Auditor’s Report

We have audited the accompanying balance sheets of Mecca Apartments Limited Partnership, as of December 31, 1999, and 1998, and the related statements of income, changes in capital and cash flows for the years then ended.  These financial statements are the responsibility of the project’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mecca Apartments Limited Partnership, at December 31 I 999, and 1998, and the results of its operations and changes in partners’ capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

To the Partners

Redondo Associates, Ltd.

I have audited the accompanying balance sheets of Redondo Associates, Ltd. (a limited partnership), RD Case No.04-013-953603409, as of December 31.1999 and 1998, and the related statements of operations, changes in partners’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In accordance with Government Auditing Standards and the U. S. Department of Agriculture, Farmers Home Administration “Audit Program”, I have also issued a report dated January 24, 2000 on my consideration of Redondo Associates, Ltd.’s internal control and a report dated January 24, 2000 on its compliance with laws and regulations applicable to the financial statements.

To the Partners of

Fylex Housing Associates

(a Limited Partnership)

Independent Auditors’ Report

We have audited the accompanying balance sheets of Fylex Housing Associates (a Limited Partnership) (Case No. 34-003-0020417485) as of December 31, 1999 and 1998 and the related statements of income and expense, partners’ equity (deficit), and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fylex Housing Associates at December 31, 1999 and 1998 and the results of its operations, partners’ equity (deficit) and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 19, 2000 on our consideration of Fylex Housing Associates’ internal control over financial reporting and our tests of its compliance with laws and regulations.

To the Partners

Lake North Apartments II, Ltd.

We have audited the accompanying balance sheets of Lake North Apartments II, Ltd. (a Florida limited partnership), FmHA Project No. 09-035-0592821600, as of December 31, 1999 and 1998, and the related statements of operations, partners’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

To The Partners

Mound Plaza, LTD.

Moundville, Alabama

We have audited the accompanying balance sheet of Mound Plaza, LTD., Moundville, Alabama, as of December 31, 1999, and the related statements of income, partnership capital (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Mound Plaza, LTD. as of December 31, 1998, were audited by other auditors whose report, dated January 27, 1999, on those statements was qualified because of lack of evidence regarding year 2000 disclosures.

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

To the Partners of

Pedcor Investments - 1988 - IV, L.P.

(An Indiana Limited Partnership)

We have audited the accompanying balance sheet of Pedcor Investments - 1988 - IV, L.P. (an Indiana Limited Partnership) as of December 31, 1999, and the related statements of profit and loss and changes in partners’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly in all material respects the financial position of Pedcor Investments - 1988 - IV, L.P. as of December 31, 1999, and the results of its operations and changes in partners’ equity (deficit) and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 21, 2000, on our consideration of the Partnership’s internal controls and a report dated January 21, 2000, on its compliance with laws and regulations.

The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements.  Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

To the Partners of
Rainbow Housing Associates, Ltd.

Yuma, Arizona

We have audited the accompanying Balance Sheet of Rainbow Housing Associates, Ltd., FHA Project Number 123-94008 RFF, as of December 31, 1999, and the related statements of profit and loss, changes in project equity and cash flows for the year then ended. These financial statements are the responsibility of the Project’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In accordance with Government Auditing Standards, we have also issued a report dated March 8, 2000 on our consideration of Rainbow Housing Associates, Ltd.’s internal control structure and a report dated March 8, 2000, on its compliance with laws and regulations.

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

To the Partners

Sun Village Apartments, Ltd.

We have audited the accompanying balance sheets of Sun Village Apartments, Ltd. (a Florida limited partnership),FMHA Project No. 09035592798320, as of December 31, 1999 and 1998, and the related statements of operations, partners’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the partnership1s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sun Village Apartments, Ltd. as of December 31, 1999 and 1998, and the results of its operations, the changes in partners’ equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

To the Partners of

Willow Street Associates

(a Limited Partnership)

Independent Auditors’ Report

We have audited the accompanying balance sheets of Willow Street Associates (case No. 34-012-0020413965) as of December 31, 1999 and 1998 and the related statements of income and expense, partners’ equity (deficit), and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Willow Street Associates at December 31, 1999 and 1998 and the results of its operations, partners’ equity (deficit) and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 14, 2000 on our consideration of Willow Street Associates’ internal control over financial reporting and our tests of its compliance with laws and regulations.

To the Partners of

Armory Square Limited Partnership

Holyoke, Massachusetts

We have audited the accompanying balance sheets of Armory Square Limited Partnership as of December 31, 1999 and 1998, and the related statements of operations, partners’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Armory Square Limited Partnership as of December 31, 1999 and 1998, and the results of its operations, changes in partners’ capital, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

To Partners of

Cambria Commons Limited Partnership

We have audited the accompanying balance sheets of Cambria Commons Limited Partnership as of December 31, 1999 and 1998, and the related statements of operations, partners’ deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

To the Partners of

Pedcor Investments 1988-VI, L.P.

We have audited the accompanying balance sheets of Pedcor Investments 1988-VI, L.P. as of December 31, 1999 and 1998, and the related statements of loss, partners’ equity (deficit), and cash flows for the years then ended.  These financial statements are the responsibility of the partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

To the Partners of

Rosenberg Building Associates Limited Partnership

Boston, Massachusetts

We have audited the accompanying balance sheets of Rosenberg Building Associates Limited Partnership as of December 31, 1999 and 1998, and the related statements of operations, partners’ capital, and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rosenberg Building Associates Limited Partnership as of December 31, 1999 and 1998, and the results of its operations, changes in partners’ capital, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

To the Partners

Shockoe Hill Associates II, L.P.

Richmond, Virginia

We have audited the accompanying balance sheet of Shockoe Hill Associates II,  L.P. as of  December  31,  1999, and  the related statements of income, changes in partners’ capital, and cash flows for  the year  then  ended.  These financial statements are the responsibility of Shockoe Hill Associates II,  L.P.’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shockoe Hill Associates II, L.P. as of December 31, 1999, and the results of its operations, changes in partners’ capital, and cash flows for the year then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated March 23, 2000 on our consideration of Shockoe Hill Associates II, L.P.’s internal controls and reports dated March 23, 2Q00 on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable

To The Partners of

Holland West Limited Partnership

We have audited the accompanying balance sheet of HOD Project No. 047-44050/12001 of Holland West Limited Partnership (a Michigan Partnership) as of December 31. 1999, and the related statements of income, and cash flows, and changes in partner’s equity. These financial statements are the responsibility of the project’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Holland West Limited Partnership as of December 31. 1999, and the results of its operations and its cash flow and its changes in partners’ equity for the year then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated January 27. 2000, on our consideration of Holland West Limited Partnership’s internal controls and a report dated January 27, 2000, on it’s compliance with laws and regulations.

To the Partners

Sherburne Housing Redevelopment Company

We have audited the accompanying balance sheets of Sherburne Housing Redevelopment Company as of December 31, 1999 and 1998, and the related statements of operations, partners’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In accordance with Government Auditing Standards, we have also issued reports dated February 1, 2000, on our consideration of Sherburne Housing Redevelopment Company’s internal control structure and its compliance with laws and regulations.