Form 10-Q
period 2002-06-30
BOSTON CAPITAL TAX CREDIT FUND LTD PARTNERSHIP
filed 2002-08-20
CIK 835095

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended June 30, 2002

                                             or

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
FOR THE QUARTER ENDED JUNE 30, 2002

TABLE OF CONTENTS

FOR THE QUARTER ENDED june 30, 2002 *

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

Partners_Capital_Series_1 19

Partners_Capital_Series_2 19

Partners_Capital_Series_3 20

Partners_Capital_Series_4 20

Partners_Capital_Series_5 21

Partners_Capital_Series_6 21

Statements_of_Cash_Flows 22

Three Months Ended June 30, 22

Cash_Flows_Series_1 *

Cash_Flows_Series_2 24

Cash_Flows_Series_3 25

Cash_Flows_Series_4 26

Cash_Flows_Series_5 27

Cash_Flows_Series_6 28

Notes_to_Financial_Statements *

Note_A_Organization 29

Note_B_Accounting *

Cost 30

Note_C_Related_Party_Transactions 30

Note_D_Investments 32

Combined_Statements_of_Operations 33

Combined_Statements_Series_1 33

Combined_Statements_Series_2 34

Combined_Statements_Series_3 35

Combined_Statements_Series_4 36

Combined_Statements_Series_5 37

Combined_Statements_Series_6 38

Note_E_Taxable_Loss 39

Liquidity 40

Capital_Resources 40

Results_of_Operations 41

Part_II_Other_Information 47

Signatures 48

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

	June 30, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 8,338,553	$ 8,510,934

OTHER ASSETS
Cash and cash equivalents	233,418	186,922
Other assets	1,097,003	1,127,970

	$ 9,668,974	$ 9,825,826

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	10,371,506	10,115,156

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 9,800,600 issued and outstanding	154,404	563,475
General Partner	(856,936)	(852,805)
	(702,532)	(289,330)
	$ 9,668,974	$ 9,825,826

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 1

	June 30, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	47,304	7,706
Other assets	29,169	68,113

	$ 76,473	$ 75,819

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	2,127,893	2,080,901

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 1,299,900 issued and outstanding	(1,917,682)	(1,871,807)
General Partner	(133,738)	(133,275)
	(2,051,420)	(2,005,082)
	$ 76,473	$ 75,819

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 2

	June 30, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 260,817	$ 269,170

OTHER ASSETS
Cash and cash equivalents	10,023	6,538
Other assets	569,584	569,584

	$ 840,424	$ 845,292

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	738,205	719,540

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 830,300 issued and outstanding	170,539	193,837
General Partner	(68,320)	(68,085)
	102,219	125,752
	$ 840,424	$ 845,292

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 3

	June 30, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 47,190	$ 90,387

OTHER ASSETS
Cash and cash equivalents	11,769	11,378
Other assets	92,390	88,690

	$ 151,349	$ 190,455

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	2,892,919	2,819,018

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 2,882,200 issued and outstanding	(2,462,241)	(2,350,364)
General Partner	(279,329)	(278,199)
	(2,741,570)	(2,628,563)
	$ 151,349	$ 190,455

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 4

	June 30, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 3,824,459	$ 4,027,584

OTHER ASSETS
Cash and cash equivalents	18,608	23,212
Other assets	255,961	251,684

	$ 4,099,028	$ 4,302,480

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	2,715,081	2,645,463

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 2,995,300 issued and outstanding	1,630,212	1,900,551
General Partner	(246,265)	(243,534)
	1,383,947	1,657,017
	$ 4,099,028	$ 4,302,480

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 5

	June 30, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 334,157	$ 347,932

OTHER ASSETS
Cash and cash equivalents	87,887	90,595
Other assets	149,899	149,899

	$ 571,943	$ 588,426

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	271,053	261,621

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 489,900 issued and outstanding	339,632	365,288
General Partner	(38,742)	(38,483)
	300,890	326,805
	$ 571,943	$ 588,426

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 6

	June 30, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 3,871,930	$ 3,775,861

OTHER ASSETS
Cash and cash equivalents	57,827	47,493
Other assets	-	-

	$ 3,929,757	$ 3,823,354

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	1,626,355	1,588,613

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 1,303,000 issued and outstanding	2,393,944	2,325,970
General Partner	(90,542)	(91,229)
	2,303,402	2,234,741
	$ 3,929,757	$ 3,823,354

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

	2002	2001

Income
Interest income	$ 490	$ 981
Miscellaneous income	4,986	503
	5,476	1,484

Share of loss from Operating Partnerships(Note D)	(169,087)	(243,938)

Expenses
Professional fees	22,847	18,339
Partnership management fees (Note C)	216,048	214,513
General and administrative fees	10,696	10,604
	249,591	243,456

NET LOSS	$ (413,202)	$ (485,910)

Net loss allocated to assignees	$ (409,071)	$ (481,051)

Net loss allocated to general partner	$ (4,131)	$ (4,859)

Net loss per BAC	$ (.19)	$ (.25)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 1

	2002	2001

Income
Interest income	$ 28	$ 29
Miscellaneous income	2,468	-
	2,496	29

Share of loss from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	4,097	3,345
Partnership management fees (Note C)	43,286	40,818
General and administrative fees	1,451	1,457
	48,834	45,620

NET LOSS	$ (46,338)	$ (45,591)

Net loss allocated to assignees	$ (45,875)	$ (45,135)

Net loss allocated to general partner	$ (463)	$ (456)

Net loss per BAC	$ (.03)	$ (.04)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 2

	2002	2001

Income
Interest income	$ 17	$ 31
Miscellaneous income	2,198	2
	2,215	33

Share of loss from Operating Partnerships(Note D)	(8,355)	(12,817)

Expenses
Professional fees	2,607	1,857
Partnership management fees	13,408	11,441
General and administrative fees	1,378	1,234
	17,393	14,532

NET LOSS	$ (23,533)	$ (27,316)

Net loss allocated to assignees	$ (23,298)	$ (27,043)

Net loss allocated to general partner	$ (235)	$ (273)

Net loss per BAC	$ (.02)	$ (.03)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 3

	2002	2001

Income
Interest income	$ 31	$ 31
Miscellaneous income	170	500
	201	531

Share of loss from Operating Partnerships(Note D)	(43,198)	(46,050)

Expenses
Professional fees	5,702	4,950
Partnership management fees (Note C)	61,397	61,147
General and administrative expenses	2,911	2,992
	70,010	69,089

NET LOSS	$ (113,007)	$ (114,608)

Net loss allocated to assignees	$ (111,877)	$ (113,462)

Net loss allocated to general partner	$ (1,130)	$ (1,146)

Net loss per BAC	$ (.04)	$ (.04)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 4

	2002	2001

Income
Interest income	$ 64	$ 139
Miscellaneous income	150	-
	214	139

Share of loss from Operating Partnerships(Note D)	(203,125)	(163,090)

Expenses
Professional fees	4,712	3,960
Partnership management fees (Note C)	62,721	61,094
General and administrative fees	2,726	2,773
	70,159	67,827

NET LOSS	$ (273,070)	$ (230,778)

Net loss allocated to assignees	$ (270,339)	$ (228,470)

Net loss allocated to general partner	$ (2,731)	$ (2,308)

Net loss per BAC	$ (.09)	$ (.08)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 5

	2002	2001

Income
Interest income	$ 224	$ 489
Miscellaneous income	-	1
	224	490

Share of loss from Operating Partnerships(Note D)	(13,777)	(9,405)

Expenses
Professional fees	2,252	1,500
Partnership management fees (Note C)	9,157	3,944
General and administrative fees	953	1,038
	12,362	6,482

NET LOSS	$ (25,915)	$ (15,397)

Net loss allocated to assignees	$ (25,656)	$ (15,243)

Net loss allocated to general partner	$ (259)	$ (154)

Net loss per BAC	$ (.05)	$ (.03)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 6

	2002	2001

Income
Interest income	$ 126	$ 262
Miscellaneous income	-	-
	126	262

Share of income (loss) from Operating Partnerships(Note D)	99,368	(12,576)

Expenses
Professional fees	3,477	2,727
Partnership management fees (Note C)	26,079	36,069
General and administrative expenses	1,277	1,110
	30,833	39,906

NET INCOME (LOSS)	$ 68,661	$ (52,220)

Net income (loss) allocated to assignees	$ 67,974	$ (51,698)

Net income (loss) allocated to general partner	$ 687	$ (522)

Net income (loss) per BAC	$ .05	$ (.04)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three Months Ended June 30,
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2002	$ 563,475	$ (852,805)	$ (289,330)

Net loss	(409,071)	(4,131)	(413,202)

Partners' capital (deficit), June 30, 2002	$ 154,404	$ (856,936)	$ (702,532)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three Months Ended June 30,
(Unaudited)

	Assignees	General Partner	Total
Series 1
Partners' capital (deficit) April 1, 2002	$(1,871,807)	$ (133,275)	$(2,005,082)

Net loss	(45,875)	(463)	(46,338)

Partners' capital (deficit) June 30, 2002	$(1,917,682)	$ (133,738)	$(2,051,420)

Series 2
Partners' capital (deficit) April 1, 2002	$ 193,837	$ (68,085)	$ 125,752

Net loss	(23,298)	(235)	(23,533)

Partners' capital (deficit) June 30, 2002	$ 170,539	$ (68,320)	$ 102,219

The accompanying notes are an integral part of these statements.

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three Months Ended June 30,
(Unaudited)

	Assignees	General Partner	Total
Series 3
Partners' capital (deficit) April 1, 2002	$(2,350,364)	$ (278,199)	$(2,628,563)

Net loss	(111,877)	(1,130)	(113,007)

Partners' capital (deficit) June 30, 2002	$(2,462,241)	$ (279,329)	$(2,741,570)

Series 4
Partners' capital (deficit) April 1, 2002	$ 1,900,551	$ (243,534)	$ 1,657,017

Net loss	(270,339)	(2,731)	(273,070)

Partners' capital (deficit), June 30, 2002	$ 1,630,212	$ (246,265)	$ 1,383,947

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three Months Ended June 30,
(Unaudited)

	Assignees	General Partner	Total
Series 5
Partners' capital (deficit) April 1, 2002	$ 365,288	$ (38,483)	$ 326,805

Net loss	(25,656)	(259)	(25,915)

Partners' capital (deficit), June 30, 2002	$ 339,632	$ (38,742)	$ 300,890

Series 6
Partners' capital (deficit) April 1, 2002	$ 2,325,970	$ (91,229)	$ 2,234,741

Net income	67,974	687	68,661

Partners' capital (deficit), June 30, 2002	$ 2,393,944	$ (90,542)	$ 2,303,402

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS
Three Months Ended June 30,
(Unaudited)

	2002	2001
Cash flows from operating activities:

Net Loss	$ (413,202)	$ (485,910)
Adjustments
Distributions from Operating Partnerships	3,294	18
Amortization	-	-
Share of Loss from Operating Partnerships	169,087	243,938
Changes in assets and liabilities
Increase (Decrease) in accounts payable	256,350	254,273
Decrease (Increase) in other assets	30,967	(15,000)

Net cash (used in) provided by operating activities	46,496	(2,681)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	46,496	(2,681)

Cash and cash equivalents, beginning	186,922	194,875

Cash and cash equivalents, ending	$ 233,418	$ 192,194

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 1

	2002	2001
Cash flows from operating activities:

Net Loss	$ (46,338)	$ (45,591)
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	-	-
Share of Loss from Operating Partnerships	-	-
Changes in assets and liabilities
Increase (Decrease) in accounts payable	46,992	45,364
Decrease (Increase) in other assets	38,944	-

Net cash (used in) provided by operating activities	39,598	(227)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	39,598	(227)

Cash and cash equivalents, beginning	7,706	6,094

Cash and cash equivalents, ending	$ 47,304	$ 5,867

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 2

	2002	2001
Cash flows from operating activities:

Net Loss	$ (23,533)	$ (27,316)
Adjustments
Distributions from Operating Partnerships	(2)	(1)
Amortization	-	-
Share of Loss from Operating Partnerships	8,355	12,817
Changes in assets and liabilities
Increase (Decrease) in accounts payable	18,665	17,202
Decrease (Increase) in other assets	-	-

Net cash (used in) provided by operating activities	3,485	2,702

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,485	2,702

Cash and cash equivalents, beginning	6,538	5,977

Cash and cash equivalents, ending	$ 10,023	$ 8,679

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 3

	2002	2001
Cash flows from operating activities:

Net Loss	$ (113,007)	$ (114,608)
Adjustments
Distributions from Operating Partnerships	(1)	19
Amortization	-	-
Share of Loss from Operating Partnerships	43,198	46,050
Changes in assets and liabilities
Increase (Decrease) in accounts payable	73,901	80,493
Decrease (Increase) in other assets	(3,700)	(12,300)

Net cash (used in) provided by operating activities	391	(346)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	391	(346)

Cash and cash equivalents, beginning	11,378	5,293

Cash and cash equivalents, ending	$ 11,769	$ 4,947

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 4

	2002	2001
Cash flows from operating activities:

Net Loss	$ (273,070)	$ (230,778)
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	-	-
Share of Loss from Operating Partnerships	203,125	163,090
Changes in assets and liabilities
Increase (Decrease) in accounts payable	69,618	65,567
Decrease (Increase) in other assets	(4,277)	(2,700)

Net cash (used in) provided by operating activities	(4,604)	(4,821)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,604)	(4,821)

Cash and cash equivalents, beginning	23,212	27,998

Cash and cash equivalents, ending	$ 18,608	$ 23,177

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 5

	2002	2001
Cash flows from operating activities:

Net Loss	$ (25,915)	$ (15,397)
Adjustments
Distributions from Operating Partnerships	(2)	-
Amortization	-	-
Share of Loss from Operating Partnerships	13,777	9,405
Changes in assets and liabilities
Increase (Decrease) in accounts payable	9,432	9,429
Decrease (Increase) in other assets	-	-

Net cash (used in) provided by operating activities	(2,708)	3,437

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,708)	3,437

Cash and cash equivalents, beginning	90,595	96,768

Cash and cash equivalents, ending	$ 87,887	$ 100,205

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 6

	2002	2001
Cash flows from operating activities:

Net Income (Loss)	$ 68,661	$ (52,220)
Adjustments
Distributions from Operating Partnerships	3,299	-
Amortization	-	-
Share of Gain (Loss) from Operating Partnerships	(99,368)	12,576
Changes in assets and liabilities
Increase (Decrease) in accounts payable	37,742	36,218
Decrease (Increase) in other assets	-	-

Net cash (used in) provided by operating activities	10,334	(3,426)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,334	(3,426)

Cash and cash equivalents, beginning	47,493	52,745

Cash and cash equivalents, ending	$ 57,827	$ 49,319

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS
June 30, 2002

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
June 30, 2002
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of June 30, 2002 and for the three months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Partnership in acquiring the investments in Operating Partnerships are capitalized to the investment account. The Partnership's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's Annual Report on Form 10-K.

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings LP, Boston Capital Partners, Inc. and Boston Capital Asset Management Limited Partnership.

Accounts payable - affiliates at June 30, 2002 and 2001 represents accrued general and administrative expenses, accrued partnership management fees, and advances from an affiliate of the general partner, which are payable to Boston Capital Holdings LP, and Boston Capital Asset Management Limited Partnership.

General and administrative expenses incurred by Boston Capital Holdings LP, and Boston Capital Asset Management Limited Partnership were charged to each series' operations for the quarters ended June 30, 2002 and 2001 as follows:

	2002	2001
Series 1	$1,162	$ 149
Series 2	1,174	367
Series 3	2,266	396
Series 4	2,151	446
Series 5	1,590	454
Series 6	1,034	149

	$9,377	$1,961

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2002
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

An annual partnership management fee based on .375 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. The partnership management fee accrued for the quarters ended June 30, 2002 and 2001 are as follows:

	2002	2001
Series 1	$ 45,216	$ 45,216
Series 2	16,836	16,836
Series 3	67,497	67,497
Series 4	62,721	62,721
Series 5	9,429	9,429
Series 6	36,069	36,069

	$237,768	$237,768

As of June 30, 2002, an affiliate of the general partner advanced a total of $697,107 to the Partnership to pay certain operating expenses of the Partnership, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. A total of $7,978 was advanced during the quarter ended June 30, 2002. Below is a summary, by series, of the total advances made to date.

2002
Series 1	$ 90,810
Series 2	68,000
Series 3	196,980
Series 4	341,317

$697,107

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships.

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
June 30, 2002

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At June 30, 2002 and 2001, the Partnership had limited partnership interests in one hundred and three Operating Partnerships which own operating apartment complexes as follows: eighteen in Series 1; eight in Series 2; thirty-three in Series 3; twenty-four in Series 4; five in Series 5; and fifteen in Series 6.

Under the terms of the Partnership's investment in each Operating Partnership, the Partnership was required to make capital contributions to such Operating Partnerships. These contributions were payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. At June 30, 2002 and 2001, all capital contributions had been paid.

The Partnership's fiscal year ends March 31 of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the three months ended March 31, 2002.

The combined unaudited summarized statements of operations of the Operating Partnerships for the three months ended March 31, 2002 and 2001 are as follows:

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS
June 30, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months ended March 31,
(Unaudited)

Series 1

	2002	2001

Revenues
Rental	$ 1,288,422	$ 1,129,414
Interest and other	63,792	45,118

	1,352,214	1,174,532

Expenses
Interest	290,966	218,302
Depreciation and amortization	231,239	496,904
Operating expenses	1,156,614	913,296
	1,678,819	1,628,502

NET LOSS	$ (326,605)	$ (453,970)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership	$ -	$ -

Net loss allocated to other Partners	$ (3,266)	$ (4,540)

Net loss suspended	$ (323,339)	$ (449,430)

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
June 30, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months ended March 31,
(Unaudited)

Series 2

	2002	2001

Revenues
Rental	$ 394,432	$ 387,031
Interest and other	93,567	18,017

	487,999	405,048

Expenses
Interest	116,437	78,781
Depreciation and amortization	108,788	107,189
Operating expenses	299,810	293,827
	525,035	479,797

NET LOSS	$ (37,036)	$ (74,749)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership	$ (8,355)	$ (12,817)

Net loss allocated to other Partners	$ (370)	$ (747)

Net loss suspended	$ (28,311)	$ (61,185)

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
June 30, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months ended March 31,
(Unaudited)

Series 3
	2002	2001

Revenues
Rental	$ 2,139,900	$ 2,002,601
Interest and other	71,483	80,348

	2,211,383	2,082,949

Expenses
Interest	583,265	599,467
Depreciation and amortization	609,947	611,123
Operating expenses	1,498,565	1,451,445
	2,691,777	2,662,035

NET LOSS	$ (480,394)	$ (579,086)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership	$ (43,198)	$ (46,050)

Net loss allocated to other partners	$ (4,804)	$ (5,791)

Net loss suspended	$ (432,392)	$ (527,245)

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
June 30, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months ended March 31,
(Unaudited)

Series 4

	2002	2001

Revenues
Rental	$ 1,718,201	$ 1,649,796
Interest and other	76,276	65,420

	1,794,477	1,715,216

Expenses
Interest	529,309	528,981
Depreciation and amortization	458,960	461,151
Operating expenses	1,158,945	1,113,757
	2,147,214	2,103,889

NET LOSS	$ (352,737)	$ (388,673)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership	$ (203,125)	$ (163,090)

Net loss allocated to other Partners	$ (3,527)	$ (3,887)

Net loss suspended	$ (146,085)	$ (221,696)

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
June 30, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months ended March 31,
(Unaudited)

Series 5
	2001	2001

Revenues
Rental	$ 196,827	$ 185,652
Interest and other	42,458	16,796

	239,285	202,448

Expenses
Interest	57,290	47,067
Depreciation and amortization	58,669	58,303
Operating expenses	151,616	141,215
	267,575	246,585

NET LOSS	$ (28,290)	$ (44,137)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership	$ (13,777)	$ (9,405)

Net loss allocated to other Partners	$ (283)	$ (441)

Net loss suspended	$ (14,230)	$ (34,291)

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
June 30, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months ended March 31,
(Unaudited)

Series 6
	2002	2001

Revenues
Rental	$ 1,149,978	$ 1,130,648
Interest and other	58,798	41,353

	1,208,776	1,172,001

Expenses
Interest	264,799	307,594
Depreciation and amortization	291,908	299,544
Operating expenses	640,515	674,846
	1,197,222	1,281,984

NET INCOME (LOSS)	$ 11,554	$ (109,983)

Net income (loss) allocated to Boston Capital Tax Credit Fund Limited Partnership	$ 99,368	$ (12,576)

Net income (loss) allocated to other Partners	$ 116	$ (1,100)

Net loss suspended	$ (87,930)	$ (96,307)

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

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS - CONTINUED

June 30, 2002
(Unaudited)

NOTE E - TAXABLE LOSS

The Partnership's taxable loss for the year ended December 31, 2002 is expected to differ from its loss for financial reporting purposes for the year ended March 31, 2003. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods. No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners and assignees individually.

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

The Partnership is currently accruing the annual partnership management fee. Partnership management fees accrued during the quarter ended June 30, 2002 were $237,768 and total partnership management fees accrued as of June 30, 2002 were $9,540,094. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Partnership receives sales or refinancing proceeds from Operating Partnerships, which will be used to satisfy such liabilities.

The Partnership has also recorded other payables to affiliates of $831,411. The amount consists of advances to pay certain third party operating expenses of the Partnership, advances and/or loans to Operating Partnerships, and accrued overhead allocations. The breakout between series are: $108,278 in series 1, $96,231 in series 2, $238,131 in series 3, $373,497 in series 4, none in series 5, and $15,274 in series 6. These and any future advances or accruals will be paid, without interest, from available cash flow, reporting fees, or proceeds of sales or refinancing of the Partnership's interest in Operating Partnerships.

Capital Resources

The Partnership offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on August 29, 1988. The Partnership received and accepted subscriptions for $97,746,940 representing 9,800,600 BACs from investors admitted as BAC Holders in Series 1 through Series 6 of the Partnership. Offers and sales of BACs in Series 1 through Series 6 of the Partnership were completed and the last of the BACs in Series 6 were issued by the Partnership on September 29, 1989. At June 30, 2002 and 2001 the Partnership had limited partnership equity interests in 103 Operating Partnerships.

As of June 30, 2002 the Partnership had $233,418 remaining in cash and cash equivalents. Below is a table, which provides, by series, the equity raised, number of BACs sold, final date BACs were offered, number of properties acquired, and remaining proceeds.

Series	Equity	BACs	Final Close Date	Number of Properties	Proceeds Remaining
1	$12,999,000	1,299,900	12/18/88	18	$ 47,304
2	8,303,000	830,300	03/30/89	8	10,023
3	28,822,000	2,882,200	03/14/89	33	11,769
4	29,788,160	2,995,300	07/07/89	24	18,608
5	4,899,000	489,900	08/22/89	5	87,887
6	12,935,780	1,303,000	09/29/89	15	57,827

	$97,746,940	9,800,600		103	$233,418

Results of Operations

At June 30, 2002 and 2001 the Partnership held limited partnership interests in 103 Operating Partnerships. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

The Partnership incurs an annual partnership management fee to the General Partner and/or its affiliates in an amount equal to 0.375% of the aggregate cost of the Apartment Complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid by the Operating Partnerships. The annual partnership management fee is currently being accrued. It is anticipated that outstanding fees will be repaid from sale or refinancing proceeds. The annual partnership management fee charged to operations for the quarters ended June 30, 2002 and 2001, net of reporting fees received were $216,048 and $214,513, respectively.

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

Series 1

As of June 30, 2002 and 2001, the average Qualified Occupancy for the series was 100%. The series had a total of 18 properties at June 30, 2002, all of which were at 100% Qualified Occupancy.

For the three months being reported, the series reflects a net loss from Operating Partnerships of $326,605. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect negative operations of $95,366. The increase in cash balance in the current quarter for Series 1 was mainly the result of partial repayment of advances from two of the Operating Partnerships.

Genesee Commons Associates (River Park Commons) and Kingston Property Associates (Broadway East Townhouses) have incurred operating deficits as a result of weak occupancy. Both Operating Partnerships have a verbal forbearance agreement in place allowing the properties to pay minimal mortgage payments while the properties continue to accrue all interest payments due. Both properties also received loans from the state housing agency, which were used to complete rehabilitation work. Historically Kingston Property Associates has operated with an occupancy level below 80%. However, operations at this property have improved with an average 6 month occupancy level of 90% through June 30, 2002. The operations at Genesee Commons Associates remains weak with an occupancy level consistent with prior years. As of June 30, 2002 the average 6 month occupancy was 87%. Both properties continue to work with local and state agencies to locate qualified residents. Also, the properties are working with local non-profit agencies and churches to develop a referral system. The properties have not made the minimum debt service payments, as outlined in the forbearance agreements since 1997. At this time, the mortgage holders for each of these two properties have not taken any adverse action. The Operating General Partner met with the lenders for both properties. The Operating General Partner reports that the meeting was successful, receiving verbal approval that the mortgage holders would not foreclose on the properties prior to the end of the compliance period. The 15 year compliance period for Genesee Commons and Kingston Property Associates ends on December 31st, 2002 and December 31st, 2003, respectively. The Investment General Partner will continue to monitor the situation closely.

Series 2

As of June 30, 2002 and 2001, the average Qualified Occupancy for the series was 100%. The series had a total of eight properties at June 30, 2002, all of which were at 100% Qualified Occupancy.

For the three months being reported the series reflects a net loss from the Operating Partnerships of $37,036. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $71,752.

The properties owned by Haven Park Partners III, A California L.P. (Glenhaven Park III) and Haven Park Partners IV, A California L.P. (Glenhaven Park IV) continue to suffer from excessive operating expenses compared to operating income. New management put in place in the fourth quarter of 2000 has been successful in maintaining strong occupancy; however the Operating Partnerships are not operating at breakeven. Both Partnerships continue to operate below breakeven into the second quarter of 2002. Operating expenses remain high, and debt service requirements are more than 50% of the operating income. The Partnerships have filed for welfare tax exemption. According to the management company the County of Merced has approved the exemption pending the receipt of additional Partnership documentation. If the exemption is received, it is expected to be retroactive to 2000 and is expected to have a positive effect on cash flow. As of June 30, 2002 physical occupancy at Haven Park III and Haven Park IV was 100%.

Annadale Housing Partners (Annadale Apartments) has historically reported net losses due to operational issues associated with the property.  As a result of efforts by the management company operations have improved significantly. Rental increases combined with improved collections, increased rental revenues by $99,860 (11.3%) in 2001. This combined with stabilized operating expenses allowed the property to operate above breakeven. This positive trend has continued into the second quarter of 2002, with net rental income exceeding budgeted projections. Occupancy remains stable at 89% through the second quarter of 2002. In accordance with the loan agreements, the property continues to fund capital improvements from operations. A welfare tax exemption was approved in 2001, and the Partnership received a refund of $29,982 in January 2002. If operations continue to demonstrate improvement, the Investment General Partner will no longer continue to report on this Partnership.

Series 3.

As of June 30, 2002 and 2001, the average Qualified Occupancy for the series was 99.9% and 99.0%, respectively. The series had a total of 33 properties at June 30, 2002, of which 32 were at 100% Qualified Occupancy.

For the three months being reported series reflects a net loss from the Operating Partnerships of $480,394. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $129,553.

The Investment General Partner continues to monitor the operations of Lincoln Hotel Associates (Lincoln Apartments) in an effort to improve the overall operations of the Partnership. Physical occupancy through the second quarter of 2002 averaged 99.7%. The stable occupancy, along with expense reductions, has resulted in improved operations. The mortgage is current under the terms of the forbearance agreement. The taxes, insurance and payables are current. The Operating General Partner is currently in negotiations to replace management with a not-for-profit entity who is interested in assuming the ownership of the Partnership once the tax credit compliance period has expired. A purchase option has been executed and recorded, and currently negotiations continue with the lenders.

Operations at California Investors VI (Orchard Park Apartments) continue to show improvement. Historically, the property has suffered from low occupancy due to the remote location of the site. The area has experienced economic growth over the past few years, and as a result operations at the property have improved as well. Occupancy remains stable averaging 97% through the second quarter of 2002. A rent increase was implemented in March 2001, resulting in an increase in rental revenues of $68,822 (9.1%) in 2001. The increase was phased in as leases expired. The full benefit of the increase has become evident in 2002. Reports submitted by management demonstrate a 13% increase in rental income for the first six months of 2002 compared with the prior year. The property operated below breakeven in 2001 largely due to the fact that the welfare tax exemption was not in place, and the property paid the full value of the property taxes. The exemption has been submitted, and if approved, the Partnership will receive a refund of approximately $32,000. The application is currently under review by the state. The Operating General Partner will continue to monitor the status of the exemption. In addition to the positive changes affecting this partnership, an affiliate of the management company assumed the General Partner responsibilities for the Partnership on January 1, 2001, and is now responsible for funding all future operating deficits.

Operations continue to improve at Hidden Cove Apartments (Hidden Cove) as evidenced by stabilized occupancy and increased rental collections. Occupancy through June 2002 has averaged 98%. To date the property has been able to complete minor capital improvements and fund its replacement reserve account without financial assistance. The property is currently operating slightly above breakeven. Cash flow and reserves will be utilized to make improvements necessary to maintain building safety. The Operating General Partner has been negotiating to refinance the permanent mortgage. The mortgage note on the property was sold in the third quarter of 2001 to another party. The new lender is unwilling at this time to entertain any refinance proposal not involving a complete pay down of all outstanding debt, including all accrued interest. It is not in the Partnerships best interest to structure a refinance as proposed.

Central Parkway Towers (Central Parkway Towers) average occupancy increased to 83% through June 2002 as compared to 2001's average occupancy of 75%. The Management Company continues to work with city and state, non-profit agencies to expand tenant referrals and housing contracts. The Operating General Partner's operating deficit guarantee obligation has been fully funded; however, it is currently participating on a 50/50 basis with the Investment Limited Partner in the funding of ongoing operating deficit shortfalls. The property's overall financial position is slowly improving, and third party accounts payable and accrued expenses are gradually being reduced.

The Investment Limited Partner continues to monitor the operations of Rainbow Housing Associates (Rainbow Apartments). The property generated positive cash flow for the first two quarters of 2002. This is the first time in several years the property has been able to generate cash. Aged payables have been reduced substantially due to the available cash flow. Aged payables will continue to be reduced as cash flow permits. The payables due are to the management company for past due management fees and to the General Partner for previous operating advances. The real estate taxes and mortgage are current. Occupancy for the first half of 2002 averaged 91.98%.

Series 4

As of June 30, 2002 and 2001, the average Qualified Occupancy for the series was 100%. The series had a total of 24 properties at June 30, 2002, all of which were at 100% Qualified Occupancy.

For the three months being reported the series reflects a net loss from the Operating Partnerships of $352,737. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $106,223.

Central Parkway Towers (Central Parkway Towers) average occupancy increased to 83% through June 2002 as compared to 2001's average occupancy of 75%. The Management Company continues to work with city and state, non-profit agencies to expand tenant referrals and housing contracts. The Operating General Partner's operating deficit guarantee obligation has been fully funded; however, it is currently participating on a 50/50 basis with the Investment Limited Partner in the funding of ongoing operating deficit shortfalls. The property's overall financial position is slowly improving, and third party accounts payable and accrued expenses are gradually being reduced.

The property owned by Haven Park Partners II, A California LP (Glenhaven Park II) continues to suffer from excessive operating expenses compared to operating income. New management put in place in the fourth quarter of 2000 has been successful in maintaining strong occupancy, however the Operating Partnership continues to operate below breakeven. Management was able to bring operating expenses to more acceptable levels in 2001, and although the Partnership did not generate positive cash flow, the deficit was much smaller than in prior years. This trend continues through June 2002, with operations running slightly below breakeven. The property has filed for welfare tax exemption. According to the management company the County of Merced has approved the exemption pending the receipt of additional Partnership documents. If the exemption is received, it is expected to be retroactive to 2000 and is expected to have a positive effect on cash flow. Physical occupancy at Haven Park II has stabilized at 100% through the second quarter of 2002.

The Operating Partnership Van Dyck Estates XVI-A, A California L.P. (Van Dyck Estates XVI-A) has improved operations while maintaining high occupancy. Effective January 1, 2001, the General Partner interest was transferred to the Central Valley Affordable Housing LLC, an affiliate of San Mar Properties, Inc. San Mar continues in its capacity as managing agent. Effective with the date of the transfer, San Mar will be responsible for funding all operating deficits. Occupancy dropped slightly in the first quarter of 2002 averaging 90%, however has maintainted 100% occupancy since March 2002. Due to rent increases implemented in January 2002, and decreased operating costs, the property is operating slightly above breakeven through the second quarter of 2002. The Partnership has filed for a welfare tax exemption which has been verbally confirmed by Fresno County. The amount of the refund due the

Partnership is $12,515. Due to the improvement in operations demonstrated in years 2000 and 2001, plus the commitment from the new General Partner, the Going Concern opinion was removed in 2001.

Series 5

As of June 30, 2002 and 2001, the average Qualified Occupancy for the series was 100%. The series had a total of five properties at June 30, 2002, all of which were at 100% Qualified Occupancy.

For the three months being reported the series reflects a net loss from the Operating Partnerships of $28,290. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $30,379.

Annadale Housing Partners (Annadale Apartments) has historically reported net losses due to operational issues associated with the property.  As a result of efforts by the management company operations have improved significantly. Rental increases combined with better rent collections, increased rental revenues by $99,860 (11.3%) in 2001. This combined with stabilized operating expenses allowed the property to operate above breakeven. This positive trend has continued into the second quarter of 2002, with net rental income exceeding budgeted projections. Occupancy remains stable at 89% through the second quarter of 2002. In accordance with the loan agreements, the property continues to fund capital improvements from operations. A welfare tax exemption was approved in 2001, and the Partnership received a refund of $29,982 in January 2002. If operations continue to demonstrate improvement, we will no longer continue to report on this Partnerhsip.

The property owned by Glenhaven Park Partners, A California L.P. (Glenhaven Estates) continues to suffer from excessive operating expenses compared to operating income. Effective October 4, 2000, San Mar Properties of Fresno, California assumed the role of management agent. An affiliate of San Mar Properties, Central Valley Affordable Housing LLC, assumed the General Partner interest effective December 31, 2000, and is now responsible for funding all future operating deficits. In February 2001 the property was no longer able to meet the mortgage obligations. The Operating General Partner with the assistance from the Investment General Partner attempted to restructure the debt, but was unsuccessful. The Operating General Partner advanced funds to bring five of the mortgage notes current. The Operating General Partner has agreed to keep these units tax credit compliant. The mortgage holder with the seven remaining mortgage notes was unwilling to negotiate a restructure of those loans. Therefore, in an attempt to stay of relief from foreclosure on the seven remaining notes, the Partnership filed for Chapter 11 bankruptcy protection on October 2, 2001. The US Trustee approved cash collateral, which permitted the Partnership to remit a reduced monthly mortgage payment to the lender until January 15, 2002. The Reorganization Plan involved bringing current one of the seven delinquent loans in order to remain compliant with IRS Section 42 minimum requirements, thus avoiding disallowance and full recapture of the tax credits. This plan has been successful and shortly after January 15th the General Partner filed a motion of dismissal of bankruptcy protection. The bankruptcy was dismissed in February 2002. The Operating General Partner and Investment Limited Partner attempted negotiations with the lender to again avoid foreclosure on the remaining units but negotiations were not successful. The six remaining units were foreclosed upon and removed from the Partnership. As a result of the foreclosure the Partnership will face partial recapture of tax credits previously taken of approximately $50,000. The remaining six units are 100% occupied as of June 2002. The Partnership has filed for a welfare tax exemption for 2001-2002 and 2002-2003, and is currently awaiting a decision by the state. If granted, the tax exemption will have a positive effect on the cash flow.

Series 6

As of June 30, 2002 and 2001, the average Qualified Occupancy for the series was 100%. The series had a total of 15 properties at June 30, 2002, all of which were at 100% Qualified Occupancy.

For the three months being reported the series reflects a net income from the Operating Partnerships of $11,554. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $303,462.

Series 6 reported a net income per BAC of .05 for the current three month period versus a net loss per BAC of (.04) for the prior year three month period. The improved operations are mainly the result of income reported collectively by the Operating Partnership in the current year. Two of the Operating Partnerships reported income for the current quarter and 13 reported losses. Since the losses reported by the Operating Partnerships were mostly suspended due to the equity method of accounting a large net income was reported by the Series in the current quarter.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Changes in Securities

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a)Exhibits

99 (a) Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein

99 (b) Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein

(b)Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities

Exchange Act of 1934, the Partnership has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund Limited Partnership

	By:	Boston Capital Associates Limited Partnership, General Partner

	By:	BCA Associates Limited Partnership, General Partner

	By:	C&M Management, Inc., General Partner

Date:

August 20, 2002	By:/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of

1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

August 20, 2002	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), C&M Management Inc.; Director, President (Principal Executive Officer) BCTC Assignor Corp.