Form 10-Q
period 2002-09-30
BOSTON CAPITAL TAX CREDIT FUND LTD PARTNERSHIP
filed 2002-11-20
CIK 835095

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended September 30, 2002

                                             or

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

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2002

TABLE OF CONTENTS

FOR THE QUARTER ENDED September 30, 2002

Balance Sheets *

Balance Sheets Series 1 5

Balance Sheets Series 2 6

Balance Sheets Series 3 7

Balance Sheets Series 4 8

Balance Sheets Series 5 9

Balance Sheets Series 6 10

Statements of Operations 11

Three Months Operations Series 1 *

Three Months Operations Series 2 *

Three Months Operations Series 3 *

Three Months Operations Series 4 15

Three Months Operations Series 5 16

Three Months Operations Series 6 17

SIX Months Ended STATEMENTS OF OPERATIONS 18

Six Months Operations Series 1 19

Six Months Operations Series 2 20

Six Months Operations Series 3 21

Six Months Operations Series 4 22

Six Months Operations Series 5 23

Six Months Operations Series 6 24

STATEMENTS OF CHANGES IN PARTNERS CAPITAL 25

Partners Capital Series 1 26

Partners Capital Series 2 26

Partners Capital Series 3 27

Partners Capital Series 4 27

Partners Capital Series 5 28

Partners Capital Series 6 28

Statements of Cash Flows 29

Cash Flows Series 1 *

Cash Flows Series 2 31

Cash Flows Series 3 32

Cash Flows Series 4 33

Cash Flows Series 5 34

Cash Flows Series 6 35

Notes to Financial Statements *

Note A Organization 36

Note B Accounting *

Note C Related Party Transactions 38

Note D Investments 39

Statement of operation

Combined Statements Series 1 40

Combined Statements_Series 2 41

Combined Statements Series 3 42

Combined Statements Series 4 43

Combined Statements Series 5 44

Combined Statements Series 6 45

Note E Taxable Loss 46

Liquidity 47

Capital Resources 47

Results of Operations 48

Part II Other Information 54

Signatures 55

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

	September 30, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 8,185,691	$ 8,510,934

OTHER ASSETS
Cash and cash equivalents	195,634	186,922
Other assets	1,097,003	1,127,970

	$ 9,478,328	$ 9,825,826

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	10,598,244	10,115,156

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 9,800,600 issued and outstanding	(258,805)	563,475
General Partner	(861,111)	(852,805)
	(1,119,916)	(289,330)
	$ 9,478,328	$ 9,825,826

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 1

	September 30, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	46,371	7,706
Other assets	29,169	68,113

	$ 75,540	$ 75,819

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	2,167,936	2,080,901

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 1,299,900 issued and outstanding	(1,958,248)	(1,871,807)
General Partner	(134,148)	(133,275)
	(2,092,396)	(2,005,082)
	$ 75,540	$ 75,819

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 2

	September 30, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 247,082	$ 269,170

OTHER ASSETS
Cash and cash equivalents	4,879	6,538
Other assets	569,584	569,584

	$ 821,545	$ 845,292

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	757,654	719,540

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 830,300 issued and outstanding	132,595	193,837
General Partner	(68,704)	(68,085)
	63,891	125,752
	$ 821,545	$ 845,292

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 3

	September 30, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	-	$ 90,387

OTHER ASSETS
Cash and cash equivalents	6,459	11,378
Other assets	92,390	88,690

	$ 98,849	$ 190,455

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	2,965,058	2,819,018

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 2,882,200 issued and outstanding	(2,585,634)	(2,350,364)
General Partner	(280,575)	(278,199)
	(2,866,209)	(2,628,563)
	$ 98,849	$ 190,455

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 4

	September 30, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 3,686,077	$ 4,027,584

OTHER ASSETS
Cash and cash equivalents	5,993	23,212
Other assets	255,961	251,684

	$ 3,948,031	$ 4,302,480

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	2,764,283	2,645,463

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 2,995,300 issued and outstanding	1,432,015	1,900,551
General Partner	(248,267)	(243,534)
	1,183,748	1,657,017
	$ 3,948,031	$ 4,302,480

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 5

	September 30, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 318,315	$ 347,932

OTHER ASSETS
Cash and cash equivalents	81,917	90,595
Other assets	149,899	149,899

	$ 550,131	$ 588,426

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	280,483	261,621

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 489,900 issued and outstanding	308,703	365,288
General Partner	(39,055)	(38,483)
	269,648	326,805
	$ 550,131	$ 588,426

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 6

	September 30, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 3,934,217	$ 3,775,861

OTHER ASSETS
Cash and cash equivalents	50,015	47,493
Other assets	-	-

	$ 3,984,232	$ 3,823,354

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	1,662,830	1,588,613

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 1,303,000 issued and outstanding	2,411,764	2,325,970
General Partner	(90,362)	(91,229)
	2,321,402	2,234,741
	$ 3,984,232	$ 3,823,354

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

	2002	2001

Income
Interest income	$ 540	$ 795
Miscellaneous income	2,488	20
	3,028	815

Share of loss from Operating Partnerships(Note D)	(152,858)	(241,431)

Expenses
Professional fees	44,644	48,271
Partnership management fees (Note C)	208,554	235,028
General and administrative fees	14,353	10,697
	267,551	293,996

NET LOSS	$ (417,381)	$ (534,612)

Net loss allocated to assignees	$ (413,208)	$ (529,266)

Net loss allocated to general partner	$ (4,173)	$ (5,346)

Net loss per BAC	$ (.04)	$ (.05)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,

(Unaudited)

Series 1

	2002	2001

Income
Interest income	$ 88	$ 26
Miscellaneous income	2,488	20
	2,576	46

Share of loss from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	7,674	8,175
Partnership management fees (Note C)	33,897	44,476
General and administrative fees	1,980	1,350
	43,551	54,001

NET LOSS	$ (40,975)	$ (53,955)

Net loss allocated to assignees	$ (40,565)	$ (53,415)

Net loss allocated to general partner	$ (410)	$ (540)

Net loss per BAC	$ (.03)	$ (.04)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 2

	2002	2001

Income
Interest income	$ 24	$ 33
Miscellaneous income	-	-
	24	33

Share of loss from Operating Partnerships(Note D)	(13,733)	(16,159)

Expenses
Professional fees	6,074	6,416
Partnership management fees	16,836	16,836
General and administrative fees	1,709	1,232
	24,619	24,484

NET LOSS	$ (38,328)	$ (40,610)

Net loss allocated to assignees	$ (37,945)	$ (40,204)

Net loss allocated to general partner	$ (383)	$ (406)

Net loss per BAC	$ (.05)	$ (.05)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 3

	2002	2001

Income
Interest income	$ 31	$ 26
Miscellaneous income	-	-
	31	26

Share of loss from Operating Partnerships(Note D)	(47,190)	(44,027)

Expenses
Professional fees	8,574	9,277
Partnership management fees (Note C)	64,812	66,497
General and administrative expenses	4,094	3,040
	77,480	78,814

NET LOSS	$ (124,639)	$ (122,815)

Net loss allocated to assignees	$ (123,393)	$ (121,587)

Net loss allocated to general partner	$ (1,246)	$ (1,228)

Net loss per BAC	$ (.04)	$ (.04)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 4

	2002	2001

Income
Interest income	$ 50	$ 103
Miscellaneous income	-	-
	50	103

Share of loss from Operating Partnerships(Note D)	(138,382)	(176,495)

Expenses
Professional fees	9,574	10,438
Partnership management fees (Note C)	48,511	62,721
General and administrative fees	3,782	2,829
	61,867	75,988

NET LOSS	$ (200,199)	$ (252,380)

Net loss allocated to assignees	$ (198,197)	$ (249,856)

Net loss allocated to general partner	$ (2,002)	$ (2,524)

Net loss per BAC	$ (.07)	$ (.08)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 5

	2002	2001

Income
Interest income	$ 210	$ 402
Miscellaneous income	-	-
	210	402

Share of income (loss) from Operating Partnerships(Note D)	(15,840)	4,528

Expenses
Professional fees	5,074	5,372
Partnership management fees (Note C)	9,429	9,429
General and administrative fees	1,107	1,053
	15,610	15,854

NET LOSS	$ (31,240)	$ (10,924)

Net loss allocated to assignees	$ (30,928)	$ (10,815)

Net loss allocated to general partner	$ (312)	$ (109)

Net loss per BAC	$ (.06)	$ (.02)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 6

	2002	2001

Income
Interest income	$ 137	$ 205
Miscellaneous income	-	-
	137	205

Share of income (loss) from Operating Partnerships(Note D)	62,287	(9,278)

Expenses
Professional fees	7,674	8,593
Partnership management fees (Note C)	35,069	35,069
General and administrative expenses	1,681	1,193
	44,424	44,855

NET INCOME (LOSS)	$ 18,000	$ (53,928)

Net income (loss) allocated to assignees	$ 17,820	$ (53,389)

Net income (loss) allocated to general partner	$ 180	$ (539)

Net income (loss) per BAC	$ .01	$ (.04)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

	2002	2001

Income
Interest income	$ 1,027	$ 1,775
Miscellaneous income	7,474	523
	8,501	2,298

Share of loss from Operating Partnerships(Note D)	(321,944)	(485,369)

Expenses
Professional fees	67,491	66,610
Partnership management fees (Note C)	424,605	449,541
General and administrative fees	25,047	21,298
	517,143	537,449

NET LOSS	$ (830,586)	$(1,020,520)

Net loss allocated to assignees	$ (822,280)	$(1,010,316)

Net loss allocated to general partner	$ (8,306)	$ (10,204)

Net loss per BAC	$ (.08)	$ (.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,

(Unaudited)

Series 1

	2002	2001

Income
Interest income	$ 115	$ 55
Miscellaneous income	4,956	20
	5,071	75

Share of loss from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	11,771	11,520
Partnership management fees (Note C)	77,183	85,294
General and administrative fees	3,431	2,805
	92,385	99,619

NET LOSS	$ (87,314)	$ (99,544)

Net loss allocated to assignees	$ (86,441)	$ (98,549)

Net loss allocated to general partner	$ (873)	$ (995)

Net loss per BAC	$ (.07)	$ (.08)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 2

	2002	2001

Income
Interest income	$ 41	$ 64
Miscellaneous income	2,198	2
	2,239	66

Share of loss from Operating Partnerships(Note D)	(22,088)	(28,976)

Expenses
Professional fees	8,681	8,273
Partnership management fees	30,244	28,277
General and administrative fees	3,087	2,467
	42,012	39,017

NET LOSS	$ (61,861)	$ (67,927)

Net loss allocated to assignees	$ (61,242)	$ (67,248)

Net loss allocated to general partner	$ (619)	$ (679)

Net loss per BAC	$ (.07)	$ (.08)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 3

	2002	2001

Income
Interest income	$ 62	$ 56
Miscellaneous income	170	500
	232	556

Share of loss from Operating Partnerships(Note D)	(90,387)	(90,077)

Expenses
Professional fees	14,276	14,227
Partnership management fees (Note C)	126,209	127,644
General and administrative expenses	7,006	6,032
	147,491	147,903

NET LOSS	$ (237,646)	$ (237,424)

Net loss allocated to assignees	$ (235,270)	$ (235,050)

Net loss allocated to general partner	$ (2,376)	$ (2,374)

Net loss per BAC	$ (.08)	$ (.08)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 4

	2002	2001

Income
Interest income	$ 113	$ 243
Miscellaneous income	150	-
	263	243

Share of loss from Operating Partnerships(Note D)	(341,507)	(339,585)

Expenses
Professional fees	14,286	14,398
Partnership management fees (Note C)	111,232	123,815
General and administrative fees	6,507	5,601
	132,025	143,814

NET LOSS	$ (473,269)	$ (483,156)

Net loss allocated to assignees	$ (468,536)	$ (478,324)

Net loss allocated to general partner	$ (4,733)	$ (4,832)

Net loss per BAC	$ (.16)	$ (.16)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 5

	2002	2001

Income
Interest income	$ 434	$ 890
Miscellaneous income	-	1
	434	891

Share of loss from Operating Partnerships(Note D)	(29,617)	(4,877)

Expenses
Professional fees	7,326	6,872
Partnership management fees (Note C)	18,589	13,373
General and administrative fees	2,059	2,091
	27,974	22,336

NET LOSS	$ (57,157)	$ (26,322)

Net loss allocated to assignees	$ (56,585)	$ (26,059)

Net loss allocated to general partner	$ (572)	$ (263)

Net loss per BAC	$ (.12)	$ (.05)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 6

	2002	2001

Income
Interest income	$ 262	$ 467
Miscellaneous income	-	-
	262	467

Share of income (loss) from Operating Partnerships(Note D)	161,655	(21,854)

Expenses
Professional fees	11,151	11,320
Partnership management fees (Note C)	61,148	71,138
General and administrative expenses	2,957	2,302
	75,256	84,760

NET INCOME (LOSS)	$ 86,661	$ (106,147)

Net income (loss) allocated to assignees	$ 85,794	$ (105,086)

Net income (loss) allocated to general partner	$ 867	$ (1,061)

Net income (loss) per BAC	$ .07	$ (.08)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30,
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2002	$ 563,475	$ (852,805)	$ (289,330)

Net loss	(822,280)	(8,306)	(830,586)

Partners' capital (deficit), September 30, 2002	$ (258,805)	$ (861,111)	$(1,119,916)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30,
(Unaudited)

	Assignees	General Partner	Total
Series 1
Partners' capital (deficit) April 1, 2002	$(1,871,807)	$ (133,275)	$(2,005,082)

Net loss	(86,441)	(873)	(87,314)

Partners' capital (deficit) September 30, 2002	$(1,958,248)	$ (134,148)	$(2,092,396)

Series 2
Partners' capital (deficit) April 1, 2002	$ 193,837	$ (68,085)	$ 125,752

Net loss	(61,242)	(619)	(61,861)

Partners' capital (deficit) September 30, 2002	$ 132,595	$ (68,704)	$ 63,891

The accompanying notes are an integral part of these statements.

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30,
(Unaudited)

	Assignees	General Partner	Total
Series 3
Partners' capital (deficit) April 1, 2002	$(2,350,364)	$ (278,199)	$(2,628,563)

Net loss	(235,270)	(2,376)	(237,646)

Partners' capital (deficit) September 30, 2002	$(2,585,634)	$ (280,575)	$(2,866,209)

Series 4
Partners' capital (deficit) April 1, 2002	$ 1,900,551	$ (243,534)	$ 1,657,017

Net loss	(468,536)	(4,733)	(473,269)

Partners' capital (deficit), September 30, 2002	$ 1,432,015	$ (248,267)	$ 1,183,748

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30,
(Unaudited)

	Assignees	General Partner	Total
Series 5
Partners' capital (deficit) April 1, 2002	$ 365,288	$ (38,483)	$ 326,805

Net loss	(56,585)	(572)	(57,157)

Partners' capital (deficit), September 30, 2002	$ 308,703	$ (39,055)	$ 269,648

Series 6
Partners' capital (deficit) April 1, 2002	$ 2,325,970	$ (91,229)	$ 2,234,741

Net income	85,794	867	86,661

Partners' capital (deficit), September 30, 2002	$ 2,411,764	$ (90,362)	$ 2,321,402

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS
Six Months Ended September 30,
(Unaudited)

	2002	2001
Cash flows from operating activities:

Net Loss	$ (830,586)	$(1,020,520)
Adjustments
Distributions from Operating Partnerships	3,299	14
Amortization	-	-
Share of Loss from Operating Partnerships	321,944	485,369
Changes in assets and liabilities
Increase (Decrease) in accounts payable	483,088	511,335
Decrease (Increase) in other assets	30,967	(14,999)

Net cash (used in) provided by operating activities	8,712	(38,801)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,712	(38,801)

Cash and cash equivalents, beginning	186,922	194,875

Cash and cash equivalents, ending	$ 195,634	$ 156,074

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 1

	2002	2001
Cash flows from operating activities:

Net Loss	$ (87,314)	$ (99,544)
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	-	-
Share of Loss from Operating Partnerships	-	-
Changes in assets and liabilities
Increase (Decrease) in accounts payable	87,035	96,919
Decrease (Increase) in other assets	38,944	-

Net cash (used in) provided by operating activities	38,665	(2,625)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	38,665	(2,625)

Cash and cash equivalents, beginning	7,706	6,094

Cash and cash equivalents, ending	$ 46,371	$ 3,469

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 2

	2002	2001
Cash flows from operating activities:

Net Loss	$ (61,861)	$ (67,927)
Adjustments
Distributions from Operating Partnerships	-	(1)
Amortization	-	-
Share of Loss from Operating Partnerships	22,088	28,976
Changes in assets and liabilities
Increase (Decrease) in accounts payable	38,114	37,039
Decrease (Increase) in other assets	-	-

Net cash (used in) provided by operating activities	(1,659)	(1,913)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,659)	(1,913)

Cash and cash equivalents, beginning	6,538	5,977

Cash and cash equivalents, ending	$ 4,879	$ 4,064

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 3

	2002	2001
Cash flows from operating activities:

Net Loss	$ (237,646)	$ (237,424)
Adjustments
Distributions from Operating Partnerships	-	19
Amortization	-	-
Share of Loss from Operating Partnerships	90,387	90,077
Changes in assets and liabilities
Increase (Decrease) in accounts payable	146,040	156,514
Decrease (Increase) in other assets	(3,700)	(12,300)

Net cash (used in) provided by operating activities	(4,919)	(3,114)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,919)	(3,114)

Cash and cash equivalents, beginning	11,378	5,293

Cash and cash equivalents, ending	$ 6,459	$ 2,179

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 4

	2002	2001
Cash flows from operating activities:

Net Loss	$ (473,269)	$ (483,156)
Adjustments
Distributions from Operating Partnerships	-	(1)
Amortization	-	-
Share of Loss from Operating Partnerships	341,507	339,585
Changes in assets and liabilities
Increase (Decrease) in accounts payable	118,820	129,416
Decrease (Increase) in other assets	(4,277)	(2,699)

Net cash (used in) provided by operating activities	(17,219)	(16,855)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(17,219)	(16,855)

Cash and cash equivalents, beginning	23,212	27,998

Cash and cash equivalents, ending	$ 5,993	$ 11,143

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 5

	2002	2001
Cash flows from operating activities:

Net Loss	$ (57,157)	$ (26,322)
Adjustments
Distributions from Operating Partnerships	-	(3)
Amortization	-	-
Share of Loss from Operating Partnerships	29,617	4,877
Changes in assets and liabilities
Increase (Decrease) in accounts payable	18,862	18,858
Decrease (Increase) in other assets	-	-

Net cash (used in) provided by operating activities	(8,678)	(2,590)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,678)	(2,590)

Cash and cash equivalents, beginning	90,595	96,768

Cash and cash equivalents, ending	$ 81,917	$ 94,178

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 6

	2002	2001
Cash flows from operating activities:

Net Income (Loss)	$ 86,661	$ (106,147)
Adjustments
Distributions from Operating Partnerships	3,299	-
Amortization	-	-
Share of(Income)Loss from Operating Partnerships	(161,655)	21,854
Changes in assets and liabilities
Increase (Decrease) in accounts payable	74,217	72,589
Decrease (Increase) in other assets	-	-

Net cash (used in) provided by operating activities	2,522	(11,704)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,522	(11,704)

Cash and cash equivalents, beginning	47,493	52,745

Cash and cash equivalents, ending	$ 50,015	$ 41,041

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS
September 30, 2002

(Unaudited)

NOTE A - ORGANIZATION

Boston Capital Tax Credit Fund Limited Partnership ("the Partnership") was formed under the laws of the State of Delaware as of September 1, 1988, for the purpose of acquiring, holding, and disposing of limited partnership interests in operating partnerships which have acquired, developed, rehabilitated, operate and own newly constructed, existing or rehabilitated low-income apartment complexes ("Operating Partnerships"). On August 22, 1988, American Affordable Housing VI Limited Partnership changed its name to Boston Capital Tax Credit Fund Limited Partnership. Effective as of September 1, 2001 there was a restructuring, and as a result, the Fund's general partner was reorganized as follows. The General Partner of the Fund continues to be Boston Capital Associates Limited Partnership, a Massachusetts limited partnership. The general partner of the General Partner is BCA Associates Limited Partnership, a Massachusetts limited partnership, whose sole general partner is C&M Management, Inc., a Massachusetts corporation and whose limited partners are Herbert F. Collins and John P. Manning. Mr. Manning is the principal of Boston Capital Partners, Inc. The limited partner of the General Partner is Capital Investment Holdings, a general partnership whose partners are certain officers and employees of Boston Capital Partners, Inc., and its affiliates. The Assignor Limited Partner is BCTC Assignor Corp., a Delaware corporation which is now wholly-owned by John P. Manning.

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
September 30, 2002
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of September 30, 2002 and for the three and six months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Partnership in acquiring the investments in Operating Partnerships are capitalized to the investment account. The Partnership's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's Annual Report on Form 10-K.

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings LP, Boston Capital Partners, Inc. and Boston Capital Asset Management Limited Partnership.

Accounts payable - affiliates at September 30, 2002 and 2001 represents accrued general and administrative expenses, accrued partnership management fees, and advances from an affiliate of the general partner, which are payable to Boston Capital Holdings LP, and Boston Capital Asset Management Limited Partnership.

General and administrative expenses incurred by Boston Capital Holdings LP, and Boston Capital Asset Management Limited Partnership were charged to each series' operations for the quarters ended September 30, 2002 and 2001 as follows:

	2002	2001
Series 1	$ 406	$ 339
Series 2	614	500
Series 3	642	824
Series 4	690	828
Series 5	501	624
Series 6	406	374

	$3,259	$3,489

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2002
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

An annual partnership management fee based on .375 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. The partnership management fee accrued for the quarters ended September 30, 2002 and 2001 are as follows:

	2002	2001
Series 1	$ 39,637	$ 45,216
Series 2	16,836	16,836
Series 3	67,497	67,497
Series 4	48,511	62,721
Series 5	9,429	9,429
Series 6	36,069	36,069

	$217,979	$237,768

As of September 30, 2002, an affiliate of the general partner advanced a total of $703,107 to the Partnership to pay certain operating expenses of the Partnership, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. A total of $6,000 was advanced during the quarter ended September 30, 2002. Below is a summary, by series, of the total advances made to date.

2002
Series 1	$ 90,810
Series 2	70,000
Series 3	200,980
Series 4	341,317

$703,107

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships.

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
September 30, 2002

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At September 30, 2002 and 2001, the Partnership had limited partnership interests in one hundred and three Operating Partnerships which own operating apartment complexes as follows: eighteen in Series 1; eight in Series 2; thirty-three in Series 3; twenty-four in Series 4; five in Series 5; and fifteen in Series 6.

Under the terms of the Partnership's investment in each Operating Partnership, the Partnership was required to make capital contributions to such Operating Partnerships. These contributions were payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. At September 30, 2002 and 2001, all capital contributions had been paid.

The Partnership's fiscal year ends March 31 of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the six months ended June 31, 2002.

The combined unaudited summarized statements of operations of the Operating Partnerships for the six months ended June 30, 2002 and 2001 are as follows:

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS
September 30, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months ended June 30,
(Unaudited)

Series 1

	2002	2001

Revenues
Rental	$ 2,145,228	$ 2,410,915
Interest and other	119,868	120,051

	2,265,096	2,530,966

Expenses
Interest	489,564	479,868
Depreciation and amortization	626,895	1,027,609
Operating expenses	1,819,875	2,023,623
	2,936,334	3,531,100

NET LOSS	$ (671,238)	$(1,000,134)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership	$ -	$ -

Net loss allocated to other Partners	$ (6,712)	$ (10,001)

Net loss suspended	$ (664,526)	$ (990,133)

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
September 30, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months ended June 30,
(Unaudited)

Series 2

	2002	2001

Revenues
Rental	$ 718,718	$ 781,479
Interest and other	96,605	38,792

	815,323	820,271

Expenses
Interest	198,296	144,463
Depreciation and amortization	217,577	213,484
Operating expenses	562,419	583,720
	978,292	941,667

NET LOSS	$ (162,969)	$ (121,396)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership	$ (22,088)	$ (28,976)

Net loss allocated to other Partners	$ (1,630)	$ (1,214)

Net loss suspended	$ (139,251)	$ (91,206)

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
September 30, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months ended June 30,
(Unaudited)

Series 3
	2002	2001

Revenues
Rental	$ 4,313,126	$ 4,033,142
Interest and other	150,213	158,642

	4,463,339	4,191,784

Expenses
Interest	1,112,995	1,249,187
Depreciation and amortization	1,197,481	1,250,832
Operating expenses	2,962,912	2,939,507
	5,273,388	5,439,526

NET LOSS	$ (810,049)	$(1,247,742)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership	$ (90,387)	$ (90,077)

Net loss allocated to other partners	$ (8,100)	$ (12,477)

Net loss suspended	$ (711,562)	$(1,145,188)

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
September 30, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months ended June 30,
(Unaudited)

Series 4

	2002	2001

Revenues
Rental	$ 3,455,778	$ 3,295,314
Interest and other	161,360	135,552

	3,617,138	3,430,866

Expenses
Interest	1,061,789	1,065,210
Depreciation and amortization	923,131	952,009
Operating expenses	2,241,345	2,206,640
	4,226,265	4,223,859

NET LOSS	$ (609,127)	$ (792,993)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership	$ (341,507)	$ (339,585)

Net loss allocated to other Partners	$ (6,091)	$ (7,930)

Net loss suspended	$ (261,529)	$ (445,478)

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
September 30, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months ended Six 30,
(Unaudited)

Series 5
	2002	2001

Revenues
Rental	$ 349,484	$ 366,219
Interest and other	47,150	40,849

	396,634	407,068

Expenses
Interest	96,264	83,301
Depreciation and amortization	118,243	116,292
Operating expenses	252,434	273,606
	466,941	473,199

NET LOSS	$ (70,307)	$ (66,131)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership	$ (29,617)	$ (4,877)

Net loss allocated to other Partners	$ (703)	$ (661)

Net loss suspended	$ (39,987)	$ (60,593)

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
September 30, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months ended June 30,
(Unaudited)

Series 6
	2002	2001

Revenues
Rental	$ 2,392,178	$ 2,256,705
Interest and other	131,884	107,543

	2,524,062	2,364,248

Expenses
Interest	544,635	554,376
Depreciation and amortization	579,768	650,814
Operating expenses	1,467,852	1,318,943
	2,592,255	2,524,133

NET INCOME (LOSS)	$ (68,193)	$ (159,885)

Net income (loss) allocated to Boston Capital Tax Credit Fund Limited Partnership	$ 161,655	$ (21,854)

Net income (loss) allocated to other Partners	$ (682)	$ (1,599)

Net loss suspended	$ (229,166)	$ (136,432)

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

September 30, 2002
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

The Partnership is currently accruing the annual partnership management fee. Partnership management fees accrued during the quarter ended September 30, 2002 were $217,979 and total partnership management fees accrued as of September 30, 2002 were $9,758,073. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Partnership receives sales or refinancing proceeds from Operating Partnerships, which will be used to satisfy such liabilities.

The Partnership has also recorded other payables to affiliates of $840,171. The amount consists of advances to pay certain third party operating expenses of the Partnership, advances and/or loans to Operating Partnerships, and accrued overhead allocations. The breakout between series are: $108,685 in series 1, $98,845 in series 2, $242,773 in series 3, $374,187 in series 4, none in series 5, and $15,681 in series 6. These and any future advances or accruals will be paid, without interest, from available cash flow, reporting fees, or proceeds of sales or refinancing of the Partnership's interest in Operating Partnerships.

Capital Resources

The Partnership offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on August 29, 1988. The Partnership received and accepted subscriptions for $97,746,940 representing 9,800,600 BACs from investors admitted as BAC Holders in Series 1 through Series 6 of the Partnership. Offers and sales of BACs in Series 1 through Series 6 of the Partnership were completed and the last of the BACs in Series 6 were issued by the Partnership on September 29, 1989. At September 30, 2002 and 2001 the Partnership had limited partnership equity interests in 103 Operating Partnerships.

As of September 30, 2002 the Partnership had $195,634 remaining in cash and cash equivalents. Below is a table, which provides, by series, the equity raised, number of BACs sold, final date BACs were offered, number of properties acquired, and remaining proceeds.

Series	Equity	BACs	Final Close Date	Number of Properties	Proceeds Remaining
1	$12,999,000	1,299,900	12/18/88	18	$ 46,371
2	8,303,000	830,300	03/30/89	8	4,879
3	28,822,000	2,882,200	03/14/89	33	6,459
4	29,788,160	2,995,300	07/07/89	24	5,993
5	4,899,000	489,900	08/22/89	5	81,917
6	12,935,780	1,303,000	09/29/89	15	50,015

	$97,746,940	9,800,600		103	$195,634

Results of Operations

At September 30, 2002 and 2001 the Partnership held limited partnership interests in 103 Operating Partnerships. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

The Partnership incurs an annual partnership management fee to the General Partner and/or its affiliates in an amount equal to 0.375% of the aggregate cost of the Apartment Complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid by the Operating Partnerships. The annual partnership management fee is currently being accrued. It is anticipated that outstanding fees will be repaid from sale or refinancing proceeds. The annual partnership management fee charged to operations for the quarters ended September 30, 2002 and 2001, net of reporting fees received were $208,554 and $235,028, respectively.

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

Series 1

As of September 30, 2002 and 2001, the average Qualified Occupancy for the series was 100%. The series had a total of 18 properties at September 30, 2002, all of which were at 100% Qualified Occupancy.

For the six months being reported, the series reflects a net loss from Operating Partnerships of $671,238. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect negative operations of $44,343. The increase in cash balance in the six month period for Series 1 was mainly the result of partial repayment of advances from two of the Operating Partnerships in the first quarter of fiscal year 2003.

Genesee Commons Associates (River Park Commons) and Kingston Property Associates (Broadway East Townhouses) have incurred operating deficits as a result of weak occupancy. Both Operating Partnerships have a verbal forbearance agreement in place allowing the properties to pay minimal mortgage payments while the properties continue to accrue all interest payments due. Both properties also received loans from the state housing agency, which were used to complete rehabilitation work. Historically Kingston Property Associates has operated with an occupancy level below 80%. However, operations at this property have improved with an average 9 month occupancy level of 90% through September 30, 2002. The operations at Genesee Commons Associates remain weak with an occupancy level consistent with prior years. As of September 30, 2002 the average 9 month occupancy was 85%. Both properties continue to work with local and state agencies to locate qualified residents. Also, the properties have developed a referral system with local non-profit agencies and churches. The properties have not made the minimum debt service payments, as outlined in the forbearance agreements since 1997. At this time, the mortgage holders for each of these two properties have not taken any adverse action. The Operating General Partner met with the lenders for both properties. The Operating General Partner reports that the meeting was successful, receiving verbal approval that the mortgage holders would not foreclose on the properties prior to the end of the compliance period. The 15 year compliance period for Genesee Commons and Kingston Property Associates ends on December 31st, 2002 and December 31st, 2003, respectively. The Investment General Partner is in the beginning stages of discussions with the Operating General Partner to determine the options available to the partnerships at the end of each respective compliance period. The Investment General Partner will continue to monitor the situation closely.

Series 2

As of September 30, 2002 and 2001, the average Qualified Occupancy for the series was 100%. The series had a total of eight properties at September 30, 2002, all of which were at 100% Qualified Occupancy.

For the six months being reported the series reflects a net loss from the Operating Partnerships of $162,969. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $54,608.

The properties owned by Haven Park Partners III, A California L.P. (Glenhaven Park III) and Haven Park Partners IV, A California L.P. (Glenhaven Park IV) have historically suffered from excessive operating expenses compared to operating income. New management put in place in the fourth quarter of 2000 has been successful in maintaining strong occupancy. Haven Park III has maintained 100% occupancy through the third quarter of 2002; while Haven Park IV has maintained an occupancy level of 98% in 2002. Management has made strong efforts to control operating expenses and as a result, Haven Park III is operating at breakeven through the third quarter of 2002. Haven Park IV is operating slightly below breakeven, but has demonstrated significant improvement. The Partnerships have filed for welfare tax exemption. According to the General Partner, the County of Merced has approved the exemption pending the receipt of additional Partnership documentation. The County has acknowledged receipt of all documentation, however, to date has not issued confirmation of the exemption. If the exemption is granted, it is expected to be retroactive to 2000 and will have a positive effect on cash flow. Another factor inhibiting cash flow is debt service requirements which are more than 50% of the operating income. All attempts to restructure the debt service have been unsuccessful.

Annadale Housing Partners (Annadale Apartments) has historically reported net losses due to operational issues associated with the property.  As a result of efforts by the management company operations have improved significantly. Rental increases combined with improved collections, increased rental revenues by $99,860 (11.3%) in 2001. This combined with stabilized operating expenses allowed the property to operate above breakeven. This positive trend has continued into the third quarter of 2002, with net rental income exceeding budgeted projections. Occupancy remains stable at 89% through the third quarter of 2002. In accordance with the loan agreements, the property continues to fund capital improvements from operations. A welfare tax exemption was approved in 2001, and the Partnership received a refund of $29,982 in January 2002. If operations continue to demonstrate improvement, the Investment General Partner will no longer continue to report on this Partnership.

Series 3.

As of September 30, 2002 and 2001, the average Qualified Occupancy for the series was 99.9% and 99.0%, respectively. The series had a total of 33 properties at September 30, 2002, of which 32 were at 100% Qualified Occupancy.

For the six months being reported series reflects a net loss from the Operating Partnerships of $810,049. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $387,432.

The Investment General Partner continues to monitor the operations of Lincoln Hotel Associates (Lincoln Apartments) in an effort to improve the overall operations of the Partnership. Physical occupancy through the third quarter of 2002 averaged 99.3%. The stable occupancy, along with expense reductions, has resulted in improved operations. The mortgage is current under the terms of the forbearance agreement. The taxes, insurance and payables are also current. The Operating General Partner is currently in negotiations to replace management with a not-for-profit entity who is interested in assuming the ownership of the Partnership once the tax credit compliance period has expired. A purchase option has been executed and recorded, and currently negotiations continue with the lenders. Lender approvals and the change of management are expected to be in place by year end.

Operations at California Investors VI (Orchard Park Apartments) continue to show improvement. Historically, the property has suffered from low occupancy due to the remote location of the site. The area has experienced economic growth over the past few years, and as a result operations at the property have improved as well. Occupancy remains stable averaging 97% through the third quarter of 2002. A rent increase was implemented in March 2001, resulting in an increase in rental revenues of $68,822 (9.1%) in 2001. The increase was phased in as leases expired. The full benefit of the increase has become evident in 2002. As a result of the increased revenues, the Partnership is operating above breakeven through the third quarter of 2002. The property operated below breakeven in 2001 largely because the welfare tax exemption was not in place, and the property paid the full value of the property taxes. The exemption was submitted, however there was a problem with the 503(C) documentation (non profit status) and the Partnership had to reapply with a new non profit partner. The General Partner is moving ahead with the application process and if approved, the Partnership will receive a refund of approximately $32,000. The Operating General Partner will continue to monitor the status of the exemption. In addition to the positive changes affecting this partnership, an affiliate of the management company assumed the Operating General Partner responsibilities for the Partnership on January 1, 2001, and is now responsible for funding all future operating deficits.

Operations continue to improve at Hidden Cove Apartments (Hidden Cove) as evidenced by stabilized occupancy and increased rental collections. Occupancy through September 2002 has averaged 98%. To date the property has been able to complete minor capital improvements and fund its replacement reserve account without financial assistance. The property is currently operating slightly above breakeven. Cash flow and reserves will be utilized to make improvements necessary to maintain building safety. A welfare tax exemption was applied for and granted. The exemption was retroactive to tax years 2000 and 2001. This has had a positive effect on cash flow. If operations continue to demonstrate improvement, the Investment General Partner will no longer report on this Partnership.

Central Parkway Towers (Central Parkway Towers) average occupancy increased to 83% through September 2002 as compared to 2001's average occupancy of 75%. The Management Company continues to work with city and state, non-profit agencies to expand tenant referrals and housing contracts. The Operating General Partner's operating deficit guarantee obligation has been fully funded; however, it is currently participating on a 50/50 basis with the Investment Limited Partner in the funding of ongoing operating deficit shortfalls. The property's overall financial position is slowly improving, and third party accounts payable and accrued expenses are gradually being reduced.

The Investment Limited Partner continues to monitor the operations of Rainbow Housing Associates (Rainbow Apartments). The slight decrease in occupancy for the third quarter 2002 caused the property to generate less cash than in the first half of the year. The slight drop in occupancy during the third quarter of the year is typical for this property, however the Investment General Partner will continue to monitor operations. Aged payables are decreasing and will continue to be reduced as cash flow permits. The payables due are to the management company for past due management fees and to the General Partner for previous operating advances. The real estate taxes and mortgage are current. Average occupancy for the first three quarters of 2002 was 90%.

Series 4

As of September 30, 2002 and 2001, the average Qualified Occupancy for the series was 100%. The series had a total of 24 properties at September 30, 2002, all of which were at 100% Qualified Occupancy.

For the six months being reported the series reflects a net loss from the Operating Partnerships of $609,127. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $314,004.

Central Parkway Towers (Central Parkway Towers) average occupancy increased to 83% through September 2002 as compared to 2001's average occupancy of 75%. The Management Company continues to work with city and state, non-profit agencies to expand tenant referrals and housing contracts. The Operating General Partner's operating deficit guarantee obligation has been fully funded; however, it is currently participating on a 50/50 basis with the Investment Limited Partner in the funding of ongoing operating deficit shortfalls. The property's overall financial position is slowly improving, and third party accounts payable and accrued expenses are gradually being reduced.

The property owned by Haven Park Partners II, A California LP (Glenhaven Park II) has historically suffered from excessive operating expenses compared to operating income. New management put in place in the fourth quarter of 2000 has been successful in maintaining strong occupancy. The Partnership has maintained 100% occupancy through the third quarter of 2002. Management was able to bring operating expenses to more acceptable levels in 2001, and although the Partnership did not generate positive cash flow, the deficit was much smaller than in prior years. This trend continues through September 2002, with operations running slightly below breakeven. The Partnership has filed for welfare tax exemption. According to the General Partner the County of Merced has approved the exemption pending the receipt of additional Partnership documentation. The County has recently acknowledged receipt of the documents, however, to date has not issued confirmation of the exemption. If the exemption is granted, it is expected to be retroactive to 2000 and will have a positive effect on cash flow.

The Operating Partnership Van Dyck Estates XVI-A, A California L.P. (Van Dyck Estates XVI-A) has improved operations while maintaining high occupancy. Effective January 1, 2001, the General Partner interest was transferred to the Central Valley Affordable Housing LLC, an affiliate of San Mar Properties, Inc. San Mar continues in its capacity as managing agent. Effective with the date of the transfer, San Mar will be responsible for funding all operating deficits. Occupancy has averaged 97% through the third quarter of 2002. Due to rent increases implemented in January 2002, and decreased operating costs, the property is operating slightly above breakeven through the third quarter of 2002. The Partnership filed for a welfare tax exemption however there was a problem with the 503(C) documentation (non profit status)and the Partnership had to reapply with a new non profit partner. The General Partner is moving ahead with the application process. Due to the improvement in operations demonstrated in years 2000 and 2001, plus the commitment from the new General Partner, the Going Concern opinion was removed in 2001.

Series 5

As of September 30, 2002 and 2001, the average Qualified Occupancy for the series was 100%. The series had a total of five properties at September 30, 2002, all of which were at 100% Qualified Occupancy.

For the six months being reported the series reflects a net loss from the Operating Partnerships of $70,307. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $47,936.

Annadale Housing Partners (Annadale Apartments) has historically reported net losses due to operational issues associated with the property.  As a result of efforts by the management company operations have improved significantly. Rental increases combined with better rent collections, increased rental revenues by $99,860 (11.3%) in 2001. This combined with stabilized operating expenses allowed the property to operate above breakeven. This positive trend has continued into the third quarter of 2002, with net rental income exceeding budgeted projections. Occupancy remains stable at 89% through the third quarter of 2002. In accordance with the loan agreements, the property continues to fund capital improvements from operations. A welfare tax exemption was approved in 2001, and the Partnership received a refund of $29,982 in January 2002. If operations continue to demonstrate improvement, we will no longer continue to report on this Partnership.

The property owned by Glenhaven Park Partners, A California L.P. (Glenhaven Estates) continues to suffer from excessive operating expenses compared to operating income. Effective October 4, 2000, San Mar Properties of Fresno, California assumed the role of management agent. An affiliate of San Mar Properties, Central Valley Affordable Housing LLC, assumed the General Partner interest effective December 31, 2000, and is now responsible for funding all future operating deficits. In February 2001 the property was no longer able to meet the mortgage obligations. The Operating General Partner with the assistance from the Investment General Partner attempted to restructure the debt, but was unsuccessful. The Operating General Partner advanced funds to bring five of the mortgage notes current. The Operating General Partner has agreed to keep these units tax credit compliant. The mortgage holder with the seven remaining mortgage notes was unwilling to negotiate a restructure of those loans. Therefore, in an attempt to stay of relief from foreclosure on the seven remaining notes, the Partnership filed for Chapter 11 bankruptcy protection on October 2, 2001. The US Trustee approved cash collateral, which permitted the Partnership to remit a reduced monthly mortgage payment to the lender until January 15, 2002. The Reorganization Plan involved bringing current one of the seven delinquent loans in order to remain compliant with IRS Section 42 minimum requirements, thus avoiding disallowance and full recapture of the tax credits. This plan has been successful and shortly after January 15th the General Partner filed a motion of dismissal of bankruptcy protection. The bankruptcy was dismissed in February 2002. The Operating General Partner and Investment Limited Partner attempted negotiations with the lender to again avoid foreclosure on the remaining units but negotiations were not successful. The six remaining units were foreclosed upon and removed from the Partnership. As a result of the foreclosure the Partnership will face partial recapture of tax credits previously taken of approximately $50,000. The remaining six units are 100% occupied as of September 2002. The Partnership has filed for a welfare tax exemption for 2001-2002 and 2002-2003, and is currently awaiting a decision by the state. If granted, the tax exemption will have a positive effect on the cash flow.

Series 6

As of September 30, 2002 and 2001, the average Qualified Occupancy for the series was 100%. The series had a total of 15 properties at September 30, 2002, all of which were at 100% Qualified Occupancy.

For the six months being reported the series reflects a net loss from the Operating Partnerships of $68,193. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $511,575.

Series 6 reported a net income per BAC of .07 for the current six month period versus a net loss per BAC of (.08) for the prior year six month period. The improved operations are mainly the result of income reported collectively by the Operating Partnership in the current year. Two of the Operating Partnerships reported income for the current six month period and 13 reported losses. Since the losses reported by the Operating Partnerships were mostly suspended due to the equity method of accounting a large net income was reported by the Series in the current year.

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

Boston Capital Tax Credit Fund Limited Partnership

	By:	Boston Capital Associates Limited Partnership, General Partner

	By:	BCA Associates Limited Partnership, General Partner

	By:	C&M Management, Inc., General Partner

Date:

November 20, 2002	By:/s/ John P. Manning
John P. Manning