Form 10-Q
period 2002-12-31
BOSTON CAPITAL TAX CREDIT FUND LTD PARTNERSHIP
filed 2003-02-19
CIK 835095

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended December 31, 2002

                                             or

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

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2002

TABLE OF CONTENTS

FOR THE QUARTER ENDED December 31, 2002

Balance Sheets *

Balance Sheets Series 1 5

Balance Sheets Series 2 6

Balance Sheets Series 3 7

Balance Sheets Series 4 8

Balance Sheets Series 5 9

Balance Sheets Series 6 10

Statements of Operations 11

Three Months Operations Series 1 *

Three Months Operations Series 2 *

Three Months Operations Series 3 *

Three Months Operations Series 4 15

Three Months Operations Series 5 16

Three Months Operations Series 6 17

Nine Months Ended STATEMENTS OF OPERATIONS 18

Nine Months Operations Series 1 19

Nine Months Operations Series 2 20

Nine Months Operations Series 3 21

Nine Months Operations Series 4 22

Nine Months Operations Series 5 23

Nine Months Operations Series 6 24

STATEMENTS OF CHANGES IN PARTNERS CAPITAL 25

Partners Capital Series 1 26

Partners Capital Series 2 26

Partners Capital Series 3 27

Partners Capital Series 4 27

Partners Capital Series 5 28

Partners Capital Series 6 28

Statements of Cash Flows 29

Cash Flows Series 1 *

Cash Flows Series 2 31

Cash Flows Series 3 32

Cash Flows Series 4 33

Cash Flows Series 5 34

Cash Flows Series 6 35

Notes to Financial Statements *

Note A Organization 36

Note B Accounting *

Note C Related Party Transactions 38

Note D Investments 39

Statement of operation

Combined Statements Series 1 40

Combined Statements_Series 2 41

Combined Statements Series 3 42

Combined Statements Series 4 43

Combined Statements Series 5 44

Combined Statements Series 6 45

Note E Taxable Loss 46

Liquidity 47

Capital Resources 47

Results of Operations 48

Part II Other Information 54

Signatures 55

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

	December 31, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 7,994,614	$ 8,510,934

OTHER ASSETS
Cash and cash equivalents	214,758	186,922
Other assets	1,108,465	1,127,970

	$ 9,317,837	$ 9,825,826

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	10,893,852	10,115,156

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 9,800,600 issued and outstanding	(710,343)	563,475
General Partner	(865,672)	(852,805)
	(1,576,015)	(289,330)
	$ 9,317,837	$ 9,825,826

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 1

	December 31, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	42,939	7,706
Other assets	29,169	68,113

	$ 72,108	$ 75,819

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	2,218,345	2,080,901

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 1,299,900 issued and outstanding	(2,011,550)	(1,871,807)
General Partner	(134,687)	(133,275)
	(2,146,237)	(2,005,082)
	$ 72,108	$ 75,819

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 2

	December 31, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 244,080	$ 269,170

OTHER ASSETS
Cash and cash equivalents	5,654	6,538
Other assets	569,584	569,584

	$ 819,318	$ 845,292

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	779,140	719,540

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 830,300 issued and outstanding	109,119	193,837
General Partner	(68,941)	(68,085)
	40,178	125,752
	$ 819,318	$ 845,292

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 3

	December 31, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ 90,387

OTHER ASSETS
Cash and cash equivalents	5,691	11,378
Other assets	101,789	88,690

	$ 107,480	$ 190,455

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	3,061,969	2,819,018

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 2,882,200 issued and outstanding	(2,673,031)	(2,350,364)
General Partner	(281,458)	(278,199)
	(2,954,489)	(2,628,563)
	$ 107,480	$ 190,455

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 4

	December 31, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 3,486,705	$ 4,027,584

OTHER ASSETS
Cash and cash equivalents	14,888	23,212
Other assets	258,024	251,684

	$ 3,759,617	$ 4,302,480

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	2,838,807	2,645,463

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 2,995,300 issued and outstanding	1,171,706	1,900,551
General Partner	(250,896)	(243,534)
	920,810	1,657,017
	$ 3,759,617	$ 4,302,480

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 5

	December 31, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 331,085	$ 347,932

OTHER ASSETS
Cash and cash equivalents	77,725	90,595
Other assets	149,899	149,899

	$ 558,709	$ 588,426

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	289,911	261,621

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 489,900 issued and outstanding	307,861	365,288
General Partner	(39,063)	(38,483)
	268,798	326,805
	$ 558,709	$ 588,426

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 6

	December 31, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 3,932,744	$ 3,775,861

OTHER ASSETS
Cash and cash equivalents	67,861	47,493
Other assets	-	-

	$ 4,000,605	$ 3,823,354

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	1,705,680	1,588,613

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 1,303,000 issued and outstanding	2,385,552	2,325,970
General Partner	(90,627)	(91,229)
	2,294,925	2,234,741
	$ 4,000,605	$ 3,823,354

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

	2002	2001

Income
Interest income	$ 362	$ 481
Miscellaneous income	8,152	36,900
	8,514	37,381

Share of loss from Operating Partnerships(Note D)	(343,782)	(151,531)

Expenses
Professional fees	10,583	9,625
Partnership management fees (Note C)	201,459	227,018
General and administrative fees	61,499	42,274
	273,541	278,917

NET LOSS	$ (608,809)	$ (393,067)

Net loss allocated to assignees	$ (602,721)	$ (389,137)

Net loss allocated to general partner	$ (6,088)	$ (3,930)

Net loss per BAC	$ (.06)	$ (.20)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 1

	2002	2001

Income
Interest income	$ 80	$ 10
Miscellaneous income	-	-
	80	10

Share of loss from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	1,865	1,636
Partnership management fees (Note C)	42,426	41,216
General and administrative fees	9,631	6,267
	53,922	49,119

NET LOSS	$ (53,842)	$ (49,109)

Net loss allocated to assignees	$ (53,304)	$ (48,618)

Net loss allocated to general partner	$ (538)	$ (491)

Net loss per BAC	$ (.04)	$ (.04)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 2

	2002	2001

Income
Interest income	$ 7	$ 19
Miscellaneous income	1,500	5,400
	1,507	5,419

Share of income (loss) from Operating Partnerships(Note D)	3,002	(34,742)

Expenses
Professional fees	1,300	1,042
Partnership management fees	15,143	16,836
General and administrative fees	5,777	5,198
	22,220	23,076

NET LOSS	$ (17,711)	$ (52,399)

Net loss allocated to assignees	$ (17,534)	$ (51,875)

Net loss allocated to general partner	$ (177)	$ (524)

Net loss per BAC	$ (.02)	$ (.06)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 3

	2002	2001

Income
Interest income	$ 5	$ 22
Miscellaneous income	52	18,150
	57	18,172

Share of loss from Operating Partnerships(Note D)	-	(51,245)

Expenses
Professional fees	2,507	2,586
Partnership management fees (Note C)	66,822	66,497
General and administrative expenses	19,007	10,883
	88,336	79,966

NET LOSS	$ (88,279)	$ (113,039)

Net loss allocated to assignees	$ (87,396)	$ (111,909)

Net loss allocated to general partner	$ (883)	$ (1,130)

Net loss per BAC	$ (.03)	$ (.04)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 4

	2002	2001

Income
Interest income	$ 8	$ 57
Miscellaneous income	6,600	11,700
	6,608	11,757

Share of loss from Operating Partnerships(Note D)	(199,372)	(167,182)

Expenses
Professional fees	2,114	2,176
Partnership management fees (Note C)	52,617	57,721
General and administrative fees	15,444	9,984
	70,175	69,881

NET LOSS	$ (262,939)	$ (225,306)

Net loss allocated to assignees	$ (260,310)	$ (223,053)

Net loss allocated to general partner	$ (2,629)	$ (2,253)

Net loss per BAC	$ (.08)	$ (.07)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 5

	2002	2001

Income
Interest income	$ 147	$ 254
Miscellaneous income	-	1,650
	147	1,904

Share of income (loss) from Operating Partnerships(Note D)	12,770	(3,958)

Expenses
Professional fees	1,158	818
Partnership management fees (Note C)	9,043	9,429
General and administrative fees	3,568	4,274
	13,769	14,521

NET LOSS	$ (852)	$ (16,575)

Net loss allocated to assignees	$ (843)	$ (16,409)

Net loss allocated to general partner	$ (9)	$ (166)

Net loss per BAC	$ (.00)	$ (.03)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 6

	2002	2001

Income
Interest income	$ 115	$ 119
Miscellaneous income	-	-
	115	119

Share of income (loss) from Operating Partnerships(Note D)	(160,182)	105,596

Expenses
Professional fees	1,639	1,367
Partnership management fees (Note C)	15,408	35,319
General and administrative expenses	8,072	5,668
	25,119	42,354

NET INCOME (LOSS)	$ (185,186)	$ 63,361

Net income (loss) allocated to assignees	$ (183,334)	$ 62,727

Net income (loss) allocated to general partner	$ (1,852)	$ 634

Net income (loss) per BAC	$ (.14)	$ .05

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

	2002	2001

Income
Interest income	$ 1,394	$ 2,256
Miscellaneous income	15,626	37,423
	17,020	39,679

Share of loss from Operating Partnerships(Note D)	(513,021)	(636,900)

Expenses
Professional fees	78,078	76,235
Partnership management fees (Note C)	626,061	676,559
General and administrative fees	86,545	63,565
	790,684	816,359

NET LOSS	$(1,286,685)	$(1,413,580)

Net loss allocated to assignees	$(1,273,818)	$(1,399,443)

Net loss allocated to general partner	$ (12,867)	$ (14,137)

Net loss per BAC	$ (.13)	$ (.14)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,

(Unaudited)

Series 1

	2002	2001

Income
Interest income	$ 196	$ 66
Miscellaneous income	4,956	20
	5,152	86

Share of loss from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	13,637	13,156
Partnership management fees (Note C)	119,609	126,510
General and administrative fees	13,061	9,070
	146,307	148,736

NET LOSS	$ (141,155)	$ (148,650)

Net loss allocated to assignees	$ (139,743)	$ (147,163)

Net loss allocated to general partner	$ (1,412)	$ (1,487)

Net loss per BAC	$ (.11)	$ (.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 2

	2002	2001

Income
Interest income	$ 49	$ 83
Miscellaneous income	3,698	5,402
	3,747	5,485

Share of loss from Operating Partnerships(Note D)	(25,090)	(63,718)

Expenses
Professional fees	9,981	9,315
Partnership management fees	45,387	45,113
General and administrative fees	8,863	7,664
	64,231	62,092

NET LOSS	$ (85,574)	$ (120,325)

Net loss allocated to assignees	$ (84,718)	$ (119,122)

Net loss allocated to general partner	$ (856)	$ (1,203)

Net loss per BAC	$ (.10)	$ (.14)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 3

	2002	2001

Income
Interest income	$ 68	$ 77
Miscellaneous income	222	18,650
	290	18,727

Share of loss from Operating Partnerships(Note D)	(90,387)	(141,322)

Expenses
Professional fees	16,785	16,813
Partnership management fees (Note C)	193,031	194,141
General and administrative expenses	26,013	16,915
	235,829	227,869

NET LOSS	$ (325,926)	$ (350,464)

Net loss allocated to assignees	$ (322,667)	$ (346,959)

Net loss allocated to general partner	$ (3,259)	$ (3,505)

Net loss per BAC	$ (.11)	$ (.12)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 4

	2002	2001

Income
Interest income	$ 122	$ 300
Miscellaneous income	6,750	11,700
	6,872	12,000

Share of loss from Operating Partnerships(Note D)	(540,879)	(506,767)

Expenses
Professional fees	16,400	16,574
Partnership management fees (Note C)	163,849	181,536
General and administrative fees	21,951	15,584
	202,200	213,694

NET LOSS	$ (736,207)	$ (708,461)

Net loss allocated to assignees	$ (728,845)	$ (701,376)

Net loss allocated to general partner	$ (7,362)	$ (7,085)

Net loss per BAC	$ (.24)	$ (.23)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 5

	2002	2001

Income
Interest income	$ 582	$ 1,144
Miscellaneous income	-	1,651
	582	2,795

Share of loss from Operating Partnerships(Note D)	(16,847)	(8,835)

Expenses
Professional fees	8,485	7,690
Partnership management fees (Note C)	27,629	22,802
General and administrative fees	5,628	6,365
	41,742	36,857

NET LOSS	$ (58,007)	$ (42,897)

Net loss allocated to assignees	$ (57,427)	$ (42,468)

Net loss allocated to general partner	$ (580)	$ (429)

Net loss per BAC	$ (.12)	$ (.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 6

	2002	2001

Income
Interest income	$ 377	$ 586
Miscellaneous income	-	-
	377	586

Share of income (loss) from Operating Partnerships(Note D)	160,182	83,742

Expenses
Professional fees	12,790	12,687
Partnership management fees (Note C)	76,556	106,457
General and administrative expenses	11,029	7,967
	100,375	127,111

NET INCOME (LOSS)	$ 60,184	$ (42,783)

Net income (loss) allocated to assignees	$ 59,582	$ (42,355)

Net income (loss) allocated to general partner	$ 602	$ (428)

Net income (loss) per BAC	$ .05	$ (.03)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine Months Ended December 31,
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2002	$ 563,475	$ (852,805)	$ (289,330)

Net loss	(1,273,818)	(12,867)	(1,286,685)

Partners' capital (deficit), December 31, 2002	$ (710,343)	$ (865,672)	$(1,576,015)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine Months Ended December 31,
(Unaudited)

	Assignees	General Partner	Total
Series 1
Partners' capital (deficit) April 1, 2002	$(1,871,807)	$ (133,275)	$(2,005,082)

Net loss	(139,743)	(1,412)	(141,155)

Partners' capital (deficit) December 31, 2002	$(2,011,550)	$ (134,687)	$(2,146,237)

Series 2
Partners' capital (deficit) April 1, 2002	$ 193,837	$ (68,085)	$ 125,752

Net loss	(84,718)	(856)	(85,574)

Partners' capital (deficit) December 31, 2002	$ 109,119	$ (68,941)	$ 40,178

The accompanying notes are an integral part of these statements.

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine Months Ended December 31,
(Unaudited)

	Assignees	General Partner	Total
Series 3
Partners' capital (deficit) April 1, 2002	$(2,350,364)	$ (278,199)	$(2,628,563)

Net loss	(322,667)	(3,259)	(325,926)

Partners' capital (deficit) December 31, 2002	$(2,673,031)	$ (281,458)	$(2,954,489)

Series 4
Partners' capital (deficit) April 1, 2002	$ 1,900,551	$ (243,534)	$ 1,657,017

Net loss	(728,845)	(7,362)	(736,207)

Partners' capital (deficit), December 31, 2002	$ 1,171,706	$ (250,896)	$ 920,810

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine Months Ended December 31,
(Unaudited)

	Assignees	General Partner	Total
Series 5
Partners' capital (deficit) April 1, 2002	$ 365,288	$ (38,483)	$ 326,805

Net loss	(57,427)	(580)	(58,007)

Partners' capital (deficit), December 31, 2002	$ 307,861	$ (39,063)	$ 268,798

Series 6
Partners' capital (deficit) April 1, 2002	$ 2,325,970	$ (91,229)	$ 2,234,741

Net income	59,582	602	60,184

Partners' capital (deficit), December 31, 2002	$ 2,385,552	$ (90,627)	$ 2,294,925

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS
Nine Months Ended December 31,
(Unaudited)

	2002	2001
Cash flows from operating activities:

Net Loss	$(1,286,685)	$(1,413,580)
Adjustments
Distributions from Operating Partnerships	3,299	18
Amortization	-	-
Share of Loss from Operating Partnerships	513,021	636,900
Changes in assets and liabilities
Increase (Decrease) in accounts payable affiliates	778,696	780,975
Decrease (Increase) in other assets	19,505	(22,499)

Net cash (used in) provided by operating activities	27,836	(18,186)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	27,836	(18,186)

Cash and cash equivalents, beginning	186,922	194,875

Cash and cash equivalents, ending	$ 214,758	$ 176,689

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 1

	2002	2001
Cash flows from operating activities:

Net Loss	$ (141,155)	$ (148,650)
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	-	-
Share of Loss from Operating Partnerships	-	-
Changes in assets and liabilities
Increase (Decrease) in accounts payable affiliates	137,444	146,361
Decrease (Increase) in other assets	38,944	-

Net cash (used in) provided by operating activities	35,233	(2,289)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	35,233	(2,289)

Cash and cash equivalents, beginning	7,706	6,094

Cash and cash equivalents, ending	$ 42,939	$ 3,805

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 2

	2002	2001
Cash flows from operating activities:

Net Loss	$ (85,574)	$ (120,325)
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	-	-
Share of Loss from Operating Partnerships	25,090	63,718
Changes in assets and liabilities
Increase (Decrease) in accounts payable affiliates	59,600	57,645
Decrease (Increase) in other assets	-	-

Net cash (used in) provided by operating activities	(884)	1,038

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(884)	1,038

Cash and cash equivalents, beginning	6,538	5,977

Cash and cash equivalents, ending	$ 5,654	$ 7,015

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 3

	2002	2001
Cash flows from operating activities:

Net Loss	$ (325,926)	$ (350,464)
Adjustments
Distributions from Operating Partnerships	-	18
Amortization	-	-
Share of Loss from Operating Partnerships	90,387	141,322
Changes in assets and liabilities
Increase (Decrease) in accounts payable affiliates	242,951	236,532
Decrease (Increase) in other assets	(13,099)	(18,449)

Net cash (used in) provided by operating activities	(5,687)	8,959

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,687)	8,959

Cash and cash equivalents, beginning	11,378	5,293

Cash and cash equivalents, ending	$ 5,691	$ 14,252

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 4

	2002	2001
Cash flows from operating activities:

Net Loss	$ (736,207)	$ (708,461)
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	-	-
Share of Loss from Operating Partnerships	540,879	506,767
Changes in assets and liabilities
Increase (Decrease) in accounts payable affiliates	193,344	199,459
Decrease (Increase) in other assets	(6,340)	(4,050)

Net cash (used in) provided by operating activities	(8,324)	(6,285)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,324)	(6,285)

Cash and cash equivalents, beginning	23,212	27,998

Cash and cash equivalents, ending	$ 14,888	$ 21,713

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 5

	2002	2001
Cash flows from operating activities:

Net Loss	$ (58,007)	$ (42,897)
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	-	-
Share of Loss from Operating Partnerships	16,847	8,835
Changes in assets and liabilities
Increase (Decrease) in accounts payable affiliates	28,290	28,285
Decrease (Increase) in other assets	-	-

Net cash (used in) provided by operating activities	(12,870)	(5,777)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(12,870)	(5,777)

Cash and cash equivalents, beginning	90,595	96,768

Cash and cash equivalents, ending	$ 77,725	$ 90,991

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 6

	2002	2001
Cash flows from operating activities:

Net Income (Loss)	$ 60,184	$ (42,783)
Adjustments
Distributions from Operating Partnerships	3,299	-
Amortization	-	-
Share of(Income)Loss from Operating Partnerships	(160,182)	(83,742)
Changes in assets and liabilities
Increase (Decrease) in accounts payable affiliates	117,067	112,693
Decrease (Increase) in other assets	-	-

Net cash (used in) provided by operating activities	20,368	(13,832)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	20,368	(13,832)

Cash and cash equivalents, beginning	47,493	52,745

Cash and cash equivalents, ending	$ 67,861	$ 38,913

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS
December 31, 2002

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
December 31, 2002
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of December 31, 2002 and for the three and nine months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Partnership in acquiring the investments in Operating Partnerships are capitalized to the investment account. The Partnership's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's Annual Report on Form 10-K.

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings LP, Boston Capital Partners, Inc. and Boston Capital Asset Management Limited Partnership.

Accounts payable - affiliates at December 31, 2002 and 2001 represents accrued general and administrative expenses, accrued partnership management fees, and advances from an affiliate of the general partner, which are payable to Boston Capital Holdings LP, and Boston Capital Asset Management Limited Partnership.

General and administrative expenses incurred by Boston Capital Holdings LP, and Boston Capital Asset Management Limited Partnership were charged to each series' operations for the quarters ended December 31, 2002 and 2001 as follows:

	2002	2001
Series 1	$ 7,741	$ 3,898
Series 2	4,408	3,541
Series 3	14,771	5,626
Series 4	11,604	5,309
Series 5	2,780	3,350
Series 6	6,537	3,769

	$47,841	$25,493

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2002
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

An annual partnership management fee based on .375 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. Since reporting fees collected by the series were added to reserves and not paid to Boston Capital Asset Management LP, the amounts accrued are not net of reporting fees received. The partnership management fee accrued for the quarters ended December 31, 2002 and 2001 are as follows:

	2002	2001
Series 1	$ 42,426	$ 45,216
Series 2	16,836	16,836
Series 3	67,497	67,497
Series 4	55,617	62,721
Series 5	9,429	9,429
Series 6	36,069	36,069

	$227,874	$237,768

As of December 31, 2002, an affiliate of the general partner advanced a total of $719,568 to the Partnership to pay certain operating expenses of the Partnership, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. A total of $16,461 was advanced during the quarter ended December 31, 2002. Below is a summary, by series, of the total advances made to date.

2002
Series 1	$ 90,810
Series 2	70,000
Series 3	210,378
Series 4	348,380

$719,568

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships.

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
December 31, 2002

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At December 31, 2002 and 2001, the Partnership had limited partnership interests in one hundred and three Operating Partnerships which own operating apartment complexes as follows: eighteen in Series 1; eight in Series 2; thirty-three in Series 3; twenty-four in Series 4; five in Series 5; and fifteen in Series 6.

Under the terms of the Partnership's investment in each Operating Partnership, the Partnership was required to make capital contributions to such Operating Partnerships. These contributions were payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. At December 31, 2002 and 2001, all capital contributions had been paid.

The Partnership's fiscal year ends March 31 of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the Nine Months ended September 30, 2002.

The combined unaudited summarized statements of operations of the Operating Partnerships for the nine months ended September 30, 2002 and 2001 are as follows:

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS
December 31, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months ended September 30,
(Unaudited)

Series 1

	2002	2001

Revenues
Rental	$ 3,455,719	$ 3,757,778
Interest and other	177,493	167,620

	3,633,212	3,925,398

Expenses
Interest	961,664	738,738
Depreciation and amortization	1,012,605	1,486,346
Operating expenses	2,842,895	3,282,646
	4,817,164	5,507,730

NET LOSS	$(1,183,952)	$(1,582,332)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership	$ -	$ -

Net loss allocated to other Partners	$ (11,840)	$ (15,823)

Net loss suspended	$(1,172,112)	$(1,566,509)

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
December 31, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months ended September 30,
(Unaudited)

Series 2

	2002	2001

Revenues
Rental	$ 1,240,165	$ 1,168,730
Interest and other	119,261	54,345

	1,359,426	1,223,075

Expenses
Interest	270,767	230,232
Depreciation and amortization	326,366	299,127
Operating expenses	1,043,324	872,767
	1,640,457	1,402,126

NET LOSS	$ (281,031)	$ (179,051)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership	$ (25,090)	$ (63,718)

Net loss allocated to other Partners	$ (2,810)	$ (1,791)

Net loss suspended	$ (253,131)	$ (113,542)

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
December 31, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months ended September 30,
(Unaudited)

Series 3
	2002	2001

Revenues
Rental	$ 6,495,730	$ 6,067,900
Interest and other	207,968	222,590

	6,703,698	6,290,490

Expenses
Interest	1,605,924	1,947,948
Depreciation and amortization	1,925,870	1,890,726
Operating expenses	4,364,539	4,357,744
	7,896,333	8,196,418

NET LOSS	$(1,192,635)	$(1,905,928)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership	$ (90,387)	$ (141,322)

Net loss allocated to other partners	$ (11,926)	$ (19,059)

Net loss suspended	$(1,090,322)	$(1,745,547)

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
December 31, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months ended September 30,
(Unaudited)

Series 4

	2002	2001

Revenues
Rental	$ 5,173,176	$ 5,160,096
Interest and other	226,267	199,546

	5,399,443	5,359,642

Expenses
Interest	1,608,216	1,640,830
Depreciation and amortization	1,400,096	1,492,081
Operating expenses	3,339,862	3,410,424
	6,348,174	6,543,335

NET LOSS	$ (948,731)	$(1,183,693)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership	$ (540,879)	$ (506,767)

Net loss allocated to other Partners	$ (9,487)	$ (11,837)

Net loss suspended	$ (398,365)	$ (665,089)

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
December 31, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months ended September 30,
(Unaudited)

Series 5
	2002	2001

Revenues
Rental	$ 605,986	$ 546,987
Interest and other	67,283	62,867

	673,269	609,854

Expenses
Interest	126,675	125,533
Depreciation and amortization	177,318	169,152
Operating expenses	465,869	403,599
	769,862	698,284

NET LOSS	$ (96,593)	$ (88,430)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership	$ (16,847)	$ (8,835)

Net loss allocated to other Partners	$ (966)	$ (884)

Net loss suspended	$ (78,780)	$ (78,711)

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
December 31, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months ended September 30,
(Unaudited)

Series 6
	2002	2001

Revenues
Rental	$ 3,621,555	$ 3,397,253
Interest and other	183,282	164,261

	3,804,837	3,561,514

Expenses
Interest	767,278	816,539
Depreciation and amortization	855,381	946,549
Operating expenses	2,315,525	1,909,516
	3,938,184	3,672,604

NET INCOME (LOSS)	$ (133,347)	$ (111,090)

Net income (loss) allocated to Boston Capital Tax Credit Fund Limited Partnership	$ 160,182	$ 83,742

Net income (loss) allocated to other Partners	$ (1,333)	$ (1,111)

Net loss suspended	$ (292,196)	$ (193,721)

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

December 31, 2002
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

The Partnership is currently accruing the annual partnership management fee. Partnership management fees accrued during the quarter ended December 31, 2002 were $227,874 and total partnership management fees accrued as of December 31, 2002 were $9,985,947. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Partnership receives sales or refinancing proceeds from Operating Partnerships, which will be used to satisfy such liabilities.

The Partnership has also recorded other payables to affiliates of $907,902. The amount consists of advances to pay certain third party operating expenses of the Partnership, advances and/or loans to Operating Partnerships, and accrued overhead allocations. The breakout between series are: $116,668 in series 1, $103,494 in series 2, $272,186 in series 3, $393,095 in series 4, none in series 5, and $22,459 in series 6. These and any future advances or accruals will be paid, without interest, from available cash flow, reporting fees, or proceeds of sales or refinancing of the Partnership's interest in Operating Partnerships.

Capital Resources

The Partnership offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on August 29, 1988. The Partnership received and accepted subscriptions for $97,746,940 representing 9,800,600 BACs from investors admitted as BAC Holders in Series 1 through Series 6 of the Partnership. Offers and sales of BACs in Series 1 through Series 6 of the Partnership were completed and the last of the BACs in Series 6 were issued by the Partnership on September 29, 1989. At December 31, 2002 and 2001 the Partnership had limited partnership equity interests in 103 Operating Partnerships.

As of December 31, 2002 the Partnership had $214,758 remaining in cash and cash equivalents. Below is a table, which provides, by series, the equity raised, number of BACs sold, final date BACs were offered, number of properties acquired, and remaining proceeds.

Series	Equity	BACs	Final Close Date	Number of Properties	Proceeds Remaining
1	$12,999,000	1,299,900	12/18/88	18	$ 42,939
2	8,303,000	830,300	03/30/89	8	5,654
3	28,822,000	2,882,200	03/14/89	33	5,691
4	29,788,160	2,995,300	07/07/89	24	14,888
5	4,899,000	489,900	08/22/89	5	77,725
6	12,935,780	1,303,000	09/29/89	15	67,861

	$97,746,940	9,800,600		103	$214,758

Results of Operations

At December 31, 2002 and 2001 the Partnership held limited partnership interests in 103 Operating Partnerships. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

The Partnership incurs an annual partnership management fee to the General Partner and/or its affiliates in an amount equal to 0.375% of the aggregate cost of the Apartment Complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid by the Operating Partnerships. The annual partnership management fee is currently being accrued. It is anticipated that outstanding fees will be repaid from sale or refinancing proceeds. The annual partnership management fee charged to operations for the quarters ended December 31, 2002 and 2001, net of reporting fees received were $201,459 and $227,018, respectively.

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

Series 1

As of December 31, 2002 and 2001, the average Qualified Occupancy for the series was 100%. The series had a total of 18 properties at December 31, 2002, all of which were at 100% Qualified Occupancy.

For the nine months being reported, the series reflects a net loss from Operating Partnerships of $1,183,952. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect negative operations of $171,347. The increase in cash balance in the nine month period for Series 1 was mainly the result of partial repayment of advances from two of the Operating Partnerships in the first quarter of fiscal year 2003.

Genesee Commons Associates (River Park Commons) and Kingston Property Associates (Broadway East Townhouses) have incurred operating deficits as a result of weak occupancy. Both Operating Partnerships have a verbal forbearance agreement in place allowing the properties to pay minimal mortgage payments while the properties continue to accrue all interest payments due. Both properties also received loans from the state housing agency, which were used to complete rehabilitation work. Historically Kingston Property Associates has operated with an occupancy level below 80%. However, operations at this property have improved with a 2002 average 12 month occupancy level of 91%. The operations at Genesee Commons Associates remain weak with an occupancy level consistent with prior years. As of December 31, 2002 the occupancy was 82% and the 2002 average 12 month occupancy was 85%. Both properties continue to work with local and state agencies to locate qualified residents. Also, the properties have developed a referral system with local non-profit agencies and churches. The properties have not made the minimum debt service payments, as outlined in the forbearance agreements since 1997. At this time, the mortgage holders for each of these two properties have not taken any adverse action. The Operating General Partner met with the lenders for both properties. The Operating General Partner reports that the meeting was successful, receiving verbal approval that the mortgage holders would not foreclose on the properties prior to the end of the compliance period. The 15 year compliance period for Genesee Commons ended December 31, 2002. The compliance period for Kingston Property Associates ends on December 31, 2003. Boston Capital has commenced discussions with the Operating General Partner to determine the options available to the partnerships at the end of each respective compliance period. The Investment General Partner will continue to monitor the situation closely.

Series 2

As of December 31, 2002 and 2001, the average Qualified Occupancy for the series was 100%. The series had a total of eight properties at December 31, 2002, all of which were at 100% Qualified Occupancy.

For the nine months being reported the series reflects a net loss from the Operating Partnerships of $281,031. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $45,335.

The properties owned by Haven Park Partners III, A California L.P. (Glenhaven Park III) and Haven Park Partners IV, A California L.P. (Glenhaven Park IV) have historically suffered from excessive operating expenses compared to operating income. New management put in place in the fourth quarter of 2000 has been successful in maintaining strong occupancy. Haven Park III has maintained 100% occupancy through the fourth quarter of 2002; while Haven Park IV has maintained an occupancy level of 99% in 2002. Management has made strong efforts to control operating expenses and as a result, Haven Park III is operating at breakeven through the fourth quarter of 2002. Haven Park IV is operating slightly below breakeven, but has demonstrated significant improvement. The Partnerships have filed for a welfare tax exemption. According to the General Partner, the County of Merced has approved the exemption and a subsequent reduction in taxes was received. The exemption was granted retroactive to 2000 and a rebate was received by the Partnership for those prior years. The tax exemption will have a positive effect on cash flow. Upon review of the audited year end financial statements, if operations continue to demonstrate improvement, the Investment General Partner will no longer continue to report on these Partnerships.

Annadale Housing Partners (Annadale Apartments) has historically reported net losses due to operational issues associated with the property.  As a result of efforts by the management company operations have improved significantly. Rental increases combined with improved collections, increased rental revenues by $99,860 (11.3%) in 2001. This combined with stabilized operating expenses allowed the property to operate above breakeven. This positive trend has continued into the fourth quarter of 2002, with net rental income exceeding budgeted projections. Occupancy remains stable at 88% through the fourth quarter of 2002. In accordance with the loan agreements, the property continues to fund capital improvements from operations. A welfare tax exemption was approved in 2001, and the Partnership received a refund of $29,982 in January 2002. If operations continue to demonstrate improvement, the Investment General Partner will no longer continue to report on this Partnership.

Series 3.

As of December 31, 2002 and 2001, the average Qualified Occupancy for the series was 99.9% and 99.0%, respectively. The series had a total of 33 properties at December 31, 2002, of which 32 were at 100% Qualified Occupancy.

For the nine months being reported series reflects a net loss from the Operating Partnerships of $1,192,635. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $733,235.

The Investment General Partner continues to monitor the operations of Lincoln Hotel Associates (Lincoln Apartments) in an effort to improve the overall operations of the Partnership. Physical occupancy through the fourth quarter of 2002 averaged 99%. The stable occupancy, along with expense reductions, has resulted in improved operations. The mortgage is current under the terms of the forbearance agreement. The taxes, insurance and payables are current. The Operating General Partner recently completed negotiations to replace management with a not-for-profit entity who is interested in assuming the ownership of the Partnership once the tax credit compliance period has expired. A purchase option has been executed and recorded. Negotiations with the lender continue and are expected to be completed by the second quarter of 2003.

Operations at California Investors VI (Orchard Park Apartments) continue to show improvement. Historically, the property has suffered from low occupancy due to the remote location of the site. The area has experienced economic growth over the past few years, and as a result operations at the property have improved as well. Occupancy remains stable averaging 97% through the fourth quarter of 2002. A rent increase was implemented in March 2001, resulting in an increase in rental revenues of $68,822 (9.1%)in 2001. The increase was phased in as leases expired. The full benefit of the increase has become evident in 2002. As a result of the increased revenues, the Partnership is operating above breakeven through the fourth quarter of 2002. The property operated below breakeven in 2001 largely because the welfare tax exemption was not in place, and the property paid the full value of the property taxes. The exemption was submitted, however there was a problem with the 503(C) documentation (non profit status) and the Partnership had to reapply with a new non profit partner. The new filing was submitted and the General Partner is waiting to hear from the state. If approved, the Partnership will receive a refund of approximately $32,000. The Operating General Partner will continue to monitor the status of the exemption. In an attempt to capitalize on the strong California real estate market the Operating General Partner is currently in negotiations to sell the Operating Partnership. Any sale scenario will require the buyer to maintain the property as affordable housing through the end of the compliance period and to provide a bond to avoid any recapture of tax credits. It is anticipated that this transaction may be completed during the second quarter of 2003.

Operations continue to improve at Hidden Cove Apartments (Hidden Cove) as evidenced by stabilized occupancy and increased rental collections. Occupancy through December 2002 has averaged 98%. To date the property has been able to complete minor capital improvements and fund its replacement reserve account without financial assistance. The property is currently operating slightly above breakeven. Cash flow and reserves will be utilized to make improvements necessary to maintain building safety. A welfare tax exemption was applied for and granted. The exemption was retroactive to tax years 2000 and 2001. This has had a positive effect on cash flow. In an attempt to capitalize on the strong California real estate market the Operating General Partner is currently in negotiations to sell the Operating Partnership. Any sale scenario will require the buyer to maintain the property as affordable housing through the end of the compliance period and to provide a bond to avoid any recapture of tax credits. It is anticipated that this transaction may be completed during the second quarter of 2003. If operations continue to demonstrate improvement, the Investment General Partner will no longer report on this Partnership.

Central Parkway Towers (Central Parkway Towers) average occupancy increased to 80% through December 2002 as compared to 2001's average occupancy of 75%. The Management Company continues to work with city and state, non-profit agencies to expand tenant referrals and housing contracts. The Operating General Partner's operating deficit guarantee obligation has been fully funded; however, it is currently participating on a 50/50 basis with the Investment Limited Partner in the funding of ongoing operating deficit shortfalls. The property's overall financial position is slowly improving, and third party accounts payable and accrued expenses are gradually being reduced.

The Investment Limited Partner continues to monitor the operations of Rainbow Housing Associates (Rainbow Apartments). The 2002 average occupancy of 89.82% was slightly higher than prior year's occupancy rates. The property is expected to generate cash in 2002 and further reduce aged payables. Aged payables were reduced significantly in 2002 and will continue to be paid down as cash flow permits. The payables due are to the management company for past due management fees and to the General Partner for previous operating advances. The real estate taxes and mortgage are current.

Series 4

As of December 31, 2002 and 2001, the average Qualified Occupancy for the series was 100%. The series had a total of 24 properties at December 31, 2002, all of which were at 100% Qualified Occupancy.

For the nine nonths being reported the series reflects a net loss from the Operating Partnerships of $948,731. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $451,365.

Central Parkway Towers (Central Parkway Towers) average occupancy increased to 80% through December 2002 as compared to 2001's average occupancy of 75%. The Management Company continues to work with city and state, non-profit agencies to expand tenant referrals and housing contracts. The Operating General Partner's operating deficit guarantee obligation has been fully funded; however, it is currently participating on a 50/50 basis with the Investment Limited Partner in the funding of ongoing operating deficit shortfalls. The property's overall financial position is slowly improving, and third party accounts payable and accrued expenses are gradually being reduced.

The property owned by Haven Park Partners II, A California LP (Glenhaven Park II) has historically suffered from excessive operating expenses compared to operating income. New management put in place in the fourth quarter of 2000 has been successful in maintaining strong occupancy. The Partnership has maintained 98% occupancy through the fourth quarter of 2002. Management was able to bring operating expenses to more acceptable levels in 2001, and although the Partnership did not generate positive cash flow, the deficit was much smaller than in prior years. This trend continues through 2002, with operations running slightly below breakeven. The Partnership has filed for welfare tax exemption. According to the General Partner the County of Merced has approved the exemption and a subsequent reduction in taxes was received. The exemption was granted retroactive to 2000 and a rebate was received by the Partnership for those prior years. The tax exemption will have a positive effect on cash flow. Upon review of the audited year end financial statement, if operations continue to demonstrate improvement, the Investment General Partner will no longer continue to report on this Partnership.

The Operating Partnership Van Dyck Estates XVI-A, A California L.P. (Van Dyck Estates XVI-A) has improved operations while maintaining high occupancy. Effective January 1, 2001, the General Partner interest was transferred to the Central Valley Affordable Housing LLC, an affiliate of San Mar Properties, Inc. San Mar continues in its capacity as managing agent. Effective with the date of the transfer, San Mar will be responsible for funding all operating deficits. Occupancy has averaged 97% through the fourth quarter of 2002. Due to rent increases implemented in January 2002, and decreased operating costs, the property is operating slightly above breakeven through the fourth quarter of 2002. The Partnership filed for a welfare tax exemption however there was a problem with the 503(C) documentation (nonprofit status) and the Partnership had to reapply with a new nonprofit partner. The new filing was submitted in December and the General Partner is waiting to hear from the state. Due to the improvement in operations demonstrated in years 2000 and 2001, plus the commitment from the new General Partner, the Going Concern opinion was removed in 2001.

Series 5

As of December 31, 2002 and 2001, the average Qualified Occupancy for the series was 100%. The series had a total of five properties at December 31, 2002, all of which were at 100% Qualified Occupancy.

For the nine months being reported the series reflects a net loss from the Operating Partnerships of $96,593. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $80,725.

Annadale Housing Partners (Annadale Apartments) has historically reported net losses due to operational issues associated with the property.  As a result of efforts by the management company operations have improved significantly. Rental increases combined with better rent collections, increased rental revenues by $99,860 (11.3%) in 2001. This combined with stabilized operating expenses allowed the property to operate above breakeven. This positive trend has continued into the fourth quarter of 2002, with net rental income exceeding budgeted projections. Occupancy remains stable at 88% through the fourth quarter of 2002. In accordance with the loan agreements, the property continues to fund capital improvements from operations. A welfare tax exemption was approved in 2001, and the Partnership received a refund of $29,982 in January 2002. If operations continue to demonstrate improvement, we will no longer continue to report on this Partnership.

The property owned by Glenhaven Park Partners, A California L.P. (Glenhaven Estates) continues to suffer from excessive operating expenses compared to operating income. Effective October 4, 2000, San Mar Properties of Fresno, California assumed the role of management agent. An affiliate of San Mar Properties, Central Valley Affordable Housing LLC, assumed the General Partner interest effective December 31, 2000. In 2001 the Partnership was no longer able to meet the mortgage obligations, and all attempts to restructure the debt were unsuccessful. The Partnership filed for Chapter 11 bankruptcy protection on October 2, 2001. The Operating General Partner advanced the funds to bring five of the notes current. The Reorganization Plan involved bringing current one of the seven remaining delinquent loans in order to remain compliant with IRS Section 42 minimum requirements, thus avoiding disallowance and full recapture of the tax credits. This plan has been successful and the bankruptcy was dismissed in February 2002. The six remaining units were foreclosed upon and removed from the Partnership. As a result of the foreclosure the Partnership will face partial recapture of tax credits previously taken of approximately $50,000. The remaining six units are 100% occupied as of December 2002. The Partnership has filed for a welfare tax exemption for 2001-2002 and 2002-2003. The exemption was recently approved and a reduction in taxes has taken place. The Partnership also received a rebate on a portion of the taxes paid in the prior year. The tax exemption will have a positive effect on cash flow.

Series 6

As of December 31, 2002 and 2001, the average Qualified Occupancy for the series was 100%. The series had a total of 15 properties at December 31, 2002, all of which were at 100% Qualified Occupancy.

For the nine months being reported the series reflects a net loss from the Operating Partnerships of $133,347. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $722,034.

Series 6 reported a net income per BAC of .05 for the current nine month period versus a net loss per BAC of (.03) for the prior year nine month period. The improved operations are mainly the result of income reported collectively by the Operating Partnerships in the current year. Two of the Operating Partnerships reported income for the current nine month period and 13 reported losses. Since the losses reported by the Operating Partnerships were mostly suspended due to the equity method of accounting a large net income was reported by the Series in the current year.

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

Boston Capital Tax Credit Fund Limited Partnership

	By:	Boston Capital Associates Limited Partnership, General Partner

	By:	BCA Associates Limited Partnership, General Partner

	By:	C&M Management, Inc., General Partner

Date:

February 19, 2003	By:/s/ John P. Manning
John P. Manning