Form 10-K
period 2003-03-31
BOSTON CAPITAL TAX CREDIT FUND LTD PARTNERSHIP
filed 2003-07-11
CIK 835095

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PERSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended March 31, 2003

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

Registrants telephone number, including area code (617) 624-8900

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

☒

DOCUMENTS INCORPORATED BY REFERENCE

The following documents of the Partnership are incorporated by reference:

Form 10-K Parts	Documents

Parts I, III	October 14, 1988 Prospectus, as supplemented

BOSTON CAPITAL TAX CREDIT FUND LIMITED PARTNERSHIP
Form 10-K ANNUAL REPORT
FOR THE YEAR ENDED MARCH 31, 2003

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

A Registration Statement on Form S-11 and the related prospectus, as supplemented (the “Prospectus”) was filed with the Securities and Exchange Commission and became effective August 29, 1988 in connection with a public offering (“Offering”) of Series 1 through 6. The Partnership raised $97,746,940 representing a total of 9,800,600 BACs.  The offering of BACs in all series ended on September 29, 1989.

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

At March 31, 2003, the Partnership had limited partnership equity interests in one hundred three operating partnerships which own operating apartment complexes as follows:  eighteen in Series 1; eight in Series 2; thirty-three in Series 3; twenty-four in Series 4; five in Series 5; and fifteen in Series 6.  A description of these Operating Partnerships is set forth in Item 2 herein.

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

(4)      provide cash distributions (except with respect to the Partnership’s investment in certain Non-Profit Operating Partnerships) from a Capital Transaction as to the Partnership.  The Operating Partnerships intend to hold the Apartment Complexes for appreciation in value.  The Operating Partnerships may sell the Apartment Complexes after a period of time if financial conditions in the future make such sales desirable and if such sales are permitted by government restrictions.

The business objectives and investment policies of the Partnership are described more fully on pages 44 to 52 of the Prospectus under the caption “Business Objectives and Investment Policies,” which is incorporated herein by reference.

Employees

The Partnership does not have any employees.  Services are performed by the General Partner and its affiliates and agents retained by them.

Item 2. Properties

The Partnership has acquired a limited partnership interest in each of the one hundred three Operating Partnerships identified in the following tables.  In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each Apartment Complex which complied with the Minimum Set-Aside Test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as “Qualified Occupancy”.  Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus, as supplemented, or applicable Report on Form 8-K.  The General Partner believes that there is adequate casualty insurance on the properties.

Please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed discussion of operational difficulties experienced by certain of the Operating Partnerships.

Boston Capital Tax Credit Fund Limited Partnership - Series 1

PROPERTY PROFILES AS OF MARCH 31, 2003

Property Name	Location	Units	Mortgage Balance As Of 12/31/02	Construction Completion	Qualified Occupancy 3/31/03	Capital Contrib- uted
Apple Hill Apartments	West Newton, NC	44	$1,464,851	01/88	100%	$317,660

Bolivar Manor Apartments	Bolivar, NY	24	869,283	11/88	100%	180,498

Briarwood Apartments	Vero Beach, FL	45	1,456,796	08/89	100%	386,368

Broadway East	Kingston, NY	122	5,184,279	06/89	100%	952,500

Country Knoll	Coldwater, MI	32	925,512	07/89	100%	202,610

Country Village Apts	Warwick, NY	64	3,130,820	04/89	100%	845,000

Elk Rapids II Apartments	Elk Rapids, MI	24	729,795	02/89	100%	161,078

Green Acres Apartments	Yulee, FL	47	1,459,134	08/89	100%	394,500

Inglewood Meadows	St. Cloud, FL	50	1,465,264	11/88	100%	394,400

Minnehaha Court Apts.	St. Paul, MN	24	1,080,167	11/88	100%	631,138

Moss Creek Apartments	Wewahitchka, FL	23	700,810	06/88	100%	207,592

River Park Commons	Rochester, NY	402	9,852,056	12/88	100%	2,315,400

Sunset West Apartments	Conneaut, OH	40	1,156,455	04/88	100%	250,701

Property Name	Location	Units	Mortgage Balance As Of 12/31/02	Construction Completion	Qualified Occupancy 3/31/03	Capital Contrib- uted
Villas of Geneva	Geneva, OH	40	$1,172,703	08/88	100%	$254,967

Virginia Circle Townhomes	St. Paul, MN	16	634,666	06/88	100%	395,000

Westchase Apartments	Three Rivers, MI	32	952,699	07/89	100%	202,610

Wood Creek Manor	Saulte St. Marie, MI	32	953,259	07/89	100%	213,390

Woodland Terrace	St. Cloud, FL	50	1,465,263	11/88	100%	394,500

Boston Capital Tax Credit Fund Limited Partnership - Series 2

PROPERTY PROFILES AS OF MARCH 31, 2003

Property Name	Location	Units	Mortgage Balance As Of 12/31/02	Construction Completion	Qualified Occupancy 3/31/03	Capital Contrib- uted
Annadale Apartments	Fresno, CA	222	$11,144,863	06/90	100%	$1,736,542

Calexico Village Apts.	Calexico, CA	36	1,547,111	04/90	100%	464,896

Glenhaven Park III	Merced, CA	15	475,035	12/89	100%	490,000

Glenhaven Park	Merced, CA	12	381,956	06/90	100%	395,300

Heber II Village Apts.	Heber, CA	24	1,080,644	04/89	100%	345,000

Redondo II Apts.	Westmorland, CA	32	1,419,520	07/90	100%	580,000

Redwood Creek Apts.	McKinleyville, CA	48	1,749,416	12/89	100%	688,572

Thunderbird Apartments	Mecca, CA	54	2,569,920	07/90	100%	1,012,157

Boston Capital Tax Credit Fund Limited Partnership - Series 3

PROPERTY PROFILES AS OF MARCH 31, 2003

Property Name	Location	Units	Mortgage Balance As Of 12/31/02	Construction Completion	Qualified Occupancy 3/31/03	Capital Contrib- uted
The 128 Park Street Lodging House	Dorchester, MA	16	$503,658	07/88	100%	$340,000

Ashley Senior Center Apts.	Ashland, OR	62	1,759,386	05/89	100%	495,500

Belfast Birches	Belfast, ME	24	1,072,702	05/89	100%	245,000

The Bowditch School Lodging House	Jamaica Plain, MA	50	1,583,824	12/89	100%	883,623

Carriage Gate Apartments	Palatka, FL	48	1,452,604	11/89	100%	385,000

Central Parkway Towers	Cincinnati, OH	225	2,800,000	12/89	100%	4,482,818

Colony Court Apartments	Eustis, FL	46	1,473,596	06/89	100%	384,200

Crane Street Court	Littleton, NH	33	1,456,550	12/88	100%	293,000

Cruz Bay Apartments	St. John, USVI	20	1,470,211	02/89	100%	285,820

Fiddler’s Creek Apartments	Southport, NC	24	1,213,649	02/89	100%	200,397

Gilmore Court	Jaffrey, NH	28	1,367,784	06/89	100%	288,660

Greenwood Apartments	Owosso, MI	48	1,415,862	08/89	100%	312,090

Hidden Cove Apartments	W.Pittsburg CA	88	2,716,171	08/88	100%	1,761,650

Hillmont Apartments	Lake Park, GA	42	1,120,318	05/89	100%	265,218

Property Name	Location	Units	Mortgage Balance As Of 12/31/02	Construction Completion	Qualified Occupancy 3/31/03	Capital Contrib- uted
Jackson Apartments	Jackson, WY	28	$1,175,117	07/89	100%	$225,000

Lake North Apartments	Lady Lake, FL	36	1,041,092	01/89	100%	220,780

Lakewood Terr Apartments	Lakeland, FL	132	3,496,058	08/89	100%	572,400

Lincoln Apartments	Salem, MA	63	2,963,139	12/88	100%	520,000

Mann Village Apartments	Indianapolis, IN	204	5,015,503	05/89	100%	2,620,620

Maplewood Apartments	Cloquet, MN	24	746,270	04/89	100%	150,800

Mound Plaza Apartments	Moundville, AL	24	614,791	09/89	100%	129,465

Oak Crest Manor II	Brainerd, MN	30	896,566	05/89	100%	168,130

Orangewood Villas	Umatilla, FL	45	1,454,246	09/89	98%	358,350

Orchard Park Apartments	Beaumont, CA	144	3,554,779	05/89	100%	2,950,000

Paige Hall Apartments	Minneapolis, MN	69	2,253,150	04/89	100%	378,538

Queens Court Apts.	Philadelphia, PA	32	785,175	01/89	100%	759,500

Rainbow Apartments	Yuma, AZ	81	2,005,544	01/89	100%	702,968

Ripon Apartments	Ripon, WI	24	838,506	07/89	100%	176,260

Property Name	Location	Units	Mortgage Balance As Of 12/31/02	Construction Completion	Qualified Occupancy 3/31/03	Capital Contrib- uted
Sun Village Apartments	Groveland, FL	34	$1,032,009	05/88	100%	$211,880

Taylor Terrace Apartments	W. Pittsburgh, PA	30	1,039,262	11/88	100%	227,103

The Grove Apartments	Vidalia, GA	54	1,465,106	05/89	100%	345,621

Trinidad Apartments	Trinidad, CO	24	907,808	06/89	100%	202,000

Vassar Apartments	Vassar, MI	32	906,869	11/89	100%	189,596

Boston Capital Tax Credit Fund Limited Partnership - Series 4

PROPERTY PROFILES AS OF MARCH 31, 2003

Property Name	Location	Units	Mortgage Balance As Of 12/31/02	Construction Completion	Qualified Occupancy 3/31/03	Capital Contrib- uted
Amory Square Apartments	Windsor, VT	74	$1,989,807	09/89	100%	$1,644,338

Auburn Trace	Delray Beach, FL	256	9,455,176	01/90	100%	2,849,298

Ault Apartments	Ault, CO	16	485,092	07/89	100%	92,232

Berkshire Apartments	Wichita, KS	90	1,844,932	09/89	100%	1,829,104

Bowditch School Lodging House	Jamaica Plain, MA	50	1,583,824	12/89	100%	619,300

Burlwood Apartments	Cripple Creek, CO	10	361,624	08/89	100%	45,600

Cambria Commons	Cambria, NY	24	1,034,192	07/89	100%	367,600

Central Parkway Towers	Cincinnati, OH	225	2,800,000	12/89	100%	944,322

Clearview Apartments	Monte Vista, CO	24	745,167	11/89	100%	166,400

Fuller Townhomes	St. Paul, MN	9	469,235	01/89	100%	254,671

Glenhaven Park II	Merced, CA	15	472,610	06/89	100%	415,000

Greenwood Terrace	Quincy, FL	36	1,063,694	09/89	100%	282,000

Highland Village Duplexes	Topeka, KS	22	317,343	12/88	100%	354,067

Property Name	Location	Units	Mortgage Balance As Of 12/31/02	Construction Completion	Qualified Occupancy 3/31/03	Capital Contrib- uted
Jefferson Pl Apartments	Monticello, FL	38	$1,089,490	12/89	100%	$294,150

Landmark Apartments	Chesapeake, VA	120	2,665,678	05/89	100%	1,470,835

Meadowcrest Apartments	Southfield, MI	83	2,816,157	10/90	100%	1,055,404

Milliken Apartments	Milliken, CO	28	847,971	08/89	100%	135,000

Montana Ave. Townhomes	St. Paul, MN	13	621,758	11/89	100%	430,167

New Grand Hotel	Salt Lake City,UT	80	2,737,540	03/90	100%	2,823,370

Rosenberg Hotel	Santa Rosa, CA	77	1,742,683	01/92	100%	844,300

Shockoe Hill Apartments II	Richmond, VA	64	1,875,870	09/89	100%	1,110,590

Sunnyview Apartments	Salem, OR	60	2,139,241	09/89	100%	775,000

Thompson Village Apts.	Indianapolis, IN	240	5,271,698	12/89	100%	2,098,660

Van Dyke Estates XVI - A	Sanger, CA	16	600,143	11/89	100%	474,360

Boston Capital Tax Credit Fund Limited Partnership - Series 5

PROPERTY PROFILES AS OF MARCH 31, 2003

Property Name	Location	Units	Mortgage Balance As Of 12/31/02	Construction Completion	Qualified Occupancy 3/31/03	Capital Contrib- uted
Annadale Apartments	Fresno, CA	222	$11,144,863	06/90	100%	$1,161,810

Calexico Village Apartments	Calexico, CA	36	1,547,111	04/90	100%	128,174

Glenhaven Estates	Merced, CA	13	267,940	06/89	100%	356,480

Heather Ridge Apartments	Redding, CA	56	785,121	09/89	100%	1,182,030

Point Arena Village	Point Arena, CA	25	1,186,544	02/90	100%	444,830

Boston Capital Tax Credit Fund Limited Partnership - Series 6

PROPERTY PROFILES AS OF MARCH 31, 2003

Property Name	Location	Units	Mortgage Balance As Of 12/31/02	Construction Completion	Qualified Occupancy 3/31/03	Capital Contrib- uted
Auburn Trace	Delray Beach, FL	256	$9,595,633	01/90	100%	$1,971,457

Briarwood Estates	Cameron, MO	24	561,072	09/88	100%	137,367

Columbia Park Apts.	Richland, WA	140	2,282,553	02/90	100%	1,607,375

Eldon Estates	Eldon, MO	24	547,154	07/88	100%	139,221

Forty West Apartments	Holland, MI	120	1,772,450	02/90	100%	1,431,562

Hacienda Villa Apartments	Firebaugh, CA	120	3,671,164	01/90	100%	1,460,316

Hillandale Commons	Lithonia, GA	132	4,609,196	01/90	100%	1,444,800

Kearney Properties II	Kearney, MO	16	357,463	03/88	100%	99,334

Los Pueblos Apartments	Socorro, NM	32	1,231,180	05/88	100%	414,851

Pleasant Hill	Pleasant Hill, MO	24	553,377	12/88	100%	141,624

Rosenberg Apartments	Santa Rosa, CA	77	1,742,683	01/92	100%	555,700

Sherburne Senior Housing	Sherburne, NY	29	1,291,072	10/89	100%	578,409

Springridge III	Warrensburg, MO	24	561,509	02/88	100%	162,393

Tall Pines Apartments	Charlestown, NH	32	1,414,288	11/89	100%	302,491

Woodcliff Apartments	Ishpeming, MI	24	746,981	11/89	100%	192,996

Item 3.	Legal Proceedings

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for the Partnership’s Limited Partnership Interests and Related Partnership Matters

(a)	Market Information

The Partnership is classified as a limited partnership and thus has no common stock.  There is no established public trading market for the BACs and it is not anticipated that any public market will develop.

(b)	Approximate number of security holders.

As of March 31, 2003, the Partnership has 7,100 registered BAC Holders for an aggregate of 9,800,600 BACs which were offered a subscription price of $10 per BAC.

The BACs were issued in series.  Series 1 had 1,035 investors holding 1,299,900 BACs; Series 2 had 683 investors holding 830,300 BACs; Series 3 had 2,210 investors holding 2,882,200 BACs; Series 4 had 1,955 investors holding 2,995,300 BACs; Series 5 had 377 investors holding 489,900 BACs; and Series 6 had 840 investors holding 1,303,000 BACs.

(c)	Dividend history and restriction.

The Partnership has made no distributions of Net Cash Flow to its BAC Holders from its inception, June 1, 1988 through March 31, 2003.

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

The information set forth below presents selected financial data of the Partnership for each of the five years in the period ended March 31, 2003.  Additional detailed financial information is set forth in the audited financial statements listed in Item 14 hereof.

	March 31, 2003	March 31, 2002	March 31, 2001	March 31, 2000	March 31, 1999

Operations
Interest Income	$1,726	$2,685	$3,255	$3,362	$4,355
Other Income	16,194	38,023	1,266	888	—

Share of Loss of Operating Partnerships	(673,612)	(617,075)	(1,691,359)	(1,797,917)	(4,256,419)

Operating Exp.	(1,020,779)	(1,050,289)	(1,000,088)	(1,058,874)	(5,088,524)

Net Loss	(1,676,471)	(1,626,656)	(2,686,926)	(2,852,541)	(9,340,588)

Net Loss per BAC	$(.17)	$(.16)	$(.27)	$(.29)	$(.94)

Balance Sheet

Total Assets	$9,170,049	$9,825,826	$10,428,373	$12,057,796	$13,845,884

Total Liab.	$11,135,850	$10,115,156	$9,091,047	$8,033,544	$6,969,091

Partners’ Equity	$(1,965,801)	$(289,330)	$1,337,326	$4,024,252	$6,876,793

Other Data

Tax Credits per BAC for the Investors Tax Year, the twelve months ended December 31, 2002, 2001, 2000, 1999, and 1998*	$.02	$.03	$.15	$.76	$1.20

*Credit per BAC is a weighted average of all the Series.  Since each Series has invested as a limited partner in different Operating Partnerships the Credit per BAC will vary slightly.  For more detailed information refer to Item 7. Results of Operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements such as our intentions, hopes, beliefs, expectations, strategies and predictions of our future activities, or other future events or conditions. Such statements are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, without limitation, the factors identified in Part I, Item 1 of this Report. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and, therefore, there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

Liquidity

The Partnership’s primary source of funds was the proceeds of its public offering.  Other sources of liquidity include  (i) interest earned on capital contributions held pending investment or held for working capital reserves and (ii) cash distributions from operations of the Operating Partnerships in which the Partnership has invested.  These sources of liquidity are available to meet the obligations of the Partnership.  The Partnership is currently accruing the annual partnership management fees, which allows each series the ability to pay non-affiliated third party obligations.  During the fiscal year ended March 31, 2003 the Partnership accrued $911,495 in annual partnership management fees.  As of March 31, 2003, total partnership management fees accrued were $10,213,821.  Pursuant to the Partnership Agreement, such liabilities will be deferred until the Partnership receives sales or refinancing proceeds from Operating Partnerships which will be used to satisfy such liabilities.

An affiliate of the general partner has advanced $729,568 to the Partnership to pay certain third party operating expenses and to make advances and/or loans to Operating Partnerships.  The amounts advanced to four of the six series are as follows: $90,810 to Series 1; $70,000 to Series 2; $218,578 to Series 3; and $350,180 to Series 4.  These and any additional advances will be paid, without interest, from available cash flow, reporting fees, or the proceeds of sales or refinancing of the Partnership’s interests in Operating Partnerships. The Partnership anticipates that as the Operating Partnerships continue to mature, more cash flow and reporting fees will be generated.  Cash flow and reporting fees will be added to the Partnership’s working capital and will be available to meet future third party obligations of the Partnership.  The Partnership is currently pursuing, and will continue to pursue, available cash flow and reporting fees.

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

As of March 31, 2003, the net proceeds from the offer and sale of BACs in Series 1 had been used to invest in a total of 18 Operating Partnerships in an aggregate amount of $9,407,952, and the Partnership had completed payment of all installments of its capital contributions.  Series 1 had $46,413 in Working Capital at March 31, 2003.

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

As of March 31, 2003, the net proceeds of the offer and sale of BACs in Series 2 had been used to invest in a total of 8 Operating Partnerships in an aggregate amount of $6,498,176, and the Partnership had completed payment of all installments of its capital contributions.  Series 2 had $4,541 in Working Capital at March 31, 2003.

(Series 3).  The Partnership received and accepted subscriptions for $28,822,000, representing 2,882,200 BACs from investors admitted as BAC Holders in Series 3.  Offers and sales of BACs in Series 3 were completed and the last of the BACs in Series 3 were issued by the Partnership on March 14, 1989.

As of March 31, 2003, the net proceeds from the offer and sale of BACs in Series 3 had been used to invest in a total of 33 Operating Partnerships in an aggregate amount of $21,738,797, and the Partnership had completed payment of all installments of its capital contributions to all of its Operating Partnerships.  Series 3 had $9,099 in Working Capital at March 31, 2003.

(Series 4).  The Partnership commenced offering BACs in Series 4 on March 27, 1989.  The Partnership received and accepted subscriptions for 29,788,160, representing 2,995,300 BACs from investors admitted as BAC Holders in Series 4.  Offers and sales of BACs in Series 4 were completed and the last of the BACs in Series 4 were issued by the Partnership on July 7, 1989.

As of March 31, 2003, the net proceeds from the offer and sale of BACs in Series 4 had been used to invest in a total of 24 Operating Partnerships in an aggregate amount of $22,934,082, and the Partnership had completed payment of all installments of its capital contributions to all of its Operating Partnerships.  Series 4 had $14,705 in Working Capital at March 31, 2003.

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

As of March 31, 2003, the net proceeds of the offer and sale of BACs in Series 5 had been used to invest in a total of 5 Operating Partnerships in an aggregate amount of $3,431,044, and the Partnership had completed payment of all installments of its capital contributions. Series 5 had $76,346 in Working Capital at March 31, 2003.

(Series 6).  The Partnership commenced offering BACs in Series 6 on July 18, 1989.  The Partnership received and accepted subscriptions for $12,935,780, representing 1,303,000 BACs from investors admitted as BAC Holders in Series 6.  Offers and sales of BACs in Series 6 were completed and the last of the BACs in Series 6 were issued by the Partnership on September 29, 1989.

As of March 31, 2003 the net proceeds from the offer and sale of BACs in Series 6 had been used to invest in a total of 15 Operating Partnerships in an aggregate amount of $10,652,631, and the Partnership had completed payment of all installments of its capital contributions to all of its Operating Partnerships.  Series 6 had $66,456 in Working Capital at March 31, 2003.

Results of Operations

The Partnership incurs an annual partnership management fee payable to the General Partner and/or its affiliates in an amount equal to 0.375% of the aggregate cost of the Apartment Complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid or payable by the Operating Partnerships.  The annual partnership management fee incurred net of reporting fees for the fiscal years ended March 31, 2003 and 2002 was $838,478 and $897,502, respectively.  The amount is anticipated to be lower for subsequent fiscal years as more of the Operating Partnerships begin to pay accrued and annual partnership management and reporting fees.  During the fiscal years ended March 31, 2003 and 2002, the Partnership received $73,017 and $53,570, respectively, in reporting fees from the Operating Partnerships

The Partnership’s investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested.  The Partnership’s investments in Operating Partnerships have been made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

The Operating Partnerships were allocated tax credits for 10 years.  Based on each Operating Partnership’s lease-up, the total credits could be spread over as many as 13 years.  In cases where the actual number of years is more than 10, the credits delivered in the early and later years will be less than the maximum allowable per year.  Series 1 and Series 4 completed their credit periods as of December 31, 2001.  Series 3 and Series 6 are expected to generate a small amount of remaining credits through December 31, 2004. Series 2 and Series 5 are expected to generate a small amount of remaining credits through December 31, 2005.

(Series 1).  As of March 31, 2003 and 2002, the Qualified Occupancy for the Series was 100%.  The Series had a total of 18 properties at March 31, 2003, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2002 and 2001, the Series, in total, generated $2,127,937 and $2,311,040 respectively, in passive income tax losses that were passed through to the investors.  As of December 31, 2001 all of the Operating Partnerships in Series 1 had completed their respective credit periods and it is not expected that any additional tax credits will be generated.

For the years ended December 31, 2002 and 2001 Series 1 reflects a net loss from Operating Partnerships of $1,547,903 and $396,227, respectively, when adjusted for depreciation which is a non-cash item.  Operations in the current year were negatively impacted by an Impairment Loss reported by one of the Operating Partnerships.

Genesee Commons Associates (River Park Commons) and Kingston Property Associates (Broadway East Townhouses) have incurred operating deficits as a result of weak occupancy.  Both Operating Partnerships have a verbal forbearance agreement in place allowing the properties to pay minimal mortgage payments while continuing to accrue all interest payments due.  Both properties also received loans from the state housing agency, which were used to complete rehabilitation work.  Historically Kingston Property Associates has operated with an occupancy level below 80%.  However, operations at this property have improved with a 2002 average 12 month occupancy level of 91% and a 1st quarter 2003 average occupancy level of 93.44%. The operations at Genesee Commons Associates remain weak with an occupancy level consistent with prior years. The 1st quarter 2003 average occupancy level was 78%. Both properties continue to work with local and state agencies to locate qualified residents.  Also, the properties have developed a referral system with local non-profit agencies and churches.  The properties have not made the minimum debt service payments, as outlined in the forbearance agreements since 1997.  At this time, the mortgage holders for each of these two properties have not taken any adverse action.  The Operating General Partner met with the lenders for both properties, and reports that the meeting was successful, receiving verbal assurances that the mortgage holders would not foreclose on the properties prior to the end of the compliance period. The 15 year compliance period for Kingston Property Associates ended December 31, 2002.  The compliance period for Genesee Commons ends on December 31, 2003.  This being the case, The Investment General Partner has commenced discussions with the Operating General Partner and the mortgage lenders to determine the options available to the Partnerships. The Investment General Partner will continue to monitor the situation closely.

(Series 2).  As of March 31, 2003 and 2002, the Qualified Occupancy for the series was 100%.  The Series had a total of 8 properties at March 31, 2003, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2002 and 2001, the Series, in total, generated $885,930 and $7,198, respectively, in passive income tax losses that were passed through to the investors, and also provided $0.06 and $0.09, respectively, in tax credits per BAC to the investors.

For the years ended December 31, 2002 and 2001 Series 2 reflects a net loss from Operating Partnerships of $156,586 and $529,164, respectively, when adjusted for depreciation which is a non-cash item.  In the prior year one of the Operating Partnerships reported a larger than normal interest expense to correct for previously under reported interest expense.  This was a one time correction which did not effect the current year adjusted net loss and is the reason for the decrease.

The properties owned by Haven Park Partners III, A California L.P. (Glenhaven Park III) and Haven Park Partners IV, A California L.P. (Glenhaven Park IV) have historically suffered from excessive operating expenses compared to operating income. New management put in place in the fourth quarter of 2000 has been successful in maintaining strong occupancy.  Haven Park III has maintained 98% occupancy through the first quarter of 2003; while Haven Park IV has maintained an occupancy level of 100% in the first quarter of 2003.  Upon review of the 2002 audited financial statements both properties operated above breakeven in 2002.  This is primarily a result of strong efforts made by management to control operating expenses.  The Partnerships filed for and received a welfare tax exemption.    The exemption was granted retroactive to 2000 and a rebate was received by the Partnership for those prior years.  The tax exemption had a positive effect on cash flow. As operations have continued to demonstrate improvement, the Investment General Partner will no longer report on these Partnerships.

Annadale Housing Partners (Annadale Apartments) has historically reported net losses due to operational issues associated with the property.  As a result of efforts by the management company operations have improved significantly.  Rental increases combined with improved collections, increased rental revenues by $96,611 (9.8%) in 2002.  Expenses (specifically maintenance) saw increases in 2002.  This is in part due to required repairs mandated by the Housing Agency as a result of a site inspection done at the site in 2002.  Another factor affecting maintenance costs are the provisions of the loan agreements, which stipulate that the Partnership must spend a minimum of $55,000 per year on capital improvements, which are funded from operations.  As a result of the increased rental revenues, the property operated at breakeven despite the increase in expenses.  A welfare tax exemption was approved in 2001, and the Partnership received a refund of $29,982 in January 2002.  Occupancy averaged 88.29% in 2002, however, occupancy dropped to 86% in December, and has averaged only 83.78% in the first quarter of 2003.  The majority of the vacancies are in the elderly designated units.  Management is trying to broaden the scope of advertising to attract more potential residents to the site.  Although operations have demonstrated significant improvements, we will continue to monitor this Partnership until occupancy increases and stabilizes.

(Series 3).  As of March 31, 2003 and 2002, the Qualified Occupancy for the Series was 100% and 99.9%, respectively.  The Series had a total of 33 properties at March 31, 2003, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2002 and 2001, the Series, in total, generated $2,451,603 and $2,727,055, respectively, in passive income tax losses that were passed through to the investors, and also provided $0.04 in tax credits per BAC to the investors for both years.

For the years ended December 31, 2002 and 2001 Series 3 reflects a net income (loss) from Operating Partnerships of $75,734 and $(542,458), respectively, when adjusted for depreciation which is a non-cash item.  Operations in the prior year were negatively impacted by an Impairment Loss reported by one of the Operating Partnerships.

The Investment General Partner continues to monitor the operations of Lincoln Hotel Associates (Lincoln Apartments) in an effort to improve the overall operations of the Partnership.  Physical occupancy through the first quarter of 2003 averaged 94.71%.  The stable occupancy, along with expense reductions, has resulted in improved operations.  The mortgage is current under the terms of the forbearance agreement.  The taxes, insurance and payables are current. The Operating General Partner recently completed negotiations to replace management with a not-for-profit entity who is interested in assuming the ownership of the Partnership once the tax credit compliance period has expired.  A purchase option has been executed and recorded. Additionally, negotiations with the lender to restructure the debt continue and are expected to be completed during the third quarter of 2003.

In an attempt to capitalize on the strong California real estate market the Operating General Partner of California Investors VI (Orchard Park) entered into an agreement to sell the property and the transaction closed in June 2003.  As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period and also to provide a recapture bond to avoid the recapture of the tax credits that have been taken.  Sale proceeds due to Boston Capital Tax Credit Fund I-Series 3 (BCTC I) and Boston Capital Tax Credit Fund III-Series 17 (BCTC III) after repayment of advances made to the Operating Partnership are $408,835 and $28,682, respectively. Of the proceeds received it is estimated that approximately $352,768 and $24,749, respectively, will be returned to the investors in Series 3 and Series 17.  The amounts for each series, while different in actual dollars, represent the same percentage of return to each Investment Partnership.  The remaining total of $60,000 is anticipated to be paid to Boston Capital Asset Management Limited Partnership (BCAMLP) for fees and expenses related to the sale.  The total returned to the investors will be distributed based on the number of BACs held by each investor at the time of the sale. The breakdown of the amount to be paid to BCAMLP is as follows:  $10,000 represents reimbursement of expenses incurred related to sale, which includes but is not limited to due diligence, legal and mailing costs; $50,000 represents a fee for overseeing and managing the disposition of the property.  Since the Investment in Operating Partnership balance of California Investors VI for Series 3 was not equal to the sale proceeds received by the series, Series 3 will record a gain on the sale of the Operating Partnership of $408,835 in the next fiscal year.

In an attempt to capitalize on the strong California real estate market the Operating General Partner of Hidden Cove Apartments (Hidden Cove) entered into an agreement to sell the property and the transaction closed in May 2003.  As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period and also to provide a recapture bond to avoid the recapture of the tax credits that have been taken.  Sale proceeds due to Boston Capital Tax Credit Fund I-Series 3 (BCTC I) and Boston Capital Tax Credit Fund III-Series 15 (BCTC III) are $1,710,981 and $148,373, respectively.  The majority of the sale proceeds were received by the Investment Partnerships in May 2003, however the Operating General Partner is currently holding $158,542 of the total sale proceeds until the Operating Partnership entity has been dissolved.  Of the proceeds received and to be received, it is estimated that approximately $1,379,018 and $119,586, respectively will be returned to the investors in Series 3 and Series 15. The amounts for each series, while different in actual dollars, represent the same percentage of return to each Investment Partnership.  The remaining total of $360,750 is anticipated to be paid to Boston Capital Asset Management Limited Partnership (BCAMLP) for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates.  The total returned to the investors will be distributed based on the number of BACs held by each investor at the time of the sale. The breakdown of the amount to be paid to BCAMLP is as follows:  $10,000 represents reimbursement of expenses incurred related to sale, which includes but is not limited to due diligence, legal and mailing costs; $50,000 represents a fee for overseeing and managing the disposition of the property; and $300,750 represents a partial payment of outstanding Asset Management Fees due to BCAMLP.  Since the Investment in Operating Partnerships balances of Hidden Cove for Series 3 and Series 15 were not equal to the sale proceeds received by each series, Series 3 and Series 15 they will record gains on the sale of the Operating Partnership of $1,710,981 and $82,207, respectively in the next fiscal year.

Central Parkway Towers (Central Parkway Towers) average occupancy decreased to 64% through May 2003 as compared to 2002’s average occupancy of 75%.  The Management Company continues to work with the City of Cincinnati, the State of Ohio as well as local non-profit agencies to expand tenant referrals and housing contracts.  However, the City of Cincinnati has canceled support programs previously utilized by the property and the overall financial position has deteriorated as a result of the resulting decrease in occupancy. The Operating General Partner has formally requested a release from his obligations as the General Partner and property manager.  Several alternative management companies are being interviewed and one is expected to be selected in the second or third quarter.  In the meantime, the Operating General Partner continues to pursue public and private support and involvement in the property.

Going forward the Investment Limited Partner will no longer report on the operations of Rainbow Housing Associates (Rainbow Apartments).  The 2002 average occupancy was 91.26%.  The property generated cash in 2002 and was able to reduce payables significantly. The property had occupancy above 90% for the first quarter of 2003 and positive cash flow.  The payables that remain are due to the management company for past due management fees and to the Operating General Partner for previous operating advances.  The real estate taxes and mortgage are current.

(Series 4).  As of March 31, 2003 and 2002, the Qualified Occupancy for the series was 100%.  The Series had a total of 24 properties at March 31, 2003, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2002 and 2001, the Series, in total, generated $1,774,027 and $1,523,632, respectively, in passive income tax losses that were passed through to the investors.  As of December 31, 2001 all of the Operating Partnerships in Series 4 had completed their respective credit periods and it is not expected that any additional tax credits will be generated.

For the years ended December 31, 2002 and 2001 Series 4 reflects a net loss from Operating Partnerships of $98,258 and $317,308, respectively, when adjusted for depreciation which is a non-cash item.  Operations in the prior year were negatively impacted by a large Impairment Loss reported by one of the Operating Partnerships.  Operations in the current year were negatively impacted by a smaller Impairment Loss reported by the same Operating Partnership.

Central Parkway Towers (Central Parkway Towers) average occupancy decreased to 64% through May 2003 as compared to 2002’s average occupancy of 75%.  The Management Company continues to work with the City of Cincinnati, the State of Ohio as well as local non-profit agencies to expand tenant referrals and housing contracts.  However, the City of Cincinnati has canceled support programs previously utilized by the property and the overall financial position has deteriorated as a result of the resulting decrease in occupancy. The Operating General Partner has formally requested a release from his obligations as the General Partner and property manager.  Several alternative management companies are being interviewed and one is expected to be selected in the second or third quarter.  In the meantime, the Operating General Partner continues to pursue public and private support and involvement in the property.

The property owned by Haven Park Partners II, A California LP (Glenhaven Park II) has historically suffered from excessive operating expenses compared to operating income. New management put in place in the fourth quarter of 2000 has been successful in maintaining strong occupancy.  The Partnership has maintained 100% occupancy through the first quarter of 2003.  Upon review of the 2002 audited financial statement the property operated above breakeven, generating cash in 2002.  This is primarily a result of strong efforts made by management to control operating expenses.  The Partnership filed for and received a welfare tax exemption.  The exemption was granted retroactive to 2000 and a rebate was received by the Partnership for those prior years.  The tax exemption had a positive effect on cash flow. As operations have continued to demonstrate improvement, the Investment General Partner will no longer report on this Partnership.

Operations at Van Dyck Estates XVI-A, A California L.P. (Van Dyck Estates XVI-A) have improved while maintaining high occupancy.  Effective January 1, 2001, the General Partner interest was transferred to the Central Valley Affordable Housing LLC, an affiliate of San Mar Properties, Inc.  San Mar continues in its capacity as managing agent.  Effective with the date of the transfer, San Mar will be responsible for funding all operating deficits.  Occupancy averaged 97% in 2002, and has increased to 100% for the first quarter of 2003. Rent increases implemented in January 2002 benefited operations, as rental revenues increased by $12,279 (11%) in 2002.  Operating expenses, particularly maintenance costs increased in 2002 and as a result the property is operating below breakeven.  The Partnership filed for a welfare tax exemption however there was a problem with the 503(C) documentation (nonprofit status) and the Partnership had to reapply with a new nonprofit partner.  The new filing was submitted in December 2002 and the Operating General Partner is waiting to hear from the state. Due to the improvement in operations demonstrated in years 2000 and 2001, plus the commitment from the new Operating General Partner, the Going Concern opinion was removed in 2001.  This Partnership will continue to be monitored until expenses have stabilized, and the welfare tax exemption is in place.

Pedcor Investments 1988-VI, Limited Partnership, located in Indianapolis, Indiana, operated at a cash flow deficit in 2002, but operated above breakeven during the first quarter of 2003. The main reason for its cash expenditure in 2002 was its low occupancy, which averaged 91% but hovered below 90% for 4 months during the year.  Occupancy averaged 95% for the first quarter of 2003, and was up to 98% at the end of March 2003.  During the first quarter of 2003, the property generated cash.  Also, the property’s expenses, though in line with state averages, were much higher than were originally underwritten; rent levels were also underwritten at a higher level than they were in 2002.  Consequently, the property needs to maintain high occupancy in order to cash flow at the present expense levels.  Last, the property’s mortgage, taxes and insurance were all current as of March 31, 2003, and the management company believes the property will continue to stay highly occupied and generate cash during the entire year of 2003.

Auburn Trace Limited is a 256 unit property located in Delray Beach, Florida, that operated below breakeven in 2002.  The primary cause of the negative cash flow was due to high operating expenses.   As a result of the negative cash flow, working capital is insufficient to cover trade accounts payable, which are now delinquent and the replacement reserve is under funded.  Physical occupancy has been consistently strong at the property since inception, and is currently at 97% as of April 30, 2003.  The Investment Limited Partner will work with the Operating General Partner to develop a plan to reduce operating expenses and stabilize the property.  The mortgage and property taxes, property insurance are current.  The Operating General Partner continues to fund operating deficits.

(Series 5).  As of March 31, 2003 and 2002, the Qualified Occupancy for the Series was 100%.  The Series had a total of 5 properties at March 31, 2003, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2002 and 2001, the Series, in total, generated $244,167 and $18,380, respectively, in passive income tax losses that were passed through to the investors, and also provided $0.01 and $0.08, respectively, in tax credits per BAC to the investors.

For the years ended December 31, 2002 and 2001 Series 5 reflects a net loss of $56,254 and $448,744, respectively, from Operating Partnerships, when adjusted for depreciation which is a non-cash item.  In the prior year one of the Operating Partnerships reported a larger than normal interest expense to correct for previously under reported interest expense.  This was a one time correction which did not effect the current year adjusted net loss and is the reason for the decrease.

Annadale Housing Partners (Annadale Apartments) has historically reported net losses due to operational issues associated with the property.  As a result of efforts by the management company operations have improved significantly.  Rental increases combined with better rent collections, increased rental revenues by $96,611 in 2002.  Expenses (particularly maintenance) increased in 2002.  This is in part due to required repairs mandated by the Housing Agency as a result of a site inspection done during 2002.  Another factor affecting maintenance costs are the provisions of the loan agreements, which stipulate that the Partnership must spend a minimum of $55,000 per year on capital improvements, which are funded from operations.  As a result of the increased rental revenues, the property operated at breakeven despite the increase in expenses.  A welfare tax exemption was approved in 2001, and the Partnership received a refund of $29,982 in January 2002.  Occupancy averaged 88.29% in 2002, however occupancy dropped to 86% in December, and has averaged only 83.78% in the first quarter of 2003.  The majority of the vacancies are in the elderly designated units.  Management is trying to broaden the scope of advertising to attract more potential residents to the site.  Although operations have demonstrated significant improvements, the Investment Partnership will continue to monitor this Partnership until occupancy increases and stabilizes.

The property owned by Glenhaven Park Partners, A California L.P. (Glenhaven Estates) continues to suffer from excessive operating expenses compared to operating income.  Effective October 4, 2000, San Mar Properties of Fresno, California assumed the role of management agent. An affiliate of San Mar Properties, Central Valley Affordable Housing LLC, assumed the General Partner interest effective December 31, 2000.  In 2001 the Partnership was no longer able to meet the mortgage obligations, and all attempts to restructure the debt were unsuccessful.  The Partnership filed for Chapter 11 bankruptcy protection on October 2, 2001.  The Operating General Partner advanced the funds to bring five of the notes current.  The Reorganization Plan involved bringing current one of the seven remaining delinquent loans in order to remain compliant with IRS Section 42 minimum requirements, thus avoiding disallowance and full recapture of the tax credits.  This plan has been successful and the bankruptcy was dismissed in February 2002.  The six remaining units were foreclosed upon and removed from the Partnership.  As a result of the foreclosure the Partnership did face partial recapture of tax credits previously taken of approximately $50,000.  The remaining six units are 100% occupied as of December 2002, and continue to be 100% occupied through the first quarter of 2003. The Partnership filed for a welfare tax exemption for 2001-2002 and 2002-2003.  The exemption was recently approved and a reduction in taxes has taken place.  The Partnership also received a rebate on a portion of the taxes paid in the prior year.  The tax exemption has had a positive effect on cash flow as the Partnership operated above breakeven in 2002.

TKO Investment Properties V (Heather Ridge Apartments) is a 56-unit family property located in Redding, CA.  Occupancy averaged 99.70% in 2002, however low rental rates caused the property to operate below breakeven.  The property was rehabilitated in 1988.  To attract and retain residents, rents are well below the allowable tax credit rents.  Payables increased due to the lack of available cash.  Occupancy remained high in the first quarter of 2003 however the property continued to operate below breakeven.  The Investment Limited partner will monitor this property until it generates cash flow.

(Series 6).  As of March 31, 2003 and 2002, the Qualified Occupancy for the series was 100%.  The Series had a total of 15 properties at March 31, 2003, all of which were at 100% qualified occupancy.

For the tax year ended December 31, 2002 and 2001, the Series, in total, generated $503,637 and $580,382, respectively, in passive income tax losses that were passed through to the investors, and also provided $0.02 and $.03, respectively, in tax credits per BAC to the investors.

For the years ended December 31, 2002 and 2001 Series 6 reflects a net income from Operating Partnerships of $872,405 and $1,109,151 respectively, when adjusted for depreciation which is a non-cash item.  The decrease in adjusted net income in the current year is mainly attributed to an increase in costs associated with improving the operations of Auburn Trace as detailed below.

Socorro Properties, Limited Partnership, located in Socorro, New Mexico, operated below breakeven during the first quarter of 2003. The main reason for its cash expenditure is its low occupancy, which averaged 76% for the quarter, and high operating expenses.  To address the low occupancy at the property, management is marketing the property to possible tenants through newspapers, churches and civic groups.  To address the high operating expenses, management is closely watching all expenses at the property and making sure that the property operates within its budget.  The property’s mortgage, taxes and insurance were all current as of March 31, 2003.

The Operating General Partner of the Partnership Sherburne Housing Redevelopment Company has negotiated a sale of its General Partner interest.  In addition to the transfer of General Partner interest, an exit strategy has been put in place that will allow for the sale of the Investment Limited Partner interest to the new Operating General Partner at the end of the 15-year tax credit compliance period. It is anticipated that this transaction will be finalized within the third quarter of 2003 pending receipt of all required agency approvals.

Auburn Trace Limited is a 256 unit property located in Delray Beach, Florida, that operated below breakeven in 2002.  The primary cause of the negative cash flow was due to high operating expenses.  As a result of the negative cash flow, working capital is insufficient to cover trade accounts payable, which are now delinquent and the replacement reserve is under funded. Physical occupancy has been consistently strong at the property since inception, and is currently at 97% as of April 30, 2003.  The Investment Limited Partner will work with the Operating General Partner to develop a plan to reduce operating expenses and stabilize the property.  The mortgage and property taxes, property insurance are current.  The Operating General Partner continues to fund operating deficits.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires the Partnership to make certain estimates and assumptions.  A summary of significant accounting policies is provided in Note A to the financial statements.  The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of Partnership’s financial condition and results of operations.  The Partnership believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the financial statements.

The Partnership accounts for its investment in local partnerships in accordance with the equity method of accounting since the Partnership does not control the operations of an Operating Partnership.

If the book value of Partnership’s investment in a Operating Partnership exceeds the estimated value derived by management, the Partnership reduces its investment in any such Operating Partnership and includes such reduction in equity in loss of investment in operating partnerships.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  SFAS No. 144 provides accounting guidance for financial accounting and reporting of impairment or disposal of long-lived assets.  SFAS No.144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assts and for Long-Lived Assets to be Disposed Of”.  SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Implementation of SFAS No. 144 has not had a material effect on the financial position or results of the operation of the partnership.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”, an interpretation of ARB No. 51, “Consolidated Financial Statements”, which provides new accounting guidance on when to consolidate a variable interest, as defined in FIN 46, in another entity.  FIN 46 applies to variable interests in variable interest entities acquired after January 31, 2003.  FIN 46 should be implemented no later than December 31, 2004. The general partner is in the process of analyzing FIN 46 to determine the impact, if any, on the Partnership’s financial statements.  Management has not yet made any determination of the potential impact FIN 46 might have on the Partnership’s current accounting for its investments in operating partnerships or whether any of those investments might be required to be consolidated.

Item 7a.	Quantitative and Qualitative Disclosure About Market Risk- Not Applicable

Item 8.	Financial Statements and Supplementary Data
The financial statements of the Partnership are listed in Item 15 as being filed as a part of this Report as Exhibits 13 and 99.4 and are incorporated herein by reference.

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

John P. Manning, age 55, is co-founder, and since 1974 has been the President and Chief Executive Officer of Boston Capital Corporation, where he is primarily responsible for strategic planning and business development. In addition to his responsibilities at Boston Capital Corporation, Mr. Manning is a proactive leader in the industry.  He served in 1990 as a member of the Mitchell-Danforth Task Force, which reviewed and suggested reforms to the Low Income Housing Tax Credit program.  He was the founding President of the Affordable Housing Tax Credit Coalition, is a former member of the board of the National Leased Housing Association, and currently sits on the Executive Committees of the National Housing Conference and the National Multi Housing Council.  During the 1980s, he served as a member of the Massachusetts Housing Policy Committee as an appointee of the Governor of Massachusetts.  In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee on the critical role of the private sector in the success of the Low Income Housing Tax Credit Program.  In 1996, President Clinton appointed him to the President’s Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts.  In 1998, President Clinton appointed Mr. Manning to the President’s Export Council which is the premiere committee comprised of major corporate CEOs that advise the President on matters of foreign trade and commerce.  Mr. Manning sits on the Board of Directors of the John F. Kennedy Presidential Library in Boston where he serves as Chairman of the Distinguished Visitors Program. He also serves as a member of the Advisory Board of the Woodrow Wilson Institute for International Scholars in Washington D.C.   Mr. Manning is a graduate of Boston College.

Mr. Manning is the principal shareholder of C&M Management, Inc., a Massachusetts corporation which is the ultimate general partner of Boston Capital. Mr. Manning is also the principal of Boston Capital Corporation. While Boston Capital is not a direct subsidiary of Boston Capital Corporation, each of the entities is under the common control of Mr. Manning.

Richard J. DeAgazio, age 57, has been the Executive Vice President of Boston Capital Corporation, and is President of Boston Capital Services, Inc., Boston Capital’s NASD registered broker/dealer since 1981.  Mr. DeAgazio formerly served on the national Board of Governors of the National Association of Securities Dealers (NASD). He recently served as a member of the National Adjudicatory Council of the NASD. He was the Vice Chairman of the NASD’s District 11 Committee, and served as Chairman of the NASD’s Statutory Disqualification Subcommittee of the National Business Conduct Committee. He also served on the NASD State Liaison Committee and the Direct Participation Program Committee. He is a founder and past President of the National Real Estate Investment Association, past President of the Real Estate Securities and Syndication Institute (Massachusetts Chapter) and the Real Estate Investment Association. Prior to joining Boston Capital in 1981, Mr. DeAgazio was the Senior Vice President and Director of the Brokerage Division of Dresdner Securities (USA), Inc., an international investment banking firm owned by four major European banks, and was a Vice President of Burgess & Leith/Advest. He has been a member of the Boston Stock Exchange since 1967.  He is on the Board of Directors of FurnitureFind.com and Cognistar Corporation. He is a leader in the community and serves on Board of Trustees for Bunker Hill Community College, the Business Leaders Council of the Boston Symphony, Board of Trustees of Junior Achievement of Northern New England, the Board of Advisors for the Ron Burton Training Village and is on the Board of Corporators of Northeastern University. He graduated from Northeastern University.

Jeffrey H. Goldstein, age 41, is Chief Operating Officer and Director of Real Estate of Boston Capital Corporation since 1996. He directs Boston Capital Corporation’s comprehensive real estate services, which include all aspects of origination, underwriting, due diligence and acquisition. As COO, Mr. Goldstein is responsible for the financial and operational areas of Boston Capital Corporation and assists in the design and implementation of business development and strategic planning objectives. Mr. Goldstein previously served as the Director of the Asset Management division as well as the head of the dispositions and troubled assets group. Utilizing his 16 years experience in the real estate syndication and development industry, Mr. Goldstein has been instrumental in the diversification and expansion of Boston Capital Corporation’s businesses. Prior to joining Boston Capital Corporation in 1990, Mr. Goldstein was Manager of Finance for A.J. Lane & Co., where he was responsible for placing debt on all new construction projects and debt structure for existing apartment properties. Prior to that, he served as Manager for Homeowner Financial Services, a financial consulting firm for residential and commercial properties, and worked as an analyst responsible for budgeting and forecasting for the New York City Council Finance Division. He graduated from the University of Colorado and received his MBA from Northeastern University.

Kevin P. Costello, age 57, has been the Executive Vice President and Director of Institutional Investing for Boston Capital Corporation since 1994. Kevin Costello directs Boston Capital Corporation’s institutional investment business. He has overseen this segment of Boston Capital Corporation’s investment business which encompasses investment activities for corporate institutional funding, private proprietary funds and state CRA funds, since its inception in 1992. Mr. Costello has over 20 years experience in the real estate syndication and investment services industry, including previous roles at Boston Capital Corporation leading the acquisition team and managing the structuring and distribution of conventional and tax credit private placements. Prior to joining Boston Capital in 1987, he held senior management positions with Reynolds Securities, Bache & Company and First Winthrop where he focused on real estate syndication. Mr. Costello graduated from Stonehill College and received his MBA with honors from Rutgers’ Graduate School of Business Administration.

Marc N. Teal, age 39, was promoted to Chief Financial Officer in 2003. Mr. Teal previously served as Senior Vice President and Director of Accounting of Boston Capital Corporation and has been with Boston Capital Corporation since 1990.  He oversees all of the accounting, financial reporting, SEC reporting, budgeting, audit, tax and compliance for Boston Capital, its affiliated entities and all Boston Capital Corporation sponsored partnerships. Additionally, he is responsible for maintaining all banking and borrowing relationships of Boston Capital Corporation and management of all working capital reserves. Prior to joining Boston Capital in 1990, Mr. Teal was a Senior Accountant for Cabot, Cabot & Forbes, a multifaceted real estate company, and prior to that was a Senior Accountant for Liberty Real Estate Corp. He received a Bachelor of Science Accountancy from Bentley College and a Masters in Finance from Suffolk University.

(f)	Involvement in certain legal proceedings.

None.

(g)	Promoters and control persons.

None.

Item 11.	Executive Compensation

(a), (b), (c), (d) and (e)

The Partnership has no officers or directors.  However, under the terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Partnership, the Partnership has paid or accrued obligations to the General Partner and its affiliates for the following fees during the 2003 fiscal year:

1.

An annual partnership management fee based on 0.375% of the aggregate cost of all apartment complexes acquired by the Operating Partnerships has been accrued as payable to Boston Capital Asset Management Limited Partnership.  The annual partnership management fee accrued during the year ended March 31, 2003 was $911,495.  Accrued fees are payable without interest as sufficient funds become available.

2.

The Partnership has reimbursed affiliates of the General Partner a total of $5,101 for amounts charged to operations during the year ended March 31, 2003.  The partnership has accrued as payable to affiliates of the General Partner a total of $60,247 for amounts charges to operations during the year ended March 31, 2003.  The reimbursement includes, but may not be limited to postage, printing, travel, and overhead allocations.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

(a)	Security ownership of certain beneficial owners.

As of March 31, 2003, 9,800,600 BACs had been issued. No person is known to own beneficially in excess of 5% of the outstanding BACs in any series.

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

The Partnership has no officers or directors.  However, under the terms of the public offering, various kinds of compensation and fees are payable to the General Partner and its Affiliates during the organization and operation of the Partnership.  Additionally, the General Partner will receive distributions from the partnership if there is cash available for distribution or residual proceeds as defined in the Partnership Agreement.  The amounts and kinds of compensation and fees are described on pages 32 to 33 of the Prospectus under the caption “Compensation and Fees”, which is incorporated herein by reference.  See Note B of Notes to Financial Statements in Item 15 of this Annual Report on Form  10-K for amounts accrued or paid to the General Partner and its affiliates during the period from April 1, 1996 through March 31, 2003.

(b)	Certain business relationships.

The Partnership response to Item 13(a) is incorporated herein by reference.

(c)	Indebtedness of management.

None.

(d)	Transactions with promoters.

Not applicable.

Item 14.	Controls & Procedures

Evaluation of Disclosure Controls and Procedures

a.                    Within the 90 days prior to the date of this report, the Partnership’s Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Partnership’s “disclosure controls and procedures” as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15(d)-14(c). Based on that evaluation, the Partnership’s Chief Executive Officer and Principal Financial Officer have concluded that as of the date of the evaluation, the Partnership’s disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Partnership required to be included in the Partnership’s periodic SEC filings.

Changes in Internal Controls

b.                   There were no significant changes in the Partnership’s internal controls or in other factors that could significantly affect the Partnership’s internal controls subsequent to the date of that evaluation.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1. Financial Statements

Boston Capital Tax Credit Fund Limited Partnership
Filed herein as Exhibit 13
Independent Auditors’ Report
Balance Sheets, March 31, 2003 and 2002
Statements of Operations, Years ended March 31, 2002, 2002 And 2001
Statements of Changes in Partners’ Capital, Years ended March 31, 2003, 2002, and 2001
Statements of Cash Flows, Years ended March 31, 2003, 2002 And 2001
Notes to Financial Statements, Years ended March 31, 2003, 2002 And 2001

Columbia Park
Filed herein as Exhibit 99.4
Independent Auditors’ Report
Balance Sheets, December 31, 2002 and 2001
Statements of Operations, Years ended December 31, 2002 and 2001
Statements of Cash Flow, Years ended December 31, 2002 and 2001
Statements of Changes in Partners’ Capital, Years ended December 31, 2002 and 2001
Notes to Financial Statements, Years ended December 31, 2002 and 2001

(a) 2. Financial Statement Schedules

Schedule III - Real Estate and Accumulated Depreciation
Notes to Schedule III
Schedule III and Notes to Schedule III filed herein as part of Exhibit 13

Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes hereto.

(b) 1.	Reports on Form 8-K
There were no reports on Form 8-K filed during the quarter ended March 31, 2003.

(c) 1.	Exhibits
(listed according to the number assigned in the table in Item 601 of Regulation S-K)

Exhibit No. 3 - Organization Documents

a.

Certificate of Limited Partnership of Boston Capital Tax Credit Fund Limited Partnership.  (Incorporated by reference from Exhibit 3 to the Partnership’s Registration Statement No. 33-22505on Form S-11 as filed with the Securities and Exchange Commission on June 20, 1988.)

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

Exhibit No. 13 - Audited Financial Statement of Boston Capital Tax Credit Fund Limited Partnership, filed herein

Exhibit No. 99.1 - Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein

Exhibit No. 99.2 - Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein

Exhibit No. 99.3 - Independent Auditor’s Reports for Operating Partnerships, filed herein

Exhibit No. 99.4 - Audited Financial Statements of Columbia Park Apartments for the years ended December 31, 2002 and 2001; a significant subsidiary of the registrant

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Partnership has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund Limited Partnership

	By:	Boston Capital Associates Limited Partnership, General Partner

	By:	BCA Associates Limited Partnership, General Partner

	By:	C&M Management, Inc., General Partner

Date: July 11, 2003	By: /s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

July 11, 2003	/s/ John P. Manning	Director, President
	John P. Manning	(Principal Executive Officer), C&M Management Inc.; Director, President (Principal Executive Officer) BCTC Assignor Corp.

I, John P. Manning, certify that:

1.	I have reviewed this annual report on Form 10-K of Boston Capital Tax Credit Fund Limited Partnership (the “Partnership”);

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.

The Partnership’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	(b)	evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of a date (the “Evaluation Date”) within 90 days prior to the filing date of this annual report; and

	(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The Partnership’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Partnership’s auditors and the audit committee of the Partnership’s board of directors (or persons performing the equivalent function):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership’s ability to record, process, summarize and report financial data and have identified for the Partnership’s auditors any material weaknesses in internal controls; and

	(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership’s internal controls; and

6.

The Partnership’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 11, 2003	/s/ John P. Manning
John P. Manning Director, President (Principal Executive Officer), C&M Management Inc.;

I, Marc Teal, certify that:

1.	I have reviewed this annual report on Form 10-K of Boston Capital Tax Credit Fund Limited Partnership (the “Partnership”);

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.

The Partnership’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

(d)

designed such disclosure controls and procedures to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	(e)	evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of a date (the “Evaluation Date”) within 90 days prior to the filing date of this annual report; and

	(f)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The Partnership’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Partnership’s auditors and the audit committee of the Partnership’s board of directors (or persons performing the equivalent function):

(c)

all significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership’s ability to record, process, summarize and report financial data and have identified for the Partnership’s auditors any material weaknesses in internal controls; and

	(d)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership’s internal controls; and

6.

The Partnership’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 11, 2003	/s/ Marc N. Teal
Marc N. Teal, Chief Financial Officer