Form 10-Q
period 2003-06-30
BOSTON CAPITAL TAX CREDIT FUND LTD PARTNERSHIP
filed 2003-08-20
CIK 835095

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended June 30, 2003

                                             or

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2003

TABLE OF CONTENTS
FOR THE QUARTER ENDED June 30, 2003

Balance Sheets *

Balance Sheets Series 1 4

Balance Sheets Series 2 5

Balance Sheets Series 3 6

Balance Sheets Series 4 7

Balance Sheets Series 5 8

Balance Sheets Series 6 9

Statements of Operations 10

Three Months Operations Series 1 *

Three Months Operations Series 2 *

Three Months Operations Series 3 *

Three Months Operations Series 4 14

Three Months Operations Series 5 15

Three Months Operations Series 6 16

STATEMENTS OF CHANGES IN PARTNERS CAPITAL 17

Partners Capital Series 1 18

Partners Capital Series 2 18

Partners Capital Series 3 19

Partners Capital Series 4 19

Partners Capital Series 5 20

Partners Capital Series 6 20

Statements of Cash Flows 21

Cash Flows Series 1 *

Cash Flows Series 2 23

Cash Flows Series 3 24

Cash Flows Series 4 25

Cash Flows Series 5 26

Cash Flows Series 6 27

Notes to Financial Statements *

Note A Organization 28

Note B Accounting *

Note C Related Party Transactions 29

Note D Investments 31

Statement of operation

Combined Statements Series 1 32

Combined Statements_Series 2 33

Combined Statements Series 3 34

Combined Statements Series 4 35

Combined Statements Series 5 36

Combined Statements Series 6 37

Note E Taxable Loss 38

Liquidity 39

Capital Resources 39

Results of Operations 40

Critical_Accounting_Policies 46

Quantitative_and_Qualitative 46

Controls_and_Procedures 46

Part II Other Information 47

Signatures 48

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

	June 30, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 7,593,576	$ 7,834,024

OTHER ASSETS
Cash and cash equivalents	2,238,657	217,560
Other assets	852,011	842,013

	$ 10,684,244	$ 8,893,597

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	11,364,240	11,135,850

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 9,800,600 issued and outstanding	176,715	(1,369,919)
General Partner	(856,711)	(872,334)
	(679,996)	(2,242,253)
	$ 10,684,244	$ 8,893,597

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 1

	June 30, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	59,189	46,413
Other assets	29,169	29,169

	$ 88,358	$ 75,582

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	2,304,018	2,261,455

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 1,299,900 issued and outstanding	(2,080,279)	(2,050,790)
General Partner	(135,381)	(135,083)
	(2,215,660)	(2,185,873)
	$ 88,358	$ 75,582

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 2

	June 30, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 213,817	$ 218,512

OTHER ASSETS
Cash and cash equivalents	4,999	4,541
Other assets	481,838	481,838

	$ 700,654	$ 704,891

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	814,036	796,860

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 830,300 issued and outstanding	(42,906)	(21,707)
General Partner	(70,476)	(70,262)
	(113,382)	(91,969)
	$ 700,654	$ 704,891

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 3

	June 30, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ 15,301

OTHER ASSETS
Cash and cash equivalents	2,006,887	9,099
Other assets	49,861	41,661

	$ 2,056,748	$ 66,061

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	3,203,765	3,138,578

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 2,882,200 issued and outstanding	(883,633)	(2,789,878)
General Partner	(263,384)	(282,639)
	(1,147,017)	(3,072,517)
	$ 2,056,748	$ 66,061

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 4

	June 30, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 2,978,453	$ 3,271,932

OTHER ASSETS
Cash and cash equivalents	8,850	14,705
Other assets	211,694	209,896

	$ 3,198,997	$ 3,496,533

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	2,955,012	2,897,185

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 2,995,300 issued and outstanding	501,650	853,459
General Partner	(257,665)	(254,111)
	243,985	599,348
	$ 3,198,997	$ 3,496,533

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 5

	June 30, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 315,725	$ 326,107

OTHER ASSETS
Cash and cash equivalents	75,722	76,346
Other assets	79,449	79,449

	$ 470,896	$ 481,902

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	308,771	299,338

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 489,900 issued and outstanding	202,254	222,489
General Partner	(40,129)	(39,925)
	162,125	182,564
	$ 470,896	$ 481,902

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 6

	June 30, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 4,085,581	$ 4,002,172

OTHER ASSETS
Cash and cash equivalents	83,010	66,456
Other assets	-	-

	$ 4,168,591	$ 4,068,628

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	1,778,638	1,742,434

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 1,303,000 issued and outstanding	2,479,629	2,416,508
General Partner	(89,676)	(90,314)
	2,389,953	2,326,194
	$ 4,168,591	$ 4,068,628

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

	2003	2002

Income
Interest income	$ 2,310	$ 490
Miscellaneous income	19,407	4,986
	21,717	5,476

Share of income (loss) from Operating Partnerships(Note D)	1,745,781	(169,087)

Expenses
Professional fees	20,130	22,847
Partnership management fees (Note C)	176,292	216,048
General and administrative fees	8,819	10,696
	205,241	249,591

NET GAIN/(LOSS)	$ 1,562,257	$ (413,202)

Net income (loss) allocated to assignees	$ 1,546,634	$ (409,071)

Net income (loss) allocated to general partner	$ 15,623	$ (4,131)

Net income (loss) per BAC	$ .50	$ (.19)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 1

	2003	2002

Income
Interest income	$ 68	$ 28
Miscellaneous income	9,384	2,468
	9,452	2,496

Share of income (loss) from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	3,645	4,097
Partnership management fees (Note C)	34,028	43,286
General and administrative fees	1,566	1,451
	39,239	48,834

NET LOSS	$ (29,787)	$ (46,338)

Net loss allocated to assignees	$ (29,489)	$ (45,875)

Net loss allocated to general partner	$ (298)	$ (463)

Net loss per BAC	$ (.02)	$ (.03)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 2

	2003	2002

Income
Interest income	$ 8	$ 17
Miscellaneous income	1,023	2,198
	1,031	2,215

Share of income (loss) from Operating Partnerships(Note D)	(4,695)	(8,355)

Expenses
Professional fees	2,150	2,607
Partnership management fees	14,704	13,408
General and administrative fees	895	1,378
	17,749	17,393

NET LOSS	$ (21,413)	$ (23,533)

Net loss allocated to assignees	$ (21,199)	$ (23,298)

Net loss allocated to general partner	$ (214)	$ (235)

Net loss per BAC	$ (.03)	$ (.02)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 3

	2003	2002

Income
Interest income	$ 1,980	$ 31
Miscellaneous income	7,800	170
	9,780	201

Share of income (loss) from Operating Partnerships(Note D)	1,958,626	(43,198)

Expenses
Professional fees	5,250	5,702
Partnership management fees (Note C)	34,659	61,397
General and administrative expenses	2,997	2,911
	42,906	70,010

NET LOSS	$ 1,925,500	$ (113,007)

Net income (loss) allocated to assignees	$ 1,906,245	$ (111,877)

Net income (loss) allocated to general partner	$ 19,255	$ (1,130)

Net income (loss) per BAC	$ .66	$ (.04)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 4

	2003	2002

Income
Interest income	$ 19	$ 64
Miscellaneous income	-	150
	19	214

Share of income (loss) from Operating Partnerships(Note D)	(293,479)	(203,125)

Expenses
Professional fees	4,260	4,712
Partnership management fees (Note C)	55,617	62,721
General and administrative fees	2,026	2,726
	61,903	70,159

NET LOSS	$ (355,363)	$ (273,070)

Net loss allocated to assignees	$ (351,809)	$ (270,339)

Net loss allocated to general partner	$ (3,554)	$ (2,731)

Net loss per BAC	$ (.12)	$ (.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 5

	2003	2002

Income
Interest income	$ 112	$ 224
Miscellaneous income	1,200	-
	1,312	224

Share of income (loss) from Operating Partnerships(Note D)	(10,382)	(13,777)

Expenses
Professional fees	1,800	2,252
Partnership management fees (Note C)	9,043	9,157
General and administrative fees	526	953
	11,369	12,362

NET LOSS	$ (20,439)	$ (25,915)

Net loss allocated to assignees	$ (20,235)	$ (25,656)

Net loss allocated to general partner	$ (204)	$ (259)

Net loss per BAC	$ (.04)	$ (.05)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 6

	2003	2002

Income
Interest income	$ 123	$ 126
Miscellaneous income	-	-
	123	126

Share of income (loss) from Operating Partnerships(Note D)	95,711	99,368

Expenses
Professional fees	3,025	3,477
Partnership management fees (Note C)	28,241	26,079
General and administrative expenses	809	1,277
	32,075	30,833

NET INCOME	$ 63,759	$ 68,661

Net income allocated to assignees	$ 63,121	$ 67,974

Net income allocated to general partner	$ 638	$ 687

Net income per BAC	$ .05	$ .05

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three Months Ended June 30,
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2003	$(1,369,919)	$ (872,334)	$(2,242,253)

Net income (loss)	1,546,634	15,623	1,562,257

Partners' capital (deficit), June 30, 2003	$ 176,715	$ (856,711)	$ (679,996)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three Months Ended June 30,
(Unaudited)

	Assignees	General Partner	Total
Series 1
Partners' capital (deficit) April 1, 2003	$(2,050,790)	$ (135,083)	$(2,185,873)

Net income (loss)	(29,489)	(298)	(29,787)

Partners' capital (deficit) June 30, 2003	$(2,080,279)	$ (135,381)	$(2,215,660)

Series 2
Partners' capital (deficit) April 1, 2003	$ (21,707)	$ (70,262)	$ (91,969)

Net income (loss)	(21,199)	(214)	(21,413)

Partners' capital (deficit) June 30, 2003	$ (42,906)	$ (70,476)	$ (113,382)

The accompanying notes are an integral part of these statements.

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three Months Ended June 30,
(Unaudited)

	Assignees	General Partner	Total
Series 3
Partners' capital (deficit) April 1, 2003	$(2,789,878)	$ (282,639)	$(3,072,517)

Net income (loss)	1,906,245	19,255	1,925,500

Partners' capital (deficit) June 30, 2003	$ (883,633)	$ (263,384)	$(1,147,017)

Series 4
Partners' capital (deficit) April 1, 2003	$ 853,459	$ (254,111)	$ 599,348

Net income (loss)	(351,809)	(3,554)	(355,363)

Partners' capital (deficit), June 30, 2003	$ 501,650	$ (257,665)	$ 243,985

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three Months Ended June 30,
(Unaudited)

	Assignees	General Partner	Total
Series 5
Partners' capital (deficit) April 1, 2003	$ 222,489	$ (39,925)	$ 182,564

Net income (loss)	(20,235)	(204)	(20,439)

Partners' capital (deficit), June 30, 2003	$ 202,254	$ (40,129)	$ 162,125

Series 6
Partners' capital (deficit) April 1, 2003	$ 2,416,508	$ (90,314)	$ 2,326,194

Net income (loss)	63,121	638	63,759

Partners' capital (deficit), June 30, 2003	$ 2,479,629	$ (89,676)	$ 2,389,953

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS
Three Months Ended June 30,
(Unaudited)

	2003	2002
Cash flows from operating activities:

Net Income (Loss)	$ 1,562,257	$ (413,202)
Adjustments
Distributions from Operating Partnerships	12,303	3,294
Amortization	-	-
Share of (Income) Loss from Operating Partnerships	(1,745,781)	169,087
Changes in assets and liabilities
Increase (Decrease) in accounts payable affiliates	228,390	256,350
Decrease (Increase) in other assets	(9,998)	30,967

Net cash (used in) provided by operating activities	47,171	46,496

Cash flows from investing activity:

Proceeds from sale of operating Limited partnerships:	1,973,926	-

Net cash (used in) provided by investing activity	1,973,926	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,021,097	46,496

Cash and cash equivalents, beginning	217,560	186,922

Cash and cash equivalents, ending	$ 2,238,657	$ 233,418

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 1

	2003	2002
Cash flows from operating activities:

Net Income (Loss)	$ (29,787)	$ (46,338)
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	-	-
Share of (Income) Loss from Operating Partnerships	-	-
Changes in assets and liabilities
Increase (Decrease) in accounts payable affiliates	42,563	46,992
Decrease (Increase) in other assets	-	38,944

Net cash (used in) provided by operating activities	12,776	39,598

Cash flows from investing activity:

Proceeds from sale of operating Limited partnerships:	-	-

Net cash (used in) provided by investing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,776	39,598

Cash and cash equivalents, beginning	46,413	7,706

Cash and cash equivalents, ending	$ 59,189	$ 47,304

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 2

	2003	2002
Cash flows from operating activities:

Net Income (Loss)	$ (21,413)	$ (23,533)
Adjustments
Distributions from Operating Partnerships	-	(2)
Amortization	-	-
Share of (Income) Loss from Operating Partnerships	4,695	8,355
Changes in assets and liabilities
Increase (Decrease) in accounts payable affiliates	17,176	18,665
Decrease (Increase) in other assets	-	-

Net cash (used in) provided by operating activities	458	3,485

Cash flows from investing activity:

Proceeds from sale of operating Limited partnerships:	-	-

Net cash (used in) provided by investing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	458	3,485

Cash and cash equivalents, beginning	4,541	6,538

Cash and cash equivalents, ending	$ 4,999	$ 10,023

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 3

	2003	2002
Cash flows from operating activities:

Net Income (Loss)	$ 1,925,500	$ (113,007)
Adjustments
Distributions from Operating Partnerships	1	(1)
Amortization	-	-
Share of (Income) Loss from Operating Partnerships	(1,958,626)	43,198
Changes in assets and liabilities
Increase (Decrease) in accounts payable affiliates	65,187	73,901
Decrease (Increase) in other assets	(8,200)	(3,700)

Net cash (used in) provided by operating activities	23,862	391

Cash flows from investing activity:

Proceeds from sale of operating Limited partnerships:	1,973,926	-

Net cash (used in) provided by investing activity	1,973,926	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,997,788	391

Cash and cash equivalents, beginning	9,099	11,378

Cash and cash equivalents, ending	$ 2,006,887	$ 11,769

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 4

	2003	2002
Cash flows from operating activities:

Net Income (Loss)	$ (355,363)	$ (273,070)
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	-	-
Share of (Income) Loss from Operating Partnerships	293,479	203,125
Changes in assets and liabilities
Increase (Decrease) in accounts payable affiliates	57,827	69,618
Decrease (Increase) in other assets	(1,798)	(4,277)

Net cash (used in) provided by operating activities	(5,855)	(4,604)

Cash flows from investing activity:

Proceeds from sale of operating Limited partnerships:	-	-

Net cash (used in) provided by investing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,855)	(4,604)

Cash and cash equivalents, beginning	14,705	23,212

Cash and cash equivalents, ending	$ 8,850	$ 18,608

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 5

	2003	2002
Cash flows from operating activities:

Net Income (Loss)	$ (20,439)	$ (25,915)
Adjustments
Distributions from Operating Partnerships	-	(2)
Amortization	-	-
Share of (Income) Loss from Operating Partnerships	10,382	13,777
Changes in assets and liabilities
Increase (Decrease) in accounts payable affiliates	9,433	9,432
Decrease (Increase) in other assets	-	-

Net cash (used in) provided by operating activities	(624)	(2,708)

Cash flows from investing activity:

Proceeds from sale of operating Limited partnerships:	-	-

Net cash (used in) provided by investing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(624)	(2,708)

Cash and cash equivalents, beginning	76,346	90,595

Cash and cash equivalents, ending	$ 75,722	$ 87,887

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 6

	2003	2002
Cash flows from operating activities:

Net Income (Loss)	$ 63,759	$ 68,661
Adjustments
Distributions from Operating Partnerships	12,302	3,299
Amortization	-	-
Share of (Income) Loss from Operating Partnerships	(95,711)	(99,368)
Changes in assets and liabilities
Increase (Decrease) in accounts payable affiliates	36,204	37,742
Decrease (Increase) in other assets	-	-

Net cash (used in) provided by operating activities	16,554	10,334

Cash flows from investing activity:

Proceeds from sale of operating Limited partnerships:	-	-

Net cash (used in) provided by investing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,554	10,334

Cash and cash equivalents, beginning	66,456	47,493

Cash and cash equivalents, ending	$ 83,010	$ 57,827

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS
June 30, 2003

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
June 30, 2003
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of June 30, 2003 and for the three months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Partnership in acquiring the investments in Operating Partnerships are capitalized to the investment account. The Partnership's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's Annual Report on Form 10-K.

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings LP, Boston Capital Partners, Inc. and Boston Capital Asset Management Limited Partnership.

Accounts payable - affiliates at June 30, 2003 and 2002 represents accrued general and administrative expenses, accrued partnership management fees, and advances from an affiliate of the general partner, which are payable to Boston Capital Holdings LP, and Boston Capital Asset Management Limited Partnership.

General and administrative expenses incurred by Boston Capital Holdings LP, and Boston Capital Asset Management Limited Partnership were charged to each series' operations for the quarters ended June 30, 2003 and 2002 as follows:

	2003	2002
Series 1	$ 137	$ 1,162
Series 2	338	1,174
Series 3	365	2,266
Series 4	411	2,151
Series 5	77	1,590
Series 6	137	1,034

	$ 1,465	$ 9,377

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2003
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

An annual partnership management fee based on .375 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. Since reporting fees collected by the series were added to reserves and not paid to Boston Capital Asset Management LP, the amounts accrued are not net of reporting fees received. The partnership management fee accrued for the quarters ended June 30, 2003 and 2002 are as follows:

	2003	2002
Series 1	$ 42,426	$ 45,216
Series 2	16,836	16,836
Series 3	56,294	67,497
Series 4	55,617	62,721
Series 5	9,429	9,429
Series 6	36,069	36,069

	$216,671	$237,768

As of June 30, 2003, an affiliate of the general partner advanced a total of $739,568 to the Partnership to pay certain operating expenses of the Partnership, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. A total of $10,000 was advanced during the quarter ended June 30, 2003. Below is a summary, by series, of the total advances made to date.

2003
Series 1	$ 90,810
Series 2	70,000
Series 3	226,778
Series 4	351,980

$739,568

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships.

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
June 30, 2003

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At June 30, 2003 and 2002, the Partnership had limited partnership interests in one hundred and one Operating Partnerships which own operating apartment complexes as follows: eighteen in Series 1; eight in Series 2; thirty-one in Series 3; twenty-four in Series 4; five in Series 5; and fifteen in Series 6.

Under the terms of the Partnership's investment in each Operating Partnership, the Partnership was required to make capital contributions to such Operating Partnerships. These contributions were payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. At June 30, 2003 and 2002, all capital contributions had been paid.

The Partnership's fiscal year ends March 31 of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the Three Months ended March 31, 2003.

The combined unaudited summarized statements of operations of the Operating Partnerships for the three months ended March 31, 2003 and 2002 are as follows:

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS
June 30, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months ended March 31,
(Unaudited)

Series 1

	2003	2002

Revenues
Rental	$ 1,337,332	$ 1,288,422
Interest and other	78,162	63,792

	1,415,494	1,352,214

Expenses
Interest	315,031	290,966
Depreciation and amortization	431,650	231,239
Operating expenses	1,102,157	1,156,614
	1,848,838	1,678,819

NET LOSS	$ (433,344)	$ (326,605)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership	$ -	$ -

Net loss allocated to other Partners	$ (4,333)	$ (3,266)

Net loss suspended	$ (429,011)	$ (323,339)

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
June 30, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months ended March 31,
(Unaudited)

Series 2

	2003	2002

Revenues
Rental	$ 477,028	$ 394,432
Interest and other	19,072	93,567

	496,100	487,999

Expenses
Interest	70,224	116,437
Depreciation and amortization	98,001	108,788
Operating expenses	363,302	299,810
	531,527	525,035

NET LOSS	$ (35,427)	$ (37,036)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership	$ (4,695)	$ (8,355)

Net loss allocated to other Partners	$ (354)	$ (370)

Net loss suspended	$ (30,378)	$ (28,311)

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
June 30, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months ended March 31,

(Unaudited)

Series 3
	2003	2002

Revenues
Rental	$ 1,794,576	$ 2,139,900
Interest and other	52,241	71,483

	1,846,817	2,211,383

Expenses
Interest	461,534	583,265
Depreciation and amortization	580,262	609,947
Operating expenses	1,317,984	1,498,565
	2,359,780	2,691,777

NET LOSS	$ (512,963)	$ (480,394)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership	$ (15,300)	$ (43,198)

Net loss allocated to other partners	$ (5,130)	$ (4,804)

Net loss suspended	$ (492,533)	$ (432,392)

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
June 30, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months ended March 31,
(Unaudited)

Series 4

	2003	2002

Revenues
Rental	$ 1,744,760	$ 1,718,201
Interest and other	67,683	76,276

	1,812,443	1,794,477

Expenses
Interest	524,796	529,309
Depreciation and amortization	497,892	458,960
Operating expenses	1,268,192	1,158,945
	2,290,880	2,147,214

NET LOSS	$ (478,437)	$ (352,737)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership	$ (293,479)	$ (203,125)

Net loss allocated to other Partners	$ (4,784)	$ (3,527)

Net loss suspended	$ (180,174)	$ (146,085)

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
June 30, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months ended March 31,
(Unaudited)

Series 5
	2003	2002

Revenues
Rental	$ 205,671	$ 196,827
Interest and other	14,153	42,458

	219,824	239,285

Expenses
Interest	29,154	57,290
Depreciation and amortization	58,375	58,669
Operating expenses	185,831	151,616
	273,360	267,575

NET LOSS	$ (53,536)	$ (28,290)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership	$ (10,382)	$ (13,777)

Net loss allocated to other Partners	$ (535)	$ (283)

Net loss suspended	$ (42,619)	$ (14,230)

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
June 30, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months ended March 31,
(Unaudited)

Series 6
	2003	2002

Revenues
Rental	$ 1,154,315	$ 1,149,978
Interest and other	43,232	58,798

	1,197,547	1,208,776

Expenses
Interest	224,753	264,799
Depreciation and amortization	304,610	291,908
Operating expenses	703,569	640,515
	1,232,932	1,197,222

NET INCOME (LOSS)	$ (35,385)	$ 11,554

Net income (loss) allocated to Boston Capital Tax Credit Fund Limited Partnership	$ 95,711	$ 99,368

Net income (loss) allocated to other Partners	$ (354)	$ 116

Net loss suspended	$ (130,742)	$ (87,930)

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

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS - CONTINUED

June 30, 2003
(Unaudited)

NOTE E - TAXABLE LOSS

The Partnership's taxable loss for the year ended December 31, 2003 is expected to differ from its loss for financial reporting purposes for the year ended March 31, 2004. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods. No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners and assignees individually.

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

The Partnership is currently accruing the annual partnership management fee. Partnership management fees accrued during the quarter ended June 30, 2003 were $216,671 and total partnership management fees accrued as of June 30, 2003 were $10,430,493. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Partnership receives sales or refinancing proceeds from Operating Partnerships, which will be used to satisfy such liabilities.

The Partnership has also recorded other payables to affiliates of $933,415. The amount consists of advances to pay certain third party operating expenses of the Partnership, advances and/or loans to Operating Partnerships, and accrued overhead allocations. The breakout between series are: $117,488 in series 1, $104,717 in series 2, $289,864 in series 3, $398,066 in series 4, none in series 5, and $23,280 in series 6. These and any future advances or accruals will be paid, without interest, from available cash flow, reporting fees, or proceeds of sales or refinancing of the Partnership's interest in Operating Partnerships.

Capital Resources

The Partnership offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on August 29, 1988. The Partnership received and accepted subscriptions for $97,746,940 representing 9,800,600 BACs from investors admitted as BAC Holders in Series 1 through Series 6 of the Partnership. Offers and sales of BACs in Series 1 through Series 6 of the Partnership were completed and the last of the BACs in Series 6 were issued by the Partnership on September 29, 1989. At June 30, 2003 and 2002 the Partnership had limited partnership equity interests in 101 and 103 Operating Partnerships, respectively.

As of June 30, 2003 the Partnership had $2,238,657 remaining in cash and cash equivalents. Below is a table, which provides, by series, the equity raised, number of BACs sold, final date BACs were offered, number of properties acquired, and cash and cash equivalents. $1,973,926 of Series 3 cash and cash equivalents represent proceeds from the sale of two Operating Partnerships during the quarter ended June 30, 2003.
Series	Equity	BACs	Final Close Date	Number of Properties	Proceeds Remaining
1	$12,999,000	1,299,900	12/18/88	18	$ 59,189
2	8,303,000	830,300	03/30/89	8	4,999
3	28,822,000	2,882,200	03/14/89	31	2,006,887
4	29,788,160	2,995,300	07/07/89	24	8,850
5	4,899,000	489,900	08/22/89	5	75,722
6	12,935,780	1,303,000	09/29/89	15	83,010

	$97,746,940	9,800,600		101	$2,238,657

Results of Operations

At June 30, 2003 and 2002 the Partnership held limited partnership interests in 101 and 103 Operating Partnerships, respectively. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

The Partnership incurs an annual partnership management fee to the General Partner and/or its affiliates in an amount equal to 0.375% of the aggregate cost of the Apartment Complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid by the Operating Partnerships. The annual partnership management fee is currently being accrued. It is anticipated that outstanding fees will be repaid from sale or refinancing proceeds. The annual partnership management fee charged to operations for the quarters ended June 30, 2003 and 2002, net of reporting fees received were $176,292 and $216,048, respectively.

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

Series 1

As of June 30, 2003 and 2002, the average Qualified Occupancy for the series was 100%. The series had a total of 18 properties at June 30, 2003, all of which were at 100% Qualified Occupancy.

For the three months being reported, the series reflects a net loss from Operating Partnerships of $433,344. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect negative operations of $1,694.

Genesee Commons Associates (River Park Commons) and Kingston Property Associates (Broadway East Townhouses) have incurred operating deficits as a result of weak occupancy. Both Operating Partnerships have verbal forbearance agreement in place allowing the properties to pay minimal mortgage payments while continuing to accrue all interest payments due. Both properties also received loans from the state housing agency, which were used to complete rehabilitation work. Historically Kingston Property Associates has operated with an occupancy level below 80%. However, operations at this property have improved with a 2002 average 12 month occupancy level of 91%, and the first and second quarter 2003 average occupancy levels of 93.44% and 91% respectively. The operations at Genesee Commons Associates remain weak with an occupancy level consistent with prior years. The first and second quarter 2003 average occupancy levels were 78% and 74% respectively. Both properties continue to work with local and state agencies to locate qualified residents. Also, the properties have developed a referral system with local non-profit agencies and churches. The properties have not made the minimum debt service payments as outlined in the forbearance agreements since 1997. At this time the mortgage holders for each of these two properties have not taken any adverse action. The Operating General Partner met with the lenders for both properties, and reports that the meeting was successful, receiving verbal assurances that the mortgage holders would not foreclose on the properties prior to the end of the compliance period. The 15 year compliance period for Kingston Property Associates ended December 31, 2002. The compliance period for Genesee Commons ends on December 31, 2003. This being the case, The Investment General Partner has commenced discussions with the Operating General Partner and the mortgage lenders to determine the options available to the Partnerships. The Investment General Partner will continue to monitor the situation closely.

Series 2

As of June 30, 2003 and 2002, the average Qualified Occupancy for the series was 100%. The series had a total of eight properties at June 30, 2003, all of which were at 100% Qualified Occupancy.

For the three months being reported the series reflects a net loss from the Operating Partnerships of $35,427. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $62,574.

Annadale Housing Partners (Annadale Apartments) has historically reported net losses due to operational issues associated with the property.  As a result of efforts by the management company operations have improved significantly. Rental increases combined with improved collections, increased rental revenues by $96,611 (9.8%) in 2002. Expenses (specifically maintenance) saw increases in 2002. This is in part due to required repairs mandated by the Housing Agency as a result of a site inspection done at the site in 2002. Another factor affecting maintenance costs are the provisions of the loan agreements, which stipulate that the Partnership must spend a minimum of $55,000 per year on capital improvements, with the funding coming from operations. As a result of the increased rental revenues, the property operated at breakeven despite the increased expenses. A welfare tax exemption was approved in 2001, and the Partnership received a refund of $29,982 in January 2002. Occupancy averaged 88.29% in 2002, however, occupancy dropped to 86% in December, and has averaged only 82.21% through the second quarter of 2003. The majority of the vacancies are in the elderly designated units. Management is trying to broaden the scope of advertising to attract more potential residents to the site. Although operations have demonstrated significant improvements, we will continue to monitor this Partnership until occupancy increases and stabilizes.

Series 3.

As of June 30, 2003 and 2002, the average Qualified Occupancy for the series was 100% and 99.9%, respectively. The series had a total of 31 properties at June 30, 2003, all of which were at 100% Qualified Occupancy.

For the three months being reported series reflects a net loss from the Operating Partnerships of $512,963. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $67,299. The increase in net income per BAC reported in the current year is primarily the result of income reported from the sale of two Operating Partnerships in the current quarter. Additional information on the sale of the partnerships are provided below.

The Investment General Partner continues to monitor the operations of Lincoln Hotel Associates (Lincoln Apartments) in an effort to improve the overall operations of the Partnership. Physical occupancy through the second quarter of 2003 averaged 100%. The stable occupancy, along with expense reductions, has resulted in improved operations. The mortgage is current under the terms of a forbearance agreement. The taxes, insurance and payables are current. The Operating General Partner recently completed negotiations to replace management with a not-for-profit entity who is interested in assuming the ownership of the Partnership once the tax credit compliance period has expired. A purchase option has been executed and recorded. Additionally, negotiations with the lender to restructure the debt continue and are expected to be completed during the third quarter of 2003.

In an attempt to capitalize on the strong California real estate market the Operating General Partner of California Investors VI (Orchard Park) entered into an agreement to sell the property and the transaction closed in June 2003. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period and also to provide a recapture bond to avoid the recapture of the tax credits that have been taken. Sale proceeds due to Boston Capital Tax Credit Fund I-Series 3 (BCTC I) and Boston Capital Tax Credit Fund III-Series 17 (BCTC III) after repayment of advances made to the Operating Partnership are $408,835 and $28,682, respectively. Of the proceeds received it is estimated that approximately $352,768 and $24,749, provided that these are the actual amounts to be distributed, the per BAC distribution will be .122 and .005 for Series 3 and 17, respectively, will be returned to the investors. The amounts for each series, while different in actual dollars, represent the same percentage of return to each Investment Partnership. The remaining total of $60,000 is anticipated to be paid to Boston Capital Asset Management Limited Partnership (BCAMLP) for fees and expenses related to the sale. The total returned to the investors will be distributed based on the number of BACs held by each investor at the time of the sale. The breakdown of the amount to be paid to BCAMLP is as follows: $10,000 represents reimbursement of expenses incurred related to sale, which includes but is not limited to due diligence, legal and mailing costs; $50,000 represents a fee for overseeing and managing the disposition of the property. Since the Investment in Operating Partnership balance of California Investors VI for Series 3 was not equal to the sale proceeds received by the series, Series 3 recorded a gain on the sale of the Operating Partnership of $408,835.

In an attempt to capitalize on the strong California real estate market the Operating General Partner of Hidden Cove Apartments (Hidden Cove) entered into an agreement to sell the property and the transaction closed in May 2003. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period and also to provide a recapture bond to avoid the recapture of the tax credits that have been taken. Sale proceeds due to Boston Capital Tax Credit Fund I-Series 3 (BCTC I) and Boston Capital Tax Credit Fund III-Series 15 (BCTC III) are $1,710,981 and $148,373, respectively. The majority of the sale proceeds were received by the Investment Partnerships in May 2003, however the Operating General Partner is currently holding $158,542 of the total sale proceeds until the Operating Partnership entity has been dissolved. Of the proceeds received and to be received, it is estimated that approximately $1,379,018 and $119,586, provided that these are the actual amounts to be distributed, the per BAC distribution will be .478 and .031 for Series 3 and 15, respectively, will be returned to the investors. The amounts for each series, while different in actual dollars, represent the same percentage of return to each Investment Partnership. The remaining total of $360,750 is anticipated to be paid to Boston Capital Asset Management Limited Partnership (BCAMLP) for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The total returned to the investors will be distributed based on the number of BACs held by each investor at the time of the sale. The breakdown of the amount to be paid to BCAMLP is as follows: $10,000 represents reimbursement of expenses incurred related to sale, which includes but is not limited to due diligence, legal and mailing costs; $50,000 represents a fee for overseeing and managing the disposition of the property; and $300,750 represents a partial payment of outstanding Asset Management Fees due to BCAMLP. Since the Investment in Operating Partnerships balances of Hidden Cove for Series 3 and Series 15 were not equal to the sale proceeds received by each series, Series 3 and Series 15 recorded gains on the sale of the Operating Partnership of $1,710,981 and $82,207, respectively.

Central Parkway Towers (Central Parkway Towers) average occupancy decreased to 64% through June 2003 as compared to 2002's average occupancy of 75%. The Management Company continues to work with the City of Cincinnati, the State of Ohio as well as local non-profit agencies to expand tenant referrals and housing contracts. However, the City of Cincinnati has canceled support programs previously utilized by the property and the overall financial position has deteriorated as a result of the decrease in occupancy. The Operating General Partner has formally requested a release from his obligations as the General Partner and property manager. Several alternative management companies are being interviewed and one is expected to be selected in the third quarter. In the meantime, the Operating General Partner continues to pursue public and private support and involvement in the property.

Series 4

As of June 30, 2003 and 2002, the average Qualified Occupancy for the series was 100%. The series had a total of 24 properties at June 30, 2003, all of which were at 100% Qualified Occupancy.

For the three months being reported the series reflects a net loss from the Operating Partnerships of $478,437. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $19,455.

Central Parkway Towers (Central Parkway Towers) average occupancy decreased to 64% through June 2003 as compared to 2002's average occupancy of 75%. The Management Company continues to work with the City of Cincinnati, the State of Ohio as well as local non-profit agencies to expand tenant referrals and housing contracts. However, the City of Cincinnati has canceled support programs previously utilized by the property and the overall financial position has deteriorated as a result of the decrease in occupancy. The Operating General Partner has formally requested a release from his obligations as the General Partner and property manager. Several alternative management companies are being interviewed and one is expected to be selected in the third quarter. In the meantime, the Operating General Partner continues to pursue public and private support and involvement in the property.

Operations at Van Dyck Estates XVI-A, A California L.P. (Van Dyck Estates XVI-A) have improved while maintaining high occupancy. Occupancy averaged 97% in 2002, and has increased to 100% through the second quarter of 2003. Rent increases implemented in January 2002 benefited operations, as rental revenues increased by $12,279 (11%) in 2002. Operating expenses, particularly maintenance costs increased in 2002 and as a result the property is operating below breakeven. The Partnership filed for a welfare tax exemption. The Operating General Partner is waiting to hear from the state. Due to the improvement in operations demonstrated in years 2000 and 2001, plus the commitment from the new Operating General Partner, a previous Going Concern opinion was removed in 2001. This Partnership will continue to be monitored until expenses have stabilized, and the welfare tax exemption is in place.

Pedcor Investments 1988-VI, Limited Partnership, located in Indianapolis, Indiana, operated at a cash flow deficit in 2002, but operated above breakeven during the first and second quarters of 2003. The main reason for the cash expenditure in 2002 was its low occupancy, which averaged 91% but fell below 90% for 4 months during the year. Occupancy averaged 95% for the first quarter of 2003 and 90% for the second quarter. During the first and second quarters of 2003, the property generated cash. Also, the property's expenses, though in line with state averages, were much higher than were originally underwritten; rent levels were also underwritten at a higher level than they were in 2002. Consequently, the property needs to maintain high occupancy in order to cash flow at the present expense levels. The management company believes the property will continue to stay highly occupied and generate cash during the entire year of 2003. Last, the property's mortgage, taxes and insurance were all current as of July 30, 2003

Auburn Trace Limited (Auburn Trace) is a 256 unit property located in Delray Beach, Florida, that operated below breakeven in 2002. The primary cause of the negative cash flow was due to high operating expenses. At the end of the second quarter 2003, the property is still experiencing negative cash flow. As a result of the negative cash flow, working capital is insufficient to cover trade accounts payable, which are now delinquent and the replacement reserve is under funded. Physical occupancy has been consistently strong at the property since inception, and is currently at 98% as of June 30, 2003. The General Partner is attempting to reduce operating expenses primarily in the areas of administration and maintenance. The Investment Limited Partner will work with the Operating General Partner to develop a plan to reduce operating expenses and stabilizes the property. The mortgage and property taxes, property insurance are current. The Operating General Partner continues to fund operating deficits.

Series 5

As of June 30, 2003 and 2002, the average Qualified Occupancy for the series was 100%. The series had a total of five properties at June 30, 2003, all of which were at 100% Qualified Occupancy.

For the three months being reported the series reflects a net loss from the Operating Partnerships of $53,536. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $4,839.

Annadale Housing Partners (Annadale Apartments) has historically reported net losses due to operational issues associated with the property.  As a result of efforts by the management company operations have improved significantly. Rental increases combined with better rent collections, increased rental revenues by $96,611 in 2002. Expenses (particularly maintenance) increased in 2002. This is in part due to required repairs mandated by the Housing Agency as a result of a site inspection done during 2002. Another factor affecting maintenance costs are the provisions of the loan agreements, which stipulate that the Partnership must spend a minimum of $55,000 per year on capital improvements, with the funding coming from operations. As a result of the increased rental revenues, the property operated at breakeven despite the increased expenses. A welfare tax exemption was approved in 2001, and the Partnership received a refund of $29,982 in January 2002. Occupancy averaged 88.29% in 2002, however occupancy dropped to 86% in December, and has averaged only 82.21% through the second quarter of 2003. The majority of the vacancies are in the elderly designated units. Management is trying to broaden the scope of advertising to attract more potential residents to the site. Although operations have demonstrated significant improvements, the Investment Partnership will continue to monitor this Partnership until occupancy increases and stabilizes.

TKO Investment Properties V (Heather Ridge Apartments) is a 56-unit family property located in Redding, CA. Occupancy averaged 99.70% in 2002 and 100% for the first half of 2003, however low rental rates are causing the property to operate below breakeven. The property was originally rehabilitated in 1988. To remain competitive with the newer apartment communities in the area, rents are well below the allowable tax credit rents. Payables increased due to the lack of available cash. The Investment General partner will closely monitor this property until it generates cash flow.

Series 6

As of June 30, 2003 and 2002, the average Qualified Occupancy for the series was 100%. The series had a total of 15 properties at June 30, 2003, all of which were at 100% Qualified Occupancy.

For the three months being reported the series reflects a net loss from the Operating Partnerships of $35,385. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of 269,225.

Socorro Properties, Limited Partnership, located in Socorro, New Mexico, operated below breakeven during the second quarter of 2003. The primary reason for its negative cash flow is low occupancy, which averaged 74% for the quarter. Turnover has been a problem at the property. As of late July, the property has six approved move-ins. The property is allocating additional resources to get units ready and back on-line as quickly as possible. They are expecting to fill six of the nine vacant units by August 31, 2003. This will bring the occupancy up to 90%.

The Operating General Partner of the Partnership Sherburne Housing Redevelopment Company has negotiated a sale of its General Partner interest. In addition to the transfer of Operating General Partner interest, an exit strategy has been put in place that will allow for the sale of the Investment Limited Partner interest to the new Operating General Partner at the end of the 15-year tax credit compliance period. It is anticipated that this transaction will be finalized within the third quarter of 2003 pending receipt of all required agency approvals.

Auburn Trace Limited is a 256 unit property located in Delray Beach, Florida, that operated below breakeven in 2002. The primary cause of the negative cash flow was high operating expenses. As a result of the negative cash flow, working capital is insufficient to cover trade accounts payable, which are now delinquent additionally the replacement reserve is under funded. The Operating General Partner is attempting to reduce operating expenses, primarily in the areas of administration and maintenance. Physical occupancy has been consistently strong at the property since inception, and is currently at 97% as of April 30, 2003. The Investment General Partner will work with the Operating General Partner to develop a plan to reduce operating expenses and stabilize the property. The mortgage and property taxes, property insurance are current. The Operating General Partner continues to fund operating deficits.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires the Partnership to make certain estimates and assumptions. A summary of significant accounting policies is provided in Note A to the financial statements. The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of Partnership's financial condition and results of operations. The Partnership believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the financial statements.

The Partnership accounts for its investment in local partnerships in accordance with the equity method of accounting since the Partnership does not control the operations of an Operating Partnership.

If the book value of Partnership's investment in an Operating Partnership exceeds the estimated value derived by management, the Partnership reduces its investment in any such Operating Partnership and includes such reduction in equity in loss of investment in operating partnerships.

Item 3	Quantitative and Qualitative Disclosure About Market Risk

Not Applicable

Item 4	Controls & Procedures

	(a)	Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the date of this report, the Partnership's Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Partnership's "disclosure controls and procedures" as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15(d)-14(c). Based on that evaluation, the Partnership's Chief Executive Officer and Principal Financial Officer have concluded that as of the date of the evaluation, the Partnership's disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Partnership required to be included in the Partnership's periodic SEC filings.

	(b)	Changes in Internal Controls

There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls subsequent to the date of that evaluation.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Changes in Securities

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a)Exhibits

99 (a) Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2003, filed herein

99 (b) Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2003, filed herein

(b)Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities

Exchange Act of 1934, the Partnership has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund Limited Partnership

	By:	Boston Capital Associates Limited Partnership, General Partner

	By:	BCA Associates Limited Partnership, General Partner

	By:	C&M Management, Inc., General Partner

Date:

August 20, 2003	By:/s/ John P. Manning
John P. Manning

I, John P. Manning, certify that:

  I have reviewed this quarterly report on Form 10-Q of Boston Capital Tax Credit Fund Limited Partnership (the "Partnership");

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

  The Partnership's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

  designed such disclosure controls and procedures to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  evaluated the effectiveness of the Partnership's disclosure controls and procedures as of a date (the "Evaluation Date") within 45 days prior to the filing date of this quarterly report; and

  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The Partnership's other certifying officer and I have disclosed, based on our most recent evaluation, to the Partnership's auditors and the audit committee of the Partnership's board of directors (or persons performing the equivalent function):

  all significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

  any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls; and

  The Partnership's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: August 20, 2003	/s/ John P. Manning
John P. Manning
Director, President
(Principal Executive
Officer), C&M
Management Inc.;

I, Marc Teal, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Boston Capital Tax Credit Fund Limited Partnership (the "Partnership");

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

  The Partnership's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

  designed such disclosure controls and procedures to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  evaluated the effectiveness of the Partnership's disclosure controls and procedures as of a date (the "Evaluation Date") within 45 days prior to the filing date of this quarterly report; and

  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The Partnership's other certifying officer and I have disclosed, based on our most recent evaluation, to the Partnership's auditors and the audit committee of the Partnership's board of directors (or persons performing the equivalent function):

  all significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

  any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls; and

  The Partnership's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: August 20, 2003	/s/ Marc N. Teal
Marc N. Teal, Chief Financial Officer