Form 10-Q
period 2003-09-30
BOSTON CAPITAL TAX CREDIT FUND LTD PARTNERSHIP
filed 2003-11-20
CIK 835095

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended September 30, 2003

                                             or

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

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2003

TABLE OF CONTENTS

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

Statements of Operations 18

Six Months Operations Series 1 *9

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

Note C Related Party Transactions 37

Note D Investments 39

BOSTON CAPITAL TAX CREDIT FUND LIMITED PARTNERSHIP

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2003

TABLE OF CONTENTS (CONTINUED)

Statement of operation

Combined Statements Series 1 40

Combined Statements_Series 2 41

Combined Statements Series 3 42

Combined Statements Series 4 43

Combined Statements Series 5 44

Combined Statements Series 6 45

Note E Taxable Loss 46

Liquidity 47

Capital Resources 47

Results of Operations 48

Critical_Accounting_Policies 55

Quantitative_and_Qualitative 55

Controls_and_Procedures 55

Part II Other Information 56

Signatures 57

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

	September 30, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 7,551,469	$ 7,834,024

OTHER ASSETS
Cash and cash equivalents	2,109,316	217,560
Other assets	913,596	842,013

	$ 10,574,381	$ 8,893,597

LIABILITIES

Accounts payable affiliates (note C)	$ 11,320,583	$ 11,135,850

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 9,800,600 issued and outstanding	111,172	(1,369,919)
General Partner	(857,374)	(872,334)
	(746,202)	(2,242,253)
	$ 10,574,381	$ 8,893,597

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 1

	September 30, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	54,594	46,413
Other assets	29,169	29,169

	$ 83,763	$ 75,582

LIABILITIES

Accounts payable affiliates (note C)	$ 2,329,787	$ 2,261,455

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 1,299,900 issued and outstanding	(2,110,339)	(2,050,790)
General Partner	(135,685)	(135,083)
	(2,246,024)	(2,185,873)
	$ 83,763	$ 75,582

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 2

	September 30, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 209,106	$ 218,512

OTHER ASSETS
Cash and cash equivalents	5,640	4,541
Other assets	481,838	481,838

	$ 696,584	$ 704,891

LIABILITIES

Accounts payable affiliates (note C)	$ 837,033	$ 796,860

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 830,300 issued and outstanding	(69,702)	(21,707)
General Partner	(70,747)	(70,262)
	(140,449)	(91,969)
	$ 696,584	$ 704,891

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 3

	September 30, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ 15,301

OTHER ASSETS
Cash and cash equivalents	1,722,810	9,099
Other assets	109,647	41,661

	$ 1,832,457	$ 66,061

LIABILITIES

Accounts payable affiliates (note C)	$ 2,993,320	$ 3,138,578

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 2,882,200 issued and outstanding	(897,341)	(2,789,878)
General Partner	(263,522)	(282,639)
	(1,160,863)	(3,072,517)
	$ 1,832,457	$ 66,061

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 4

	September 30, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 2,826,398	$ 3,271,932

OTHER ASSETS
Cash and cash equivalents	179,944	14,705
Other assets	213,493	209,896

	$ 3,219,835	$ 3,496,533

LIABILITIES

Accounts payable affiliates (note C)	$ 3,026,309	$ 2,897,185

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 2,995,300 issued and outstanding	451,695	853,459
General Partner	(258,169)	(254,111)
	193,526	599,348
	$ 3,219,835	$ 3,496,533

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 5

	September 30, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 317,029	$ 326,107

OTHER ASSETS
Cash and cash equivalents	67,732	76,346
Other assets	79,449	79,449

	$ 464,210	$ 481,902

LIABILITIES

Accounts payable affiliates (note C)	$ 318,198	$ 299,338

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 489,900 issued and outstanding	186,303	222,489
General Partner	(40,291)	(39,925)
	146,012	182,564
	$ 464,210	$ 481,902

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 6

	September 30, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 4,198,936	$ 4,002,172

OTHER ASSETS
Cash and cash equivalents	78,596	66,456
Other assets	-	-

	$ 4,277,532	$ 4,068,628

LIABILITIES

Accounts payable affiliates (note C)	$ 1,815,936	$ 1,742,434

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 1,303,000 issued and outstanding	2,550,556	2,416,508
General Partner	(88,960)	(90,314)
	2,461,596	2,326,194
	$ 4,277,532	$ 4,068,628

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

	2003		2002

Income
Interest income	$ 2,581		$ 540
Miscellaneous income	27,925		2,488
	30,506		3,028

Share of income (loss) from Operating Partnerships(Note D)	184,479	*	(152,858)

Expenses
Professional fees	59,737		44,644
Partnership management fees (Note C)	198,814		208,554
General and administrative fees	22,645		14,353
	281,196		267,551

NET INCOME (LOSS)	$ (66,211)		$ (417,381)

Net income (loss) allocated to assignees	$ (65,548)		$ (413,208)

Net income (loss) allocated to general partner	$ (663)		$ (4,173)

Net income (loss) per BAC	$ (.05)		$ (.04)

* Includes gain on sale of operating limited partnership of $51,586 and $175,000 for Series 3 and Series 4, respectivily.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 1

	2003	2002

Income
Interest income	$ 70	$ 88
Miscellaneous income	26,174	2,488
	26,244	2,576

Share of income (loss) from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	10,290	7,674
Partnership management fees (Note C)	42,426	33,897
General and administrative fees	3,893	1,980
	56,609	43,551

NET INCOME (LOSS)	$ (30,365)	$ (40,975)

Net income (loss) allocated to assignees	$ (30,061)	$ (40,565)

Net income (loss) allocated to general partner	$ (304)	$ (410)

Net income (loss) per BAC	$ (.02)	$ (.03)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 2

	2003	2002

Income
Interest income	$ 10	$ 24
Miscellaneous income	74	-
	84	24

Share of income (loss) from Operating Partnerships(Note D)	(4,711)	(13,733)

Expenses
Professional fees	7,760	6,074
Partnership management fees	12,270	16,836
General and administrative fees	2,409	1,709
	22,439	24,619

NET INCOME (LOSS)	$ (27,066)	$ (38,328)

Net income (loss) allocated to assignees	$ (26,795)	$ (37,945)

Net income (loss) allocated to general partner	$ (271)	$ (383)

Net income (loss) per BAC	$ (.03)	$ (.05)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 3

	2003		2002

Income
Interest income	$ 2,191		$ 31
Miscellaneous income	224		-
	2,415		31

Share of income (loss) from Operating Partnerships(Note D)	51,586	*	(47,190)

Expenses
Professional fees	12,330		8,574
Partnership management fees (Note C)	48,827		64,812
General and administrative expenses	6,691		4,094
	67,848		77,480

NET INCOME (LOSS)	$ (13,847)		$ (124,639)

Net income (loss) allocated to assignees	$ (13,709)		$ (123,393)

Net income (loss) allocated to general partner	$ (138)		$ (1,246)

Net income (loss) per BAC	$ (.01)		$ (.04)

*Includes gain on sale of operating limited partnership of $51,586.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 4

	2003		2002

Income
Interest income	$ 132		$ 50
Miscellaneous income	74		-
	206		50

Share of income (loss) from Operating Partnerships(Note D)	22,945	*	(138,382)

Expenses
Professional fees	12,733		9,574
Partnership management fees (Note C)	55,468		48,511
General and administrative fees	5,410		3,782
	73,611		61,867

NET INCOME (LOSS)	$ (50,460)		$ (200,199)

Net income (loss) allocated to assignees	$ (49,955)		$ (198,197)

Net income (loss) allocated to general partner	$ (505)		$ (2,002)

Net income (loss) per BAC	$ (.02)		$ (.07)

*Includes gain on sale of operating limited partnership of $175,000.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 5

	2003	2002

Income
Interest income	$ 82	$ 210
Miscellaneous income	74	-
	156	210

Share of income (loss) from Operating Partnerships(Note D)	1,304	(15,840)

Expenses
Professional fees	6,654	5,074
Partnership management fees (Note C)	9,204	9,429
General and administrative fees	1,718	1,107
	17,576	15,610

NET INCOME (LOSS)	$ (16,116)	$ (31,240)

Net income (loss) allocated to assignees	$ (15,955)	$ (30,928)

Net income (loss) allocated to general partner	$ (161)	$ (312)

Net income (loss) per BAC	$ (.03)	$ (.06)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 6

	2003	2002

Income
Interest income	$ 96	$ 137
Miscellaneous income	1,305	-
	1,401	137

Share of income (loss) from Operating Partnerships(Note D)	113,355	62,287

Expenses
Professional fees	9,970	7,674
Partnership management fees (Note C)	30,619	35,069
General and administrative expenses	2,524	1,681
	43,113	44,424

NET INCOME (LOSS)	$ 71,643	$ 18,000

Net income (loss) allocated to assignees	$ 70,927	$ 17,820

Net income (loss) allocated to general partner	$ 716	$ 180

Net income (loss) per BAC	$ .05	$ .01

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

	2003		2002

Income
Interest income	$ 4,893		$ 1,027
Miscellaneous income	47,332		7,474
	52,225		8,501

Share of income (loss) from Operating Partnerships(Note D)	1,930,260	*	(321,944)

Expenses
Professional fees	79,867		67,491
Partnership management fees (Note C)	375,105		424,605
General and administrative fees	31,462		25,047
	486,434		517,143

NET INCOME (LOSS)	$ 1,496,051		$ (830,586)

Net income (loss) allocated to assignees	$ 1,481,091		$ (822,280)

Net income (loss) allocated to general partner	$ 14,960		$ (8,306)

Net income (loss) per BAC	$ .45		$ (.08)

* Includes gain on sale of operating limited partnership of $2,025,512 and $175,000 for Series 3 and Series 4, respectivily.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,

(Unaudited)

Series 1

	2003	2002

Income
Interest income	$ 138	$ 115
Miscellaneous income	35,558	4,956
	35,696	5,071

Share of income (loss) from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	13,935	11,771
Partnership management fees (Note C)	76,454	77,183
General and administrative fees	5,458	3,431
	95,847	92,385

NET INCOME (LOSS)	$ (60,151)	$ (87,314)

Net income (loss) allocated to assignees	$ (59,549)	$ (86,441)

Net income (loss) allocated to general partner	$ (602)	$ (873)

Net income (loss) per BAC	$ (.05)	$ (.07)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 2

	2003	2002

Income
Interest income	$ 19	$ 41
Miscellaneous income	1,097	2,198
	1,116	2,239

Share of income (loss) from Operating Partnerships(Note D)	(9,406)	(22,088)

Expenses
Professional fees	9,910	8,681
Partnership management fees	26,974	30,244
General and administrative fees	3,306	3,087
	40,190	42,012

NET INCOME (LOSS)	$ (48,480)	$ (61,861)

Net income (loss) allocated to assignees	$ (47,995)	$ (61,242)

Net income (loss) allocated to general partner	$ (485)	$ (619)

Net income (loss) per BAC	$ (.06)	$ (.07)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 3

	2003		2002

Income
Interest income	$ 4,171		$ 62
Miscellaneous income	8,024		170
	12,195		232

Share of income (loss) from Operating Partnerships(Note D)	2,010,212	*	(90,387)

Expenses
Professional fees	17,580		14,276
Partnership management fees (Note C)	83,486		126,209
General and administrative expenses	9,687		7,006
	110,753		147,491

NET INCOME (LOSS)	$ 1,911,654		$ (237,646)

Net income (loss) allocated to assignees	$ 1,892,537		$ (235,270)

Net income (loss) allocated to general partner	$ 19,117		$ (2,376)

Net income (loss) per BAC	$ .66		$ (.08)

*Includes gain on sale of operating limited partnership of $2,025,512.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 4

	2003		2002

Income
Interest income	$ 151		$ 113
Miscellaneous income	74		150
	225		263

Share of income (loss) from Operating Partnerships(Note D)	(270,534)	*	(341,507)

Expenses
Professional fees	16,993		14,286
Partnership management fees (Note C)	111,084		111,232
General and administrative fees	7,436		6,507
	135,513		132,025

NET INCOME (LOSS)	$ (405,822)		$ (473,269)

Net income (loss) allocated to assignees	$ (401,764)		$ (468,536)

Net income (loss) allocated to general partner	$ (4,058)		$ (4,733)

Net income (loss) per BAC	$ (.13)		$ (.16)

*Includes gain on sale of operating limited partnership of $175,000.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 5

	2003	2002

Income
Interest income	$ 194	$ 434
Miscellaneous income	1,274	-
	1,468	434

Share of income (loss) from Operating Partnerships(Note D)	(9,078)	(29,617)

Expenses
Professional fees	8,454	7,326
Partnership management fees (Note C)	18,247	18,589
General and administrative fees	2,241	2,059
	28,942	27,974

NET INCOME (LOSS)	$ (36,552)	$ (57,157)

Net income (loss) allocated to assignees	$ (36,186)	$ (56,585)

Net income (loss) allocated to general partner	$ (366)	$ (572)

Net income (loss) per BAC	$ (.07)	$ (.12)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 6

	2003	2002

Income
Interest income	$ 220	$ 262
Miscellaneous income	1,305	-
	1,525	262

Share of income (loss) from Operating Partnerships(Note D)	209,066	161,655

Expenses
Professional fees	12,995	11,151
Partnership management fees (Note C)	58,860	61,148
General and administrative expenses	3,334	2,957
	75,189	75,256

NET INCOME (LOSS)	$ 135,402	$ 86,661

Net income (loss) allocated to assignees	$ 134,048	$ 85,794

Net income (loss) allocated to general partner	$ 1,354	$ 867

Net income (loss) per BAC	$ .10	$ .07

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30,
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2003	$(1,369,919)	$ (872,334)	$(2,242,253)

Net income (loss)	1,481,091	14,960	1,496,051

Partners' capital (deficit), September 30, 2003	$ 111,172	$ (857,374)	$ (746,202)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30,
(Unaudited)

	Assignees	General Partner	Total
Series 1
Partners' capital (deficit) April 1, 2003	$(2,050,790)	$ (135,083)	$(2,185,873)

Net income (loss)	(59,549)	(602)	(60,151)

Partners' capital (deficit) September 30, 2003	$(2,110,339)	$ (135,685)	$(2,246,024)

Series 2
Partners' capital (deficit) April 1, 2003	$ (21,707)	$ (70,262)	$ (91,969)

Net income (loss)	(47,995)	(485)	(48,480)

Partners' capital (deficit) September 30, 2003	$ (69,702)	$ (70,747)	$ (140,449)

The accompanying notes are an integral part of these statements.

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30,
(Unaudited)

	Assignees	General Partner	Total
Series 3
Partners' capital (deficit) April 1, 2003	$(2,789,878)	$ (282,639)	$(3,072,517)

Net income (loss)	1,892,537	19,117	1,911,654

Partners' capital (deficit) September 30, 2003	$ (897,341)	$ (263,522)	$(1,160,863)

Series 4
Partners' capital (deficit) April 1, 2003	$ 853,459	$ (254,111)	$ 599,348

Net income (loss)	(401,764)	(4,058)	(405,822)

Partners' capital (deficit), September 30, 2003	$ 451,695	$ (258,169)	$ 193,526

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30,
(Unaudited)

	Assignees	General Partner	Total
Series 5
Partners' capital (deficit) April 1, 2003	$ 222,489	$ (39,925)	$ 182,564

Net income (loss)	(36,186)	(366)	(36,552)

Partners' capital (deficit), September 30, 2003	$ 186,303	$ (40,291)	$ 146,012

Series 6
Partners' capital (deficit) April 1, 2003	$ 2,416,508	$ (90,314)	$ 2,326,194

Net income (loss)	134,048	1,354	135,402

Partners' capital (deficit), September 30, 2003	$ 2,550,556	$ (88,960)	$ 2,461,596

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS
Six Months Ended September 30,
(Unaudited)

	2003	2002
Cash flows from operating activities:

Net Income (Loss)	$ 1,496,051	$ (830,586)
Adjustments
Distributions from Operating Partnerships	12,303	3,299
Amortization	-	-
Share of (Income) Loss from Operating Partnerships	(1,930,260)	321,944
Changes in assets and liabilities
Increase (Decrease) in accounts payable affiliates	184,733	483,088
Decrease (Increase) in other assets	(71,583)	30,967

Net cash (used in) provided by operating activities	(308,756)	8,712

Cash flows from investing activity:

Proceeds from sale of Operating Partnerships:	2,200,512	-

Net cash (used in) provided by investing activity	2,200,512	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,891,756	8,712

Cash and cash equivalents, beginning	217,560	186,922

Cash and cash equivalents, ending	$ 2,109,316	$ 195,634

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 1

	2003	2002
Cash flows from operating activities:

Net Income (Loss)	$ (60,151)	$ (87,314)
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	-	-
Share of (Income) Loss from Operating Partnerships	-	-
Changes in assets and liabilities
Increase (Decrease) in accounts payable affiliates	68,332	87,035
Decrease (Increase) in other assets	-	38,944

Net cash (used in) provided by operating activities	8,181	38,665

Cash flows from investing activity:

Proceeds from sale of Operating Partnerships:	-	-

Net cash (used in) provided by investing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,181	38,665

Cash and cash equivalents, beginning	46,413	7,706

Cash and cash equivalents, ending	$ 54,594	$ 46,371

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 2

	2003	2002
Cash flows from operating activities:

Net Income (Loss)	$ (48,480)	$ (61,861)
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	-	-
Share of (Income) Loss from Operating Partnerships	9,406	22,088
Changes in assets and liabilities
Increase (Decrease) in accounts payable affiliates	40,173	38,114
Decrease (Increase) in other assets	-	-

Net cash (used in) provided by operating activities	1,099	(1,659)

Cash flows from investing activity:

Proceeds from sale of Operating Partnerships:	-	-

Net cash (used in) provided by investing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,099	(1,659)

Cash and cash equivalents, beginning	4,541	6,538

Cash and cash equivalents, ending	$ 5,640	$ 4,879

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 3

	2003	2002
Cash flows from operating activities:

Net Income (Loss)	$ 1,911,654	$ (237,646)
Adjustments
Distributions from Operating Partnerships	1	-
Amortization	-	-
Share of (Income) Loss from Operating Partnerships	(2,010,212)	90,387
Changes in assets and liabilities
Increase (Decrease) in accounts payable affiliates	(145,258)	146,040
Decrease (Increase) in other assets	(67,986)	(3,700)

Net cash (used in) provided by operating activities	(311,801)	(4,919)

Cash flows from investing activity:

Proceeds from sale of Operating Partnerships:	2,025,512	-

Net cash (used in) provided by investing activity	2,025,512	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,713,711	(4,919)

Cash and cash equivalents, beginning	9,099	11,378

Cash and cash equivalents, ending	$ 1,722,810	$ 6,459

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 4

	2003	2002
Cash flows from operating activities:

Net Income (Loss)	$ (405,822)	$ (473,269)
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	-	-
Share of (Income) Loss from Operating Partnerships	270,534	341,507
Changes in assets and liabilities
Increase (Decrease) in accounts payable affiliates	129,124	118,820
Decrease (Increase) in other assets	(3,597)	(4,277)

Net cash (used in) provided by operating activities	(9,761)	(17,219)

Cash flows from investing activity:

Proceeds from sale of Operating Partnerships:	175,000	-

Net cash (used in) provided by investing activity	175,000	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	165,239	(17,219)

Cash and cash equivalents, beginning	14,705	23,212

Cash and cash equivalents, ending	$ 179,944	$ 5,993

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 5

	2003	2002
Cash flows from operating activities:

Net Income (Loss)	$ (36,552)	$ (57,157)
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	-	-
Share of (Income) Loss from Operating Partnerships	9,078	29,617
Changes in assets and liabilities
Increase (Decrease) in accounts payable affiliates	18,860	18,862
Decrease (Increase) in other assets	-	-

Net cash (used in) provided by operating activities	(8,614)	(8,678)

Cash flows from investing activity:

Proceeds from sale of Operating Partnerships:	-	-

Net cash (used in) provided by investing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,614)	(8,678)

Cash and cash equivalents, beginning	76,346	90,595

Cash and cash equivalents, ending	$ 67,732	$ 81,917

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 6

	2003	2002
Cash flows from operating activities:

Net Income (Loss)	$ 135,402	$ 86,661
Adjustments
Distributions from Operating Partnerships	12,302	3,299
Amortization	-	-
Share of (Income) Loss from Operating Partnerships	(209,066)	(161,655)
Changes in assets and liabilities
Increase (Decrease) in accounts payable affiliates	73,502	74,217
Decrease (Increase) in other assets	-	-

Net cash (used in) provided by operating activities	12,140	2,522

Cash flows from investing activity:

Proceeds from sale of Operating Partnerships:	-	-

Net cash (used in) provided by investing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,140	2,522

Cash and cash equivalents, beginning	66,456	47,493

Cash and cash equivalents, ending	$ 78,596	$ 50,015

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS
September 30, 2003

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
September 30, 2003
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of September 30, 2003 and for the three and six months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Partnership in acquiring the investments in Operating Partnerships are capitalized to the investment account. The Partnership's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's Annual Report on Form 10-K.

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings LP, Boston Capital Partners, Inc. and Boston Capital Asset Management Limited Partnership.

Accounts payable - affiliates at September 30, 2003 and 2002 represents accrued general and administrative expenses, accrued partnership management fees, and advances from an affiliate of the general partner, which are payable to Boston Capital Holdings LP, and Boston Capital Asset Management Limited Partnership.

General and administrative expenses incurred by Boston Capital Holdings LP, and Boston Capital Asset Management Limited Partnership were charged to each series' operations for the quarters ended September 30, 2003 and 2002 as follows:

	2003	2002
Series 1	$ 658	$ 406
Series 2	856	614
Series 3	884	642
Series 4	929	690
Series 5	728	501
Series 6	658	406

	$4,713	$3,259

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2003
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

An annual partnership management fee based on .375 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. Since reporting fees collected by the series were added to reserves and not paid to Boston Capital Asset Management LP, the amounts accrued are not net of reporting fees received. The partnership management fee accrued for the quarters ended September 30, 2003 and 2002 are as follows:

	2003	2002
Series 1	$ 42,426	$ 45,216
Series 2	16,836	16,836
Series 3	56,294	67,497
Series 4	55,617	62,721
Series 5	9,429	9,429
Series 6	36,069	36,069

	$216,671	$237,768

For the quarter ending September 30, 2003 Series 1 and Series 3 paid $18,000 and $276,751, respectively, of annual fund management fee to Boston Capital Asset Management Limited Partnership.

As of September 30, 2003, an affiliate of the general partner advanced a total of $766,568 to the Partnership to pay certain operating expenses of the Partnership, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. The breakout between series are: none for series 1, $5,000 for series 2, $8,200 for series 3, and $13,800 for series 4, for the quarter ended September 30, 2003. Below is a summary, by series, of the total advances made to date.

2003
Series 1	$ 90,810
Series 2	75,000
Series 3	234,978
Series 4	365,780

$766,568

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships.

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
September 30, 2003

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At September 30, 2003 and 2002, the Partnership had limited partnership interests in one hundred and one hundred and three Operating Partnerships, respectivily, which own operating apartment complexes as follows:

Series	2003	2002
1	18	18
2	8	8
3	31	33
4	23	24
5	5	5
6	15	15

	100	103

Under the terms of the Partnership's investment in each Operating Partnership, the Partnership was required to make capital contributions to such Operating Partnerships. These contributions were payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. At September 30, 2003 and 2002, all capital contributions had been paid.

The Partnership's fiscal year ends March 31 of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the Six Months ended June 30, 2003.

The combined unaudited summarized statements of operations of the Operating Partnerships for the six months ended June 30, 2003 and 2002 are as follows:

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS
September 30, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months ended June 30,
(Unaudited)

Series 1

	2003	2002

Revenues
Rental	$ 2,675,543	$ 2,145,228
Interest and other	147,304	119,868

	2,822,847	2,265,096

Expenses
Interest	629,639	489,564
Depreciation and amortization	848,203	626,895
Operating expenses	2,207,245	1,819,875
	3,685,087	2,936,334

NET LOSS	$ (862,240)	$ (671,238)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership	$ -	$ -

Net loss allocated to other Partners	$ (8,622)	$ (6,712)

Net loss suspended	$ (853,618)	$ (664,526)

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
September 30, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months ended June 30,
(Unaudited)

Series 2

	2003	2002

Revenues
Rental	$ 958,429	$ 718,718
Interest and other	37,740	96,605

	996,169	815,323

Expenses
Interest	138,032	198,296
Depreciation and amortization	207,249	217,577
Operating expenses	694,134	562,419
	1,039,415	978,292

NET LOSS	$ (43,246)	$ (162,969)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership	$ (9,406)	$ (22,088)

Net loss allocated to other Partners	$ (432)	$ (1,630)

Net loss suspended	$ (33,408)	$ (139,251)

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
September 30, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months ended June 30,

(Unaudited)

Series 3
	2003	2002

Revenues
Rental	$ 3,532,636	$ 4,313,126
Interest and other	103,742	150,213

	3,636,378	4,463,339

Expenses
Interest	881,103	1,112,995
Depreciation and amortization	1,086,306	1,197,481
Operating expenses	2,649,056	2,962,912
	4,616,465	5,273,388

NET LOSS	$ (980,087)	$ (810,049)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership	$ (15,300)	$ (90,387)

Net loss allocated to other partners	$ (9,801)	$ (8,100)

Net loss suspended	$ (954,986)	$ (711,562)

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
September 30, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months ended June 30,
(Unaudited)

Series 4

	2003	2002

Revenues
Rental	$ 3,535,353	$ 3,455,778
Interest and other	138,689	161,360

	3,674,042	3,617,138

Expenses
Interest	1,049,410	1,061,789
Depreciation and amortization	995,785	923,131
Operating expenses	2,521,553	2,241,345
	4,566,748	4,226,265

NET LOSS	$ (892,706)	$ (609,127)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership	$ (445,534)	$ (341,507)

Net loss allocated to other Partners	$ (8,927)	$ (6,091)

Net loss suspended	$ (438,245)	$ (261,529)

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
September 30, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months ended June 30,
(Unaudited)

Series 5
	2003	2002

Revenues
Rental	$ 408,674	$ 349,484
Interest and other	29,597	47,150

	438,271	396,634

Expenses
Interest	54,509	96,264
Depreciation and amortization	116,907	118,243
Operating expenses	327,150	252,434
	498,566	466,941

NET LOSS	$ (60,295)	$ (70,307)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership	$ (9,078)	$ (29,617)

Net loss allocated to other Partners	$ (603)	$ (703)

Net loss suspended	$ (50,614)	$ (39,987)

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
September 30, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months ended June 30,
(Unaudited)

Series 6
	2003	2002

Revenues
Rental	$ 2,299,701	$ 2,392,178
Interest and other	99,111	131,884

	2,398,812	2,524,062

Expenses
Interest	449,330	544,635
Depreciation and amortization	623,266	579,768
Operating expenses	1,487,444	1,467,852
	2,560,040	2,592,255

NET INCOME (LOSS)	$ (161,228)	$ (68,193)

Net income (loss) allocated to Boston Capital Tax Credit Fund Limited Partnership	$ 209,066	$ 161,655

Net income (loss) allocated to other Partners	$ (1,612)	$ (682)

Net loss suspended	$ (368,682)	$ (229,166)

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

September 30, 2003
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

The Partnership is currently accruing the annual partnership management fee. Partnership management fees accrued during the quarter ended September 30, 2003 were $216,671 and total partnership management fees accrued as of September 30, 2003 were $10,352,415. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Partnership receives sales or refinancing proceeds from Operating Partnerships, which will be used to satisfy such liabilities.

The Partnership has also recorded other payables to affiliates of $968,168. The amount consists of advances to pay certain third party operating expenses of the Partnership, advances and/or loans to Operating Partnerships, and accrued overhead allocations. The breakout between series are: $118,831 in series 1, $110,878 in series 2, $300,204 in series 3, $413,746 in series 4, none in series 5, and $24,509 in series 6. These and any future advances or accruals will be paid, without interest, from available cash flow, reporting fees, or proceeds of sales or refinancing of the Partnership's interest in Operating Partnerships.

Capital Resources

The Partnership offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on August 29, 1988. The Partnership received and accepted subscriptions for $97,746,940 representing 9,800,600 BACs from investors admitted as BAC Holders in Series 1 through Series 6 of the Partnership. Offers and sales of BACs in Series 1 through Series 6 of the Partnership were completed and the last of the BACs in Series 6 were issued by the Partnership on September 29, 1989. At September 30, 2003 and 2002 the Partnership had limited partnership equity interests in 100 and 103 Operating Partnerships, respectively.

As of September 30, 2003 the Partnership held $2,109,316 in cash and cash equivalents. Below is a table, which provides, by series, the equity raised, number of BACs sold, final date BACs were offered, number of properties currently held, and cash and cash equivalents balance as of September 30, 2003. $1,656,029 of Series 3 and $175,000 of Series 4 cash and cash equivalents represent proceeds being held from the sale of three Operating Partnerships as of September 30, 2003.
Series	Equity	BACs	Final Close Date	Number of Properties	Cash and Cash Equivalents
1	$12,999,000	1,299,900	12/18/88	18	$ 54,594
2	8,303,000	830,300	03/30/89	8	5,640
3	28,822,000	2,882,200	03/14/89	31	1,722,810
4	29,788,160	2,995,300	07/07/89	23	179,944
5	4,899,000	489,900	08/22/89	5	67,732
6	12,935,780	1,303,000	09/29/89	15	78,596

	$97,746,940	9,800,600		100	$2,109,316

Results of Operations

At September 30, 2003 and 2002 the Partnership held limited partnership interests in 100 and 103 Operating Partnerships, respectively. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

The Partnership incurs an annual partnership management fee to the General Partner and/or its affiliates in an amount equal to 0.375% of the aggregate cost of the Apartment Complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid by the Operating Partnerships. The annual partnership management fee is currently being accrued. It is anticipated that outstanding fees will be repaid from sale or refinancing proceeds. The annual partnership management fee charged to operations for the quarters ended September 30, 2003 and 2002, net of reporting fees received were $198,814 and $208,554, respectively.

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

Series 1

As of September 30, 2003 and 2002, the average Qualified Occupancy for the series was 100%. The series had a total of 18 properties at September 30, 2003, all of which were at 100% Qualified Occupancy.

For the six months being reported, the series reflects a net loss from Operating Partnerships of $862,240. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect negative operations of $14,037.

Genesee Commons Associates (River Park Commons) has not made the minimum debt service payments outlined in the forbearance agreement since 1997. At this time the mortgage holder has not taken adverse action. The Operating General Partner met with the lender and reports that the meeting was successful, receiving verbal assurances that the mortgage holder would not foreclose on the property prior to the end of the compliance period, which is December 31, 2003. The operations at Genesee Commons Associates remain weak with an occupancy level consistent with prior years. The first, second, and third quarter 2003 average occupancy levels were 78%, 74%, and 75%, respectively. The management company continues to work with local and state agencies to locate qualified residents. Also, the management company has developed a referral system with local non-profit agencies and churches.

Effective July 2003 the Operating General Partner interest for Kingston Property Associates Limited Partnership (Broadway East Townhouses) sold from TFG/New York Properties, Inc. to Kingston Winn Limited Partnership. Also, the management company changed from The Finch Group to an affiliate of the new Operating General Partner, Winn Residential. The lender and the Operating General Partner have entered into a Forbearance Agreement, dated July 16, 2003, which prevents the lender from filing foreclosure action or accelerating the indebtedness providing they follow the terms outlined. The new Operating General Partner, is trying to resyndicate the property. The 15 year compliance period for Kingston Property Associates ended December 31, 2002. Kingston Property Associates have incurred operating deficits as a result of weak occupancy. Historically Kingston Property Associates has operated with an occupancy level below 80%. However, operations at this property have improved with a 2002 average 12 month occupancy level of 91%, and the first and second quarter of 2003 average occupancy levels were 93% and 91%, respectively.

Series 2

As of September 30, 2003 and 2002, the average Qualified Occupancy for the series was 100%. The series had a total of eight properties at September 30, 2003, all of which were at 100% Qualified Occupancy.

For the six months being reported the series reflects a net loss from the Operating Partnerships of $43,246. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $164,003.

Annadale Housing Partners (Annadale Apartments) has historically reported net losses due to operational issues associated with the property. As a result of efforts by the Operating General Partner and the management company, operations have demonstrated improvements. In 2002 rental increases combined with improved rental collections resulted in a 9.8% increase in rental revenues. Expenses, particularly maintenance costs, continue to be high due to the provisions of the loan agreements which stipulate that the Operating Partnership must spend a minimum of $55,000 per year on capital improvements, with the funding coming from operations. As a result of the increased rental revenues, the property operated at breakeven despite the high level of expense. In 2003, occupancy has slipped from the previous year's level, averaging 81.68% through September. The majority of the vacancies are in the elderly designated units where the occupancy rate is 72%. This has historically been the case as the senior population does not find the location a desirable one. There are no amenities in the area, and no transportation. Management has tried a variety of marketing approaches and has recently replaced the site staff in an effort to bring up occupancy. As a result of the vacancies, revenues are slightly below 2002 levels. Through August the property was operating at breakeven, but expenses saw significant increases in September. Air conditioning expense increased utility costs as late summer saw several days of triple digit heat. Maintenance expenses increased as management focused on completing some required capital improvements. Exterior painting of the buildings, sprinkler installation and repairs were completed, and carpet replacement were some of the higher expenses noted. Management is confident that they will increase the occupancy levels, and the property will be able to breakeven at year-end. The Investment General Partner will continue to monitor this Operating Partnership until occupancy increases and stabilizes

Series 3.

As of September 30, 2003 and 2002, the average Qualified Occupancy for the series was 100% and 99.9%, respectively. The series had a total of 31 properties at September 30, 2003, all of which were at 100% Qualified Occupancy.

For the six months being reported series reflects a net loss from the Operating Partnerships of $980,087. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $106,219. The increase in net income per BAC reported in the current year is primarily the result of income reported from the sale of two Operating Partnerships in the first quarter. Additional information on the sale of the partnerships is provided below.

The Investment General Partner continues to monitor the operations of Lincoln Hotel Associates (Lincoln Apartments) in an effort to improve the overall operations of the Operating Partnership. Physical occupancy through the third quarter of 2003 averaged 93%. The stable occupancy, along with expense reductions, has resulted in improved operations. The mortgage is current under the terms of a forbearance agreement. The taxes, insurance and payables are also current. The Operating General Partner recently completed negotiations to replace management with a not-for-profit entity who is interested in assuming the ownership of the Operating Partnership once the tax credit compliance period has expired. A purchase option has been executed and recorded. The transfer of ownership is anticipated to occur during the first quarter of 2004. Additionally, negotiations with the lender to restructure the debt continue and are expected to be completed during the fourth quarter of 2003.

In an attempt to capitalize on the strong California real estate market the Operating General Partner of California Investors VI (Orchard Park) entered into an agreement to sell the property and the transaction closed in June 2003. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period and also to provide a recapture bond to avoid the recapture of the tax credits that have been taken. Sale proceeds due to Boston Capital Tax Credit Fund I-Series 3 (BCTC I) and Boston Capital Tax Credit Fund III-Series 17 (BCTC III) after repayment of advances made to the Operating Partnership are $453,144 and $31,790, respectively. Of the proceeds received it is estimated that approximately $397,078 and $27,857, respectively will be distributed to the investors. Provided that these are the actual amounts to be distributed, the per BAC distribution amounts will be .138 and .007 for Series 3 and 17, respectively. The amounts for each series, while different in actual dollars, represent the same percentage of return to each Investment Partnership. The remaining total of $60,000 is anticipated to be paid to Boston Capital Asset Management Limited Partnership (BCAMLP) for fees and expenses related to the sale. The total returned to the investors will be distributed based on the number of BACs held by each investor at the time of the sale. The breakdown of the amount to be paid to BCAMLP is as follows: $10,000 represents reimbursement of expenses incurred related to sale, which includes but is not limited to due diligence, legal and mailing costs; $50,000 represents a fee for overseeing and managing the disposition of the property. Since the Investment in Operating Partnership balance of California Investors VI for Series 3 was not equal to the sale proceeds received by the series, Series 3 recorded a gain on the sale of the Operating Partnership of $453,144

In an attempt to capitalize on the strong California real estate market the Operating General Partner of Hidden Cove Apartments (Hidden Cove) entered into an agreement to sell the property and the transaction closed in May 2003. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period and also to provide a recapture bond to avoid the recapture of the tax credits that have been taken. Sale proceeds due to Boston Capital Tax Credit Fund I-Series 3 (BCTC I) and Boston Capital Tax Credit Fund III-Series 15 (BCTC III) are $1,572,368 and $136,352, respectively. The majority of the sale proceeds were received by the Investment Partnerships in May 2003, however the balance was received in September 2003. Of the proceeds received and to be received, it is estimated that approximately $1,240,404 and $107,565, provided that these are the actual amounts to be distributed, the per BAC distribution will be .430 and .028 for Series 3 and 15, respectively, will be returned to the investors. The amounts for each series, while different in actual dollars, represent the same percentage of return to each Investment Partnership. The remaining total of $360,750 is anticipated to be paid to Boston Capital Asset Management Limited Partnership (BCAMLP) for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The total returned to the investors will be distributed based on the number of BACs held by each investor at the time of the sale. The breakdown of the amount to be paid to BCAMLP is as follows: $10,000 represents reimbursement of expenses incurred related to sale, which includes but is not limited to due diligence, legal and mailing costs; $50,000 represents a fee for overseeing and managing the disposition of the property; and $300,750 represents a partial payment of outstanding Asset Management Fees due to BCAMLP. Since the Investment in Operating Partnerships balances of Hidden Cove for Series 3 and Series 15 were not equal to the sale proceeds received by each series, Series 3 and Series 15 recorded gains on the sale of the Operating Partnership of $1,572,368 and $70,176, respectively.

Central Parkway Towers' (Central Parkway Towers) average occupancy decreased to 64% through September 2003 compared to 2002's average occupancy of 75%. The Management Company continues to work with the City of Cincinnati, the State of Ohio, as well as local non-profit agencies to expand tenant referrals and housing contracts. However, the City of Cincinnati has canceled support programs previously utilized by the property and the overall financial position has deteriorated significantly as a result of the decrease in occupancy. The Operating General Partner has formally requested a release from his obligations as the Operating General Partner and property manager. Several alternative management companies are being interviewed but none have expressed interest in assuming this responsibility. In the meantime, the Operating General Partner continues to pursue public and private support and involvement in the property but anticipates no success. The Investment General Partner has needed to fund operating deficits associated with this property for several months and an analysis is now being performed to determine the most appropriate way to deal with this property in the future.

Series 4

As of September 30, 2003 and 2002, the average Qualified Occupancy for the series was 100%. The series had a total of 24 properties at September 30, 2003, all of which were at 100% Qualified Occupancy.

For the six months being reported the series reflects a net loss from the Operating Partnerships of $892,706. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $103,079. The decrease in net loss per BAC reported in the current quarter is primarily the result of income reported from the sale of one Operating Partnerships.

Central Parkway Towers' (Central Parkway Towers) average occupancy decreased to 64% through September 2003 compared to 2002's average occupancy of 75%. The Management Company continues to work with the City of Cincinnati, the State of Ohio, as well as local non-profit agencies to expand tenant referrals and housing contracts. However, the City of Cincinnati has canceled support programs previously utilized by the property and the overall financial position has deteriorated significantly as a result of the decrease in occupancy. The Operating General Partner has formally requested a release from his obligations as the Operating General Partner and property manager. Several alternative management companies are being interviewed but none have expressed interest in assuming this responsibility. In the meantime, the Operating General Partner continues to pursue public and private support and involvement in the property but anticipates no success. The Investment General Partner has needed to fund operating deficits associated with this property for several months and an analysis is now being performed to determine the most appropriate way to deal with this property in the future.

Operations at Van Dyck Estates XVI-A, A California L.P. (Van Dyck Estates XVI-A) have struggled to improve despite maintaining high occupancy levels. Occupancy averaged 97% in 2002, and has stabilized with occupancy at 94% as of the third quarter of 2003. Rent increases implemented in January 2002 benefited operations, as rental revenues increased by $12,279 (11%) in 2002. Operating expenses, particularly maintenance costs increased in 2002 and as a result the property is operating below breakeven. Expenses have continued to increase in 2003, particularly repairs and maintenance costs and real estate taxes. Maintenance costs have included replacing and repairing fences, and scraping and repainting the eaves on the roof. Both repairs were required by Section 8 inspectors. These are expected to be one time costs. Turnover costs have also been running over budget this year. Several units have needed carpet and tile replacement on turnover. The Operating Partnership filed for a welfare tax exemption and the Operating General Partner is waiting for a response from the state. This Operating Partnership will continue to be monitored until expenses have stabilized, and the welfare tax exemption is in place. The Investment General Partner has begun to explore options to market the property for sale upon the expiration of the tax credit compliance period in December 2003.

Pedcor Investments 1988-VI, Limited Partnership, (Thompson Village Apartments) located in Indianapolis, Indiana, operated at a cash flow deficit in 2002, but operated above breakeven through the third quarter of 2003. The main reason for the cash expenditure in 2002 was its low occupancy, which averaged 91% but fell below 90% for 4 months during the year. Occupancy averaged 95% through the third quarter of 2003. Through the first three quarters of 2003, the property generated cash. The Operating General Partner expects the property to generate approximately $90,000 in cash in 2003. The property's expenses, though in line with state averages, were much higher than were originally underwritten; rent levels were also underwritten at a higher level than they were in 2002. Consequently, the property will need to continue to maintain high occupancy in order to cash flow at the present expense levels. Last, the property's mortgage, taxes and insurance were all current. Due to improving operations at this property, the Investment General Partner will no longer provide special disclosure on this Operating Partnership.

Auburn Trace Limited (Auburn Trace) is a 256 unit property located in Delray Beach, Florida that operated below breakeven in 2002 and is projected to operate below breakeven in 2003. The primary cause of the negative cash flow is due to high operating expenses. The Operating General Partner is attempting to reduce operating expenses primarily in the areas of administration and maintenance. Maintenance costs have increased in 2002 and 2003 due to the replacement of air conditioner and water heater units and the addition of a security system at the property. Many units also had to be painted, carpeted and have cupboards replaced after tenant evictions. As these maintenance projects are completed, maintenance expense should decrease significantly. Physical occupancy has been consistently strong at this property, and is currently at 98% as of September 30, 2003. The Investment General Partner will work with the Operating General Partner to develop a plan to further reduce operating expenses and stabilize the property. The mortgage and property taxes, property insurance are current. The Operating General Partner continues to fund operating deficits.

During the quarter, Series 4 sold its Investment Partnership interest in Sunneyview II (Stoneridge Hill II) for total proceeds or $212,000. Of the sale proceeds $175,000 was collected in August 2003 and the balance was collected in October 2003. Of the proceeds received it is anticipated $120,000 will be distributed to the investors. Provided that this is the actual amounts to be distributed, the per BAC distribution amounts will be $.04. The remaining total of $92,000, is anticipated to be paid to Boston Capital Asset Management Limited Partnership (BCAMLP) for fees and expenses related to the sale and partial repayment of accrued asset management fees. The total returned to the investors will be distributed based on the number of BACs held by each investor at the time of the sale. The breakdown of the amount to be paid to BCAMLP is as follows: $10,000 represents reimbursement of expenses incurred related to sale, which includes but is not limited to due diligence, legal and mailing costs; $20,000 represents a fee for overseeing and managing the disposition of the property; and $62,000 will be used to paydown outstanding accrued asset management fees. Since the Investment in Operating Partnership balance of Sunneyveiw II was not equal to the sale proceeds received by the series, Series 3 has recorded a gain on the sale of the Operating Partnership.

Series 5

As of September 30, 2003 and 2002, the average Qualified Occupancy for the series was 100%. The series had a total of five properties at September 30, 2003, all of which were at 100% Qualified Occupancy.

For the six months being reported the series reflects a net loss from the Operating Partnerships of $60,295. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $56,612.

Annadale Housing Partners (Annadale Apartments) has historically reported net losses due to operational issues associated with the property. As a result of efforts by the Operating General Partner and the management company, operations have demonstrated improvements. In 2002 rental increases combined with improved rental collections resulted in a 9.8% increase in rental revenues. Expenses, particularly maintenance costs, continue to be high due to the provisions of the loan agreements which stipulate that the Operating Partnership must spend a minimum of $55,000 per year on capital improvements, with the funding coming from operations. As a result of the increased rental revenues, the property operated at breakeven despite the high level of expense. In 2003, occupancy has slipped from the previous year's level, averaging 81.68% through September. The majority of the vacancies are in the elderly designated units where the occupancy rate is 72%. This has historically been the case as the senior population does not find the location a desirable one. There are no amenities in the area, and no transportation. Management has tried a variety of marketing approaches and has recently replaced the site staff in an effort to bring up occupancy. As a result of the vacancies, revenues are slightly below 2002 levels. Through August the property was operating at breakeven, but expenses saw significant increases in September. Air conditioning expense increased utility costs as late summer saw several days of triple digit heat. Maintenance expenses increased as management focused on completing some required capital improvements. Exterior painting of the buildings, sprinkler installation and repairs were completed, and carpet replacement were some of the higher expenses noted. Management is confident that they will increase the occupancy levels, and the property will be able to breakeven at year-end. The Investment General Partner will continue to monitor this Operating Partnership until occupancy increases and stabilizes

TKO Investment Properties V (Heather Ridge Apartments) is a 56-unit family property located in Redding, CA. Occupancy averaged 99.70% in 2002 and 99% through the third quarter of 2003, however low rental rates are causing the property to operate below breakeven. The property was originally rehabilitated in 1988. To remain competitive with the newer apartment communities in the area, rents had been reduced to a level below the allowable tax credit rents. Payables increased due to the lack of available cash. The Investment General partner will closely monitor this property until it generates cash flow.

Series 6

As of September 30, 2003 and 2002, the average Qualified Occupancy for the series was 100%. The series had a total of 15 properties at September 30, 2003, all of which were at 100% Qualified Occupancy.

For the six months being reported the series reflects a net loss from the Operating Partnerships of $161,228. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $462,038.

Socorro Properties, Limited Partnership, (Los Pueblos Apartments) located in Socorro, New Mexico, operated below breakeven during the second quarter of 2003. The primary reason for its negative cash flow is low occupancy, which averaged 74% for the quarter. The third quarter occupancy averaged 75%, although the occupancy is up to 85% as of October 15, 2003. Earlier in 2003, the property was without a maintenance technician and the property suffered from some deferred maintenance. The Operating General Partner sent a maintenance coordinator and another maintenance technician and they cured most of the deferred maintenance in mid-2003. The property has a lot of traffic, but the turnover is very high. The property brought on a new maintenance technician at the beginning of the third quarter of 2003. The technician's top priority is to correct the remaining deferred maintenance.

The Operating General Partner of the Partnership Sherburne Housing Redevelopment Company has negotiated a sale of its Operating General Partner interest. This transaction was completed in August 2003. In addition to the transfer of Operating General Partner interest, an exit strategy has been put in place that will allow for the sale of the Investment Limited Partner interest to the new Operating General Partner at the end of the 15-year tax credit compliance period in December 2004.

Auburn Trace Limited (Auburn Trace) is a 256 unit property located in Delray Beach, Florida that operated below breakeven in 2002 and is projected to operate below breakeven in 2003. The primary cause of the negative cash flow is due to high operating expenses. The Operating General Partner is attempting to reduce operating expenses primarily in the areas of administration and maintenance. Maintenance costs have increased in 2002 and 2003 due to the replacement of air conditioner and water heater units and the addition of a security system at the property. Many units also had to be painted, carpeted and have cupboards replaced after tenant evictions. As these maintenance projects are completed, maintenance expense should decrease significantly. Physical occupancy has been consistently strong at this property, and is currently at 98% as of September 30, 2003. The Investment General Partner will work with the Operating General Partner to develop a plan to further reduce operating expenses and stabilize the property. The mortgage and property taxes, property insurance are current. The Operating General Partner continues to fund operating deficits.

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

(a)Exhibits

31 (a) Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 302 of the Sarbanes-Oxley Act of 2003, filed herein

31 (b) Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 302 of the Sarbanes-Oxley Act of 2003, filed herein

32 (a) Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2003, filed herein

32 (b) Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2003, filed herein

(b)Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities

Exchange Act of 1934, the Partnership has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund Limited Partnership

	By:	Boston Capital Associates Limited Partnership, General Partner

	By:	BCA Associates Limited Partnership, General Partner

	By:	C&M Management, Inc., General Partner

Date:

November 20, 2003	By:/s/ John P. Manning
John P. Manning