Form 10-Q
period 2003-12-31
BOSTON CAPITAL TAX CREDIT FUND LTD PARTNERSHIP
filed 2004-02-20
CIK 835095

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended December 31, 2003

                                             or

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
FOR THE QUARTER ENDED DECEMBER 31, 2003

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

Nine Months Operations Series 1 *9

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

Note B Accounting *

Note C Related Party Transactions 37

Note D Investments 39

BOSTON CAPITAL TAX CREDIT FUND LIMITED PARTNERSHIP

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2003

TABLE OF CONTENTS (CONTINUED)

Statement of operation

Combined Statements Series 1 40

Combined Statements_Series 2 41

Combined Statements Series 3 42

Combined Statements Series 4 43

Combined Statements Series 5 44

Combined Statements Series 6 45

Note E Taxable Loss 46

Liquidity 47

Capital Resources 47

Results of Operations 48

Critical_Accounting_Policies 55

Quantitative_and_Qualitative 55

Controls_and_Procedures 55

Part II Other Information 56

Signatures 57

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

	December 31, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 7,488,910	$ 7,834,024

OTHER ASSETS
Cash and cash equivalents	2,108,539	217,560
Other assets	907,982	842,013

	$ 10,505,431	$ 8,893,597

LIABILITIES

Accounts payable affiliates (note C)	$ 11,583,310	$ 11,135,850

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 9,800,600 issued and outstanding	(217,189)	(1,369,919)
General Partner	(860,690)	(872,334)
	(1,077,879)	(2,242,253)
	$ 10,505,431	$ 8,893,597

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 1

	December 31, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	57,758	46,413
Other assets	29,169	29,169

	$ 86,927	$ 75,582

LIABILITIES

Accounts payable affiliates (note C)	$ 2,374,384	$ 2,261,455

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 1,299,900 issued and outstanding	(2,151,358)	(2,050,790)
General Partner	(136,099)	(135,083)
	(2,287,457)	(2,185,873)
	$ 86,927	$ 75,582

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 2

	December 31, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 204,395	$ 218,512

OTHER ASSETS
Cash and cash equivalents	5,685	4,541
Other assets	481,838	481,838

	$ 691,918	$ 704,891

LIABILITIES

Accounts payable affiliates (note C)	$ 855,511	$ 796,860

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 830,300 issued and outstanding	(92,615)	(21,707)
General Partner	(70,978)	(70,262)
	(163,593)	(91,969)
	$ 691,918	$ 704,891

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 3

	December 31, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ 15,301

OTHER ASSETS
Cash and cash equivalents	1,679,605	9,099
Other assets	95,758	41,661

	$ 1,775,363	$ 66,061

LIABILITIES

Accounts payable affiliates (note C)	$ 3,083,202	$ 3,138,578

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 2,882,200 issued and outstanding	(1,042,847)	(2,789,878)
General Partner	(264,992)	(282,639)
	(1,307,839)	(3,072,517)
	$ 1,775,363	$ 66,061

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 4

	December 31, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 2,655,007	$ 3,271,932

OTHER ASSETS
Cash and cash equivalents	220,652	14,705
Other assets	221,768	209,896

	$ 3,097,427	$ 3,496,533

LIABILITIES

Accounts payable affiliates (note C)	$ 3,088,658	$ 2,897,185

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 2,995,300 issued and outstanding	268,786	853,459
General Partner	(260,017)	(254,111)
	8,769	599,348
	$ 3,097,427	$ 3,496,533

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 5

	December 31, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 318,085	$ 326,107

OTHER ASSETS
Cash and cash equivalents	66,431	76,346
Other assets	79,449	79,449

	$ 463,965	$ 481,902

LIABILITIES

Accounts payable affiliates (note C)	$ 327,627	$ 299,338

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 489,900 issued and outstanding	176,725	222,489
General Partner	(40,387)	(39,925)
	136,338	182,564
	$ 463,965	$ 481,902

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 6

	December 31, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 4,311,423	$ 4,002,172

OTHER ASSETS
Cash and cash equivalents	78,408	66,456
Other assets	-	-

	$ 4,389,831	$ 4,068,628

LIABILITIES

Accounts payable affiliates (note C)	$ 1,853,928	$ 1,742,434

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 1,303,000 issued and outstanding	2,624,120	2,416,508
General Partner	(88,217)	(90,314)
	2,535,903	2,326,194
	$ 4,389,831	$ 4,068,628

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

	2003		2002

Income
Interest income	$ 2,381		$ 362
Miscellaneous income	8,029		8,152
	10,410		8,514

Share of income (loss) from Operating Partnerships(Note D)	(25,559)	*	(343,782)

Expenses
Professional fees	654		10,583
Partnership management fees (Note C)	203,928		201,459
General and administrative fees	111,952		61,499
	316,534		273,541

NET INCOME (LOSS)	$ (331,683)		$ (608,809)

Net income (loss) allocated to assignees	$ (328,366)		$ (602,721)

Net income (loss) allocated to general partner	$ (3,317)		$ (6,088)

Net income (loss) per BAC	$ (.13)		$ (.06)

* Includes gain on sale of operating limited partnership of $37,000 for   Series 4.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 1

	2003	2002

Income
Interest income	$ 63	$ 80
Miscellaneous income	3,750	-
	3,813	80

Share of income (loss) from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	109	1,865
Partnership management fees (Note C)	42,426	42,426
General and administrative fees	2,712	9,631
	45,247	53,922

NET INCOME (LOSS)	$ (41,434)	$ (53,842)

Net income (loss) allocated to assignees	$ (41,020)	$ (53,304)

Net income (loss) allocated to general partner	$ (414)	$ (538)

Net income (loss) per BAC	$ (.03)	$ (.04)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 2

	2003	2002

Income
Interest income	$ 6	$ 7
Miscellaneous income	-	1,500
	6	1,507

Share of income (loss) from Operating Partnerships(Note D)	(4,711)	3,002

Expenses
Professional fees	109	1,300
Partnership management fees	16,068	15,143
General and administrative fees	2,262	5,777
	18,439	22,220

NET INCOME (LOSS)	$ (23,144)	$ (17,711)

Net income (loss) allocated to assignees	$ (22,913)	$ (17,534)

Net income (loss) allocated to general partner	$ (231)	$ (177)

Net income (loss) per BAC	$ (.03)	$ (.02)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 3

	2003	2002

Income
Interest income	$ 1,908	$ 5
Miscellaneous income	379	52
	2,287	57

Share of income (loss) from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	109	2,507
Partnership management fees (Note C)	51,243	66,822
General and administrative expenses	97,914	19,007
	149,266	88,336

NET INCOME (LOSS)	$ (146,979)	$ (88,279)

Net income (loss) allocated to assignees	$ (145,509)	$ (87,396)

Net income (loss) allocated to general partner	$ (1,470)	$ (883)

Net income (loss) per BAC	$ (.05)	$ (.03)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 4

	2003	2002

Income
Interest income	$ 239	$ 8
Miscellaneous income	3,600	6,600
	3,839	6,608

Share of income (loss) from Operating Partnerships(Note D)	(134,391) *	(199,372)

Expenses
Professional fees	109	2,114
Partnership management fees (Note C)	48,821	52,617
General and administrative fees	5,277	15,444
	54,207	70,175

NET INCOME (LOSS)	$ (184,759)	$ (262,939)

Net income (loss) allocated to assignees	$ (182,911)	$ (260,310)

Net income (loss) allocated to general partner	$ (1,848)	$ (2,629)

Net income (loss) per BAC	$ (.06)	$ (.08)

*Includes gain on sale of operating limited partnership of $37,000.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 5

	2003	2002

Income
Interest income	$ 76	$ 147
Miscellaneous income	-	-
	76	147

Share of income (loss) from Operating Partnerships(Note D)	1,056	12,770

Expenses
Professional fees	109	1,158
Partnership management fees (Note C)	9,301	9,043
General and administrative fees	1,396	3,568
	10,806	13,769

NET INCOME (LOSS)	$ (9,674)	$ (852)

Net income (loss) allocated to assignees	$ (9,577)	$ (843)

Net income (loss) allocated to general partner	$ (97)	$ (9)

Net income (loss) per BAC	$ (.02)	$ (.00)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 6

	2003	2002

Income
Interest income	$ 89	$ 115
Miscellaneous income	300	-
	389	115

Share of income (loss) from Operating Partnerships(Note D)	112,487	(160,182)

Expenses
Professional fees	109	1,639
Partnership management fees (Note C)	36,069	15,408
General and administrative expenses	2,391	8,072
	38,569	25,119

NET INCOME (LOSS)	$ 74,307	$ (185,186)

Net income (loss) allocated to assignees	$ 73,564	$ (183,334)

Net income (loss) allocated to general partner	$ 743	$ (1,852)

Net income (loss) per BAC	$ .06	$ (.14)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

	2003		2002

Income
Interest income	$ 7,273		$ 1,394
Miscellaneous income	55,361		15,626
	62,634		17,020

Share of income (loss) from Operating Partnerships(Note D)	1,904,701	*	(513,021)

Expenses
Professional fees	80,516		78,078
Partnership management fees (Note C)	579,033		626,061
General and administrative fees	143,412		86,545
	802,961		790,684

NET INCOME (LOSS)	$ 1,164,374		$(1,286,685)

Net income (loss) allocated to assignees	$ 1,152,730		$(1,273,818)

Net income (loss) allocated to general partner	$ 11,644		$ (12,867)

Net income (loss) per BAC	$ .31		$ (.13)

* Includes gain on sale of operating limited partnership of $2,025,512 and $212,000 for Series 3 and Series 4, respectivily.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,

(Unaudited)

Series 1

	2003	2002

Income
Interest income	$ 201	$ 196
Miscellaneous income	39,308	4,956
	39,509	5,152

Share of income (loss) from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	14,043	13,637
Partnership management fees (Note C)	118,880	119,609
General and administrative fees	8,170	13,061
	141,093	146,307

NET INCOME (LOSS)	$ (101,584)	$ (141,155)

Net income (loss) allocated to assignees	$ (100,568)	$ (139,743)

Net income (loss) allocated to general partner	$ (1,016)	$ (1,412)

Net income (loss) per BAC	$ (.08)	$ (.07)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 2

	2003	2002

Income
Interest income	$ 25	$ 49
Miscellaneous income	1,097	3,698
	1,122	3,747

Share of income (loss) from Operating Partnerships(Note D)	(14,117)	(25,090)

Expenses
Professional fees	10,018	9,981
Partnership management fees	43,042	45,387
General and administrative fees	5,569	8,863
	58,629	64,231

NET INCOME (LOSS)	$ (71,624)	$ (85,574)

Net income (loss) allocated to assignees	$ (70,908)	$ (84,718)

Net income (loss) allocated to general partner	$ (716)	$ (856)

Net income (loss) per BAC	$ (.09)	$ (.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 3

	2003		2002

Income
Interest income	$ 6,079		$ 68
Miscellaneous income	8,403		222
	14,482		290

Share of income (loss) from Operating Partnerships(Note D)	2,010,212	*	(90,387)

Expenses
Professional fees	17,688		16,785
Partnership management fees (Note C)	134,729		193,031
General and administrative expenses	107,599		26,013
	260,016		235,829

NET INCOME (LOSS)	$ 1,764,678		$ (325,926)

Net income (loss) allocated to assignees	$ 1,747,031		$ (322,667)

Net income (loss) allocated to general partner	$ 17,647		$ (3,259)

Net income (loss) per BAC	$ .61		$ (.11)

*Includes gain on sale of operating limited partnership of $2,025,512.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 4

	2003		2002

Income
Interest income	$ 390		$ 122
Miscellaneous income	3,674		6,750
	4,064		6,872

Share of income (loss) from Operating Partnerships(Note D)	(404,925)	*	(540,879)

Expenses
Professional fees	17,101		16,400
Partnership management fees (Note C)	159,905		163,849
General and administrative fees	12,712		21,951
	189,718		202,200

NET INCOME (LOSS)	$ (590,579)		$ (736,207)

Net income (loss) allocated to assignees	$ (584,673)		$ (728,845)

Net income (loss) allocated to general partner	$ (5,906)		$ (7,362)

Net income (loss) per BAC	$ (.20)		$ (.24)

*Includes gain on sale of operating limited partnership of $212,000.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 5

	2003	2002

Income
Interest income	$ 270	$ 582
Miscellaneous income	1,274	-
	1,544	582

Share of income (loss) from Operating Partnerships(Note D)	(8,022)	(16,847)

Expenses
Professional fees	8,563	8,485
Partnership management fees (Note C)	27,548	27,629
General and administrative fees	3,637	5,628
	39,748	41,742

NET INCOME (LOSS)	$ (46,226)	$ (58,007)

Net income (loss) allocated to assignees	$ (45,764)	$ (57,427)

Net income (loss) allocated to general partner	$ (462)	$ (580)

Net income (loss) per BAC	$ (.09)	$ (.12)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 6

	2003	2002

Income
Interest income	$ 308	$ 377
Miscellaneous income	1,605	-
	1,913	377

Share of income (loss) from Operating Partnerships(Note D)	321,553	160,182

Expenses
Professional fees	13,103	12,790
Partnership management fees (Note C)	94,929	76,556
General and administrative expenses	5,725	11,029
	113,757	100,375

NET INCOME (LOSS)	$ 209,709	$ 60,184

Net income (loss) allocated to assignees	$ 207,612	$ 59,582

Net income (loss) allocated to general partner	$ 2,097	$ 602

Net income (loss) per BAC	$ .16	$ .05

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine Months Ended December 31,
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2003	$(1,369,919)	$ (872,334)	$(2,242,253)

Net income (loss)	1,152,730	11,644	1,164,374

Partners' capital (deficit), December 31, 2003	$ (217,189)	$ (860,690)	$(1,077,879)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine Months Ended December 31,
(Unaudited)

	Assignees	General Partner	Total
Series 1
Partners' capital (deficit) April 1, 2003	$(2,050,790)	$ (135,083)	$(2,185,873)

Net income (loss)	(100,568)	(1,016)	(101,584)

Partners' capital (deficit) December 31, 2003	$(2,151,358)	$ (136,099)	$(2,287,457)

Series 2
Partners' capital (deficit) April 1, 2003	$ (21,707)	$ (70,262)	$ (91,969)

Net income (loss)	(70,908)	(716)	(71,624)

Partners' capital (deficit) December 31, 2003	$ (92,615)	$ (70,978)	$ (163,593)

The accompanying notes are an integral part of these statements.

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine Months Ended December 31,
(Unaudited)

	Assignees	General Partner	Total
Series 3
Partners' capital (deficit) April 1, 2003	$(2,789,878)	$ (282,639)	$(3,072,517)

Net income (loss)	1,747,031	17,647	1,764,678

Partners' capital (deficit) December 31, 2003	$(1,042,847)	$ (264,992)	$(1,307,839)

Series 4
Partners' capital (deficit) April 1, 2003	$ 853,459	$ (254,111)	$ 599,348

Net income (loss)	(584,673)	(5,906)	(590,579)

Partners' capital (deficit), December 31, 2003	$ 268,786	$ (260,017)	$ 8,769

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine Months Ended December 31,
(Unaudited)

	Assignees	General Partner	Total
Series 5
Partners' capital (deficit) April 1, 2003	$ 222,489	$ (39,925)	$ 182,564

Net income (loss)	(45,764)	(462)	(46,226)

Partners' capital (deficit), December 31, 2003	$ 176,725	$ (40,387)	$ 136,338

Series 6
Partners' capital (deficit) April 1, 2003	$ 2,416,508	$ (90,314)	$ 2,326,194

Net income (loss)	207,612	2,097	209,709

Partners' capital (deficit), December 31, 2003	$ 2,624,120	$ (88,217)	$ 2,535,903

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS
Nine Months Ended December 31,
(Unaudited)

	2003	2002
Cash flows from operating activities:

Net Income (Loss)	$ 1,164,374	$ (1,286,685)
Adjustments
Distributions from Operating Partnerships	12,303	3,299
Amortization	-	-
Share of (Income) Loss from Operating Partnerships	(1,904,701)	513,021
Changes in assets and liabilities
Increase (Decrease) in accounts payable affiliates	447,460	778,696
Decrease (Increase) in other assets	(65,969)	19,505

Net cash (used in) provided by operating activities	(346,533)	27,836

Cash flows from investing activity:

Proceeds from sale of Operating Partnerships:	2,237,512	-

Net cash (used in) provided by investing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,890,979	27,836

Cash and cash equivalents, beginning	217,560	186,922

Cash and cash equivalents, ending	$ 2,108,539	$ 214,758

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 1

	2003	2002
Cash flows from operating activities:

Net Income (Loss)	$ (101,584)	$ (141,155)
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	-	-
Share of (Income) Loss from Operating Partnerships	-	-
Changes in assets and liabilities
Increase (Decrease) in accounts payable affiliates	112,929	137,444
Decrease (Increase) in other assets	-	38,944

Net cash (used in) provided by operating activities	11,345	35,233

Cash flows from investing activity:

Proceeds from sale of Operating Partnerships:	-	-

Net cash (used in) provided by investing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,345	35,233

Cash and cash equivalents, beginning	46,413	7,706

Cash and cash equivalents, ending	$ 57,758	$ 46,371

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 2

	2003	2002
Cash flows from operating activities:

Net Income (Loss)	$ (71,624)	$ (85,574)
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	-	-
Share of (Income) Loss from Operating Partnerships	14,117	25,090
Changes in assets and liabilities
Increase (Decrease) in accounts payable affiliates	58,651	59,600
Decrease (Increase) in other assets	-	-

Net cash (used in) provided by operating activities	1,144	(884)

Cash flows from investing activity:

Proceeds from sale of Operating Partnerships:	-	-

Net cash (used in) provided by investing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,144	(884)

Cash and cash equivalents, beginning	4,541	6,538

Cash and cash equivalents, ending	$ 5,685	$ 5,654

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 3

	2003	2002
Cash flows from operating activities:

Net Income (Loss)	$ 1,764,678	$ (325,926)
Adjustments
Distributions from Operating Partnerships	1	-
Amortization	-	-
Share of (Income) Loss from Operating Partnerships	(2,010,212)	90,387
Changes in assets and liabilities
Increase (Decrease) in accounts payable affiliates	(55,376)	242,951
Decrease (Increase) in other assets	(54,097)	(13,099)

Net cash (used in) provided by operating activities	(355,006)	(5,687)

Cash flows from investing activity:

Proceeds from sale of Operating Partnerships:	2,025,512	-

Net cash (used in) provided by investing activity	2,025,512	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,670,506	(5,687)

Cash and cash equivalents, beginning	9,099	11,378

Cash and cash equivalents, ending	$ 1,679,605	$ 5,691

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 4

	2003	2002
Cash flows from operating activities:

Net Income (Loss)	$ (590,579)	$ (736,207)
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	-	-
Share of (Income) Loss from Operating Partnerships	404,925	540,879
Changes in assets and liabilities
Increase (Decrease) in accounts payable affiliates	191,473	193,344
Decrease (Increase) in other assets	(11,872)	(6,340)

Net cash (used in) provided by operating activities	(6,053)	(8,324)

Cash flows from investing activity:

Proceeds from sale of Operating Partnerships:	212,000	-

Net cash (used in) provided by investing activity	212,000	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	205,947	(8,324)

Cash and cash equivalents, beginning	14,705	23,212

Cash and cash equivalents, ending	$ 220,652	$ 14,888

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 5

	2003	2002
Cash flows from operating activities:

Net Income (Loss)	$ (46,226)	$ (58,007)
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	-	-
Share of (Income) Loss from Operating Partnerships	8,022	16,847
Changes in assets and liabilities
Increase (Decrease) in accounts payable affiliates	28,289	28,290
Decrease (Increase) in other assets	-	-

Net cash (used in) provided by operating activities	(9,915)	(12,870)

Cash flows from investing activity:

Proceeds from sale of Operating Partnerships:	-	-

Net cash (used in) provided by investing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,915)	(12,870)

Cash and cash equivalents, beginning	76,346	90,595

Cash and cash equivalents, ending	$ 66,431	$ 77,725

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 6

	2003	2002
Cash flows from operating activities:

Net Income (Loss)	$ 209,709	$ 60,184
Adjustments
Distributions from Operating Partnerships	12,302	3,299
Amortization	-	-
Share of (Income) Loss from Operating Partnerships	(321,553)	(160,182)
Changes in assets and liabilities
Increase (Decrease) in accounts payable affiliates	111,494	117,067
Decrease (Increase) in other assets	-	-

Net cash (used in) provided by operating activities	11,952	20,368

Cash flows from investing activity:

Proceeds from sale of Operating Partnerships:	-	-

Net cash (used in) provided by investing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,952	20,368

Cash and cash equivalents, beginning	66,456	47,493

Cash and cash equivalents, ending	$ 78,408	$ 67,861

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS
December 31, 2003

(Unaudited)

NOTE A - ORGANIZATION

Boston Capital Tax Credit Fund Limited Partnership ("the Partnership") was formed under the laws of the State of Delaware as of September 1, 1988, for the purpose of acquiring, holding, and disposing of limited partnership interests in operating partnerships which have acquired, developed, rehabilitated, operate and own newly constructed, existing or rehabilitated low-income apartment complexes ("Operating Partnerships"). On August 22, 1988, American Affordable Housing VI Limited Partnership changed its name to Boston Capital Tax Credit Fund Limited Partnership. Effective as of September 1, 2001 there was a restructuring, and as a result, the Fund's general partner was reorganized as follows. The General Partner of the Fund continues to be Boston Capital Associates Limited Partnership, a Massachusetts limited partnership. The general partner of the General Partner is BCA Associates Limited Partnership, a Massachusetts limited partnership, whose sole general partner is C&M Management, Inc., a Massachusetts corporation and whose limited partners are Herbert F. Collins and John P. Manning. Mr. Manning is the principal of Boston Capital Partners, Inc. The limited partner of the General Partner is Capital Investment Holdings, a general partnership whose partners are certain officers and employees of Boston Capital Partners, Inc., and its affiliates. The Assignor Limited Partner is BCTC Assignor Corp., a Delaware corporation, which is now wholly-owned by John P. Manning.

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
December 31, 2003
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of December 31, 2003 and for the three and nine months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Partnership in acquiring the investments in Operating Partnerships are capitalized to the investment account. The Partnership's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's Annual Report on Form 10-K.

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings LP, Boston Capital Partners, Inc. and Boston Capital Asset Management Limited Partnership.

Accounts payable affiliates at December 31, 2003 and 2002 represents accrued general and administrative expenses, accrued partnership management fees, and advances from an affiliate of the general partner, which are payable to Boston Capital Holdings LP, and Boston Capital Asset Management Limited Partnership.

General and administrative expenses incurred by Boston Capital Holdings LP, and Boston Capital Asset Management Limited Partnership were charged to each series' operations for the quarters ended December 31, 2003 and 2002 as follows:

	2003	2002
Series 1	$ 2,172	$ 7,741
Series 2	1,641	4,408
Series 3	96,823	14,771
Series 4	3,635	11,604
Series 5	1,146	2,780
Series 6	1,924	6,537

	$107,341	$ 47,841

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2003
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

An annual partnership management fee based on .375 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships have been accrued to Boston Capital Asset Management Limited Partnership. Since reporting fees collected by the series were added to reserves and not paid to Boston Capital Asset Management LP, the amounts accrued are not net of reporting fees received. The partnership management fee accrued for the quarters ended December 31, 2003 and 2002 are as follows:

	2003	2002
Series 1	$ 42,426	$ 42,426
Series 2	16,836	16,836
Series 3	56,294	67,497
Series 4	52,239	55,617
Series 5	9,429	9,429
Series 6	36,069	36,069

	$213,293	$227,874

As of December 31, 2003, an affiliate of the general partner advanced a total of $802,539 to the Partnership to pay certain operating expenses of the Partnership, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. The amount advanced during the quarter ended December 31, 2003 was $35,971. The breakout between series are: $29,496 for series 3, and $6,475 for series 4. Below is a summary, by series, of the total advances made to date.

2003
Series 1	$ 90,810
Series 2	75,000
Series 3	264,474
Series 4	372,255

$802,539

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships.

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
December 31, 2003

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At December 31, 2003 and 2002, the Partnership had limited partnership interests in 100 and 103 Operating Partnerships, respectively, which own operating apartment complexes as follows:

Series	2003	2002
1	18	18
2	8	8
3	31	33
4	23	24
5	5	5
6	15	15

	100	103

Under the terms of the Partnership's investment in each Operating Partnership, the Partnership was required to make capital contributions to such Operating Partnerships. These contributions were payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. At December 31, 2003 and 2002, all capital contributions have been paid.

The Partnership's fiscal year ends March 31 of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the nine months ended September 30, 2003.

The combined unaudited summarized statements of operations of the Operating Partnerships for the nine months ended September 30, 2003 and 2002 are as follows:

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS
December 31, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months ended September 30,
(Unaudited)

Series 1

	2003	2002

Revenues
Rental	$ 3,949,022	$ 3,455,719
Interest and other	199,251	177,493

	4,148,273	3,633,212

Expenses
Interest	886,014	961,664
Depreciation and amortization	1,206,817	1,012,605
Operating expenses	3,239,913	2,842,895
	5,332,744	4,817,164

NET LOSS	$(1,184,471)	$(1,183,952)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership	$ -	$ -

Net loss allocated to other Partners	$ (11,845)	$ (11,840)

Net loss suspended	$(1,172,626)	$(1,172,112)

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
December 31, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months ended September 30,
(Unaudited)

Series 2

	2003	2002

Revenues
Rental	$ 1,404,829	$ 1,240,165
Interest and other	47,826	119,261

	1,452,655	1,359,426

Expenses
Interest	202,889	270,767
Depreciation and amortization	304,279	326,366
Operating expenses	1,015,161	1,043,324
	1,522,329	1,640,457

NET LOSS	$ (69,674)	$ (281,031)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership	$ (14,117)	$ (25,090)

Net loss allocated to other Partners	$ (697)	$ (2,810)

Net loss suspended	$ (54,860)	$ (253,131)

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
December 31, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months ended September 30,

(Unaudited)

Series 3
	2003	2002

Revenues
Rental	$ 5,230,403	$ 6,495,730
Interest and other	197,624	207,968

	5,428,027	6,703,698

Expenses
Interest	1,291,066	1,605,924
Depreciation and amortization	1,531,625	1,925,870
Operating expenses	3,850,952	4,364,539
	6,673,643	7,896,333

NET LOSS	$(1,245,616)	$(1,192,635)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership	$ (15,300)	$ (90,387)

Net loss allocated to other partners	$ (12,456)	$ (11,926)

Net loss suspended	$(1,217,860)	$(1,090,322)

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
December 31, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months ended September 30,
(Unaudited)

Series 4

	2003	2002

Revenues
Rental	$ 5,349,972	$ 5,173,176
Interest and other	210,633	226,267

	5,560,605	5,399,443

Expenses
Interest	1,634,136	1,608,216
Depreciation and amortization	1,462,146	1,400,096
Operating expenses	3,786,356	3,339,862
	6,882,638	6,348,174

NET LOSS	$(1,322,033)	$ (948,731)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership	$ (616,925)	$ (540,879)

Net loss allocated to other Partners	$ (13,220)	$ (9,487)

Net loss suspended	$ (691,888)	$ (398,365)

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
December 31, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months ended September 30,
(Unaudited)

Series 5
	2003	2002

Revenues
Rental	$ 589,207	$ 605,986
Interest and other	40,830	67,283

	630,037	673,269

Expenses
Interest	78,981	126,675
Depreciation and amortization	168,640	177,318
Operating expenses	469,549	465,869
	717,170	769,862

NET LOSS	$ (87,133)	$ (96,593)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership	$ (8,022)	$ (16,847)

Net loss allocated to other Partners	$ (871)	$ (966)

Net loss suspended	$ (78,240)	$ (78,780)

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
December 31, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months ended September 30,
(Unaudited)

Series 6
	2003	2002

Revenues
Rental	$ 3,458,411	$ 3,621,555
Interest and other	175,592	183,282

	3,634,003	3,804,837

Expenses
Interest	687,850	767,278
Depreciation and amortization	941,463	855,381
Operating expenses	2,215,875	2,315,525
	3,845,188	3,938,184

NET INCOME (LOSS)	$ (211,185)	$ (133,347)

Net income (loss) allocated to Boston Capital Tax Credit Fund Limited Partnership	$ 321,553	$ 160,182

Net income (loss) allocated to other Partners	$ (2,112)	$ (1,333)

Net loss suspended	$ (530,626)	$ (292,196)

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

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS - CONTINUED

December 31, 2003
(Unaudited)

NOTE E - TAXABLE LOSS

The Partnership's taxable loss for the year ended December 31, 2003 are expected to differ from its loss for financial reporting purposes for the year ended March 31, 2004. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and differences between the equity method of accounting and the IRS accounting methods. No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners and assignees individually.

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

The Partnership is currently accruing the annual partnership management fee. Partnership management fees accrued during the quarter ended December 31, 2003 were $213,293 and total partnership management fees accrued as of December 31, 2003 were $10,565,708. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Partnership receives sales or refinancing proceeds from Operating Partnerships, which will be used to satisfy such liabilities.

The Partnership has also recorded other payables to affiliates of $1,017,602. The amount consists of advances to pay certain third party operating expenses of the Partnership, advances and/or loans to Operating Partnerships, and accrued overhead allocations. The breakout between Series are: $121,003 in Series 1, $112,520 in Series 2, $333,791 in Series 3, $423,856 in Series 4, none in Series 5, and $26,432 in Series 6. These and any future advances or accruals will be paid, without interest, from available cash flow, reporting fees, or proceeds of sales or refinancing of the Partnership's interest in Operating Partnerships.

Capital Resources

The Partnership offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on August 29, 1988. The Partnership received and accepted subscriptions for $97,746,940 representing 9,800,600 BACs from investors admitted as BAC Holders in Series 1 through Series 6 of the Partnership. Offers and sales of BACs in Series 1 through Series 6 of the Partnership were completed and the last of the BACs in Series 6 were issued by the Partnership on September 29, 1989. At December 31, 2003 and 2002 the Partnership had limited partnership equity interests in 100 and 103 Operating Partnerships, respectively.

As of December 31, 2003 the Partnership held $2,108,539 in cash and cash equivalents. Below is a table, which provides, by series, the equity raised, number of BACs sold, final date BACs were offered, number of properties currently held, and cash and cash equivalents balance as of December 31, 2003. $1,656,029 of Series 3 and $212,000 of Series 4 cash and cash equivalents represent proceeds being held from the sale of three Operating Partnerships as of December 31, 2003.
Series	Equity	BACs	Final Close Date	Number of Properties	Cash and Cash Equivalents
1	$12,999,000	1,299,900	12/18/88	18	$ 57,758
2	8,303,000	830,300	03/30/89	8	5,685
3	28,822,000	2,882,200	03/14/89	31	1,679,605
4	29,788,160	2,995,300	07/07/89	23	220,652
5	4,899,000	489,900	08/22/89	5	66,431
6	12,935,780	1,303,000	09/29/89	15	78,408

	$97,746,940	9,800,600		100	$2,108,539

Results of Operations

At December 31, 2003 and 2002 the Partnership held limited partnership interests in 100 and 103 Operating Partnerships, respectively. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

The Partnership incurs an annual partnership management fee to the General Partner and/or its affiliates in an amount equal to 0.375% of the aggregate cost of the Apartment Complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid by the Operating Partnerships. The annual partnership management fee is currently being accrued. It is anticipated that outstanding fees will be repaid from sale or refinancing proceeds. The annual partnership management fee charged to operations for the quarters ended December 31, 2003 and 2002, net of reporting fees received were $203,928 and $201,459, respectively.

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

Series 1

As of December 31, 2003 and 2002, the average Qualified Occupancy for the series was 100%. The series had a total of 18 properties at December 31, 2003, all of which were at 100% Qualified Occupancy.

For the nine months being reported, the series reflects a net loss from Operating Partnerships of $1,184,471. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $22,346.

Genesee Commons Associates (River Park Commons) has not made the minimum debt service payments outlined in the forbearance agreement since 1997. At this time the mortgage holder has not taken adverse action. The State of New York filed 8823's the last year of compliance resulting in a total recapture of $4,871. Due to the project completing the compliance period, this will be the final amount of recapture for the Operating Partnership. The operations at Genesee Commons Associates remain weak with an occupancy level consistent with prior years. The first, second, and third quarter 2003 average occupancy levels were 78%, 74%, and 75%, respectively, fourth quarter numbers have been requested. The management company continues to work with local and state agencies to locate qualified residents. Also, the management company has developed a referral system with local non-profit agencies and churches.

Effective July 2003, the Operating General Partner interest for Kingston Property Associates Limited Partnership (Broadway East Townhouses) sold from TFG/New York Properties, Inc. to Kingston Winn Limited Partnership. Also, the management company changed from The Finch Group to an affiliate of the new Operating General Partner, Winn Residential. The Lender and the Operating General Partner have entered into a Forbearance Agreement, dated July 16, 2003, which prevents the Lender from filing foreclosure action or accelerating the indebtedness providing they follow the terms outlined. The new Operating General Partner, is trying to re-syndicate the property. The 15 year compliance period for Kingston Property Associates ended December 31, 2002. Kingston Property Associates has incurred operating deficits as a result of weak occupancy. Historically, Kingston Property Associates has operated with an occupancy level below 80%. However, operations at this property have improved with a 2002 average occupancy level of 91%, and the first and second quarter of 2003 average occupancy was 93% and 91%, respectively. A request has been made for the third and fourth quarter numbers, but not received to date.

Series 2

As of December 31, 2003 and 2002, the average Qualified Occupancy for the series was 100%. The series had a total of eight properties at December 31, 2003, all of which were at 100% Qualified Occupancy.

For the nine months being reported the series reflects a net loss from the Operating Partnerships of $69,674. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $234,605.

Annadale Housing Partners (Annadale Apartments) has historically reported net losses due to operational issues associated with the property. As a result of efforts by the Operating General Partner and the management company, operations have demonstrated improvements. In 2002 rental increases combined with improved rental collections resulted in a 9.8% increase in rental revenues. Expenses, particularly maintenance costs, continue to be high due to the provisions of the loan agreements which stipulate that the Operating Partnership must spend a minimum of $55,000 per year on capital improvements, with the funding coming from operations. As a result of the increased rental revenues, the property operated at breakeven despite the high level of expense. In 2003, occupancy has slipped from the previous year's level, averaging 81.92% through December. The majority of the vacancies are in the elderly designated units where the occupancy rate is 76%. This has historically been the case as the senior population does not find the location a desirable one. There are no amenities in the area, and no transportation. Management has tried a variety of marketing approaches and has recently replaced the site staff in an effort to bring up occupancy. The new staff that has been in place for six months has just started to see improvements. Occupancy increased to 85% in December 2003 and will break 90% in January 2004. The staff has promoted events such as a food drive to bring the community together. A new advertisement has been running in the local paper offering the first months rent free at the Senior property. Managements goal is to reach occupancy of 95% by February 2004. As a result of the vacancies, revenues are slightly below 2002 levels. Operating expenses are at increased levels in 2003. Air conditioning expenses increased utility costs as late summer saw several days of triple digit heat. Maintenance expenses increased as management focused on completing some required capital improvements. Exterior painting of the buildings, sprinkler installation and repairs were completed, and carpet replacement were some of the higher expenses noted. Management anticipates that they will increase the occupancy levels, and the property will be able to breakeven going into the first quarter of 2004. The Investment General Partner will continue to monitor this Operating Partnership until occupancy increases and property operations stabilize.

Series 3.

As of December 31, 2003 and 2002, the average Qualified Occupancy for the series was 100% and 99.9%, respectively. The series had a total of 31 properties at December 31, 2003, all of which were at 100% Qualified Occupancy.

For the nine months being reported the series reflects a net loss from the Operating Partnerships of $1,245,616. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $286,009. The increase in net loss per BAC reported in the current quarter is primarily the result of the recording of the Sales and Prep Fees from the sale of two Operating Partnerships in the first quarter. The increase in net income per BAC reported in the current year is primarily the result of income reported from the sale of two Operating Partnerships in the first quarter. Additional information on the sale of the partnerships is provided below.

The Investment General Partner continues to monitor the operations of Lincoln Hotel Associates (Lincoln Apartments) in an effort to improve the overall operations of the Operating Partnership. Physical occupancy through the fourth quarter of 2003 averaged 93%. The stable occupancy, along with expense reductions, has resulted in improved operations. The mortgage is current under the terms of a forbearance agreement. The taxes, insurance and payables are also current. The Operating General Partner recently completed negotiations to replace management with a not-for-profit entity who is interested in assuming the ownership of the Operating Partnership once the tax credit compliance period has expired. A purchase option has been executed and recorded. The transfer of ownership is anticipated to occur during the first quarter of 2004.

In an attempt to capitalize on the strong California real estate market the Operating General Partner of California Investors VI (Orchard Park) entered into an agreement to sell the property and the transaction closed in June 2003. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. Sale proceeds due to Boston Capital Tax Credit Fund I-Series 3 (BCTC I) and Boston Capital Tax Credit Fund III-Series 17 (BCTC III) after repayment of advances made to the Operating Partnership are $453,144 and $31,790, respectively. Of the proceeds received it is estimated that approximately $397,078 and $27,857, respectively will be distributed to the investors. Provided that these are the actual amounts distributed, the per BAC distribution amounts will be .138 and .007 for Series 3 and 17, respectively. The total returned to the investors will be distributed based on the number of BACs held by each investor at the time of the sale. The investor distributions will be made once the 2003 tax return for the Operating Partnership has been received and the appropriate non-resident withholding calculations are completed. The amounts for each series, while different in actual dollars, represent the same percentage of return to each Investment Partnership. The remaining proceeds total of $60,000 is anticipated to be paid to BCAMLP for fees and expenses related to the sale. The breakdown of the amount to be paid to BCAMLP is as follows: $10,000 represents reimbursement of expenses incurred related to sale, which includes but is not limited to due diligence, legal and mailing costs; $50,000 represents a fee for overseeing and managing the disposition of the property. Since the Investment in Operating Partnership balance of California Investors VI for Series 3 was not equal to the sale proceeds received by the series, Series 3 recorded a gain on the sale of the Operating Partnership of $453,144

In an attempt to capitalize on the strong California real estate market the Operating General Partner of Hidden Cove Apartments (Hidden Cove) entered into an agreement to sell the property and the transaction closed in May 2003. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period and, to provide a recapture bond to avoid the recapture of the tax credits that have been taken. Sale proceeds due to Boston Capital Tax Credit Fund I-Series 3 (BCTC I) and Boston Capital Tax Credit Fund III-Series 15 (BCTC III) are $1,572,368 and $136,352, respectively. The majority of the sale proceeds were received by the Investment Partnerships in May 2003, and the balance was received in September 2003. Of the proceeds received, it is estimated that approximately $1,240,404 and $107,565, for Series 3 and Series 15, respectively will be distributed to the investors. Provided that these are the actual amounts distributed, the per BAC distributions will be .430 and .028 for Series 3 and 15, respectively. The total returned to the investors will be distributed based on the number of BACs held by each investor. The investor distributions will be made once the 2003 tax return for the Operating Partnership has been received and the appropriate non-resident withholding calculations are completed. The amounts for each series, while different in actual dollars, represent the same percentage of return to each Investment Partnership. The remaining proceeds total of $360,750 is anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $10,000 represents reimbursement of expenses incurred related to sale, which includes but is not limited to due diligence, legal and mailing costs; $50,000 represents a fee for overseeing and managing the disposition of the property; and $300,750 represents a partial payment of outstanding Asset Management Fees due to BCAMLP. Since the Investment in Operating Partnerships balances of Hidden Cove for Series 3 and Series 15 were not equal to the sale proceeds received by each series, Series 3 and Series 15 recorded gains on the sale of the Operating Partnership of $1,572,368 and $70,176, respectively.

Central Parkway Towers' (Central Parkway Towers) average occupancy decreased to 50% through December 2003 compared to 2002's average occupancy of 75%. The Management Company continues to work with the City of Cincinnati, the State of Ohio, as well as local non-profit agencies to expand tenant referrals and housing contracts. However, the City of Cincinnati has canceled support programs previously utilized by the property and the overall financial position has deteriorated significantly as a result of the decrease in occupancy. The Operating General Partner formally requested a release from his obligations as the Operating General Partner and property manager. Several alternative management companies were interviewed but none have expressed interest in assuming this responsibility. The Operating General Partner and the Investment Limited Partner have now agreed to stabilize the property to the best of their abilities in an attempt to reach the end of the compliance period on December 31, 2004. Funding will be minimized, and will include $5,000 per month for lease payments, up to $26,000 for insurance which expires in July and other necessary payments to keep the project operational through the end of 2004.

Series 4

As of December 31, 2003 and 2002, the average Qualified Occupancy for the series was 100%. The series had a total of 24 properties at December 31, 2003, all of which were at 100% Qualified Occupancy.

For the nine months being reported the series reflects a net loss from the Operating Partnerships of $1,322,033. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $140,113. The decrease in net loss per BAC reported in the current quarter and year is primarily the result of income reported from the sale of one Operating Partnerships.

Central Parkway Towers' (Central Parkway Towers) average occupancy decreased to 50% through December 2003 compared to 2002's average occupancy of 75%. The Management Company continues to work with the City of Cincinnati, the State of Ohio, as well as local non-profit agencies to expand tenant referrals and housing contracts. However, the City of Cincinnati has canceled support programs previously utilized by the property and the overall financial position has deteriorated significantly as a result of the decrease in occupancy. The Operating General Partner formally requested a release from his obligations as the Operating General Partner and property manager. Several alternative management companies were interviewed but none have expressed interest in assuming this responsibility. The Operating General Partner and the Investment Limited Partner have now agreed to stabilize the property to the best of their abilities in an attempt to reach the end of the compliance period on December 31, 2004. Funding will be minimized, and will include $5,000 per month for lease payments, up to $26,000 for insurance which expires in July and other necessary payments to keep the project operational through the end of 2004.

Operations at Van Dyck Estates XVI-A, A California L.P. (Van Dyck Estates XVI-A) have struggled to improve despite maintaining high occupancy levels. Occupancy averaged 96.88% through the fourth quarter of 2003. Operating expenses, particularly maintenance, have continued to increase in 2003 and as a result the property is operating slightly below breakeven. Maintenance costs incurred in 2003 have included replacing and repairing fences, and scraping and repainting the eaves on the roof, both repairs were required by Section 8 inspectors. These are expected to be one time costs. Turnover costs have also been running over budget this year. Several units have needed carpet and tile replacement on turnover. The Investment General Partner has negotiated a sale of its interest to the Operating General Partner of the Van Dyck Estates Partnership. The sales proceeds to the Investment Partnership would be the equivalent amount if the individual homes were sold separately to third party purchasers. The Investment General Partner anticipates the sale to close late in the first quarter or early in the second quarter of 2004.

Auburn Trace Limited (Auburn Trace) is a 256 unit property located in Delray Beach, Florida that operated below breakeven in 2002 and 2003. The primary cause of the negative cash flow is due to high operating expenses. The Operating General Partner is attempting to reduce operating expenses primarily in the areas of administration and maintenance. Maintenance costs have increased in 2002 and 2003 due to the replacement of air conditioner and water heater units and the addition of a security system at the property. Many units also had to be painted, carpeted and have cupboards replaced after tenant evictions. As these maintenance projects are completed, maintenance expense should decrease significantly. Physical occupancy has been consistently strong at this property, and is currently at 98% as of December 31, 2003. The Investment General Partner will work with the Operating General Partner to develop a plan to further reduce operating expenses and stabilize the property. The mortgage and property taxes, property insurance are current. The Operating General Partner continues to fund operating deficits.

During the quarter, Series 4 sold its Investment Partnership interest in Sunneyview II (Stoneridge Hill II) for total proceeds to the Investment Partnership or $212,000. Of the sale proceeds $175,000 was collected in August 2003 and the balance was collected in October 2003. Of the proceeds received it is anticipated $120,000 will be distributed to the investors. Provided that this is the actual amounts to be distributed, the per BAC distribution amounts will be $.04. The investor distributions will be made once the 2003 tax return for the Operating Partnership has been received and the appropriate non-resident withholding calculations are completed.

The remaining total of $92,000, is anticipated to be paid to Boston Capital Asset Management Limited Partnership (BCAMLP) for fees and expenses related to the sale and partial repayment of accrued asset management fees. The total returned to the investors will be distributed based on the number of BACs held by each investor at the time of the sale. The breakdown of the amount to be paid to BCAMLP is as follows: $10,000 represents reimbursement of expenses incurred related to sale, which includes but is not limited to due diligence, legal and mailing costs; $20,000 represents a fee for overseeing and managing the disposition of the property; and $62,000 will be used to paydown outstanding accrued asset management fees. Since the Investment in Operating Partnership balance of Sunneyview II was not equal to the sale proceeds received by the series, Series 4 has recorded a gain on the sale of the Operating Partnership.

Series 5

As of December 31, 2003 and 2002, the average Qualified Occupancy for the series was 100%. The series had a total of five properties at December 31, 2003, all of which were at 100% Qualified Occupancy.

For the nine months being reported the series reflects a net loss from the Operating Partnerships of $87,133. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $81,507.

Annadale Housing Partners (Annadale Apartments) has historically reported net losses due to operational issues associated with the property. As a result of efforts by the Operating General Partner and the management company, operations have demonstrated improvements. In 2002 rental increases combined with improved rental collections resulted in a 9.8% increase in rental revenues. Expenses, particularly maintenance costs, continue to be high due to the provisions of the loan agreements which stipulate that the Operating Partnership must spend a minimum of $55,000 per year on capital improvements, with the funding coming from operations. As a result of the increased rental revenues, the property operated at breakeven despite the high level of expense. In 2003, occupancy has slipped from the previous year's level, averaging 81.92% through December. The majority of the vacancies are in the elderly designated units where the occupancy rate is 76%. This has historically been the case as the senior population does not find the location a desirable one. There are no amenities in the area, and no transportation. Management has tried a variety of marketing approaches and has recently replaced the site staff in an effort to bring up occupancy. The new staff has been in place for six months have just started to see improvements. Occupancy increased to 85% in December and will break 90% in January 2004. The staff has promoted events such as a food drive to bring the community together. A new ad has been running in the local paper offering the first months rent free at the Senior property. Managements goal is to reach occupancy of 95% by February. As a result of the vacancies, revenues are slightly below 2002 levels. Operating expenses are at increased levels in 2003. Air conditioning expense increased utility costs as late summer saw several days of triple digit heat. Maintenance expenses increased as management focused on completing some required capital improvements. Exterior painting of the buildings, sprinkler installation and repairs were completed, and carpet replacement were some of the higher expenses noted. Management anticipates that they will increase the occupancy levels, and the property will be able to breakeven going into the first quarter of 2004. The Investment General Partner will continue to monitor this Operating Partnership until occupancy increases and property operations stabilize.

TKO Investment Properties V (Heather Ridge Apartments) is a 56-unit family property located in Redding, CA. Despite an average occupancy of 99% for 2003 the property is operating below breakeven. The operating deficit is due to high maintenance expenses associated with the age of this property. The property was originally rehabilitated in 1988. To improve the property's ability to generate cash, management has forfeited its management fee and implemented two rent increases; one in December of 2002 and the other during 2003. Management expects occupancy to remain strong; however, maintenance expenses are expected to be high for 2004. The Investment General Partner will closely monitor this property until it generates cash flow.

Series 6

As of December 31, 2003 and 2002, the average Qualified Occupancy for the series was 100%. The series had a total of 15 properties at December 31, 2003, all of which were at 100% Qualified Occupancy.

For the nine months being reported the series reflects a net loss from the Operating Partnerships of $211,185. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $730,278. The increase in net income per BAC for the current quarter and year is primarily the result in an increase in Operating Partnership losses suspended due to the equity method of accounting.

Socorro Properties, Limited Partnership, (Los Pueblos Apartments) located in Socorro, New Mexico, operated below breakeven throughout 2003. The primary reason for its negative cash flow is low occupancy, which averaged 78.39% for 2003, although occupancy increased by the end of the year and averaged 86.46% for the fourth quarter 2003. Occupancy reached 91% by December 2003. Earlier in 2003, the property was without a maintenance technician and the property suffered from some deferred maintenance. The Operating General Partner sent a maintenance coordinator and another maintenance technician who cured most of the deferred maintenance in mid-2003. The property has a lot of traffic, but the turnover is very high. The property brought on a new maintenance technician at the beginning of the third quarter of 2003.

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

Auburn Trace Limited (Auburn Trace) is a 256 unit property located in Delray Beach, Florida that operated below breakeven in 2002 and 2003. The primary cause of the negative cash flow is due to high operating expenses. The Operating General Partner is attempting to reduce operating expenses primarily in the areas of administration and maintenance. Maintenance costs have increased in 2002 and 2003 due to the replacement of air conditioner and water heater units and the addition of a security system at the property. Many units also had to be painted, carpeted and have cupboards replaced after tenant evictions. As these maintenance projects are completed, maintenance expense should decrease significantly. Physical occupancy has been consistently strong at this property, and is currently at 98% as of December 31, 2003. The Investment General Partner will work with the Operating General Partner to develop a plan to further reduce operating expenses and stabilize the property. The mortgage and property taxes, property insurance are current. The Operating General Partner continues to fund operating deficits.

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

Boston Capital Tax Credit Fund Limited Partnership

	By:	Boston Capital Associates Limited Partnership, General Partner

	By:	BCA Associates Limited Partnership, General Partner

	By:	C&M Management, Inc., General Partner

Date:

February 20, 2004	By:/s/ John P. Manning
John P. Manning