Form 10-K
period 2004-03-31
BOSTON CAPITAL TAX CREDIT FUND LTD PARTNERSHIP
filed 2004-07-14
CIK 835095

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PERSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended March 31, 2004

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

☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the ACT)

YES	☐	NO	☒

DOCUMENTS INCORPORATED BY REFERENCE

The following documents of the Partnership are incorporated by reference:

Form 10-K Parts	Documents

Parts I, III	October 14, 1988 Prospectus, as supplemented

BOSTON CAPITAL TAX CREDIT FUND LIMITED PARTNERSHIP
Form 10-K ANNUAL REPORT
FOR THE YEAR ENDED MARCH 31, 2004

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

Description of Business

The Partnership’s principal business is to invest as a limited partner in other limited partnerships (the “Operating Partnerships”), each of which was to own or lease and operate an Apartment Complex exclusively or partially for low- and moderate-income tenants.  Each Operating Partnership in which the Partnership has invested owns an Apartment Complex which is completed, newly-constructed, or newly-rehabilitated. Each Apartment Complex qualified for the low-income housing tax credit under Section 42 of the Code (the “Federal Housing Tax Credit”), thereby providing tax benefits over a period of eleven years in the form of tax credits which investors may use to offset income, subject to certain strict limitations, from other sources.  Certain of the Apartment Complexes also qualified for the historic rehabilitation tax credit under Section 47 of the Code (the “Rehabilitation Tax Credit”).  The Federal Housing Tax Credit and the Government Assistance programs are described on pages 53 to 73 of the Prospectus under the caption “Government

Assistance Programs,” which is incorporated herein by reference.  Section 236 (f) (ii) of the National Housing Act, as amended, in Section 101 of the Housing and Urban Development Act of 1965, as amended, each provide for the making by HUD of rent supplement payments to low income tenants in properties which receive other forms of federal assistance such as Tax Credits.  The payments for each tenant, which are made directly to the owner of their property, generally are in such amounts as to enable the tenant to pay rent equal to 30% of the adjusted family income.  Some of the Apartment Complexes in which the Partnership has invested are receiving such rent supplements from HUD.  HUD has been in the process of converting rent supplement assistance to assistance paid not to the owner of the Apartment Complex, but directly to the individuals.  At this time, the Partnership is unable to predict whether Congress will continue rent supplement programs payable directly to owners of the Apartment Complex.

At March 31, 2004, the Partnership had limited partnership equity interests in ninety-three operating partnerships which own operating apartment complexes as follows: eighteen in Series 1; eight in Series 2; thirty in Series 3; eighteen in Series 4; four in Series 5; and fifteen in Series 6.  A description of these Operating Partnerships is set forth in Item 2 herein.

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

Item 2.    Properties

The Partnership has acquired a limited partnership interest in each of the ninty-nine Operating Partnerships identified in the following tables.  In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each Apartment Complex which complied with the Minimum Set-Aside Test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as “Qualified Occupancy”.  Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus, as supplemented, or applicable Report on Form 8-K.  The General Partner believes that there is adequate casualty insurance on the properties.

Please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed discussion of operational difficulties experienced by certain of the Operating Partnerships.

Boston Capital Tax Credit Fund Limited Partnership - Series 1

PROPERTY PROFILES AS OF MARCH 31, 2004

Property Name	Location	Units	Mortgage Balance As Of 12/31/03	Construction Completion	Qualified Occupancy 3/31/04	Capital Contrib- uted
Apple Hill Apartments	West Newton, NC	44	$1,459440	01/88	100%	$317,660

Bolivar Manor Apartments	Bolivar, NY	24	866,574	11/88	100%	180,498

Briarwood Apartments	Vero Beach, FL	45	1,451,139	08/89	100%	386,368

Broadway East	Kingston, NY	122	5,184,279	06/89	100%	952,500

Country Knoll	Coldwater, MI	32	922,555	07/89	100%	202,610

Country Village Apts	Warwick, NY	64	3,119,075	04/89	100%	845,000

Elk Rapids II Apartments	Elk Rapids, MI	24	727,391	02/89	100%	161,078

Green Acres Apartments	Yulee, FL	47	1,475,167	08/89	100%	394,500

Inglewood Meadows	St. Cloud, FL	50	1,459,546	11/88	100%	394,400

Minnehaha Court Apts.	St. Paul, MN	24	1,058,159	11/88	100%	631,138

Moss Creek Apartments	Wewahitchka, FL	23	697,966	06/88	100%	207,592

River Park Commons	Rochester, NY	402	9,783,425	12/88	100%	2,315,400

Sunset West Apartments	Conneaut, OH	40	1,152,219	04/88	100%	250,701

Property Name	Location	Units	Mortgage Balance As Of 12/31/03	Construction Completion	Qualified Occupancy 3/31/04	Capital Contrib- uted
Villas of Geneva	Geneva, OH	40	$1,167,966	08/88	100%	$254,967

Virginia Circle Townhomes	St. Paul, MN	16	619,928	06/88	100%	395,000

Westchase Apartments	Three Rivers, MI	32	949,611	07/89	100%	202,610

Wood Creek Manor	Saulte St. Marie, MI	32	950,195	07/89	100%	213,390

Woodland Terrace	St. Cloud, FL	50	1,459,546	11/88	100%	394,500

Boston Capital Tax Credit Fund Limited Partnership - Series 2

PROPERTY PROFILES AS OF MARCH 31, 2004

Property Name	Location	Units	Mortgage Balance As Of 12/31/03	Construction Completion	Qualified Occupancy 3/31/04	Capital Contrib- uted
Annadale Apartments	Fresno, CA	222	$11,134,030	06/90	100%	$1,736,542

Calexico Village Apts.	Calexico, CA	36	1,541,029	04/90	100%	464,896

Glenhaven Park III	Merced, CA	15	468,348	12/89	100%	490,000

Glenhaven Park	Merced, CA	12	376,579	06/90	100%	395,300

Heber II Village Apts.	Heber, CA	24	1,076,524	04/89	100%	345,000

Redondo II Apts.	Westmorland, CA	32	1,414,330	07/90	100%	580,000

Redwood Creek Apts.	McKinleyville, CA	48	1,742,773	12/89	100%	688,572

Thunderbird Apartments	Mecca, CA	54	2,561,465	07/90	100%	1,012,157

Boston Capital Tax Credit Fund Limited Partnership - Series 3

PROPERTY PROFILES AS OF MARCH 31, 2004

Property Name	Location	Units	Mortgage Balance As Of 12/31/03	Construction Completion	Qualified Occupancy 3/31/04	Capital Contrib- uted
The 128 Park Street Lodging House	Dorchester, MA	16	$500,806	07/88	100%	$340,000

Ashley Senior Center Apts.	Ashland, OR	62	1,753,637	05/89	100%	495,500

Belfast Birches	Belfast, ME	24	1,068,707	05/89	100%	245,000

The Bowditch School Lodging House	Jamaica Plain, MA	50	1,572,255	12/89	100%	883,623

Carriage Gate Apartments	Palatka, FL	48	1,447,088	11/89	100%	385,000

Central Parkway Towers	Cincinnati, OH	225	2,800,000	12/89	100%	4,482,818

Colony Court Apartments	Eustis, FL	46	1,468,820	06/89	100%	384,200

Crane Street Court	Littleton, NH	33	1,451,360	12/88	100%	293,000

Cruz Bay Apartments	St. John, USVI	20	1,465,593	02/89	100%	285,820

Fiddler’s Creek Apartments	Southport, NC	24	1,209,755	02/89	100%	200,397

Gilmore Court	Jaffrey, NH	28	1,363,351	06/89	100%	288,660

Greenwood Apartments	Owosso, MI	48	1,410,403	08/89	100%	312,090

Hillmont Apartments	Lake Park, GA	42	1,115,917	05/89	100%	265,218

Property Name	Location	Units	Mortgage Balance As Of 12/31/03	Construction Completion	Qualified Occupancy 3/31/04	Capital Contrib- uted
Jackson Apartments	Jackson, WY	28	$1,170,808	07/89	100%	$225,000

Lake North Apartments	Lady Lake, FL	36	1,036,024	01/89	100%	220,780

Lakewood Terr Apartments	Lakeland, FL	132	3,405,007	08/89	100%	572,400

Mann Village Apartments	Indianapolis, IN	204	4,967,272	05/89	100%	2,620,620

Maplewood Apartments	Cloquet, MN	24	743,667	04/89	100%	150,800

Mound Plaza Apartments	Moundville, AL	24	612,783	09/89	100%	129,465

Oak Crest Manor II	Brainerd, MN	30	893,439	05/89	100%	168,130

Orangewood Villas	Umatilla, FL	45	1,447,957	09/89	98%	358,350

Paige Hall Apartments	Minneapolis, MN	69	2,253,150	04/89	100%	378,538

Queens Court Apts.	Philadelphia, PA	32	651,210	01/89	100%	759,500

Rainbow Apartments	Yuma, AZ	81	1,987,010	01/89	100%	702,968

Ripon Apartments	Ripon, WI	24	834,744	07/89	100%	176,260

Property Name	Location	Units	Mortgage Balance As Of 12/31/03	Construction Completion	Qualified Occupancy 3/31/04	Capital Contrib- uted
Sun Village Apartments	Groveland, FL	34	$1,027,229	05/88	100%	$211,880

Taylor Terrace Apartments	W. Pittsburgh, PA	30	1,035,207	11/88	100%	227,103

The Grove Apartments	Vidalia, GA	54	1,460,280	05/89	100%	345,621

Trinidad Apartments	Trinidad, CO	24	904,843	06/89	100%	202,000

Vassar Apartments	Vassar, MI	32	903,400	11/89	100%	189,596

Boston Capital Tax Credit Fund Limited Partnership - Series 4

PROPERTY PROFILES AS OF MARCH 31, 2004

Property Name	Location	Units	Mortgage Balance As Of 12/31/03	Construction Completion	Qualified Occupancy 3/31/04	Capital Contrib- uted
Amory Square Apartments	Windsor, VT	74	$1,942,746	09/89	100%	$1,644,338

Auburn Trace	Delray Beach, FL	256	9,298,521	01/90	100%	2,849,298

Ault Apartments	Ault, CO	16	481,624	07/89	100%	92,232

Berkshire Apartments	Wichita, KS	90	1,788,276	09/89	100%	1,829,104

Bowditch School Lodging House	Jamaica Plain, MA	50	1,572,255	12/89	100%	619,300

Burlwood Apartments	Cripple Creek, CO	10	358,131	08/89	100%	45,600

Cambria Commons	Cambria, NY	24	1,034,192	07/89	100%	367,600

Central Parkway Towers	Cincinnati, OH	225	2,800,000	12/89	100%	944,322

Clearview Apartments	Monte Vista, CO	24	742,338	11/89	100%	166,400

Greenwood Terrace	Quincy, FL	36	1,059,594	09/89	100%	282,000

Jefferson Pl Apartments	Monticello, FL	38	1,085,384	12/89	100%	294,150

Landmark Apartments	Chesapeake, VA	120	2,640,397	05/89	100%	1,470,835

Property Name	Location	Units	Mortgage Balance As Of 12/31/03	Construction Completion	Qualified Occupancy 3/31/04	Capital Contrib- uted

Meadowcrest Apartments	Southfield, MI	83	2,791,747	10/90	100%	$1,055,404

Milliken Apartments	Milliken, CO	28	844,703	08/89	100%	135,000

New Grand Hotel	Salt Lake City,UT	80	2,704,113	03/90	100%	2,823,370

Rosenberg Hotel	Santa Rosa, CA	77	1,721,306	01/92	100%	844,300

Shockoe Hill Apartments II	Richmond, VA	64	1,858,072	09/89	100%	1,110,590

Thompson Village Apts.	Indianapolis, IN	240	5,235,051	12/89	100%	2,098,660

Boston Capital Tax Credit Fund Limited Partnership - Series 5

PROPERTY PROFILES AS OF MARCH 31, 2004

Property Name	Location	Units	Mortgage Balance As Of 12/31/03	Construction Completion	Qualified Occupancy 3/31/04	Capital Contrib- uted
Annadale Apartments	Fresno, CA	222	$11,134,030	06/90	100%	$1,161,810

Calexico Village Apartments	Calexico, CA	36	1,541,029	04/90	100%	128,174

Heather Ridge Apartments	Redding, CA	56	654,138	09/89	100%	1,182,030

Point Arena Village	Point Arena, CA	25	1,177,334	02/90	100%	444,830

Boston Capital Tax Credit Fund Limited Partnership - Series 6

PROPERTY PROFILES AS OF MARCH 31, 2004

Property Name	Location	Units	Mortgage Balance As Of 12/31/03	Construction Completion	Qualified Occupancy 3/31/04	Capital Contrib- uted
Auburn Trace	Delray Beach, FL	256	$9,298,521	01/90	100%	$1,971,457

Briarwood Estates	Cameron, MO	24	558,831	09/88	100%	137,367

Columbia Park Apts.	Richland, WA	140	1,712,553	02/90	100%	1,607,375

Eldon Estates	Eldon, MO	24	544,952	07/88	100%	139,221

Forty West Apartments	Holland, MI	120	1,723,058	02/90	100%	1,431,562

Hacienda Villa Apartments	Firebaugh, CA	120	3,608,759	01/90	100%	1,460,316

Hillandale Commons	Lithonia, GA	132	4,535,581	01/90	100%	1,444,800

Kearney Properties II	Kearney, MO	16	355,955	03/88	100%	99,334

Los Pueblos Apartments	Socorro, NM	32	1,226,106	05/88	100%	414,851

Pleasant Hill	Pleasant Hill, MO	24	551,478	12/88	100%	141,624

Rosenberg Apartments	Santa Rosa, CA	77	1,721,306	01/92	100%	555,700

Sherburne Senior Housing	Sherburne, NY	29	1,286,557	10/89	100%	578,409

Springridge III	Warrensburg, MO	24	559,158	02/88	100%	162,393

Tall Pines Apartments	Charlestown, NH	32	1,408,839	11/89	100%	302,491

Woodcliff Apartments	Ishpeming, MI	24	744,187	11/89	100%	192,996

Item 3.                    Legal Proceedings

None.

Item 4.                    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.                    Market for the Partnership’s Limited Partnership Interests and Related Partnership Matters and Issuer Parchases of Partnership Interests

(a)           Market Information

The Partnership is classified as a limited partnership and thus has no common stock.  There is no established public trading market for the BACs and it is not anticipated that any public market will develop.

(b)           Approximate number of security holders.

As of March 31, 2004, the Partnership has 6,866 registered BAC Holders for an aggregate of 9,800,600 BACs which were offered a subscription price of $10 per BAC.

The BACs were issued in series.  Series 1 had 977 investors holding 1,299,900 BACs; Series 2 had 664 investors holding 830,300 BACs; Series 3 had 2,155 investors holding 2,882,200 BACs; Series 4 had 1,910 investors holding 2,995,300 BACs; Series 5 had 368 investors holding 489,900 BACs; and Series 6 had 792 investors holding 1,303,000 BACs.

(c)           Dividend history and restriction.

The Partnership has made no distributions of Net Cash Flow to its BAC Holders from its inception, June 1, 1988 through March 31, 2004.

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

Item 6.                    Selected Financial Data

The information set forth below presents selected financial data of the Partnership for each of the five years in the period ended March 31, 2004.  Additional detailed financial information is set forth in the audited financial statements listed in Item 14 hereof.

	March 31, 2004	March 31, 2003	March 31, 2002	March 31, 2001	March 31, 2000
Operations
Interest Income	$11,140	$1,726	$2,685	$3,255	$3,362
Other Income	66,063	16,194	38,023	1,266	888

Share of Loss of Operating Partnerships	1,501,868	(950,064)	(617,075)	(1,691,359)	(1,797,917)

Operating Exp.	(1,108,365)	(1,020,779)	(1,050,289)	(1,000,088)	(1,058,874)

Net Income (Loss)	470,706	(1,952,923)	(1,626,656)	(2,686,926)	(2,852,541)

Net Income (Loss) per BAC	$.05	$(.20)	$(.16)	$(.27)	$(.29)

Balance Sheet

Total Assets	$9,739,311	$8,893,597	$9,825,826	$10,428,373	$12,057,796

Total Liab.	$11,510,858	$11,135,850	$10,115,156	$9,091,047	$8,033,544

Partners’ Equity	$(1,771,547)	$(2,242,253)	$(289,330)	$1,337,326	$4,024,252

Other Data

Tax Credits per BAC for the Investors Tax Year, the twelve months ended December 31, 2003, 2002, 2001, 2000, and 1999*	$.02	$.02	$.03	$.15	$.76

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

Liquidity

The Partnership’s primary source of funds was the proceeds of its public offering.  Other sources of liquidity include  (i) interest earned on capital contributions held pending investment or held for working capital reserves and (ii) cash distributions from operations of the Operating Partnerships in which the Partnership has invested.  These sources of liquidity are available to meet the obligations of the Partnership.  The Partnership is currently accruing the annual partnership management fees, which allows each series the ability to pay non-affiliated third party obligations.  During the fiscal year ended March 31, 2004 the Partnership accrued $858,887 in annual partnership management fees.  During the fiscal year ended March 31, 2004 the Partnership paid $377,095 in partnership management fees.  As of March 31, 2004, total partnership management fees accrued were $10,695,613.  Pursuant to the Partnership Agreement, such liabilities will be deferred until the Partnership receives sales or refinancing proceeds from Operating Partnerships which will be used to satisfy such liabilities.

An affiliate of the general partner has advanced $572,506 to the Partnership to pay certain third party operating expenses and to make advances and/or loans to Operating Partnerships.  The amounts advanced to four of the six series are as follows: $90,810 to Series 1; $75,000 to Series 2; $264,474 to Series 3; and $142,222 to Series 4.  These and any additional advances will be paid, without interest, from available cash flow, reporting fees, or the proceeds of sales or refinancing of the Partnership’s interests in Operating Partnerships.  The Partnership anticipates that as the Operating Partnerships continue to mature, more cash flow and reporting fees will be generated.  Cash flow and reporting fees will be added to the Partnership’s working capital and will be available to meet future third party obligations of the Partnership.  The Partnership is currently pursuing, and will continue to pursue, available cash flow and reporting fees.

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

As of March 31, 2004, the net proceeds from the offer and sale of BACs in Series 1 had been used to invest in a total of 18 Operating Partnerships in an aggregate amount of $9,407,952, and the Partnership had completed payment of all installments of its capital contributions.  Series 1 had $57,437 in Working Capital at March 31, 2004.

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

As of March 31, 2004, the net proceeds of the offer and sale of BACs in Series 2 had been used to invest in a total of 8 Operating Partnerships in an aggregate amount of $6,498,176, and the Partnership had completed payment of all installments of its capital contributions.  Series 2 had $4,947 in Working Capital at March 31, 2004.

(Series 3).  The Partnership received and accepted subscriptions for $28,822,000, representing 2,882,200 BACs from investors admitted as BAC Holders in Series 3.  Offers and sales of BACs in Series 3 were completed and the last of the BACs in Series 3 were issued by the Partnership on March 14, 1989.

As of March 31, 2004, the net proceeds of the offer and sale of BACs in Series 3 had been used to invest in a total of 30 Operating Partnerships in an aggregate amount of $21,738,797, and the Partnership had completed payment of all installments of its capital contributions.  Series 3 had $22,071 in Working Capital at March 31, 2004.  Series 3 also held deposits of property sale proceeds of $1,656,029 at March 31, 2004.

(Series 4).  The Partnership commenced offering BACs in Series 4 on March 27, 1989.  The Partnership received and accepted subscriptions for 29,788,160, representing 2,995,300 BACs from investors admitted as BAC Holders in Series 4.  Offers and sales of BACs in Series 4 were completed and the last of the BACs in Series 4 were issued by the Partnership on July 7, 1989.

As of March 31, 2004, the net proceeds from the offer and sale of BACs in Series 4 had been used to invest in a total of 18 Operating Partnerships in an aggregate amount of $22,934,082, and the Partnership had completed payment of all installments of its capital contributions.  Series 4 had $35,175 in Working Capital at March 31, 2004.  Series 4 also held deposits of property sale proceeds of $384,763 at March 31, 2004.

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

As of March 31, 2004, the net proceeds of the offer and sale of BACs in Series 5 had been used to invest in a total of 4 Operating Partnerships in an aggregate amount of $3,431,044, and the Partnership had completed payment of all installments of its capital contributions. Series 5 had $66,335 in Working Capital at March 31, 2004.

(Series 6).  The Partnership commenced offering BACs in Series 6 on July 18, 1989.  The Partnership received and accepted subscriptions for $12,935,780, representing 1,303,000 BACs from investors admitted as BAC Holders in Series 6.  Offers and sales of BACs in Series 6 were completed and the last of the BACs in Series 6 were issued by the Partnership on September 29, 1989.

As of March 31, 2004 the net proceeds from the offer and sale of BACs in Series 6 had been used to invest in a total of 15 Operating Partnerships in an aggregate amount of $10,652,631, and the Partnership had completed payment of all installments of its capital contributions.  Series 6 had $94,982 in Working Capital at March 31, 2004.

Results of Operations

The Partnership incurs an annual partnership management fee payable to the General Partner and/or its affiliates in an amount equal to 0.375% of the aggregate cost of the Apartment Complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid or payable by the Operating Partnerships.  The annual partnership management fee incurred net of reporting fees for the fiscal years ended March 31, 2004 and 2003 was $765,468 and $838,478, respectively.  The amount is anticipated to be lower for subsequent fiscal years as more of the Operating Partnerships begin to pay accrued and annual partnership management and reporting fees.  During the fiscal years ended March 31, 2004 and 2003, the Partnership received $93,419 and $73,017, respectively, in reporting fees from the Operating Partnerships

The Partnership’s investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested.  The Partnership’s investments in Operating Partnerships have been made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

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

(Series 1).  As of March 31, 2004 and 2003, the Qualified Occupancy for the Series was 100%.  The Series had a total of 18 properties at March 31, 2004, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2003 and 2002, the Series, in total, generated $2,391,733 and $2,127,937, respectively, in passive income tax losses that were passed through to the investors.  As of December 31, 2001 all of the Operating Partnerships in Series 1 had completed their respective credit periods and it is not expected that any additional tax credits will be generated.

For the years ended December 31, 2003 and 2002 Series 1 reflects a net loss from Operating Partnerships of $582,030 and $1,547,903, respectively, when adjusted for depreciation which is a non-cash item.  Operations in the current and prior year were negatively impacted by operations at Gennesee Commons, which are discussed below.  Operations in the prior year were also negatively impacted by an Impairment Loss reported by one of the Operating Partnerships.

Gennesee Commons Associates (River Park Commons) is a 402 unit property located in Rochester, New York.  The property is at the end of the compliance period and currently in negotiations to be sold to a local developer. The property has not made the minimum debt service payments outlined in the forbearance agreement since 1997.  At this time, the mortgage holder has not taken adverse action.  The property’s financial trouble stems from lack of income due to low occupancy.  Occupancy was 72% as of December 2003.  The property cannot keep up with its Reserve Requirement deposits and accounts payable were $472,171 for 2003, an increase of 65% from 2002.  In addition, the utility expense increased by 15% from 2002 to 2003 due to an inadequate heating system which cannot be replaced because of the structure of the building. The property itself is not in good physical condition, which is hindering its ability to stay competitive.  Other factors that affect occupancy at this time, are a decrease in population in the area, and a depressed local economy.  Maintenance and administrative expenses have come down in 2003 from 2002 and the operating account balance was strong at $59,172. The management company continues to work with local and state agencies to locate qualified residents.  Also, the management company has developed a referral system with local non-profit agencies and churches. The Investment General Partner has requested first quarter 2004 information on the property, and continues to work diligently with the management company on strengthening property operations.

Kingston Property Associates (Broadway East Townhouses) is a 122 unit property located in Kingston, New York.  Effective July 2003, the Operating General Partner interest for Kingston Property Associates Limited Partnership sold from TFG/New York Properties, Inc. to Kingston Winn Limited Partnership.  Also, the management company changed from The Finch Group to an affiliate of the new Operating General Partner, Winn Residential.  The Lender and the Operating General Partner have entered into a Forbearance Agreement, dated July 16, 2003, which prevents the Lender from filing foreclosure action or accelerating the indebtedness providing they follow the terms outlined.  The new Operating General Partner is trying to re-syndicate the property.  The 15-year compliance period for Kingston Property Associates ended December 31, 2002.

(Series 2).  As of March 31, 2004 and 2003, the Qualified Occupancy for the series was 100%.  The Series had a total of 8 properties at March 31, 2004, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2003 and 2002, the Series, in total, generated $376,519 and $885,930, respectively, in passive income tax losses that were passed through to the investors, and also provided $0.06 in tax credits per BAC to the investors for both years.

For the years ended December 31, 2003 and 2002 Series 2 reflects a net loss from Operating Partnerships of $302,556 and $156,586, respectively, when adjusted for depreciation which is a non-cash item.   Operations in the current year were negatively impacted by the operations at Annadale Housing Partners, which are discussed below.  Current year operations were also negatively impacted by a one time impairment loss reported by another Operating Partnership in the amount of $170,000.

Annadale Housing Partners (Annadale Apartments) has historically reported net losses due to operational issues associated with the property. In 2003, occupancy decreased from the previous year’s level, averaging 81.92% through December.  Due to the efforts of management, occupancy has shown improvement in the first quarter of 2004, with March occupancy at 86%.  The majority of the vacancies are in the elderly designated units where the occupancy rate is 66%.  This has historically been the case as the senior population does not find the location a desirable one.  There are no amenities in the area, and no transportation.  Management has tried a variety of marketing approaches and has recently replaced the site staff in an effort to bring up occupancy.  The new staff that has been in place for six months has just started to see improvements.  Management has promoted events such as a food drive to bring the community together.  A new advertisement has been running in the local paper offering the first months rent free at the Senior property.  Expenses decreased from the prior year levels, however remain higher than the state average.  Maintenance costs continue to be high due to the provisions of the loan agreements which stipulate that the Operating Partnership must spend a minimum of $55,000 per year on capital improvements, with the funding coming from operations. Capital improvements undertaken in 2003 include exterior painting of the buildings, completion of sprinkler installation and repairs, and carpet replacement.  Air conditioning expenses increased utility costs as late summer saw several days of triple digit heat.  Despite the decreased occupancy and the high expenses, the Operating Partnership operated above breakeven in 2003, primarily due to the accrual of soft debt.  Operating statements through March 2004 demonstrate that the Operating Partnership continues to operate above breakeven. The Investment General Partner will continue to monitor this Operating Partnership until occupancy increases and property operations stabilize.

(Series 3).  As of March 31, 2004 and 2003, the Qualified Occupancy for the Series was 100%.  The Series had a total of 30 properties at March 31, 2004, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2003 and 2002, the Series, in total, generated $2,582,247 and $2,451,603, respectively, in passive income tax losses that were passed through to the investors, and also provided $0.04 in tax credits per BAC to the investors for both years.

For the years ended December 31, 2003 and 2002 Series 3 reflects a net loss from Operating Partnerships of $245,479 and 75,734, respectively, when adjusted for depreciation which is a non-cash item.  Operations in the current year were negativly impacted by the operations at Central Parkway Towers, which are discussed below.

Central Parkway Towers’ (Central Parkway Towers) average occupancy decreased to 45% through March 2004 compared to 2003’s average occupancy of 81%.  The City of Cincinnati has canceled support programs previously utilized by the property to enhance occupancy.  The property’s overall financial position has deteriorated significantly as a result of this decrease in occupancy.  The Operating General Partner had requested a release from his obligations, but no one else has expressed interest in assuming this responsibility.   The Operating General Partner and the Investment General Partner have now agreed to stabilize the property to the best of their abilities in an attempt to reach the end of the compliance period on December 31, 2004, there by avoiding the possibility of recapture of the tax credits.  Funding will be minimized, and may include $5,000 per month for lease payments, up to $26,000 for insurance which expires in July and other necessary payments to keep the project operational through the end of 2004.  The Investment General Partner has funded $5,000 through first quarter.  The Operating General Partner requested a change in the Partnership Agreement to assign his interest to an LLC to limit his liability through the remaining term. The Investment General Partner has approved the request.  At the end of the compliance period the Investment General Partner will allow the lease to revert back to the Operating General Partner and will no longer have an interewt in the Operating Partnership.

Lincoln Hotel Associates was sold to Caritas Communities, Inc. in February 2004.  Caritas Communities, Inc. is a non-profit corporation that specializes in housing indigent and homeless populations.  Historically, Lincoln Hotel’s operations struggled.  The property operated under a forbearance agreement with the lender beginning in 1997.  The Operating General Partner entered into an Option Agreement to sell the property to Caritas Communities, Inc. upon the expiration of the Compliance Period on December 31, 2003.

In an attempt to capitalize on the strong California real estate market the Operating General Partner of California Investors VI (Orchard Park) entered into an agreement to sell the property and the transaction closed in June 2003.  As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken.  Sale proceeds due to Boston Capital Tax Credit Fund I-Series 3 (BCTC I) and Boston Capital Tax Credit Fund III-Series 17 (BCTC III) after repayment of advances made to the Operating Partnership are $453,144 and $31,790, respectively.  Of the proceeds received it is estimated that approximately $397,078 and $27,857, respectively will be distributed to the investors.  Provided that these are the actual amounts distributed, the per BAC distribution amounts will be $.138 and $.007 for Series 3 and 17, respectively. The total returned to the investors will be distributed based on the number of BACs held by each investor at the time of the sale. The investor distributions will be made once the 2003 tax return for the Operating Partnership has been received and the appropriate non-resident withholding calculations are completed. The amounts for each series, while different in actual dollars, represent the same percentage of return to each Investment Partnership.  The remaining proceeds total of $60,000 is anticipated to be paid to BCAMLP for fees and expenses related to the sale. The breakdown of the amount to be paid to BCAMLP is as follows:  $10,000 represents reimbursement of expenses incurred related to sale, which includes but is not limited to due diligence, legal and mailing costs; $50,000 represents a fee for overseeing and managing the disposition of the property. Since the Investment in Operating Partnership balance of California Investors VI for Series 3 was not equal to the sale proceeds received by the series, Series 3 recorded a gain on the sale of the Operating Partnership of $453,144

In an attempt to capitalize on the strong California real estate market the Operating General Partner of Hidden Cove Apartments (Hidden Cove) entered into an agreement to sell the property and the transaction closed in May 2003.  As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period and, to provide a recapture bond to avoid the recapture of the tax credits that have been taken.  Sale proceeds due to Boston Capital Tax Credit Fund I-Series 3 (BCTC I) and Boston Capital Tax Credit Fund III-Series 15 (BCTC III) are $1,572,368 and $136,352, respectively.  The majority of the sale proceeds were received by the Investment Partnerships in May 2003, and the balance was received in September 2003.  Of the proceeds received, it is estimated that approximately $1,240,404 and $107,565, for Series 3 and Series 15, respectively will be distributed to the investors.  Provided that these are the actual amounts distributed, the per BAC distributions will be $.430 and $.028 for Series 3 and 15, respectively. The total returned to the investors will be distributed based on the number of BACs held by each investor.  The investor distributions will be made once the 2003 tax return for the Operating Partnership has been received and the appropriate non-resident withholding calculations are completed.  The amounts for each series, while different in actual dollars, represent the same percentage of return to each Investment Partnership.  The remaining proceeds total of $360,750 is anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows:  $10,000 represents reimbursement of expenses incurred related to sale, which includes but is not limited to due diligence, legal and mailing costs; $50,000 represents a fee for overseeing and managing the disposition of the property; and $300,750 represents a partial payment of outstanding Asset Management Fees due to BCAMLP.  Since the Investment in Operating Partnerships balances of Hidden Cove for Series 3 and Series 15 were not equal to the sale proceeds received by each series, Series 3 and Series 15 recorded gains on the sale of the Operating Partnership of $1,572,368 and $70,176, respectively.

(Series 4).  As of March 31, 2004 and 2003, the Qualified Occupancy for the series was 100%.  The Series had a total of 18 properties at March 31, 2004, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2003 and 2002, the Series, in total, generated $1,889,285 and $1,774,027, respectively, in passive income tax losses that were passed through to the investors.  As of December 31, 2001 all of the Operating Partnerships in Series 4 had completed their respective credit periods and it is not expected that any additional tax credits will be generated.

For the years ended December 31, 2003 and 2002 Series 4 reflects a net loss from Operating Partnerships of $268,041 and $98,258, respectively, when adjusted for depreciation which is a non-cash item.  Operations in the current year were negativly impacted by the operations at Central Parkway Towers, which are discussed below.

Central Parkway Towers’ (Central Parkway Towers) average occupancy decreased to 45% through March 2004 compared to 2003’s average occupancy of 81%.  The City of Cincinnati has canceled support programs previously utilized by the property to enhance occupancy.  The property’s overall financial position has deteriorated significantly as a result of this decrease in occupancy.  The Operating General Partner had requested a release from his obligations, but no one else has expressed interest in assuming this responsibility.   The Operating General Partner and the Investment General Partner have now agreed to stabilize the property to the best of their abilities in an attempt to reach the end of the compliance period on December 31, 2004, there by avoiding the possibility of recapture of the tax credits.  Funding will be minimized, and may include $5,000 per month for lease payments, up to $26,000 for insurance which expires in July and other necessary payments to keep the project operational through the end of 2004.  The Investment General Partner has funded $5,000 through first quarter.  The Operating General Partner requested a change in the Partnership Agreement to assign his interest to an LLC to limit his liability through the remaining term. The Investment General Partner has approved the request.  At the end of the compliance period the Investment General Partner will allow the lease to revert back to the Operating General Partner and will no longer have an interewt in the Operating Partnership.

In February 2004, Boston Capital Tax Credit Fund I - Series 4 and Boston Capital Tax Credit Fund II-Series 14 negotiated a transfer of their Investment Limited Partner interest in Haven Park Partners II, A California LP (Glenhaven Park II) to the Operating General Partner for total proceeds of $715,000.  Of the total received $4,500 actually was for payment of an outstanding reporting fee and $710,500 was proceeds from the transfer of the interest.  Of the total proceeds received $504,941 was utilized to repay subordinated loans that had been made by Boston Capital Tax Credit Fund II-Series 14 and Haven Park Housing Corp.  Remaining sale proceeds paid to Boston Capital Tax Credit Fund I-Series 4 (BCTC I) and Boston Capital Tax Credit Fund II-Series 14 (BCTC II) were $26,374 and $179,185, respectively.  The allocation of the amounts between the two Investment Limited Partnerships was based on their percentage ownership in the Operating Partnership.  Of the proceeds received, it is estimated that approximately $5,793 and $39,360, for Series 4 and Series 14, respectively, will be distributed to the investors.  Provided that these are the actual amounts distributed, the investor per BAC distributions will be $.002 and $.007, respectively, for Series 4 and 14.  The total returned to the investors will be distributed based on the number of BACs held by each investor.  The remaining proceeds total of $146,906 is anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows:  $21,450 represents a fee for overseeing and managing the disposition of the property; $9,000 represents a reimbursement of expenses incurred which were associated with the disposition and $129,956 represents a partial payment of outstanding Asset Management Fees due to BCAMLP.  Since the Investment in Operating Partnerships balances of Haven Park Partners II for Series 4 and Series 14 were not equal to the sale proceeds received by each series, Series 4 and Series 14 recorded gains on the sale of the Operating Partnership of $20,889 and $179,188, respectively.

In February 2004, Boston Capital Tax Credit Fund I - Series 4 negotiated a sale of its Investment Limited Partner interest in Van Dyck Estates XVI-A, A California LP (Van Dyck Estates XVI-A) to the Operating General Partner for total proceeds to the Investment Limited Partnership of $515,000.   Of the total received $7,500 actually was for payment of an outstanding reporting fee and $507,500 was proceeds from the sale of the interest.  Of the total proceeds received $360,564 was utilized to repay subordinated loans that had been made by BCAMLP.  Remaining sale proceeds paid to Series 4 were $146,936. Of the proceeds received, it is estimated that approximately $56,815 will be distributed to the investors.  Provided that this is the actual amount distributed, the investor per BAC distributions will be $.02.  The total returned to the investors will be distributed based on the number of BACs held by each investor.  The remaining proceeds total of $90,121 is anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows:  $15,450 represents a fee for overseeing and managing the disposition of the property; $9,000 represents a reimbursement of expenses incurred which were associated with the disposition and $65,671 represents a partial payment of outstanding Asset Management Fees due to BCAMLP.  Since the Investment in Operating Partnerships balances of Van Dyck Estates XVI-A for Series 4 was not equal to the sale proceeds received by the series, Series 4 recorded a gain on the sale of the Operating Partnership of $146,936.

Auburn Trace Limited (Auburn Trace) is a 256 unit property located in Delray Beach, Florida that operated below breakeven in 2003.  The primary cause of the negative cash flow was due to high operating expenses.  The Operating General Partner is attempting to reduce operating expenses primarily in the areas of administration and maintenance.  Maintenance costs increased in 2003 due to the replacement of air conditioner and water heater units and the addition of a security system at the property.  Many units also had to be painted, carpeted and have cupboards replaced after tenant evictions.  As these maintenance projects are completed, maintenance expense should decrease significantly.  Through the first quarter 2004, the property is generating cash and expenses have decreased.  Physical occupancy has been consistently strong at this property, and is currently at 99% as of April 30, 2004.  The Investment General Partner will continue working with the Operating General Partner to stabilize the property.  The mortgage and property taxes, property insurance are current.  The Operating General Partner continues to fund operating deficits.

During the current fiscal year, Series 4 sold its Investment Partnership interest in Sunneyview II (Stoneridge Hill II) for total proceeds to the Investment Partnership or $212,000.   Of the sale proceeds $175,000 was collected in August 2003 and the balance was collected in October 2003.  Of the proceeds received it is anticipated $120,000 will be distributed to the investors.  Provided that this is the actual amounts distributed, the per BAC distribution amount will be $.04. The investor distributions will be made once the 2003 tax return for the Operating Partnership has been received and the appropriate non-resident withholding calculations are completed.  The total returned to the investors will be distributed based on the number of BACs held by each investor at the time of the sale.  The proceeds total of $92,000 is anticipated to be paid to Boston Capital Asset Management Limited Partnership (BCAMLP) for fees and expenses related to the sale and partial repayment of accrued asset management fees.  The breakdown of the amount to be paid to BCAMLP is as follows:  $10,000 represents reimbursement of expenses incurred related to sale, which includes but is not limited to due diligence, legal and mailing costs; $20,000 represents a fee for overseeing and managing the disposition of the property; and $62,000 will be used to paydown outstanding accrued asset management fees.   Since the Investment in Operating Partnership balance of Sunneyview II was not equal to the sale proceeds received by the series, Series 4 has recorded a gain on the sale of the Operating Partnership.

In January 2004, Boston Capital Tax Credit Fund I - Series 4 negotiated a sale of its Investment Limited Partner interest in Fuller Homes Limited Partnership (Fuller Townhomes) for total proceeds to the Investment Partnership of $40,909.  Of the total proceeds received $11,000 will be utilized to repay subordinated loans that had been made by BCAMLP.  The remaining proceeds total of $29,909 is anticipated to be paid to BCAMLP for expenses related to the sale and partial reimbursement of amounts payable to affiliates, as well as partial payment of outstanding Asset Management Fees due to BCAMLP.   Since the Investment in Operating Partnerships balance of Fuller Homes Limited Partnership for Series 4 was not equal to the sale proceeds received by the series, Series 4 recorded a gain on the sale of the Operating Partnership of $40,909.

In January 2004, Boston Capital Tax Credit Fund I - Series 4 negotiated a sale of its Investment Limited Partner interest in Montana Avenue Townhomes Limited Partnership (Montana Avenue Townhomes) for total proceeds to the Investment Partnership of $59,091.   The total proceeds of $59,901 is anticipated to be paid to BCAMLP for expenses related to the sale and partial reimbursement of amounts payable to affiliates, as well as partial payment of outstanding Asset Management Fees due to BCAMLP.  Since the Investment in Operating Partnerships balance of Montana Avenue Townhomes Limited Partnership for Series 4 was not equal to the sale proceeds received by the series, Series 4 recorded a gain on the sale of the Operating Partnership of $59,901.

In March 2004, Boston Capital Tax Credit Fund I - Series 4 negotiated a sale of its Investment Limited Partner interest in Topeka Residential Fund Three L.P. (Highland Village Duplexes) to the Operating General Partner for total proceeds to the Investment Limited Partnership of $14,500.  Of the total received $2,000 actually was for payment of an outstanding reporting fees and $12,500 was proceeds from the sale of the interest.  Of the total proceeds $4,000 is anticipated to be paid to BCAMLP for fees and expenses related to the sale.  Of the proceeds received it is anticipated $8,500 will be distributed to the investors.  Provided that this is the actual amount distributed, the per BAC distribution amount will be $.003.  Since the Investment in Operating Partnerships balance of Topeka Residential Fund Three L.P. for Series 4 was not equal to the sale proceeds received by the series, Series 4 recorded a gain on the sale of the Operating Partnership of $12,500.

(Series 5).  As of March 31, 2004 and 2003, the Qualified Occupancy for the Series was 100%.  The Series had a total of 4 properties at March 31, 2004, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2003 and 2002, the Series, in total, generated $42,198 and $244,167, respectively, in passive income tax losses that were passed through to the investors, and also provided $0.05 and $0.01, respectively, in tax credits per BAC to the investors.

For the years ended December 31, 2003 and 2002 Series 5 reflects a net loss of $281,252 and $56,254, respectively, from Operating Partnerships, when adjusted for depreciation which is a non-cash item.  Operations in the current year were negatively impacted by the operations at Annadale Housing Partners, which are discussed below.

Annadale Housing Partners (Annadale Apartments) has historically reported net losses due to operational issues associated with the property. In 2003, occupancy decreased from the previous year’s level, averaging 81.92% through December.  Due to the efforts of management, occupancy has shown improvement in the first quarter of 2004 with March occupancy at 86%.  The majority of the vacancies are in the elderly designated units where the occupancy rate is 66%. This has historically been the case as the senior population does not find the location a desirable one.  There are no amenities in the area, and no transportation.  Management has tried a variety of marketing approaches and has recently replaced the site staff in an effort to bring up occupancy.  The new staff that has been in place for six months has just started to see improvements.  Management has promoted events such as a food drive to bring the community together.  A new advertisement has been running in the local paper offering the first months rent free at the Senior property.  Expenses decreased from the prior year levels, however remain higher than the state average.  Maintenance costs continue to be high due to the provisions of the loan agreements, which stipulate that the Operating Partnership must spend a minimum of $55,000 per year on capital improvements, with the funding coming from operations.  Capital improvements undertaken in 2003 include exterior painting of the buildings, completion of sprinkler installation and repairs, and carpet replacement.  Air conditioning expenses increased utility costs as late summer saw several days of triple digit heat.  Despite the decreased occupancy and the high expenses, the Operating Partnership operated above breakeven in 2003, primarily due to the accrual of soft debt. Operating statements through March 2004 demonstrate that the Partnership continues to operate above breakeven. The Investment General Partner will continue to monitor this Operating Partnership until occupancy increases and property operations stabilize.

TKO Investment Properties V (Heather Ridge Apartments) is a 56-unit family property located in Redding, California.  Despite an average occupancy of 99% through March 2004, the property is operating below breakeven due to high repair and capital expenses associated with a 16-year old rehab.  To maintain both cash flow and to complete necessary repairs, the Operating General Partner has directly funded operations as well as deferring management fees.

In February 2004, Boston Capital Tax Credit Fund I - Series 5 and Boston Capital Tax Credit Fund II - Series 14 negotiated a sale of their Investment Limited Partner interests in Glenhaven Park Partners (Glenhaven Park) to the Operating General Partner for total proceeds of $28,760.  Of the total received $6,000 actually was for payment of outstanding reporting fees and $22,760 was proceeds from the sale of the interests.  The total sale proceeds received were used to repay subordinated loans that had been made by Boston Capital Tax Credit Fund II-Series 14.  Total outstanding subordinated loans and advances made by Series 14 exceeded the repayment by $156,940.  The unpaid loans and advances were written off and included in the gain on the sale of the Operating Partnership for Boston Capital Tax Credit Fund II - Series 14.

(Series 6).  As of March 31, 2004 and 2003, the Qualified Occupancy for the series was 100%.  The Series had a total of 15 properties at March 31, 2004, all of which were at 100% qualified occupancy.

For the tax year ended December 31, 2003 and 2002, the Series, in total, generated $514,158 and $503,637, respectively, in passive income tax losses that were passed through to the investors, and also provided $0.02 in tax credits per BAC to the investors for both years.

For the years ended December 31, 2003 and 2002 Series 6 reflects a net income from Operating Partnerships of $795,953 and $872,405, respectively, when adjusted for depreciation which is a non-cash item.

Socorro Properties, Limited Partnership, (Los Pueblos Apartments) located in Socorro, New Mexico operated below breakeven throughout 2003. The primary reason for its negative cash flow is low occupancy, which averaged 78.39% for 2003.  Occupancy has improved during the last quarter of 2003 and into 2004, averaging 90% for the first quarter of 2004.  Early in 2003, the property was without a maintenance technician, the property suffered from some deferred maintenance and unit turnover was delayed.  The Operating General Partner sent a maintenance coordinator and another maintenance technician who cured the deferred maintenance in mid-2003.  The property has a lot of traffic, but the turnover is very high.  The property brought on a new maintenance technician at the beginning of the third quarter of 2003.

The Operating General Partner of the Partnership Sherburne Housing Redevelopment Company, (Sherburne Senior Housing) has negotiated a sale of its Operating General Partner interest.  This transaction was completed in August 2003.  In addition to the transfer of Operating General Partner interest, an exit strategy has been put in place that will allow for the sale of the Investment Limited Partner interest to the new Operating General Partner at the end of the 15-year tax credit compliance period in December 2004.

Auburn Trace Limited (Auburn Trace) is a 256 unit property located in Delray Beach, Florida that operated below breakeven in 2003.  The primary cause of the negative cash flow was due to high operating expenses.  The Operating General Partner is attempting to reduce operating expenses primarily in the areas of administration and maintenance.  Maintenance costs increased in 2003 due to the replacement of air conditioner and water heater units and the addition of a security system at the property.  Many units also had to be painted, carpeted and have cupboards replaced after tenant evictions.  As these maintenance projects are completed, maintenance expense should decrease significantly.  Through the first quarter 2004, the property is generating cash and expenses have decreased.  Physical occupancy has been consistently strong at this property, and is currently at 99% as of April 30, 2004.  The Investment General Partner will continue working with the Operating General Partner to stabilize the property.  The mortgage and property taxes, property insurance are current.  The Operating General Partner continues to fund operating deficits.

Contractual Obligations

As of March 31, 2004, the Partnership has the following contractual obligations (payments due by period):

Obligation	Total	<1 year		1-3 years	3-5 years	> 5 years

Asset Management Fees Payable to Affiliates	$10,695,613	$10,695,613	*	—	—	—

*Although currently due, Accrued Asset Management Fees will be paid only to the extent that proceeds from the sale or refinance of an Operating Partnership become available.

Off Balance Sheet Arrangements

None.

Principal Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires the Partnership to make certain estimates and assumptions.  A summary of significant accounting policies is provided in Note 1 to the financial statements.  The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of Partnership’s financial condition and results of operations.  The Partnership believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the financial statements.

The Partnership is required to assess potential impairments to its long-lived assets, which is primarily investments in limited partnerships.  The Partnership accounts for its investment in limited partnerships in accordance with the equity method of accounting since the Partnership does not control the operations of the Operating Limited Partnership.

If the book value of the Partnership’s investment in an Operating Partnership exceeds the estimated value derived by management, which generally consists of the remaining future Low-Income Housing Credits allocable to the Partnership and the estimated residual value to the Partnership, the Partnership reduces its investment in any such Operating Limited Partnership and includes such reduction in equity in loss of investment of limited partnerships.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” an interpretation of ARB No. 51, “Consolidated Financial Statements,” which provides new accounting guidance on when a business enterprise must consolidate a variable interest entity, as defined in FIN 46.  In December 2003, the FASB reissued the interpretation to clarify certain requirements and provide additional implementation guidance.  The general partners, after careful review and analysis of FIN 46, have preliminarily determined that FIN 46 will have no effect on the partnership’s current accounting for its investments in operating limited partnerships.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or “mezzanine” equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the balance sheets.  Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives.  The guidance in SFAS No. 150 generally was effective for all financial instruments entered into or modified after May 31, 2003, and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003.  The general partners have evaluated SFAS No. 150 and determined that it does not have an effect on the partnership’s financial reporting and disclosures.

Item 7a.                  Quantitative and Qualitative Disclosure About Market Risk- Not Applicable

Item 8.                    Financial Statements and Supplementary Data

The financial statements of the Partnership are listed in Item 15 as being filed as a part of this Report as Exhibits 13 and 99.2 and are incorporated herein by reference.

Item 9.                    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9a.		Controls & Procedures

	(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Partnership’s General Partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of C&M Management, Inc. carried out an evaluation of the effectiveness of the Fund’s “disclosure controls and procedures” as defined in the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that as of the end of the period covered by this report, the Fund’s disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Fund required to be included in the Partnership’s periodic SEC filings.

	(b)	Changes in Internal Controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2004 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

John P. Manning, age 55, is co-founder, and since 1974 has been the President and Chief Executive Officer of Boston Capital Corporation, where he is primarily responsible for strategic planning, business development and implementation of corporate growth strategies. In addition to his responsibilities at Boston Capital Corporation, Mr. Manning is a proactive leader in the industry. He served in 1990 as a member of the Mitchell-Danforth Task Force, which reviewed and suggested reforms to the Low Income Housing Tax Credit program. He was the founding President of the Affordable Housing Tax Credit Coalition and is a former member of the board of the National Leased Housing Association. During the 1980s, he served as a member of the Massachusetts Housing Policy Committee as an appointee of the Governor of Massachusetts. In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee on the critical role of the private sector in the success of the Low Income Housing Tax Credit Program and in the creation of affordable housing. In 1996, President Clinton appointed him to the President’s Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts. In 1998, President Clinton appointed Mr. Manning to the President’s Export Council which is the premiere committee comprised of major corporate CEOs that advise the President on matters of foreign trade and commerce. In 2003, he was appointed by Boston Mayor Tom Menino to the Mayors Advisory Panel on Housing. Mr. Manning sits on the Board of Directors of the John F. Kennedy Presidential Library in Boston where he serves as Chairman of the Distinguished Visitors Program. He also serves as a member of the Advisory Board of the Woodrow Wilson Institute for International Scholars in Washington D.C and on the Board of Directors of  the Beth Israel Deaconess Medical Center in Boston. Mr. Manning is a  graduate of Boston College.

Mr. Manning is the managing member of Boston Associates. Mr. Manning is also the principal of Boston Capital Corporation. While Boston Capital is not a direct subsidiary of Boston Capital Corporation, each of the entities is under the common control of Mr. Manning.

Richard J. DeAgazio, age 59, has been the Executive Vice President of Boston Capital Corporation, and President of Boston Capital Securities, Inc., Boston Capital’s NASD registered broker/dealer since 1981. Mr. DeAgazio formerly served on the national Board of Governors of the National Association of Securities Dealers (NASD). He recently served as a member of the National Adjudicatory Council of the NASD. He was the Vice Chairman of the NASD’s District 11 Committee, and served as Chairman of the NASD’s Statutory Disqualification Subcommittee of the National Business Conduct Committee. He also served on the NASD State Liaison Committee, the Direct Participation Program Committee and as Chairman of the Nominating Committee. He is a past President of the Real Estate Securities and Syndication Institute and a founder and past President of the National Real Estate Investment Association, past President of the Real Estate Securities and Syndication Institute (Massachusetts Chapter). Prior to joining Boston Capital in 1981, Mr. DeAgazio was the Senior Vice President and Director of the Brokerage Division of

Dresdner Securities (USA), Inc., an international investment banking firm owned by four major European banks, and was a Vice President of Burgess & Leith/Advest. He has been a member of the Boston Stock Exchange since 1967. He is on the Board of Directors of FurnitureFind.com and Cognistar Corporation. He is a leader in the community and serves on the Board of Trustees for Bunker Hill Community College, the Business Leaders Council of the Boston Symphony, Board of Trustees of Junior Achievement of Northern New England, the Board of Advisors for the Ron Burton Training Village and is on the Board of Corporators of Northeastern University. He graduated from Northeastern University.

Jeffrey H. Goldstein, age 42, is Chief Operating Officer and has been the Director of Real Estate of Boston Capital Corporation since 1996. He directs Boston Capital Corporation’s comprehensive real estate services, which include all aspects of origination, underwriting, due diligence and acquisition. As COO, Mr. Goldstein is responsible for the financial and operational areas of Boston Capital Corporation and assists in the design and implementation of business development and strategic planning objectives. Mr. Goldstein previously served as the Director of the Asset Management division as well as the head of the dispositions and troubled assets group. Utilizing his 16 years experience in the real estate syndication and development industry, Mr. Goldstein has been instrumental in the diversification and expansion of Boston Capital Corporation’s businesses.  Prior to joining Boston Capital Corporation in 1990, Mr. Goldstein was Manager of Finance for A.J. Lane & Co., where he was responsible for placing debt on all new construction projects and debt structure for existing apartment properties. Prior to that, he served as Manager for Homeowner Financial Services, a financial consulting firm for residential and commercial properties, and worked as an analyst responsible for budgeting and forecasting for the New York City Council Finance Division. He graduated from the University of Colorado and received his MBA from Northeastern University.

Kevin P. Costello, age 58, is Executive Vice President and has been the Director of Institutional Investing for Boston Capital Corporation since 1992. Mr. Costello directs Boston Capital Corporation’s institutional investment business. He has overseen this segment of Boston Capital Corporation’s investment business which encompasses investment activities for corporate institutional funding, private proprietary funds and state CRA funds, since its inception in 1992. Mr. Costello has over 20 years experience in the real estate syndication and investment services industry, including previous roles at Boston Capital Corporation leading the acquisition team and managing the structuring and distribution of conventional and tax credit private placements. Prior to joining Boston Capital Corporation in 1987, he held positions with First Winthrop, Reynolds Securities and Bache & Company where he focused on real estate syndication. Mr. Costello has also held senior management positions with two major medical firms, Abbott Laboratories and Roche Diagnostics. Mr. Costello graduated from Stonehill College and received his MBA with honors from Rutgers’ Graduate School of Business Administration.

Marc N. Teal, age 40, was promoted to Chief Financial Officer of Boston Capital Corporation in May 2003. Mr. Teal previously served as Senior Vice President and Director of Accounting since January 2002 and prior to that served as Vice President of Partnership Accounting. He has been with Boston Capital Corporation since 1990. In his current role as CFO he oversees all of the accounting, financial reporting, SEC reporting, budgeting, audit, tax and compliance for Boston Capital, its affiliated entities and all Boston Capital sponsored programs. Additionally, Mr. Teal is responsible for maintaining all banking and borrowing relationships of Boston Capital Corporation and management of all working capital reserves.  He also oversees Boston Capital’s information and technology areas, including the strategic planning. Prior to joining Boston Capital in 1990, Mr. Teal was a Senior Accountant for Cabot, Cabot & Forbes, a multifaceted real estate company, and prior to that was a Senior Accountant for Liberty Real Estate Corp. He received a Bachelor of Science Accountancy from Bentley College and a Masters in Finance from Suffolk University

(f)	Involvement in certain legal proceedings.

None.

(g)	Promoters and control persons.

None.

(h) and (i)

The Partnership has no directors or executive officers and accordingly has no audit committee and no audit committee financial expert.  The Partnership is not a listed issuer as defined in Regulation 10A-3 promulgated under the Securities Exchange Act of 1934.

The General Partner of the Partnership, Boston Capital Associates LP, has adopted a Code of Ethics which applies to the Principal Executive Officer and Principal Financial Officer of C&M Management, Inc.  The Code of Ethics will be provided without charge to any person who requests it.  Such request should be directed to, Marc N. Teal Boston Capital Corp. One Boston Place Boston, MA 02108.

Item 11.                  Executive Compensation

(a), (b), (c), (d) and (e)

The Partnership has no officers or directors.  However, under the terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Partnership, the Partnership has paid or accrued obligations to the General Partner and its affiliates for the following fees during the 2004 fiscal year:

1.             An annual partnership management fee based on 0.375% of the aggregate cost of all apartment complexes acquired by the Operating Partnerships has been accrued as payable to Boston Capital Asset Management Limited Partnership.  The annual partnership management fee accrued during the year ended March 31, 2004 was $858,887.  Accrued fees are payable without interest as sufficient funds become available.

2.             The Partnership has reimbursed affiliates of the General Partner a total of $4,147 for amounts charged to operations during the year ended March 31, 2004.  The partnership has accrued as payable to affiliates of the General Partner a total of $51,649 for amounts charges to operations during the year ended March 31, 2004.  The reimbursement includes, but may not be limited to postage, printing, travel, and overhead allocations.

3.             During the year ended March 31, 2004, the partnerhsip paid a sales preparation fee to Boston Capital Asset Management Limited Partnership in connection with the sale of certain operating limited partnerships.  During the year ended March 31, 2004, the amount incurred was $110,934.

Item 12.                  Security Ownership of Certain Beneficial Owners and Management

(a)           Security ownership of certain beneficial owners.

As of March 31, 2004, 9,800,600 BACs had been issued.  The following Series are know to have one investor with holdings in excess of 5% of the total outstanding BACs in the series.

Series	% of BACs held
Series 2	9.26%
Series 3	7.01%
Series 4	7.04%
Series 5	6.45%

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

The Partnership has no compensation plans under which interests in the Fund are authorized for issuance.

Item 13.                  Certain Relationships and Related Transactions

(a)Transactions with management and others.

The Partnership has no officers or directors.  However, under the terms of the public offering, various kinds of compensation and fees are payable to the General Partner and its Affiliates during the organization and operation of the Partnership.  Additionally, the General Partner will receive distributions from the partnership if there is cash available for distribution or residual proceeds as defined in the Partnership Agreement.  The amounts and kinds of compensation and fees are described on pages 32 to 33 of the Prospectus under the caption “Compensation and Fees”, which is incorporated herein by reference.  See Note B of Notes to Financial Statements in Item 15 of this Annual Report on Form 10-K for amounts accrued or paid to the General Partner and its affiliates during the period from April 1, 1996 through March 31, 2004.

(b)           Certain business relationships.

The Partnership response to Item 13(a) is incorporated herein by  reference.

(c)           Indebtedness of management.

None.

(d)           Transactions with promoters.

Not applicable.

Item 14.                                                       Principal Accountant Fees and Services

Fees paid to the Fund’s independent auditors for Fiscal year 2004 were comprised of the following

Fee Type	Ser. 1	Ser. 2	Ser. 3	Ser. 4	Ser. 5	Ser. 6
Audit Fees	$8,100	$6,375	$9,100	$10,050	$5,300	$8,100

Audit Related Fees	300	300	300	300	300	300

Tax Fees	4,460	2,481	6,600	5,280	2,000	3,636

All Other Fees	—	—	—	—	—	—

Total	$12,860	$9,156	$16,000	$15,630	$7,600	$12,036

Fees paid to the Fund’s independent auditors for Fiscal year 2003 were comprised of the following

Fee Type	Ser. 1	Ser. 2	Ser. 3	Ser. 4	Ser. 5	Ser. 6
Audit Fees	$7,885	$6,225	$8,819	$9,856	$5,188	$7,885

Audit Related Fees	300	300	300	300	300	300

Tax Fees	4,460	2,475	6,600	5,280	2,000	3,635

All Other Fees	—	—	—	—	—	—

Total	$12,645	$9,000	$15,719	$15,436	$7,488	$11,820

Audit Committee

The Fund has no Audit Committee.  All audit services and any permitted non-audit services performed by the Fund’s independent auditors are pre-approved by C&M Management, Inc.

PART IV

Item 15.                  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1.	Financial Statements

Boston Capital Tax Credit Fund Limited Partnership
Filed herein as Exhibit 13
Report of Independent Registered Public Accounting Firm
Balance Sheets, March 31, 2004 and 2003
Statements of Operations, Years ended March 31, 2004, 2003 and 2002
Statements of Changes in Partners’ Capital, Years ended March 31, 2004, 2003, and 2002
Statements of Cash Flows, Years ended March 31, 2004, 2003 and 2002
Notes to Financial Statements, Years ended March 31, 2004, 2003 and 2002

Columbia Park
Filed herein as Exhibit 99.2
Independent Auditors’ Report
Balance Sheets, December 31, 2003 and 2002
Statements of Operations, Years ended December 31, 2003 and 2002
Statements of Cash Flow, Years ended December 31, 2003 and 2002
Statements of Changes in Partners’ Capital, Years ended December 31, 2003 and 2002
Notes to Financial Statements, Years ended December 31, 2003 and 2002

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

There were no reports on Form 8-K filed during the quarter ended March 31, 2004.

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

Exhibit No. 13 - Audited Financial Statement of Boston Capital Tax Credit Fund Limited Partnership, filed herein

Exhibit No. 31 Certification 302

	a.	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herein

	b.	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herein

Exhibit No. 32 Certification 906

	a.	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein

	b.	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein

Exhibit No. 99.1 - Independent Auditor’s Reports for Operating Partnerships, filed herein

Exhibit No. 99.2 - Audited Financial Statements of Columbia Park Apartments for the years ended December 31, 2003 and 2002; a significant subsidiary of the registrant

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Partnership has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund Limited Partnership

	By:	Boston Capital Associates Limited Partnership, General Partner

	By:	BCA Associates Limited Partnership, General Partner

	By:	C&M Management, Inc., General Partner

Date: July 14, 2004	By:	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

July 14, 2004	/s/ John P. Manning	Director, President (Principal Executive Officer), C&M Management Inc.; Director, President (Principal Executive Officer) BCTC Assignor Corp.
John P. Manning

July 14, 2004	/s/ Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer), C&M Management Inc.; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC Assignor Corp.
Marc N. Teal