Form 10-Q
period 2004-06-30
BOSTON CAPITAL TAX CREDIT FUND LTD PARTNERSHIP
filed 2004-08-19
CIK 835095

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended June 30, 2004

                                             or

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

Registrant's telephone number, including area code (617)624-8900

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
FOR THE QUARTER ENDED JUNE 30, 2004

TABLE OF CONTENTS
FOR THE QUARTER ENDED JUNE 30, 2004

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

Partners Capital Series 1 18

Partners Capital Series 2 18

Partners Capital Series 3 19

Partners Capital Series 4 19

Partners Capital Series 5 20

Partners Capital Series 6 20

Statements of Cash Flows 21

Cash Flows Series 1 *

Cash Flows Series 2 23

Cash Flows Series 3 24

Cash Flows Series 4 25

Cash Flows Series 5 26

Cash Flows Series 6 27

Notes to Financial Statements *

Note A Organization 28

Note B Accounting *

Note C Related Party Transactions 29

Note D Investments 31

Statement of operation

Combined Statements Series 1 32

Combined Statements_Series 2 33

Combined Statements Series 3 34

Combined Statements Series 4 35

Combined Statements Series 5 36

Combined Statements Series 6 37

Note E Taxable Loss 38

Liquidity 39

Capital Resources 39

Results of Operations 40

Critical_Accounting_Policies 48

Quantitative_and_Qualitative 48

Controls_and_Procedures 48

Part II Other Information 49

Signatures 50

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

	June 30, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 7,018,055	$ 7,105,160

OTHER ASSETS
Cash and cash equivalents	2,245,617	2,321,739
Other assets	337,412	312,412

	$ 9,601,084	$ 9,739,311

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	11,680,608	11,510,858

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 9,800,600 issued and outstanding	(1,208,817)	(903,920)
General Partner	(870,707)	(867,627)
	(2,079,524)	(1,771,547)
	$ 9,601,084	$ 9,739,311

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 1

	June 30, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	56,385	57,437
Other assets	-	-

	$ 56,385	$ 57,437

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	2,464,387	2,421,834

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 1,299,900 issued and outstanding	(2,270,698)	(2,227,529)
General Partner	(137,304)	(136,868)
	(2,408,002)	(2,364,397)
	$ 56,385	$ 57,437

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 2

	June 30, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 32,406	$ 29,483

OTHER ASSETS
Cash and cash equivalents	5,765	4,947
Other assets	312,206	312,206

	$ 350,377	$ 346,636

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	892,336	875,186

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 830,300 issued and outstanding	(467,197)	(453,922)
General Partner	(74,762)	(74,628)
	(541,959)	(528,550)
	$ 350,377	$ 346,636

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 3

	June 30, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	1,684,514	1,678,100
Other assets	20,500	-

	$ 1,705,014	$ 1,678,100

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	3,222,806	3,148,294

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 2,882,200 issued and outstanding	(1,250,700)	(1,203,578)
General Partner	(267,092)	(266,616)
	(1,517,792)	(1,470,194)
	$ 1,705,014	$ 1,678,100

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 4

	June 30, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 2,409,546	$ 2,523,132

OTHER ASSETS
Cash and cash equivalents	326,090	419,938
Other assets	4,706	206

	$ 2,740,342	$ 2,943,276

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	2,825,336	2,834,178

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 2,995,300 issued and outstanding	175,961	368,112
General Partner	(260,955)	(259,014)
	(84,994)	109,098
	$ 2,740,342	$ 2,943,276

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 5

	June 30, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 336,147	$ 326,846

OTHER ASSETS
Cash and cash equivalents	64,650	66,335
Other assets	-	-

	$ 400,797	$ 393,181

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	345,237	337,056

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 489,900 issued and outstanding	96,755	97,314
General Partner	(41,195)	(41,189)
	55,560	56,125
	$ 400,797	$ 393,181

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 6

	June 30, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 4,239,956	$ 4,225,699

OTHER ASSETS
Cash and cash equivalents	108,213	94,982
Other assets	-	-

	$ 4,348,169	$ 4,320,681

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	1,930,506	1,894,310

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 1,303,000 issued and outstanding	2,507,062	2,515,683
General Partner	(89,399)	(89,312)
	2,417,663	2,426,371
	$ 4,348,169	$ 4,320,681

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

	2004	2003

Income
Interest income	$ 4,092	$ 2,310
Miscellaneous income	9,982	19,407
	14,074	21,717

Share of income (loss) from Operating Partnerships(Note D)	(73,340)	1,745,781

Expenses
Professional fees	18,337	20,130
Partnership management fees (Note C)	180,232	176,292
General and administrative fees	50,142	8,819
	248,711	205,241

NET GAIN/(LOSS)	$ (307,977)	$ 1,562,257

Net income (loss) allocated to assignees	$ (304,897)	$ 1,546,634

Net income (loss) allocated to general partner	$ (3,080)	$ 15,623

Net income (loss) per BAC	$ (.14)	$ .50

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 1

	2004	2003

Income
Interest income	$ 58	$ 68
Miscellaneous income	-	9,384
	58	9,452

Share of income (loss) from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	3,345	3,645
Partnership management fees (Note C)	38,426	34,028
General and administrative fees	1,892	1,566
	43,663	39,239

NET LOSS	$ (43,605)	$ (29,787)

Net loss allocated to assignees	$ (43,169)	$ (29,489)

Net loss allocated to general partner	$ (436)	$ (298)

Net loss per BAC	$ (.03)	$ (.02)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 2

	2004	2003

Income
Interest income	$ 6	$ 8
Miscellaneous income	150	1,023
	156	1,031

Share of income (loss) from Operating Partnerships(Note D)	2,923	(4,695)

Expenses
Professional fees	1,856	2,150
Partnership management fees	13,436	14,704
General and administrative fees	1,196	895
	16,488	17,749

NET LOSS	$ (13,409)	$ (21,413)

Net loss allocated to assignees	$ (13,275)	$ (21,199)

Net loss allocated to general partner	$ (134)	$ (214)

Net loss per BAC	$ (.02)	$ (.03)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 3

	2004	2003

Income
Interest income	$ 3,172	$ 1,980
Miscellaneous income	8,901	7,800
	12,073	9,780

Share of income (loss) from Operating Partnerships(Note D)	-	1,958,626

Expenses
Professional fees	4,950	5,250
Partnership management fees (Note C)	42,472	34,659
General and administrative expenses	12,249	2,997
	59,671	42,906

NET LOSS	$ (47,598)	$ 1,925,500

Net income (loss) allocated to assignees	$ (47,122)	$ 1,906,245

Net income (loss) allocated to general partner	$ (476)	$ 19,255

Net income (loss) per BAC	$ (.02)	$ .66

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 4

	2004	2003

Income
Interest income	$ 688	$ 19
Miscellaneous income	-	-
	688	19

Share of income (loss) from Operating Partnerships(Note D)	(113,586)	(293,479)

Expenses
Professional fees	3,960	4,260
Partnership management fees (Note C)	44,276	55,617
General and administrative fees	32,958	2,026
	81,194	61,903

NET LOSS	$ (194,092)	$ (355,363)

Net loss allocated to assignees	$ (192,151)	$ (351,809)

Net loss allocated to general partner	$ (1,941)	$ (3,554)

Net loss per BAC	$ (.06)	$ (.12)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 5

	2004	2003

Income
Interest income	$ 67	$ 112
Miscellaneous income	-	1,200
	67	1,312

Share of income (loss) from Operating Partnerships(Note D)	9,301	(10,382)

Expenses
Professional fees	1,500	1,800
Partnership management fees (Note C)	7,681	9,043
General and administrative fees	752	526
	9,933	11,369

NET LOSS	$ (565)	$ (20,439)

Net loss allocated to assignees	$ (559)	$ (20,235)

Net loss allocated to general partner	$ (6)	$ (204)

Net loss per BAC	$ (.00)	$ (.04)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 6

	2004	2003

Income
Interest income	$ 101	$ 123
Miscellaneous income	931	-
	1,032	123

Share of income (loss) from Operating Partnerships(Note D)	28,022	95,711

Expenses
Professional fees	2,726	3,025
Partnership management fees (Note C)	33,941	28,241
General and administrative expenses	1,095	809
	37,762	32,075

NET INCOME	$ (8,708)	$ 63,759

Net income allocated to assignees	$ (8,621)	$ 63,121

Net income allocated to general partner	$ (87)	$ 638

Net income per BAC	$ (.01)	$ .05

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three Months Ended June 30,
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2004	$ (903,920)	$ (867,627)	$(1,771,547)

Net income (loss)	(304,897)	(3,080)	(307,977)

Partners' capital (deficit), June 30, 2004	$ (1,208,817)	$ (870,707)	$ (2,079,524)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three Months Ended June 30,
(Unaudited)

	Assignees	General Partner	Total
Series 1
Partners' capital (deficit) April 1, 2004	$(2,227,529)	$ (136,868)	$(2,364,397)

Net income (loss)	(43,169)	(436)	(43,605)

Partners' capital (deficit) June 30, 2004	$(2,270,698)	$ (137,304)	$(2,408,002)

Series 2
Partners' capital (deficit) April 1, 2004	$ (453,922)	$ (74,628)	$ (528,550)

Net income (loss)	(13,275)	(134)	(13,409)

Partners' capital (deficit) June 30, 2004	$ (467,197)	$ (74,762)	$ (541,959)

The accompanying notes are an integral part of these statements.

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three Months Ended June 30,
(Unaudited)

	Assignees	General Partner	Total
Series 3
Partners' capital (deficit) April 1, 2004	$(1,203,578)	$ (266,616)	$(1,470,194)

Net income (loss)	(47,122)	(476)	(47,598)

Partners' capital (deficit) June 30, 2004	$(1,250,700)	$ (267,092)	$(1,517,792)

Series 4
Partners' capital (deficit) April 1, 2004	$ 368,112	$ (259,014)	$ 109,098

Net income (loss)	(192,151)	(1,941)	(194,092)

Partners' capital (deficit), June 30, 2004	$ 175,961	$ (260,955)	$ (84,994)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three Months Ended June 30,
(Unaudited)

	Assignees	General Partner	Total
Series 5
Partners' capital (deficit) April 1, 2004	$ 97,314	$ (41,189)	$ 56,125

Net income (loss)	(559)	(6)	(565)

Partners' capital (deficit), June 30, 2004	$ 96,755	$ (41,195)	$ 55,560

Series 6
Partners' capital (deficit) April 1, 2004	$ 2,515,683	$ (89,312)	$ 2,426,371

Net income (loss)	(8,621)	(87)	(8,708)

Partners' capital (deficit), June 30, 2004	$ 2,507,062	$ (89,399)	$ 2,417,663

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS
Three Months Ended June 30,
(Unaudited)

	2004	2003
Cash flows from operating activities:

Net Income (Loss)	$ (307,977)	$ 1,562,257
Adjustments
Distributions from Operating Partnerships	13,765	12,303
Amortization	-	-
Share of (Income) Loss from Operating Partnerships	73,340	(1,745,781)
Changes in assets and liabilities
Increase (Decrease) in accounts payable affiliates	169,750	228,390
Decrease (Increase) in other assets	(25,000)	(9,998)

Net cash (used in) provided by operating activities	(76,122)	47,171

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	-	1,973,926

Net cash (used in) provided by investing activity	-	1,973,926

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(76,122)	2,021,097

Cash and cash equivalents, beginning	2,321,739	217,560

Cash and cash equivalents, ending	$ 2,245,617	$ 2,238,657

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 1

	2004	2003
Cash flows from operating activities:

Net Income (Loss)	$ (43,605)	$ (29,787)
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	-	-
Share of (Income) Loss from Operating Partnerships	-	-
Changes in assets and liabilities
Increase (Decrease) in accounts payable affiliates	42,553	42,563
Decrease (Increase) in other assets	-	-

Net cash (used in) provided by operating activities	(1,052)	12,776

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	-	-

Net cash (used in) provided by investing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,052)	12,776

Cash and cash equivalents, beginning	57,437	46,413

Cash and cash equivalents, ending	$ 56,385	$ 59,189

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 2

	2004	2003
Cash flows from operating activities:

Net Income (Loss)	$ (13,409)	$ (21,413)
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	-	-
Share of (Income) Loss from Operating Partnerships	(2,923)	4,695
Changes in assets and liabilities
Increase (Decrease) in accounts payable affiliates	17,150	17,176
Decrease (Increase) in other assets	-	-

Net cash (used in) provided by operating activities	818	458

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	-	-

Net cash (used in) provided by investing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	818	458

Cash and cash equivalents, beginning	4,947	4,541

Cash and cash equivalents, ending	$ 5,765	$ 4,999

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 3

	2004	2003
Cash flows from operating activities:

Net Income (Loss)	$ (47,598)	$ 1,925,500
Adjustments
Distributions from Operating Partnerships	-	1
Amortization	-	-
Share of (Income) Loss from Operating Partnerships	-	(1,958,626)
Changes in assets and liabilities
Increase (Decrease) in accounts payable affiliates	74,512	65,187
Decrease (Increase) in other assets	(20,500)	(8,200)

Net cash (used in) provided by operating activities	6,414	23,862

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	-	1,973,926

Net cash (used in) provided by investing activity	-	1,973,926

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,414	1,997,788

Cash and cash equivalents, beginning	1,678,100	9,099

Cash and cash equivalents, ending	$ 1,684,514	$ 2,006,887

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 4

	2004	2003
Cash flows from operating activities:

Net Income (Loss)	$ (194,092)	$ (355,363)
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	-	-
Share of (Income) Loss from Operating Partnerships	113,586	293,479
Changes in assets and liabilities
Increase (Decrease) in accounts payable affiliates	(8,842)	57,827
Decrease (Increase) in other assets	(4,500)	(1,798)

Net cash (used in) provided by operating activities	(93,848)	(5,855)

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	-	-

Net cash (used in) provided by investing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(93,848)	(5,855)

Cash and cash equivalents, beginning	419,938	14,705

Cash and cash equivalents, ending	$ 326,090	$ 8,850

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 5

	2004	2003
Cash flows from operating activities:

Net Income (Loss)	$ (565)	$ (20,439)
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	-	-
Share of (Income) Loss from Operating Partnerships	(9,301)	10,382
Changes in assets and liabilities
Increase (Decrease) in accounts payable affiliates	8,181	9,433
Decrease (Increase) in other assets	-	-

Net cash (used in) provided by operating activities	(1,685)	(624)

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	-	-

Net cash (used in) provided by investing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,685)	(624)

Cash and cash equivalents, beginning	66,335	76,346

Cash and cash equivalents, ending	$ 64,650	$ 75,722

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 6

	2004	2003
Cash flows from operating activities:

Net Income (Loss)	$ (8,708)	$ 63,759
Adjustments
Distributions from Operating Partnerships	13,765	12,302
Amortization	-	-
Share of (Income) Loss from Operating Partnerships	(28,022)	(95,711)
Changes in assets and liabilities
Increase (Decrease) in accounts payable affiliates	36,196	36,204
Decrease (Increase) in other assets	-	-

Net cash (used in) provided by operating activities	13,231	16,554

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	-	-

Net cash (used in) provided by investing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,231	16,554

Cash and cash equivalents, beginning	94,982	66,456

Cash and cash equivalents, ending	$ 108,213	$ 83,010

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS
June 30, 2004

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
June 30, 2004
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of June 30, 2004 and for the three months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Partnership in acquiring the investments in Operating Partnerships are capitalized to the investment account. The Partnership's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's Annual Report on Form 10-K.

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings LP, Boston Capital Partners, Inc. and Boston Capital Asset Management Limited Partnership.

Accounts payable - affiliates at June 30, 2004 and 2003 represents accrued general and administrative expenses, accrued partnership management fees, and advances from an affiliate of the general partner, which are payable to Boston Capital Holdings LP, and Boston Capital Asset Management Limited Partnership.

General and administrative expenses incurred by Boston Capital Holdings LP, and Boston Capital Asset Management Limited Partnership were charged to each series' operations for the quarters ended June 30, 2004 and 2003 as follows:

	2004	2003
Series 1	$ 127	$ 137
Series 2	314	338
Series 3	339	365
Series 4	382	411
Series 5	212	77
Series 6	127	137

	$ 1,501	$ 1,465

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2004
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

An annual partnership management fee based on .375 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. Since reporting fees collected by the series were added to reserves and not paid to Boston Capital Asset Management LP, the amounts accrued are not net of reporting fees received. The partnership management fee accrued for the quarters ended June 30, 2004 and 2003 are as follows:

	2004	2003
Series 1	$ 42,426	$ 42,426
Series 2	16,836	16,836
Series 3	53,672	56,294
Series 4	48,276	55,617
Series 5	8,181	9,429
Series 6	36,069	36,069

	$205,460	$216,671

As of June 30, 2004, an affiliate of the general partner advanced a total of $597,504 to the Partnership to pay certain operating expenses of the Partnership, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. A total of $25,000 was advanced during the quarter ended June 30, 2004. Below is a summary, by series, of the total advances made to date.

2004
Series 1	$ 90,810
Series 2	75,000
Series 3	284,972
Series 4	146,722

$597,504

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships.

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
June 30, 2004

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At June 30, 2004 and 2003, the Partnership had limited partnership interests in 93 and 101 Operating Partnerships, respectively, which own operating apartment complexes as follows:

Series	2004	2003
1	18	18
2	8	8
3	30	31
4	18	24
5	4	5
6	15	15

	93	101

Under the terms of the Partnership's investment in each Operating Partnership, the Partnership was required to make capital contributions to such Operating Partnerships. These contributions were payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. At June 30, 2004 and 2003, all capital contributions had been paid.

The Partnership's fiscal year ends March 31 of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the three months ended March 31, 2004.

The combined unaudited summarized statements of operations of the Operating Partnerships for the three months ended March 31, 2004 and 2003 are as follows:

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS
June 30, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months ended March 31,
(Unaudited)

Series 1

	2004	2003

Revenues
Rental	$ 1,290,579	$ 1,337,332
Interest and other	81,156	78,162

	1,371,735	1,415,494

Expenses
Interest	288,822	315,031
Depreciation and amortization	420,835	431,650
Operating expenses	1,227,566	1,102,157
	1,937,223	1,848,838

NET LOSS	$ (565,488)	$ (433,344)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership	$ -	$ -

Net loss allocated to other Partners	$ (5,655)	$ (4,333)

Net loss suspended	$ (559,833)	$ (429,011)

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
June 30, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months ended March 31,
(Unaudited)

Series 2

	2004	2003

Revenues
Rental	$ 521,024	$ 477,028
Interest and other	8,186	19,072

	529,210	496,100

Expenses
Interest	62,470	70,224
Depreciation and amortization	111,059	98,001
Operating expenses	378,722	363,302
	552,251	531,527

NET LOSS	$ (23,041)	$ (35,427)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership	$ (2,923)	$ (4,695)

Net loss allocated to other Partners	$ (230)	$ (354)

Net loss suspended	$ (25,734)	$ (30,378)

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
June 30, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months ended March 31,

(Unaudited)

Series 3
	2004	2003

Revenues
Rental	$ 1,694,682	$ 1,794,576
Interest and other	40,882	52,241

	1,735,564	1,846,817

Expenses
Interest	390,949	461,534
Depreciation and amortization	496,951	580,262
Operating expenses	1,255,659	1,317,984
	2,143,559	2,359,780

NET LOSS	$ (407,995)	$ (512,963)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership	$ -	$ (15,300)

Net loss allocated to other partners	$ (4,080)	$ (5,130)

Net loss suspended	$ (403,915)	$ (492,533)

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
June 30, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months ended March 31,
(Unaudited)

Series 4

	2004	2003

Revenues
Rental	$ 1,630,000	$ 1,744,760
Interest and other	155,142	67,683

	1,785,142	1,812,443

Expenses
Interest	467,249	524,796
Depreciation and amortization	423,444	497,892
Operating expenses	1,120,493	1,268,192
	2,011,186	2,290,880

NET LOSS	$ (226,044)	$ (478,437)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership	$ (113,586)	$ (293,479)

Net loss allocated to other Partners	$ (2,260)	$ (4,784)

Net loss suspended	$ (110,198)	$ (180,174)

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
June 30, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months ended March 31,
(Unaudited)

Series 5
	2004	2003

Revenues
Rental	$ 219,325	$ 205,671
Interest and other	(141)	14,153

	219,184	219,824

Expenses
Interest	20,302	29,154
Depreciation and amortization	56,596	58,375
Operating expenses	153,229	185,831
	230,127	273,360

NET LOSS	$ (10,943)	$ (53,536)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership	$ 9,301	$ (10,382)

Net loss allocated to other Partners	$ (109)	$ (535)

Net loss suspended	$ (20,135)	$ (42,619)

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
June 30, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months ended March 31,
(Unaudited)

Series 6
	2004	2003

Revenues
Rental	$ 1,197,783	$ 1,154,315
Interest and other	68,022	43,232

	1,265,805	1,197,547

Expenses
Interest	243,164	224,753
Depreciation and amortization	302,775	304,610
Operating expenses	775,886	703,569
	1,321,825	1,232,932

NET INCOME (LOSS)	$ (56,020)	$ (35,385)

Net income (loss) allocated to Boston Capital Tax Credit Fund Limited Partnership	$ 28,022	$ 95,711

Net income (loss) allocated to other Partners	$ (570)	$ (354)

Net loss suspended	$ (83,472)	$ (130,742)

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

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS - CONTINUED

June 30, 2004
(Unaudited)

NOTE E - TAXABLE LOSS

The Partnership's taxable loss for the year ended December 31, 2004 is expected to differ from its loss for financial reporting purposes for the year ended March 31, 2005. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods. No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners and assignees individually.

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

The Partnership is currently accruing the annual partnership management fee. Partnership management fees accrued during the quarter ended June 30, 2004 were $205,460 and total partnership management fees accrued as of June 30, 2004 were $10,839,073. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Partnership receives sales or refinancing proceeds from Operating Partnerships, which will be used to satisfy such liabilities.

The Partnership has also recorded other payables to affiliates of $841,534. The amount consists of advances to pay certain third party operating expenses of the Partnership, advances and/or loans to Operating Partnerships, and accrued overhead allocations. The breakout between series are: $126,154 in series 1, $115,673 in series 2, $363,427 in series 3, $205,408 in series 4, none in series 5, and $30,872 in series 6. These and any future advances or accruals will be paid, without interest, from available cash flow, reporting fees, or proceeds of sales or refinancing of the Partnership's interest in Operating Partnerships.

Capital Resources

The Partnership offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on August 29, 1988. The Partnership received and accepted subscriptions for $97,746,940 representing 9,800,600 BACs from investors admitted as BAC Holders in Series 1 through Series 6 of the Partnership. Offers and sales of BACs in Series 1 through Series 6 of the Partnership were completed and the last of the BACs in Series 6 were issued by the Partnership on September 29, 1989. At June 30, 2004 and 2003 the Partnership had limited partnership equity interests in 93 and 101 Operating Partnerships, respectively.

As of June 30, 2004 the Partnership had $2,245,617 remaining in cash and cash equivalents. Below is a table, which provides, by series, the equity raised, number of BACs sold, final date BACs were offered, number of properties acquired, and cash and cash equivalents. $1,652,567 of Series 3 and $293,914 of Series 4 cash and cash equivalents represent proceeds being held from the sale of seven Operating Partnerships as of June 30, 2004.
Series	Equity	BACs	Final Close Date	Number of Properties	Proceeds Remaining
1	$12,999,000	1,299,900	12/18/88	18	$ 56,385
2	8,303,000	830,300	03/30/89	8	5,765
3	28,822,000	2,882,200	03/14/89	30	1,684,514
4	29,788,160	2,995,300	07/07/89	18	326,090
5	4,899,000	489,900	08/22/89	4	64,650
6	12,935,780	1,303,000	09/29/89	15	108,213

	$97,746,940	9,800,600		93	$2,245,617

Results of Operations

At June 30, 2004 and 2003 the Partnership held limited partnership interests in 93 and 101 Operating Partnerships, respectively. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

The Partnership incurs an annual partnership management fee to the General Partner and/or its affiliates in an amount equal to 0.375% of the aggregate cost of the Apartment Complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid by the Operating Partnerships. The annual partnership management fee is currently being accrued. It is anticipated that outstanding fees will be repaid from sale or refinancing proceeds. The annual partnership management fee charged to operations for the quarters ended June 30, 2004 and 2003, net of reporting fees received were $180,232 and $176,292, respectively.

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

Series 1

As of June 30, 2004 and 2003, the average Qualified Occupancy for the series was 100%. The series had a total of eighteen properties at June 30, 2004, all of which were at 100% Qualified Occupancy.

For the three months being reported, the series reflects a net loss from Operating Partnerships of $565,488. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect negative operations of $144,653.

Genesee Commons Associates (River Park Commons) is a 402 unit property located in Rochester, New York. The property is at the end of the compliance period. On April 15, 2004, the general partner interest was transferred to Conifer Reality, L.L.C., who intends to resyndicate the property. It is anticipated that the property will file an application for an allocation of Low Income Housing Tax Credits (Tax Credits) in early 2005. If the property is allocated Tax Credits a sale could occur in the fall of 2005. The property has not made the minimum debt service payments outlined in the forbearance agreement since 1997. At this time, the mortgage holder has not taken adverse action. The property's financial trouble stems from lack of income due to low occupancy. Occupancy was 72% as of March 2004. The property cannot keep up with its Reserve Requirement deposits and accounts payable were $472,171 for 2003, an increase of 65% from 2002. In addition, the utility expense increased by 15% from 2002 to 2003 due to an inadequate heating system which cannot be replaced because of the structure of the building. The property itself is not in good physical condition, which is hindering its ability to stay competitive. Other factors that affect occupancy at this time, are a decrease in population in the area, and a depressed local economy. Maintenance and administrative expenses have come down in 2003 from 2002 and the operating account balance was strong at $59,172. The management company continues to work with local and state agencies to locate qualified residents. Also, the management company has developed a referral system with local non-profit agencies and churches. The Investment General Partner has requested second quarter 2004 information on the property, and continues to work diligently with the management company on strengthening property operations.

Kingston Property Associates (Broadway East Townhouses) is a 122 unit property located in Kingston, New York. Effective July 2003, the Operating General Partner interest for Kingston Property Associates Limited Partnership sold from TFG/New York Properties, Inc. to Kingston Winn Limited Partnership. Also, the management company changed from The Finch Group to an affiliate of the new Operating General Partner, Winn Residential. The Lender and the Operating General Partner have entered into a Forbearance Agreement, dated July 16, 2003, which prevents the Lender from filing foreclosure action or accelerating the indebtedness providing they follow the terms outlined. The new Operating General Partner is trying to re-syndicate the property. The Forbearance Agreement is in effect until the property is approved for Tax Credits. The Operating General Partner applied for the credits in 2003 but did not receive them. They re-applied in March 2004 and will find out in August whether or not they will receive them. The Operating General Partner is confident they will receive them this time. The 15-year compliance period for Kingston Property Associates ended December 31, 2002.

Series 2

As of June 30, 2004 and 2003, the average Qualified Occupancy for the series was 100%. The series had a total of eight properties at June 30, 2004, all of which were at 100% Qualified Occupancy.

For the three months being reported the series reflects a net loss from the Operating Partnerships of $23,041. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $88,018.

Annadale Housing Partners (Annadale Apartments) has historically reported net losses due to operational issues associated with the property. In 2003, occupancy decreased from the previous year's level, averaging 81.92% for the year. As a result of the low occupancy the site staff was replaced during the fourth quarter of 2003. Due to the efforts of the new site staff and continued aggressive marketing occupancy has shown improvement in 2004, with June occupancy at 95%. Management has promoted events such as a food drive to bring the community together. A new advertisement has been running in the local paper offering the first months rent free at the Senior property. Expenses decreased from the prior year levels, however remain higher than the state average. Maintenance costs continue to be high due to the provisions of the loan agreements which stipulate that the Operating Partnership must spend a minimum of $55,000 per year on capital improvements, with the funding coming from operations. Capital improvements undertaken in 2003 included exterior painting of the buildings, completion of sprinkler installation and repairs, and carpet replacement. Despite the decreased occupancy and the high expenses, the Operating Partnership operated above breakeven in 2003, primarily due to the accrual of soft debt. A substantial rent increase went into effect in February 2004, and operating statements through June 2004 demonstrate that the Operating Partnership continues to operate above breakeven. The Investment General Partner will continue to monitor this Operating Partnership until property operations stabilize.

Series 3.

As of June 30, 2004 and 2003, the average Qualified Occupancy for the series was 100% and 99.9%, respectively. The series had a total of thirty properties at June 30, 2004, all of which were at 100% Qualified Occupancy.

For the three months being reported series reflects a net loss from the Operating Partnerships of $407,995. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $88,956. The net income per BAC reported in the prior year is primarily the result of income reported from the sale of two Operating Partnerships in the prior year. Additional information on the sale of the partnerships is provided below.

Central Parkway Towers' (Central Parkway Towers) average occupancy decreased to 41% as of June 30, 2004. The City of Cincinnati canceled support programs and the property's overall financial position has deteriorated significantly as a result of the decrease in occupancy. The Operating General Partner and the Investment General Partner will stabilize the property to the best of their abilities to reach the end of the compliance period on December 31, 2004, thereby avoiding the possibility of recapture of the tax credits. Occupancy is expected to drop below 30% by the end of third quarter. The Investment General Partner granted the Operating General Partner's request to change the Partnership Agreement to assign his interest to an LLC to limit his liability through the remaining term. Funding has been minimized, and the $5,000 monthly lease payments are no longer being made. Other necessary advances to keep the project operational through the end of 2004 will be made. The Investment General Partner has funded $24,600 through second quarter. At the end of the compliance period the Investment General Partner will allow the lease to revert back to the Operating General Partner and will no longer have an interest in the Operating Partnership.

In an attempt to capitalize on the strong California real estate market the Operating General Partner of California Investors VI (Orchard Park) entered into an agreement to sell the property and the transaction closed in June 2003. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. Sale proceeds due to Boston Capital Tax Credit Fund I-Series 3 (BCTC I) and Boston Capital Tax Credit Fund III-Series 17 (BCTC III) after repayment of advances made to the Operating Partnership are $453,144 and $31,790, respectively. Of the proceeds received $352,751 and $24,765, for Series 3 and Series 17, respectively, was distributed to the investors in July 2004. This represented a per BAC distribution of $.122 and $.005 for Series 3 and 17, respectively. The total returned to the investors was distributed based on the number of BACs held by each investor at the time of the sale. The amounts for each series, while different in actual dollars, represent the same percentage of return to each Investment Partnership. The remaining proceeds total of $107,418 was paid to BCAMLP for fees and expenses related to the sale, and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $10,000 represents reimbursement of expenses incurred related to sale, which includes but is not limited to due diligence, legal and mailing costs; $50,000 represents a fee for overseeing and managing the disposition of the property; and $47,418 represents a partial payment of accrued asset management fees.

In an attempt to capitalize on the strong California real estate market the Operating General Partner of Hidden Cove Apartments (Hidden Cove) entered into an agreement to sell the property and the transaction closed in May 2003. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period and, to provide a recapture bond to avoid the recapture of the tax credits that have been taken. Sale proceeds due to Boston Capital Tax Credit Fund I-Series 3 (BCTC I) and Boston Capital Tax Credit Fund III-Series 15 (BCTC III) are $1,572,368 and $136,352, respectively. The majority of the sale proceeds were received by the Investment Partnerships in May 2003, and the balance was received in September 2003. Of the proceeds received $1,240,404 and $107,565, for Series 3 and Series 15, respectively was distributed to the investors in July 2004. This represented a per BAC distributions of $.430 and $.028 for Series 3 and 15, respectively. The total returned to the investors was distributed based on the number of BACs held by each investor. The amounts for each series, while different in actual dollars, represent the same percentage of return to each Investment Partnership. The remaining proceeds total of $360,750 was paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $10,000 represents reimbursement of expenses incurred related to sale, which includes but is not limited to due diligence, legal and mailing costs; $50,000 represents a fee for overseeing and managing the disposition of the property; and $300,750 represents a partial payment of outstanding Asset Management Fees due to BCAMLP.

Series 4

As of June 30, 2004 and 2003, the average Qualified Occupancy for the series was 100%. The series had a total of eighteen properties at June 30, 2004, all of which were at 100% Qualified Occupancy.

For the three months being reported the series reflects a net loss from the Operating Partnerships of $226,044. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $197,400. The reduction in the net losses per BAC reported in the current year is due to the sale of Operating Partnerships. Additional information on the sale of the partnerships is provided below.

Central Parkway Towers' (Central Parkway Towers) average occupancy decreased to 41% as of June 30, 2004. The City of Cincinnati canceled support programs and the property's overall financial position has deteriorated significantly as a result of the decrease in occupancy. The Operating General Partner and the Investment General Partner will stabilize the property to the best of their abilities to reach the end of the compliance period on December 31, 2004, thereby avoiding the possibility of recapture of the tax credits. Occupancy is expected to drop below 30% by the end of third quarter. The Investment General Partner granted the Operating General Partner's request to change the Partnership Agreement to assign his interest to an LLC to limit his liability through the remaining term. Funding has been minimized, and the $5,000 monthly lease payments are no longer being made. Other necessary advances to keep the project operational through the end of 2004 will be made. The Investment General Partner has funded $24,600 through second quarter. At the end of the compliance period the Investment General Partner will allow the lease to revert back to the Operating General Partner and will no longer have an interest in the Operating Partnership.

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

Auburn Trace Limited (Auburn Trace) is a 256 unit property located in Delray Beach, Florida that operated below breakeven in 2003. The primary cause of the negative cash flow was due to high operating expenses. The Operating General Partner is attempting to reduce operating expenses primarily in the areas of administration and maintenance. Maintenance costs increased in 2003 due to the replacement of air conditioner and water heater units and the addition of a security system at the property. Many units also had to be painted, carpeted and have cupboards replaced after tenant evictions. As these maintenance projects are completed, maintenance expense should decrease significantly. Through the second quarter 2004, the property is generating cash and expenses have decreased. Physical occupancy has been consistently strong at this property, and is currently at 99% as of June 30, 2004. The Investment General Partner will continue working with the Operating General Partner to stabilize the property. The mortgage and property taxes, property insurance are current. The Operating General Partner continues to fund operating deficits.

In the prior fiscal year, Series 4 sold its Investment Partnership interest in Sunneyview II (Stoneridge Hill II) for total proceeds to the Investment Partnership or $212,000. Of the sale proceeds $175,000 was collected in August 2003 and the balance was collected in October 2003. Of the proceeds received $120,000 was distributed to the investors in July 2004, representing a per BAC distribution of $.04. The total returned to the investors was distributed based on the number of BACs held by each investor at the time of the sale. The remaining proceeds total of $92,000 was paid to Boston Capital Asset Management Limited Partnership (BCAMLP) for fees and expenses related to the sale and partial repayment of accrued asset management fees. The breakdown of the amount to be paid to BCAMLP is as follows: $10,000 represents reimbursement of expenses incurred related to sale, which includes but is not limited to due diligence, legal and mailing costs; $20,000 represents a fee for overseeing and managing the disposition of the property; and $62,000 is to pay down outstanding accrued asset management fees.

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

Series 5

As of June 30, 2004 and 2003, the average Qualified Occupancy for the series was 100%. The series had a total of four properties at June 30, 2004, all of which were at 100% Qualified Occupancy.

For the three months being reported the series reflects a net loss from the Operating Partnerships of $10,943. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $45,653. The reduction in the net losses per BAC reported in the current year is due to the sale of Operating Partnerships. Additional information on the sale of the partnerships is provided below.

Annadale Housing Partners (Annadale Apartments) has historically reported net losses due to operational issues associated with the property. In 2003, occupancy decreased from the previous year's level, averaging 81.92% for the year. As a result of the low occupancy the site staff was replaced during the fourth quarter of 2003. Due to the efforts of the new site staff and continued aggressive marketing occupancy has shown improvement in 2004, with June occupancy at 95%. Management has promoted events such as a food drive to bring the community together. A new advertisement has been running in the local paper offering the first months rent free at the Senior property. Expenses decreased from the prior year levels, however remain higher than the state average. Maintenance costs continue to be high due to the provisions of the loan agreements which stipulate that the Operating Partnership must spend a minimum of $55,000 per year on capital improvements, with the funding coming from operations. Capital improvements undertaken in 2003 included exterior painting of the buildings, completion of sprinkler installation and repairs, and carpet replacement. Despite the decreased occupancy and the high expenses, the Operating Partnership operated above breakeven in 2003, primarily due to the accrual of soft debt. A substantial rent increase went into effect in February 2004, and operating statements through June 2004 demonstrate that the Operating Partnership continues to operate above breakeven. The Investment General Partner will continue to monitor this Operating Partnership until property operations stabilize.

TKO Investment Properties V (Heather Ridge Apartments) is a 56-unit family property located in Redding, California. As of June 30, 2004 occupancy is 100%, however the property is operating below breakeven due to high repair and capital expenses associated with a 16-year old rehab. The Operating General Partner has deferred management fees in order to increase cash flow and complete necessary repairs. Additionally, a $25 rent increase was implemented in June 2004. Sustained high occupancy and increased rents are expected to allow the property to breakeven in 2004.

In February 2004, Boston Capital Tax Credit Fund I - Series 5 and Boston Capital Tax Credit Fund II - Series 14 negotiated a sale of their Investment Limited Partner interests in Glenhaven Park Partners (Glenhaven Park) to the Operating General Partner for total proceeds of $28,760. Of the total received $6,000 actually was for payment of outstanding reporting fees and $22,760 was proceeds from the sale of the interests. The total sale proceeds received were used to repay subordinated loans that had been made by Boston Capital Tax Credit Fund II-Series 14. Total outstanding subordinated loans and advances made by Series 14 exceeded the repayment by $156,940. The unpaid loans and advances were written off by Boston Capital Tax Credit Fund II - Series 14.

Series 6

As of June 30, 2004 and 2003, the average Qualified Occupancy for the series was 100%. The series had a total of fifteen properties at June 30, 2004, all of which were at 100% Qualified Occupancy.

For the three months being reported the series reflects a net loss from the Operating Partnerships of $56,020. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $246,755.

Socorro Properties, Limited Partnership, (Los Pueblos Apartments) located in Socorro, New Mexico operated below breakeven throughout 2003. The primary reason for its negative cash flow is low occupancy, which averaged 78.39% for 2003. Occupancy has improved during the last quarter of 2003 and into 2004, averaging 87% for the first six months of 2004. Early in 2003, the property was without a maintenance technician, the property suffered from some deferred maintenance and unit turnover was delayed. The Operating General Partner sent a maintenance coordinator and another maintenance technician who cured the deferred maintenance in mid-2003. The property has a lot of traffic, but the turnover is very high. The property brought on a new maintenance technician at the beginning of the third quarter of 2003. The property has been able to operate above breakeven for the first two quarters of 2004.

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

Auburn Trace Limited (Auburn Trace) is a 256 unit property located in Delray Beach, Florida that operated below breakeven in 2003. The primary cause of the negative cash flow was due to high operating expenses. The Operating General Partner is attempting to reduce operating expenses primarily in the areas of administration and maintenance. Maintenance costs increased in 2003 due to the replacement of air conditioner and water heater units and the addition of a security system at the property. Many units also had to be painted, carpeted and have cupboards replaced after tenant evictions. As these maintenance projects are completed, maintenance expense should decrease significantly. Through the second quarter 2004, the property is generating cash and expenses have decreased. Physical occupancy has been consistently strong at this property, and is currently at 99% as of June 30, 2004. The Investment General Partner will continue working with the Operating General Partner to stabilize the property. The mortgage and property taxes, property insurance are current. The Operating General Partner continues to fund operating deficits.

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

If the book value of the Partnership's investment in an Operating Partnership exceeds the estimated value derived by management, which generally consists of the remaining future Low-Income Housing Credits allocable to the Partnership and the estimated residual value to the Partnership, the Partnership reduces its investment in any such Operating Limited Partnership and includes such reduction in equity in loss of investment of limited partnerships.

Item 3	Quantitative and Qualitative Disclosure About Market Risk

Not Applicable

Item 4	Controls & Procedures

	(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Partnership's General Partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of C&M Management, Inc. carried out an evaluation of the effectiveness of the Partnership's "disclosure controls and procedures" as defined in the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that as of the end of the period covered by this report, the Partnership's disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Partnership required to be included in the Partnership's periodic SEC filings.

	(b)	Changes in Internal Controls

There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended June 30, 2004 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a)Exhibits

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

(b)Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the Partnership has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund Limited Partnership

	By:	Boston Capital Associates Limited Partnership, General Partner

	By:	BCA Associates Limited Partnership, General Partner

	By:	C&M Management, Inc., General Partner

Date: August 19, 2004	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of
1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

August 19, 2004	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), C&M Management Inc.; Director, President (Principal Executive Officer) BCTC Assignor Corp.

DATE:	SIGNATURE:	TITLE:

August 19, 2004	/s/ Marc N. Teal Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer), C&M Management Inc; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC Assignor Corp.