Form 10-Q
period 2004-09-30
BOSTON CAPITAL TAX CREDIT FUND LTD PARTNERSHIP
filed 2004-11-19
CIK 835095

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended September 30, 2004

                                             or

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

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2004

TABLE OF CONTENTS
FOR THE QUARTER ENDED SEPTEMBER 30, 2004

Balance Sheets 4

Balance Sheets Series 1 5

Balance Sheets Series 2 6

Balance Sheets Series 3 7

Balance Sheets Series 4 8

Balance Sheets Series 5 9

Balance Sheets Series 6 10

Statements of Operations three months 11

Three Months Operations Series 1 12

Three Months Operations Series 2 13

Three Months Operations Series 3 14

Three Months Operations Series 4 15

Three Months Operations Series 5 16

Three Months Operations Series 6 17

Statements of Operations six months 18

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

Cash Flows Series 1 30

Cash Flows Series 2 31

Cash Flows Series 3 32

Cash Flows Series 4 33

Cash Flows Series 5 34

Cash Flows Series 6 35

BOSTON CAPITAL TAX CREDIT FUND LIMITED PARTNERSHIP

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2004

TABLE OF CONTENTS (CONTINUED)

Notes to Financial Statements 36

Note A Organization 36

Note B Accounting 37

Note C Related Party Transactions 37

Note D Investments 39

Statement of operation

Combined Statements Series 1 40

Combined Statements_Series 2 41

Combined Statements Series 3 42

Combined Statements Series 4 43

Combined Statements Series 5 44

Combined Statements Series 6 45

Note E Taxable Loss 46

Liquidity 47

Capital Resources 47

Results of Operations 48

Critical_Accounting_Policies 56

Quantitative_and_Qualitative 56

Controls_and_Procedures 56

Part II Other Information 57

Signatures 58

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

	September 30, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 6,949,812	$ 7,105,160

OTHER ASSETS
Cash and cash equivalents	669,537	2,321,739
Other assets	347,412	312,412

	$ 7,966,761	$ 9,739,311

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	11,745,106	11,510,858

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 9,800,600 issued and outstanding	(2,907,782)	(903,920)
General Partner	(870,563)	(867,627)
	(3,778,345)	(1,771,547)
	$ 7,966,761	$ 9,739,311

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 1

	September 30, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	49,987	57,437
Other assets	-	-

	$ 49,987	$ 57,437

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	2,507,443	2,421,834

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 1,299,900 issued and outstanding	(2,319,657)	(2,227,529)
General Partner	(137,799)	(136,868)
	(2,457,456)	(2,364,397)
	$ 49,987	$ 57,437

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 2

	September 30, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 30,638	$ 29,483

OTHER ASSETS
Cash and cash equivalents	7,575	4,947
Other assets	312,206	312,206

	$ 350,419	$ 346,636

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	919,862	875,186

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 830,300 issued and outstanding	(494,406)	(453,922)
General Partner	(75,037)	(74,628)
	(569,443)	(528,550)
	$ 350,419	$ 346,636

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 3

	September 30, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	264,314	1,678,100
Other assets	28,700	-

	$ 293,014	$ 1,678,100

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	3,122,362	3,148,294

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 2,882,200 issued and outstanding	(2,565,072)	(1,203,578)
General Partner	(264,276)	(266,616)
	(2,829,348)	(1,470,194)
	$ 293,014	$ 1,678,100

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 4

	September 30, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 2,261,401	$ 2,523,132

OTHER ASSETS
Cash and cash equivalents	193,265	419,938
Other assets	6,506	206

	$ 2,461,172	$ 2,943,276

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	2,874,817	2,834,178

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 2,995,300 issued and outstanding	(150,604)	368,112
General Partner	(263,041)	(259,014)
	(413,645)	109,098
	$ 2,461,172	$ 2,943,276

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 5

	September 30, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 334,513	$ 326,846

OTHER ASSETS
Cash and cash equivalents	56,783	66,335
Other assets	-	-

	$ 391,296	$ 393,181

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	353,418	337,056

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 489,900 issued and outstanding	79,249	97,314
General Partner	(41,371)	(41,189)
	37,878	56,125
	$ 391,296	$ 393,181

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 6

	September 30, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 4,323,260	$ 4,225,699

OTHER ASSETS
Cash and cash equivalents	97,613	94,982
Other assets	-	-

	$ 4,420,873	$ 4,320,681

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	1,967,204	1,894,310

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 1,303,000 issued and outstanding	2,542,708	2,515,683
General Partner	(89,039)	(89,312)
	2,453,669	2,426,371
	$ 4,420,873	$ 4,320,681

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

	2004		2003

Income
Interest income	$ 1,282		$ 2,581
Miscellaneous income	92,798		27,925
	94,080		30,506

Share of income (loss) from Operating Partnerships(Note D)	190,593	*	184,479	**

Expenses
Professional fees	55,952		59,737
Partnership management fees (Note C)	197,850		198,814
General and administrative fees	16,535		22,645
	270,337		281,196

NET GAIN/(LOSS)	$ 14,336		$ (66,211)

Net income (loss) allocated to assignees	$ 14,194		$ (65,548)

Net income (loss) allocated to general partner	$ 142		$ (663)

Net income (loss) per BAC	$ (.00)		$ (.01)

* Includes gain on sale of operating limited partnership of $258,836 for Series 3.

** Includes gain on sale of operating limited partnership of $51,586 and $175,000 for Series 3 and Series 4, respectivily.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,

(Unaudited)

Series 1

	2004	2003

Income
Interest income	$ 57	$ 70
Miscellaneous income	1,398	26,174
	1,455	26,244

Share of income (loss) from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	9,684	10,290
Partnership management fees (Note C)	39,311	42,426
General and administrative fees	1,914	3,893
	50,909	56,609

NET GAIN/(LOSS)	$ (49,454)	$ (30,365)

Net income (loss) allocated to assignees	$ (48,959)	$ (30,061)

Net income (loss) allocated to general partner	$ (495)	$ (304)

Net income (loss) per BAC	$ (.04)	$ (.02)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 2

	2004	2003

Income
Interest income	$ 5	$ 10
Miscellaneous income	-	74
	5	84

Share of income (loss) from Operating Partnerships(Note D)	(1,768)	(4,711)

Expenses
Professional fees	7,463	7,760
Partnership management fees	16,375	12,270
General and administrative fees	1,882	2,409
	25,720	22,439

NET GAIN/(LOSS)	$ (27,483)	$ (27,066)

Net income (loss) allocated to assignees	$ (27,208)	$ (26,795)

Net income (loss) allocated to general partner	$ (275)	$ (271)

Net income (loss) per BAC	$ (.03)	$ (.03)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 3

	2004	2003

Income
Interest income	$ 459		$ 2,191
Miscellaneous income	91,400		224
	91,859		2,415

Share of income (loss) from Operating Partnerships(Note D)	258,836	*	51,586	**

Expenses
Professional fees	11,219		12,330
Partnership management fees (Note C)	51,520		48,827
General and administrative expenses	6,353		6,691
	69,092		67,848

NET GAIN/(LOSS)	$ 281,603		$ (13,847)

Net income (loss) allocated to assignees	$ 278,787		$ (13,709)

Net income (loss) allocated to general partner	$ 2,816		$ (138)

Net income (loss) per BAC	$ .10		$ (.01)

* Includes gain on sale of operating limited partnership of $258,836 for Series 3.

** Includes gain on sale of operating limited partnership of $51,586.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 4

	2004	2003

Income
Interest income	$ 592	$ 132
Miscellaneous income	-	74
	592	206

Share of income (loss) from Operating Partnerships(Note D)	(148,145)	22,945	**

Expenses
Professional fees	11,839	12,733
Partnership management fees (Note C)	46,490	55,468
General and administrative fees	2,772	5,410
	61,101	73,611

NET GAIN/(LOSS)	$ (208,654)	$ (50,460)

Net income (loss) allocated to assignees	$ (206,567)	$ (49,955)

Net income (loss) allocated to general partner	$ (2,087)	$ (505)

Net income (loss) per BAC	$ (.07)	$ (.02)

** Includes gain on sale of operating limited partnership of $175,000.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 5

	2004	2003

Income
Interest income	$ 63	$ 82
Miscellaneous income	-	74
	63	156

Share of income (loss) from Operating Partnerships(Note D)	(1,634)	1,304

Expenses
Professional fees	6,269	6,654
Partnership management fees (Note C)	8,085	9,204
General and administrative fees	1,756	1,718
	16,110	17,576

NET GAIN/(LOSS)	$ (17,681)	$ (16,116)

Net income (loss) allocated to assignees	$ (17,504)	$ (15,955)

Net income (loss) allocated to general partner	$ (177)	$ (161)

Net income (loss) per BAC	$ (.04)	$ (.03)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 6

	2004	2003

Income
Interest income	$ 106	$ 96
Miscellaneous income	-	1,305
	106	1,401

Share of income (loss) from Operating Partnerships(Note D)	83,304	113,355

Expenses
Professional fees	9,478	9,970
Partnership management fees (Note C)	36,069	30,619
General and administrative expenses	1,858	2,524
	47,405	43,113

NET GAIN/(LOSS)	$ 36,005	$ 71,643

Net income (loss) allocated to assignees	$ 35,645	$ 70,927

Net income (loss) allocated to general partner	$ 360	$ 716

Net income (loss) per BAC	$ .03	$ .05

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

	2004		2003

Income
Interest income	$ 5,372		$ 4,893
Miscellaneous income	102,780		47,332
	108,152		52,225

Share of income (loss) from Operating Partnerships(Note D)	117,253	*	1,930,260	**

Expenses
Professional fees	74,289		79,867
Partnership management fees (Note C)	378,083		375,105
General and administrative fees	66,675		31,462
	519,047		486,434

NET GAIN/(LOSS)	$ (293,642)		$ 1,496,051

Net income (loss) allocated to assignees	$ (290,706)		$ 1,481,091

Net income (loss) allocated to general partner	$ (2,936)		$ 14,960

Net income (loss) per BAC	$ (.03)		$ .15

* Includes gain on sale of operating limited partnership of $258,836 for Series 3.

** Includes gain on sale of operating limited partnership of $2,025,512 and $175,000 for Series 3 and Series 4, respectivily.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 1

	2004	2003

Income
Interest income	$ 115	$ 138
Miscellaneous income	1,398	35,558
	1,513	35,696

Share of income (loss) from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	13,029	13,935
Partnership management fees (Note C)	77,737	76,454
General and administrative fees	3,806	5,458
	94,572	95,847

NET GAIN/(LOSS)	$ (93,059)	$ (60,151)

Net income (loss) allocated to assignees	$ (92,128)	$ (59,549)

Net income (loss) allocated to general partner	$ (931)	$ (602)

Net income (loss) per BAC	$ (.07)	$ (.05)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 2

	2004	2003

Income
Interest income	$ 10	$ 19
Miscellaneous income	150	1,097
	160	1,116

Share of income (loss) from Operating Partnerships(Note D)	1,155	(9,406)

Expenses
Professional fees	9,319	9,910
Partnership management fees	29,812	26,974
General and administrative fees	3,077	3,306
	42,208	40,190

NET GAIN/(LOSS)	$ (40,893)	$ (48,480)

Net income (loss) allocated to assignees	$ (40,484)	$ (47,995)

Net income (loss) allocated to general partner	$ (409)	$ (485)

Net income (loss) per BAC	$ (.05)	$ (.06)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 3

	2004		2003

Income
Interest income	$ 3,631		$ 4,171
Miscellaneous income	100,301		8,024
	103,932		12,195

Share of income (loss) from Operating Partnerships(Note D)	258,836	*	2,010,212	**

Expenses
Professional fees	16,169		17,580
Partnership management fees (Note C)	93,992		83,486
General and administrative expenses	18,602		9,687
	128,763		110,753

NET GAIN/(LOSS)	$ 234,005		$ 1,911,654

Net income (loss) allocated to assignees	$ 231,665		$ 1,892,537

Net income (loss) allocated to general partner	$ 2,340		$ 19,117

Net income (loss) per BAC	$ .08		$ .66

* Includes gain on sale of operating limited partnership of $258,836 for   Series 3.

** Includes gain on sale of operating limited partnership of $2,025,512.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 4

	2004	2003

Income
Interest income	$ 1,280	$ 151
Miscellaneous income	-	74
	1,280	225	**

Share of income (loss) from Operating Partnerships(Note D)	(261,731)	(270,534)

Expenses
Professional fees	15,799	16,993
Partnership management fees (Note C)	90,766	111,084
General and administrative fees	35,730	7,436
	142,295	135,513

NET GAIN/(LOSS)	$ (402,746)	$ (405,822)

Net income (loss) allocated to assignees	$ (398,719)	$ (401,764)

Net income (loss) allocated to general partner	$ (4,027)	$ (4,058)

Net income (loss) per BAC	$ (.13)	$ (.13)

** Includes gain on sale of operating limited partnership of $175,000.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 5

	2004	2003

Income
Interest income	$ 129	$ 194
Miscellaneous income	-	1,274
	129	1,468

Share of income (loss) from Operating Partnerships(Note D)	7,667	(9,078)

Expenses
Professional fees	7,769	8,454
Partnership management fees (Note C)	15,766	18,247
General and administrative fees	2,508	2,241
	26,043	28,942

NET GAIN/(LOSS)	$ (18,247)	$ (36,552)

Net income (loss) allocated to assignees	$ (18,065)	$ (36,186)

Net income (loss) allocated to general partner	$ (182)	$ (366)

Net income (loss) per BAC	$ (.04)	$ (.07)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 6

	2004	2003

Income
Interest income	$ 207	$ 220
Miscellaneous income	931	1,305
	1,138	1,525

Share of income (loss) from Operating Partnerships(Note D)	111,326	209,066

Expenses
Professional fees	12,204	12,995
Partnership management fees (Note C)	70,010	58,860
General and administrative expenses	2,952	3,334
	85,166	75,189

NET GAIN/(LOSS)	$ 27,298	$ 135,402

Net income (loss) allocated to assignees	$ 27,025	$ 134,048

Net income (loss) allocated to general partner	$ 273	$ 1,354

Net income (loss) per BAC	$ .02	$ .10

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30,
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2004	$ (903,920)	$ (867,627)	$(1,771,547)

Distributions	(1,713,156)	-	(1,713,156)

Net income (loss)	(290,706)	(2,936)	(293,642)

Partners' capital (deficit), September 30, 2004	$(2,907,782)	$ (870,563)	$(3,778,345)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30,
(Unaudited)

	Assignees	General Partner	Total
Series 1
Partners' capital (deficit) April 1, 2004	$(2,227,529)	$ (136,868)	$(2,364,397)

Distributions	-	-	-

Net income (loss)	(92,128)	(931)	(93,059)

Partners' capital (deficit) September 30, 2004	$(2,319,657)	$ (137,799)	$(2,457,456)

Series 2
Partners' capital (deficit) April 1, 2004	$ (453,922)	$ (74,628)	$ (528,550)

Distributions	-	-	-

Net income (loss)	(40,484)	(409)	(40,893)

Partners' capital (deficit) September 30, 2004	$ (494,406)	$ (75,037)	$ (569,443)

The accompanying notes are an integral part of these statements.

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30,
(Unaudited)

	Assignees	General Partner	Total
Series 3
Partners' capital (deficit) April 1, 2004	$(1,203,578)	$ (266,616)	$(1,470,194)

Distributions	(1,593,159)	-	(1,593,159)

Net income (loss)	231,665	2,340	234,005

Partners' capital (deficit) September 30, 2004	$(2,565,072)	$ (264,276)	$(2,829,348)

Series 4
Partners' capital (deficit) April 1, 2004	$ 368,112	$ (259,014)	$ 109,098

Distributions	(119,997)	-	(119,997)

Net income (loss)	(398,719)	(4,027)	(402,746)

Partners' capital (deficit), September 30, 2004	$ (150,604)	$ (263,041)	$ (413,645)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30,
(Unaudited)

	Assignees	General Partner	Total
Series 5
Partners' capital (deficit) April 1, 2004	$ 97,314	$ (41,189)	$ 56,125

Distributions	-	-	-

Net income (loss)	(18,065)	(182)	(18,247)

Partners' capital (deficit), September 30, 2004	$ 79,249	$ (41,371)	$ 37,878

Series 6
Partners' capital (deficit) April 1, 2004	$ 2,515,683	$ (89,312)	$ 2,426,371

Distributions	-	-	-

Net income (loss)	27,025	273	27,298

Partners' capital (deficit), September 30, 2004	$ 2,542,708	$ (89,039)	$ 2,453,669

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS
Six Months Ended September 30,
(Unaudited)

	2004	2003
Cash flows from operating activities:

Net Income (Loss)	$ (293,642)	$ 1,496,051
Adjustments
Distributions from Operating Partnerships	13,765	12,303
Amortization	-	-
Share of (Income) Loss from Operating Partnerships	(117,253)	(1,930,260)
Changes in assets and liabilities
Increase (Decrease) in accounts payable affiliates	234,248	184,733
Decrease (Increase) in other assets	(35,000)	(71,583)

Net cash (used in) provided by operating activities	(197,882)	(308,756)

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	258,836	2,200,512

Net cash (used in) provided by investing activity	258,836	2,200,512

Cash flows from financing activity:

Distributions	(1,713,156)	-

Net cash (used in) provided by financing activity	(1,713,156)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,652,202)	1,891,756

Cash and cash equivalents, beginning	2,321,739	217,560

Cash and cash equivalents, ending	$ 669,537	$ 2,109,316

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 1

	2004	2003
Cash flows from operating activities:

Net Income (Loss)	$ (93,059)	$ (60,151)
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	-	-
Share of (Income) Loss from Operating Partnerships	-	-
Changes in assets and liabilities
Increase (Decrease) in accounts payable affiliates	85,609	68,332
Decrease (Increase) in other assets	-	-

Net cash (used in) provided by operating activities	(7,450)	8,181

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	-	-

Net cash (used in) provided by investing activity	-	-

Cash flows from financing activity:

Distributions	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,450)	8,181

Cash and cash equivalents, beginning	57,437	46,413

Cash and cash equivalents, ending	$ 49,987	$ 54,594

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 2

	2004	2003
Cash flows from operating activities:

Net Income (Loss)	$ (40,893)	$ (48,480)
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	-	-
Share of (Income) Loss from Operating Partnerships	(1,155)	9,406
Changes in assets and liabilities
Increase (Decrease) in accounts payable affiliates	44,676	40,173
Decrease (Increase) in other assets	-	-

Net cash (used in) provided by operating activities	2,628	1,099

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	-	-

Net cash (used in) provided by investing activity	-	-

Cash flows from financing activity:

Distributions	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,628	1,099

Cash and cash equivalents, beginning	4,947	4,541

Cash and cash equivalents, ending	$ 7,575	$ 5,640

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 3

	2004	2003
Cash flows from operating activities:

Net Income (Loss)	$ 234,005	$ 1,911,654
Adjustments
Distributions from Operating Partnerships	-	1
Amortization	-	-
Share of (Income) Loss from Operating Partnerships	(258,836)	(2,010,212)
Changes in assets and liabilities
Increase (Decrease) in accounts payable affiliates	(25,932)	(145,258)
Decrease (Increase) in other assets	(28,700)	(67,986)

Net cash (used in) provided by operating activities	(79,463)	(311,801)

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	258,836	2,025,512

Net cash (used in) provided by investing activity	258,836	2,025,512

Cash flows from financing activity:

Distributions	(1,593,159)	-

Net cash (used in) provided by financing activity	(1,593,159)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,413,786)	1,713,711

Cash and cash equivalents, beginning	1,678,100	9,099

Cash and cash equivalents, ending	$ 264,314	$ 1,722,810

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 4

	2004	2003
Cash flows from operating activities:

Net Income (Loss)	$ (402,746)	$ (405,822)
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	-	-
Share of (Income) Loss from Operating Partnerships	261,731	270,534
Changes in assets and liabilities
Increase (Decrease) in accounts payable affiliates	40,639	129,124
Decrease (Increase) in other assets	(6,300)	(3,597)

Net cash (used in) provided by operating activities	(106,676)	(9,761)

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	-	175,000

Net cash (used in) provided by investing activity	-	175,000

Cash flows from financing activity:

Distributions	(119,997)	-

Net cash (used in) provided by financing activity	(119,997)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(226,673)	165,239

Cash and cash equivalents, beginning	419,938	14,705

Cash and cash equivalents, ending	$ 193,265	$ 179,944

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 5

	2004	2003
Cash flows from operating activities:

Net Income (Loss)	$ (18,247)	$ (36,552)
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	-	-
Share of (Income) Loss from Operating Partnerships	(7,667)	9,078
Changes in assets and liabilities
Increase (Decrease) in accounts payable affiliates	16,362	18,860
Decrease (Increase) in other assets	-	-

Net cash (used in) provided by operating activities	(9,552)	(8,614)

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	-	-

Net cash (used in) provided by investing activity	-	-

Cash flows from financing activity:

Distributions	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,552)	(8,614)

Cash and cash equivalents, beginning	66,335	76,346

Cash and cash equivalents, ending	$ 56,783	$ 67,732

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 6

	2004	2003
Cash flows from operating activities:

Net Income (Loss)	$ 27,298	$ 135,402
Adjustments
Distributions from Operating Partnerships	13,765	12,302
Amortization	-	-
Share of (Income) Loss from Operating Partnerships	(111,326)	(209,066)
Changes in assets and liabilities
Increase (Decrease) in accounts payable affiliates	72,894	73,502
Decrease (Increase) in other assets	-	-

Net cash (used in) provided by operating activities	2,631	12,140

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	-	-

Net cash (used in) provided by investing activity	-	-

Cash flows from financing activity:

Distributions	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,631	12,140

Cash and cash equivalents, beginning	94,982	66,456

Cash and cash equivalents, ending	$ 97,613	$ 78,596

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS
September 30, 2004

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
September 30, 2004
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of September 30, 2004 and for the three and six months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Partnership in acquiring the investments in Operating Partnerships are capitalized to the investment account. The Partnership's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's Annual Report on Form 10-K.

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings LP, Boston Capital Partners, Inc. and Boston Capital Asset Management Limited Partnership.

Accounts payable - affiliates at September 30, 2004 and 2003 represents accrued general and administrative expenses, accrued partnership management fees, and advances from an affiliate of the general partner, which are payable to Boston Capital Holdings LP, and Boston Capital Asset Management Limited Partnership.

General and administrative expenses incurred by Boston Capital Holdings LP, and Boston Capital Asset Management Limited Partnership were charged to each series' operations for the quarters ended September 30, 2004 and 2003 as follows:
	2004	2003
Series 1	$ 756	$ 658
Series 2	690	856
Series 3	4,696	884
Series 4	1,191	929
Series 5	657	728
Series 6	629	658

	$ 8,619	$ 4,713

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2004
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

An annual partnership management fee based on .375 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. Since reporting fees collected by the series were added to reserves and not paid to Boston Capital Asset Management LP, the amounts accrued are not net of reporting fees received. The partnership management fee accrued for the quarters ended September 30, 2004 and 2003 are as follows:
	2004	2003
Series 1	$ 42,426	$ 42,426
Series 2	16,836	16,836
Series 3	52,470	56,294
Series 4	46,490	55,617
Series 5	8,181	9,429
Series 6	36,069	36,069

	$202,472	$216,671

As of September 30, 2004, an affiliate of the general partner advanced a total of $617,504 to the Partnership to pay certain operating expenses of the Partnership, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. A total of $20,000 was advanced during the quarter ended September 30, 2004. Below is a summary, by series, of the total advances made to date.
2004
Series 1	$ 90,810
Series 2	85,000
Series 3	293,172
Series 4	148,522

$617,504

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships.

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
September 30, 2004

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At September 30, 2004 and 2003, the Partnership had limited partnership interests in 92 and 100 Operating Partnerships, respectively, which own operating apartment complexes as follows:

Series	2004	2003
1	18	18
2	8	8
3	29	31
4	18	23
5	4	5
6	15	15

	92	100

Under the terms of the Partnership's investment in each Operating Partnership, the Partnership was required to make capital contributions to such Operating Partnerships. These contributions were payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. At September 30, 2004 and 2003, all capital contributions had been paid.

The Partnership's fiscal year ends March 31 of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the six months ended June 30, 2004.

The combined unaudited summarized statements of operations of the Operating Partnerships for the six months ended June 30, 2004 and 2003 are as follows:

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS
September 30, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months ended June 30,
(Unaudited)

Series 1

	2004	2003

Revenues
Rental	$ 2,602,480	$ 2,675,543
Interest and other	157,753	147,304

	2,760,233	2,822,847

Expenses
Interest	580,311	629,639
Depreciation and amortization	798,538	848,203
Operating expenses	2,374,447	2,207,245
	3,753,296	3,685,087

NET LOSS	$ (993,063)	$ (862,240)

Net income (loss) allocated to Boston Capital Tax Credit Fund Limited Partnership	$ -	$ -

Net loss allocated to other Partners	$ (9,931)	$ (8,622)

Net loss suspended	$ (983,132)	$ (853,618)

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
September 30, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months ended June 30,
(Unaudited)

Series 2

	2004	2003

Revenues
Rental	$ 1,024,873	$ 958,429
Interest and other	19,241	37,740

	1,044,114	996,169

Expenses
Interest	128,816	138,032
Depreciation and amortization	222,118	207,249
Operating expenses	746,462	694,134
	1,097,396	1,039,415

NET LOSS	$ (53,282)	$ (43,246)

Net income (loss) allocated to Boston Capital Tax Credit Fund Limited Partnership	$ 1,155	$ (9,406)

Net loss allocated to other Partners	$ (533)	$ (432)

Net loss suspended	$ (53,904)	$ (33,408)

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
September 30, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months ended June 30,

(Unaudited)

Series 3
	2004	2003

Revenues
Rental	$ 3,533,927	$ 3,532,636
Interest and other	85,839	103,742

	3,619,766	3,636,378

Expenses
Interest	833,767	881,103
Depreciation and amortization	1,032,898	1,086,306
Operating expenses	2,575,383	2,649,056
	4,442,048	4,616,465

NET LOSS	$ (822,282)	$ (980,087)

Net income (loss) allocated to Boston Capital Tax Credit Fund Limited Partnership	$ -	$ (15,300)

Net loss allocated to other partners	$ (8,223)	$ (9,801)

Net loss suspended	$ (814,059)	$ (954,986)

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
September 30, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months ended June 30,
(Unaudited)

Series 4

	2004	2003

Revenues
Rental	$ 3,269,639	$ 3,535,353
Interest and other	304,699	138,689

	3,574,338	3,674,042

Expenses
Interest	967,995	1,049,410
Depreciation and amortization	890,229	995,785
Operating expenses	2,148,117	2,521,553
	4,006,341	4,566,748

NET LOSS	$ (432,003)	$ (892,706)

Net income (loss) allocated to Boston Capital Tax Credit Fund Limited Partnership	$ (261,731)	$ (445,534)

Net loss allocated to other Partners	$ (4,320)	$ (8,927)

Net loss suspended	$ (165,952)	$ (438,245)

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
September 30, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months ended June 30,
(Unaudited)

Series 5
	2004	2003

Revenues
Rental	$ 422,500	$ 408,674
Interest and other	16,725	29,597

	439,225	438,271

Expenses
Interest	40,122	54,509
Depreciation and amortization	113,193	116,907
Operating expenses	317,845	327,150
	471,160	498,566

NET LOSS	$ (31,935)	$ (60,295)

Net income (loss) allocated to Boston Capital Tax Credit Fund Limited Partnership	$ 7,667	$ (9,078)

Net loss allocated to other Partners	$ (319)	$ (603)

Net loss suspended	$ (39,283)	$ (50,614)

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
September 30, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months ended June 30,
(Unaudited)

Series 6
	2004	2003

Revenues
Rental	$ 2,399,833	$ 2,299,701
Interest and other	106,484	99,111

	2,506,317	2,398,812

Expenses
Interest	461,751	449,330
Depreciation and amortization	606,380	623,266
Operating expenses	1,483,314	1,487,444
	2,551,445	2,560,040

NET INCOME (LOSS)	$ (45,128)	$ (161,228)

Net income (loss) allocated to Boston Capital Tax Credit Fund Limited Partnership	$ 111,326	$ 209,066

Net loss allocated to other Partners	$ (451)	$ (1,612)

Net loss suspended	$ (156,003)	$ (368,682)

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

September 30, 2004
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

The Partnership is currently accruing the annual partnership management fee. Partnership management fees accrued during the quarter ended September 30, 2004 were $202,472 and total partnership management fees accrued as of September 30, 2004 were $10,878,935. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Partnership receives sales or refinancing proceeds from Operating Partnerships, which will be used to satisfy such liabilities.

The Partnership has also recorded other payables to affiliates of $865,691. The amount consists of advances to pay certain third party operating expenses of the Partnership, advances and/or loans to Operating Partnerships, and accrued overhead allocations. The breakout between series are: $126,783 in Series 1, $126,363 in Series 2, $373,123 in Series 3, $207,921 in Series 4, none in Series 5, and $31,501 in Series 6. These and any future advances or accruals will be paid, without interest, from available cash flow, reporting fees, or proceeds of sales or refinancing of the Partnership's interest in Operating Partnerships.

Capital Resources

The Partnership offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on August 29, 1988. The Partnership received and accepted subscriptions for $97,746,940 representing 9,800,600 BACs from investors admitted as BAC Holders in Series 1 through Series 6 of the Partnership. Offers and sales of BACs in Series 1 through Series 6 of the Partnership were completed and the last of the BACs in Series 6 were issued by the Partnership on September 29, 1989. At September 30, 2004 and 2003 the Partnership had limited partnership equity interests in 92 and 100 Operating Partnerships, respectively.

As of September 30, 2004 the Partnership had $669,537 remaining in cash and cash equivalents. Below is a table, which provides, by series, the equity raised, number of BACs sold, final date BACs were offered, number of properties acquired, and cash and cash equivalents. $237,801 of Series 3 and $174,478 of Series 4 cash and cash equivalents represent proceeds being held from the sale of eight Operating Partnerships as of September 30, 2004.
Series	Equity	BACs	Final Close Date	Number of Properties	Proceeds Remaining
1	$12,999,000	1,299,900	12/18/88	18	$ 49,987
2	8,303,000	830,300	03/30/89	8	7,575
3	28,822,000	2,882,200	03/14/89	29	264,314
4	29,788,160	2,995,300	07/07/89	18	193,265
5	4,899,000	489,900	08/22/89	4	56,783
6	12,935,780	1,303,000	09/29/89	15	97,613

	$97,746,940	9,800,600		92	$669,537

Results of Operations

At September 30, 2004 and 2003 the Partnership held limited partnership interests in 92 and 100 Operating Partnerships, respectively. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

The Partnership incurs an annual partnership management fee to the General Partner and/or its affiliates in an amount equal to 0.375% of the aggregate cost of the Apartment Complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid by the Operating Partnerships. The annual partnership management fee is currently being accrued. It is anticipated that outstanding fees will be repaid from sale or refinancing proceeds. The annual partnership management fee charged to operations for the quarters ended September 30, 2004 and 2003, net of reporting fees received were $197,850 and $198,814, respectively.

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

Series 1

As of September 30, 2004 and 2003, the average Qualified Occupancy for the series was 100%. The series had a total of eighteen properties at September 30, 2004, all of which were at 100% Qualified Occupancy.

For the six months being reported Series 1 reflects a net loss from Operating Partnerships of $993,063, which includes depreciation of $798,538, which is a non-cash item.

Genesee Commons Associates (River Park Commons) is a 402 unit property located in Rochester, New York. The property is at the end of the compliance period. On April 15, 2004, the general partner interest was transferred to Conifer Reality, L.L.C., who intends to re-syndicate the property. It is anticipated that the property will file an application for an allocation of Low Income Housing Tax Credits (Tax Credits) in early 2005. If the property is allocated Tax Credits a sale could occur in the fall of 2005. The property's financial trouble stems from lack of income due to low occupancy. Occupancy was 62.5% as of September 2004. The property itself is not in good physical condition, which is hindering its ability to stay competitive. Other factors that affect occupancy at this time, are a decrease in population in the area, and a depressed local economy. The management company continues to work with local and state agencies to locate qualified residents. Also, the management company has developed a referral system with local non-profit agencies and churches.

Kingston Property Associates (Broadway East Townhouses) is a 122 unit property located in Kingston, New York. Effective July 2003, the Operating General Partner interest for Kingston Property Associates Limited Partnership sold from TFG/New York Properties, Inc. to Kingston Winn Limited Partnership. Also, the management company changed from The Finch Group to an affiliate of the new Operating General Partner, Winn Residential. The Lender and the Operating General Partner have entered into a Forbearance Agreement, dated July 16, 2003, which prevents the Lender from filing foreclosure action or accelerating the indebtedness providing the Operating General Partner follows the terms outlined in the agreement. The Operating General Partner applied for the credits in 2003 but did not receive them. They re-applied in March 2004 and received them. The new Operating General Partner is re-syndicating the property in January 2005. At the time of resyndication proceeds of $27,940 will be paid to the Investment Partnership.

Townhomes of Minnehaha, (Minnehaha Court Apartments) is a 24-unit property located in St. Paul, Minneapolis. The property is operating at a deficit through the third quarter of 2004 due to low occupancy. The average occupancy for this period was only 79%. Although the property is well maintained it is 16 years old and has trouble competing with new properties. Numerous properties have been built in the St. Paul area which offer better amenities at comparable rents. The management company continues to make capital improvements as necessary to improve curb appeal and increase occupancy. The compliance period has expired and the property is being marketed for sale.

Series 2

As of September 30, 2004 and 2003, the average Qualified Occupancy for the series was 100%. The series had a total of eight properties at September 30, 2004, all of which were at 100% Qualified Occupancy.

For the six months being reported Series 2 reflects a net loss from Operating Partnerships of $53,282, which includes depreciation of $222,118, which is a non-cash item.

Annadale Housing Partners (Annadale Apartments) has historically reported net losses due to operational issues associated with the property. In 2003 occupancy decreased from the previous year's level, averaging 81.92% for the year. As a result of the low occupancy the site staff was replaced during the fourth quarter of 2003. Due to the efforts of the new site staff and continued aggressive marketing occupancy has shown improvement in 2004, with the third quarter occupancy remaining strong at 94%. Management has promoted events such as a food drive to bring the community together. A new advertisement has been running in the local paper offering the first months rent free at the senior property. Expenses decreased from the prior year levels, however remain higher than the state average. Maintenance costs continue to be high due to the provisions of the loan agreements which stipulate that the Operating Partnership must spend a minimum of $55,000 per year on capital improvements, with the funding coming from operations. A substantial rent increase went into effect in February 2004, and operating statements through September 2004 demonstrate that the Operating Partnership continues to operate above breakeven. If operations stabilize through year end the Investment General Partner will no longer provide special disclosure on this Operating Partnership.

Series 3.

As of September 30, 2004 and 2003, the average Qualified Occupancy for the series was 100% and 99.9%, respectively. The series had a total of twenty-nine properties at September 30, 2004, all of which were at 100% Qualified Occupancy.

For the six months being reported Series 3 reflects a net loss from Operating Partnerships of $822,282, which includes depreciation of $1,032,898, which is a non-cash item. The net income per BAC reported in the prior year is primarily the result of income reported from the sale of two Operating Partnerships in the prior year. Additional information on the sale of the partnerships is provided below.

Central Parkway Towers', (Central Parkway Towers) occupancy has declined to 34% as the project prepares to close at the end of the compliance period on December 31, 2004. The City of Cincinnati canceled support programs and the property's overall financial position deteriorated significantly as a result of the dwindling occupancy. The Operating General Partner and the Investment General Partner stabilized the property to the best of their abilities to reach the end of the compliance period on December 31, 2004 to avoid the recapture of the tax credits. The Investment General Partner granted the Operating General Partner's request to change the Partnership Agreement to assign his interest to an LLC to limit his liability through the remaining term. Funding has been minimized, but necessary advances to keep the project operational through the end of 2004 will be made. The Investment General Partner has funded $32,800 through third quarter. At the end of the compliance period the Investment General Partner will allow the lease to revert back to the Operating General Partner and will no longer have an interest in the Operating Partnership.

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

In July 2004 the Investment General Partner sold its interest in Taylor Terrace for total proceeds to the Partnership of $37,836. The Investment General Partner has decided to forego collecting any fees or expense reimbursements associated with the sale and will return the entire proceeds received to the investors. The amount to be distributed to the investors is $.01 per BAC. It is anticipated that the distribution will be made in the first half of calendar year 2005 along with any other sale proceeds received and finalized in calendar year 2004.

Rainbow Housing Associates (Rainbow Apartments) is an 81-unit property located in Yuma, Arizona. The 15-year compliance period for this property ended in 2003. Despite average occupancy through the third quarter 2004 of only 79%, the property is operating above break-even. Yuma has seen over 400 new affordable housing units built in the area over the last three years, which has affected the occupancies of older properties, such as Rainbow Apartments. Management recognizes the competition, and; therefore, has increased advertising and is offering a reduced security deposit as a rental incentive. As a result, occupancy ncreased from 68% in September to 83% for October. The Investing General Partner is working closely with the Operating General Partner and an interested buyer to attempt to sell the partnership.

Paige Hall, (Paige Hall Apartments) is a 69-unit property located in Minneapolis, MN. In late 2003 and early 2004, vacancies increased due to the weak economy in Minneapolis and poor management. As of the first quarter of 2004, the occupancy rate was 81%, and there were deferred maintenance issues. Despite weak occupancies, the property was able to generate cash because there is no hard debt on the property. In the second quarter of 2004, a new management company was put in place. In September 2004, occupancy was up to 91%. The Operating General Partner was approved for a loan from the city of Minneapolis for capital improvement work. A site visit performed in September by the Investment General Partner confirmed that the property is in good condition. The Investment General Partner will continue to monitor the improving conditions at Paige Hall. The compliance period expired on December 31, 2003, and the Investing General Partner is working on selling the Invested Limited Partners interest to the Operating General Partner. Taxes, insurance and mortgage payments are all current. If occupancy remains stable through the end of the year special disclosure will no longer be reported on this Operating Partnership.

In July 2004, Boston Capital Tax Credit Fund I - Series 3 negotiated a sale of its Investment Limited Partner in Pedcor Investments 1988-IV,(Mann Village Apartments) to the Operating General Partner for total proceeds to the Investment Limited Partnership of $320,000. Of the total received, $99,000 actually was for payment of an outstanding reporting fees and $221,000 was proceeds from the sale of the interest. Of the proceeds received, it is estimated that approximately $87,000 will be distributed to the investors. Provided that this is the actual amount distributed, the investor per BAC distributions will be $.03. The total returned to the investors will be distributed based on the number of BACs held by each investor. The remaining proceeds of $134,000 is anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $3,200 represents a fee for overseeing and managing the disposition of the property; $12,500 represents a reimbursement of expenses incurred which were associated with the disposition and $118,300 represents a partial payment of outstanding Asset Management Fees due to BCAMLP.

Series 4

As of September 30, 2004 and 2003, the average Qualified Occupancy for the series was 100%. The series had a total of eighteen properties at September 30, 2004, all of which were at 100% Qualified Occupancy.

For the six months being reported Series 4 reflects a net loss from Operating Partnerships of $432,003, which includes depreciation of $890,229, which is a non-cash item.

Central Parkway Towers', (Central Parkway Towers) occupancy has declined to 34% as the project prepares to close at the end of the compliance period on December 31, 2004. The City of Cincinnati canceled support programs and the property's overall financial position deteriorated significantly as a result of the dwindling occupancy. The Operating General Partner and the Investment General Partner stabilized the property to the best of their abilities to reach the end of the compliance period on December 31, 2004 to avoid the recapture of the tax credits. The Investment General Partner granted the Operating General Partner's request to change the Partnership Agreement to assign his interest to an LLC to limit his liability through the remaining term. Funding has been minimized, but necessary advances to keep the project operational through the end of 2004 will be made. The Investment General Partner has funded $32,800 through third quarter. At the end of the compliance period the Investment General Partner will allow the lease to revert back to the Operating General Partner and will no longer have an interest in the Operating Partnership.

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

Auburn Trace Limited (Auburn Trace) is a 256 unit property located in Delray Beach, Florida that operated below breakeven in 2003 due to high operating expenses. The property has generated cash for the first three quarters of 2004 as occupancy is maintained above 95% and routine operating expenses have been reduced. The Investment General Partner will continue to monitor the property, however if operations remain stable special disclosure will no longer be reported on this Operating Partnership. The mortgage and property taxes, property insurance are current.

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

Clearview Apartments A LP, (Clear View Apartments) is a 24-unit deal located in Monte Vista, Colorado. At the end of the third quarter of 2004 occupancy was 79.17%. The property suffers from lack of rental assistance and a qualified applicant pool. The current management staff maintains contact with the housing authority as part of its marketing efforts as well as placement of advertising in local papers and distribution of flyers in the area. The Operating General Partner will contact the local Rural Development office to determine if any rental assistance can be transferred to this property. The property continues to meet is current obligations and anticipates on operating at breakeven for 2004.

Pedcor Investments 1988-VI, Limited Partnership (Thompson Village) is a 240-unit property located in Indianapolis, Indiana. Average occupancy through third quarter 2004 is 89% and, as a result, the property is operating below breakeven. Occupancy decreased in July as a result of a softening in the Indiana market; however, occupancy increased in August and September as a result of management aggressively marketing the property through a resident referral incentive, direct marketing with businesses located near the property, and an interactive web-site. Management has also implemented a resident retention program, offering coupons for local eateries. The Replacement Reserve is funded and tax, insurance, and mortgage payments are all current. The property will reach the end of its compliance period on December 31, 2004. The Investment General Partner is actively negotiating the sale of its interest for sometime in early 2005.

Series 5

As of September 30, 2004 and 2003, the average Qualified Occupancy for the series was 100%. The series had a total of four properties at September 30, 2004, all of which were at 100% Qualified Occupancy.

For the six months being reported Series 5 reflects a net loss from Operating Partnerships of $31,935, which includes depreciation of $113,193, which is a non-cash item.

Annadale Housing Partners (Annadale Apartments) has historically reported net losses due to operational issues associated with the property. In 2003 occupancy decreased from the previous year's level, averaging 81.92% for the year. As a result of the low occupancy the site staff was replaced during the fourth quarter of 2003. Due to the efforts of the new site staff and continued aggressive marketing occupancy has shown improvement in 2004, with the third quarter occupancy remaining strong at 94%. Management has promoted events such as a food drive to bring the community together. A new advertisement has been running in the local paper offering the first months rent free at the senior property. Expenses decreased from the prior year levels, however remain higher than the state average. Maintenance costs continue to be high due to the provisions of the loan agreements which stipulate that the Operating Partnership must spend a minimum of $55,000 per year on capital improvements, with the funding coming from operations. A substantial rent increase went into effect in February 2004, and operating statements through September 2004 demonstrate that the Operating Partnership continues to operate above breakeven. If operations stabilize through year end the Investment General Partner will no longer provide special disclosure on this Operating Partnership.

TKO Investment Properties V (Heather Ridge Apartments) is a 56-unit family property located in Redding, California. As of September 30, 2004, average occupancy is 98%, but the property is operating below breakeven. To fund the deficits the management company (also the Operating General Partner) has forgone management fees for second and third quarters. The property implemented a rent increase in June 2004 which will have a positive impact on operations. The Operating General Partner will continue to monitor the property to ensure that it exhibits stable status through the remainder of 2004.

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

Series 6

As of September 30, 2004 and 2003, the average Qualified Occupancy for the series was 100%. The series had a total of fifteen properties at September 30, 2004, all of which were at 100% Qualified Occupancy.

For the six months being reported Series 6 reflects a net loss from Operating Partnerships of $45,128, which includes depreciation of $606,380, which is a non-cash item.

Socorro Properties, Limited Partnership, (Los Pueblos Apartments) located in Socorro, New Mexico operated below breakeven throughout 2003. The primary reason for its negative cash flow is low occupancy, which averaged 78% for 2003. Though occupancy improved during the last quarter of 2003 and through the third quarter of 2004 to 84%, the property has continued to operate below breakeven. The property has also struggled with high turnover due to the transient nature of the Socorro, NM. In July 2004, the on-site manager was replaced. The Regional Manager spends two days a week at the property. Since the new manager started, traffic has increased and occupancy is expected to increase to 90% by the end of November 2004.

The Operating General Partner of Sherburne Housing Redevelopment Company, (Sherburne Senior Housing) negotiated a sale of his Operating General Partner interest. In addition to the transfer of Operating General Partner interest, an exit strategy has been put in place that will allow for the sale of the Investment Limited Partner interest to the new Operating General Partner at the end of the 15-year tax credit compliance period in December 2004.

Auburn Trace Limited (Auburn Trace) is a 256 unit property located in Delray Beach, Florida that operated below breakeven in 2003 due to high operating expenses. The property has generated cash for the first three quarters of 2004 as occupancy is maintained above 95% and routine operating expenses have been reduced. The Investment General Partner will continue to monitor the property, however if operations remain stable special disclosure will no longer be reported on this Operating Partnership. The mortgage and property taxes, property insurance are current.

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

There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended September 30, 2004 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

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

Boston Capital Tax Credit Fund Limited Partnership

	By:	Boston Capital Associates Limited Partnership, General Partner

	By:	BCA Associates Limited Partnership, General Partner

	By:	C&M Management, Inc., General Partner

Date: November 19, 2004	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of
1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

November 19, 2004	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), C&M Management Inc.; Director, President (Principal Executive Officer) BCTC Assignor Corp.

DATE:	SIGNATURE:	TITLE:

November 19, 2004	/s/ Marc N. Teal Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer), C&M Management Inc; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC Assignor Corp.