Form 10-Q
period 2004-12-31
BOSTON CAPITAL TAX CREDIT FUND LTD PARTNERSHIP
filed 2005-02-22
CIK 835095

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended December 31, 2004

                                             or

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
FOR THE QUARTER ENDED DECEMBER 31, 2004

TABLE OF CONTENTS
FOR THE QUARTER ENDED DECEMBER 31, 2004

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

Statements of Operations NINE months 18

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

Cash Flows Series 4 33

Cash Flows Series 5 34

Cash Flows Series 6 35

BOSTON CAPITAL TAX CREDIT FUND LIMITED PARTNERSHIP

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2004

TABLE OF CONTENTS (CONTINUED)

Notes to Financial Statements *

Note A Organization 36

Note B Accounting *

Note C Related Party Transactions 37

Note D Investments 39

Statement of operation

Combined Statements Series 1 40

Combined Statements_Series 2 41

Combined Statements Series 3 42

Combined Statements Series 4 43

Combined Statements Series 5 44

Combined Statements Series 6 45

Note E Taxable Loss 46

Liquidity 47

Capital Resources 47

Results of Operations 48

Principal_Accounting_Policies 63

Quantitative_and_Qualitative 63

Controls_and_Procedures 63

Part II Other Information 64

Signatures 65

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

	December 31, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 3,501,884	$ 7,105,160

OTHER ASSETS
Cash and cash equivalents	3,470,821	2,321,739
Other assets	407,923	312,412

	$ 7,380,628	$ 9,739,311

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	12,136,947	11,510,858

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 9,800,600 issued and outstanding	(3,875,976)	(903,920)
General Partner	(880,343)	(867,627)
	(4,756,319)	(1,771,547)
	$ 7,380,628	$ 9,739,311

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 1

	December 31, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	60,697	57,437
Other assets	-	-

	$ 60,697	$ 57,437

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	2,552,870	2,421,834

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 1,299,900 issued and outstanding	(2,354,027)	(2,227,529)
General Partner	(138,146)	(136,868)
	(2,492,173)	(2,364,397)
	$ 60,697	$ 57,437

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 2

	December 31, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 26,828	$ 29,483

OTHER ASSETS
Cash and cash equivalents	6,650	4,947
Other assets	312,206	312,206

	$ 345,684	$ 346,636

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	939,018	875,186

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 830,300 issued and outstanding	(518,058)	(453,922)
General Partner	(75,276)	(74,628)
	(593,334)	(528,550)
	$ 345,684	$ 346,636

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 3

	December 31, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	269,275	1,678,100
Other assets	78,319	-

	$ 347,594	$ 1,678,100

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	3,232,994	3,148,294

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 2,882,200 issued and outstanding	(2,620,564)	(1,203,578)
General Partner	(264,836)	(266,616)
	(2,885,400)	(1,470,194)
	$ 347,594	$ 1,678,100

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 4

	December 31, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 2,058,405	$ 2,523,132

OTHER ASSETS
Cash and cash equivalents	192,040	419,938
Other assets	17,398	206

	$ 2,267,843	$ 2,943,276

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	2,940,460	2,834,178

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 2,995,300 issued and outstanding	(406,986)	368,112
General Partner	(265,631)	(259,014)
	(672,617)	109,098
	$ 2,267,843	$ 2,943,276

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 5

	December 31, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 343,452	$ 326,846

OTHER ASSETS
Cash and cash equivalents	56,796	66,335
Other assets	-	-

	$ 400,248	$ 393,181

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	362,801	337,056

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 489,900 issued and outstanding	78,823	97,314
General Partner	(41,376)	(41,189)
	37,447	56,125
	$ 400,248	$ 393,181

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 6

	December 31, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 1,073,199	$ 4,225,699

OTHER ASSETS
Cash and cash equivalents	2,885,363	94,982
Other assets	-	-

	$ 3,958,562	$ 4,320,681

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	2,108,804	1,894,310

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 1,303,000 issued and outstanding	1,944,836	2,515,683
General Partner	(95,078)	(89,312)
	(1,849,758)	2,426,371
	$ 3,958,562	$ 4,320,681

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

	2004		2003

Income
Interest income	$ 1,556		$ 2,381
Miscellaneous income	24,850		8,029
	26,406		10,410

Share of income (loss) from Operating Partnerships(Note D)	(803,060)	*	(25,559)	**

Expenses
Professional fees	6,738		654
Partnership management fees (Note C)	186,758		203,928
General and administrative fees	7,823		111,952
	201,319		316,534

NET GAIN/(LOSS)	$ (977,973)		$ (331,683)

Net income (loss) allocated to assignees	$ (968,193)		$ (328,366)

Net income (loss) allocated to general partner	$ (9,780)		$ (3,317)

Net income (loss) per BAC	$ (.10)		$ (.13)

* Includes loss on sale of operating limited partnership of $3,200, $20,000, and $672,129 for Series 3, Series 4, and Series 6, respectively.

** Includes gain on sale of operating limited partnership of $37,000 for Series 4.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 1

	2004	2003

Income
Interest income	$ 51	$ 63
Miscellaneous income	12,850	3,750
	12,901	3,813

Share of income (loss) from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	1,172	109
Partnership management fees (Note C)	42,426	42,426
General and administrative fees	4,020	2,712
	47,618	45,247

NET GAIN/(LOSS)	$ (34,717)	$ (41,434)

Net income (loss) allocated to assignees	$ (34,370)	$ (41,020)

Net income (loss) allocated to general partner	$ (347)	$ (414)

Net income (loss) per BAC	$ (.03)	$ (.03)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 2

	2004	2003

Income
Interest income	$ 7	$ 6
Miscellaneous income	-	-
	7	6

Share of income (loss) from Operating Partnerships(Note D)	(3,810)	(4,711)

Expenses
Professional fees	833	109
Partnership management fees	16,068	16,068
General and administrative fees	3,186	2,262
	20,087	18,439

NET GAIN/(LOSS)	$ (23,890)	$ (23,144)

Net income (loss) allocated to assignees	$ (23,651)	$ (22,913)

Net income (loss) allocated to general partner	$ (239)	$ (231)

Net income (loss) per BAC	$ (.03)	$ (.03)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 3

	2004	2003

Income
Interest income	$ 479		$ 1,908
Miscellaneous income	6,750		379
	7,229		2,287

Share of income (loss) from Operating Partnerships(Note D)	(3,200)	*	-

Expenses
Professional fees	1,687		109
Partnership management fees (Note C)	50,529		51,243
General and administrative expenses	7,864		97,914
	60,080		149,266

NET GAIN/(LOSS)	$ (56,051)		$ (146,979)

Net income (loss) allocated to assignees	$ (55,490)		$ (145,509)

Net income (loss) allocated to general partner	$ (561)		$ (1,470)

Net income (loss) per BAC	$ (.02)		$ (.05)

* Includes loss on sale of operating limited partnership of $3,200.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 4

	2004		2003

Income
Interest income	$ 348		$ 239
Miscellaneous income	2,250		3,600
	2,598		3,839

Share of income (loss) from Operating Partnerships(Note D)	(222,996)	*	(134,391)	**

Expenses
Professional fees	1,416		109
Partnership management fees (Note C)	50,063		48,821
General and administrative fees	(12,905)		5,277
	38,574		54,207

NET GAIN/(LOSS)	$ (258,972)		$ (184,759)

Net income (loss) allocated to assignees	$ (256,382)		$ (182,911)

Net income (loss) allocated to general partner	$ (2,590)		$ (1,848)

Net income (loss) per BAC	$ (.09)		$ (.06)

* Includes loss on sale of operating limited partnership of $20,000.

** Includes gain on sale of operating limited partnership of $37,000.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 5

	2004	2003

Income
Interest income	$ 56	$ 76
Miscellaneous income	1,350	-
	1,406	76

Share of income (loss) from Operating Partnerships(Note D)	8,939	1,056

Expenses
Professional fees	561	109
Partnership management fees (Note C)	8,053	9,301
General and administrative fees	2,165	1,396
	10,779	10,806

NET GAIN/(LOSS)	$ (434)	$ (9,674)

Net income (loss) allocated to assignees	$ (430)	$ (9,577)

Net income (loss) allocated to general partner	$ (4)	$ (97)

Net income (loss) per BAC	$ (.00)	$ (.02)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 6

	2004		2003

Income
Interest income	$ 615		$ 89
Miscellaneous income	1,650		300
	2,265		389

Share of income (loss) from Operating Partnerships(Note D)	(581,993)	*	112,487

Expenses
Professional fees	1,069		109
Partnership management fees (Note C)	19,619		36,069
General and administrative expenses	3,493		2,391
	24,181		38,569

NET GAIN/(LOSS)	$ (603,909)		$ 74,307

Net income (loss) allocated to assignees	$ (597,870)		$ 73,564

Net income (loss) allocated to general partner	$ (6,039)		$ 743

Net income (loss) per BAC	$ (.46)		$ .06

* Includes loss on sale of operating limited partnership of $672,129.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

	2004		2003

Income
Interest income	$ 6,930		$ 7,273
Miscellaneous income	28,630		55,361
	35,560		62,634

Share of income (loss) from Operating Partnerships(Note D)	(685,807)	*	1,904,701	**

Expenses
Professional fees	81,029		80,516
Partnership management fees (Note C)	465,840		579,033
General and administrative fees	74,500		143,412
	621,369		802,961

NET GAIN/(LOSS)	$(1,271,616)		$ 1,164,374

Net income (loss) allocated to assignees	$(1,258,900)		$ 1,152,730

Net income (loss) allocated to general partner	$ (12,716)		$ 11,644

Net income (loss) per BAC	$ (.13)		$ .31

* Includes gain/(loss) on sale of operating limited partnership of $255,636, ($20,000), and ($672,129) for Series 3, Series 4, and Series 6, respectivily.

** Includes gain on sale of operating limited partnership of $2,025,512 and $212,000 for Series 3 and Series 4, respectively.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 1

	2004	2003

Income
Interest income	$ 167	$ 201
Miscellaneous income	14,248	39,308
	14,415	39,509

Share of income (loss) from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	14,201	14,043
Partnership management fees (Note C)	120,163	118,880
General and administrative fees	7,827	8,170
	142,191	141,093

NET GAIN/(LOSS)	$ (127,776)	$ (101,584)

Net income (loss) allocated to assignees	$ (126,498)	$ (100,568)

Net income (loss) allocated to general partner	$ (1,278)	$ (1,016)

Net income (loss) per BAC	$ (.10)	$ (.08)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 2

	2004	2003

Income
Interest income	$ 17	$ 25
Miscellaneous income	150	1,097
	167	1,122

Share of income (loss) from Operating Partnerships(Note D)	(2,655)	(14,117)

Expenses
Professional fees	10,152	10,018
Partnership management fees	45,880	43,042
General and administrative fees	6,264	5,569
	62,296	58,629

NET GAIN/(LOSS)	$ (64,784)	$ (71,624)

Net income (loss) allocated to assignees	$ (64,136)	$ (70,908)

Net income (loss) allocated to general partner	$ (648)	$ (716)

Net income (loss) per BAC	$ (.08)	$ (.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 3

	2004		2003

Income
Interest income	$ 4,110		$ 6,079
Miscellaneous income	8,051		8,403
	12,161		14,482

Share of income (loss) from Operating Partnerships(Note D)	255,636	*	2,010,212	**

Expenses
Professional fees	17,856		17,688
Partnership management fees (Note C)	45,521		134,729
General and administrative expenses	26,467		107,599
	89,844		260,016

NET GAIN/(LOSS)	$ 177,953		$ 1,764,678

Net income (loss) allocated to assignees	$ 176,173		$ 1,747,031

Net income (loss) allocated to general partner	$ 1,780		$ 17,647

Net income (loss) per BAC	$ .06		$ .61

* Includes gain on sale of operating limited partnership of $255,636 for   Series 3.

** Includes gain on sale of operating limited partnership of $2,025,512.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 4

	2004		2003

Income
Interest income	$ 1,628		$ 390
Miscellaneous income	2,250		3,674
	3,878		4,064

Share of income (loss) from Operating Partnerships(Note D)	(484,727)	*	(404,925)	**

Expenses
Professional fees	17,216		17,101
Partnership management fees (Note C)	140,829		159,905
General and administrative fees	22,824		12,712
	180,869		189,718

NET GAIN/(LOSS)	$ (661,718)		$ (590,579)

Net income (loss) allocated to assignees	$ (655,101)		$ (584,673)

Net income (loss) allocated to general partner	$ (6,617)		$ (5,906)

Net income (loss) per BAC	$ (.22)		$ (.20)

* Includes loss on sale of operating limited partnership of $20,000.

** Includes gain on sale of operating limited partnership of $212,000.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 5

	2004	2003

Income
Interest income	$ 186	$ 270
Miscellaneous income	1,350	1,274
	1,536	1,544

Share of income (loss) from Operating Partnerships(Note D)	16,606	(8,022)

Expenses
Professional fees	8,330	8,563
Partnership management fees (Note C)	23,818	27,548
General and administrative fees	4,672	3,637
	36,820	39,748

NET GAIN/(LOSS)	$ (18,678)	$ (46,226)

Net income (loss) allocated to assignees	$ (18,491)	$ (45,764)

Net income (loss) allocated to general partner	$ (187)	$ (462)

Net income (loss) per BAC	$ (.04)	$ (.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 6

	2004		2003

Income
Interest income	$ 822		$ 308
Miscellaneous income	2,581		1,605
	3,403		1,913

Share of income (loss) from Operating Partnerships(Note D)	(470,667)	*	321,553

Expenses
Professional fees	13,274		13,103
Partnership management fees (Note C)	89,629		94,929
General and administrative expenses	6,446		5,725
	109,349		113,757

NET GAIN/(LOSS)	$ (576,613)		$ 209,709

Net income (loss) allocated to assignees	$ (570,847)		$ 207,612

Net income (loss) allocated to general partner	$ (5,766)		$ 2,097

Net income (loss) per BAC	$ (.44)		$ .16

* Includes loss on sale of operating limited partnership of $672,129.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine Months Ended December 31,
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2004	$ (903,920)	$ (867,627)	$(1,771,547)

Distributions	(1,713,156)	-	(1,713,156)

Net income (loss)	(1,258,900)	(12,716)	(1,271,616)

Partners' capital (deficit), December 31, 2004	$(3,875,976)	$ (880,343)	$(4,756,319)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine Months Ended December 31,
(Unaudited)

	Assignees	General Partner	Total
Series 1
Partners' capital (deficit) April 1, 2004	$(2,227,529)	$ (136,868)	$(2,364,397)

Distributions	-	-	-

Net income (loss)	(126,498)	(1,278)	(127,776)

Partners' capital (deficit) December 31, 2004	$(2,354,027)	$ (138,146)	$(2,492,173)

Series 2
Partners' capital (deficit) April 1, 2004	$ (453,922)	$ (74,628)	$ (528,550)

Distributions	-	-	-

Net income (loss)	(64,136)	(648)	(64,784)

Partners' capital (deficit) December 31, 2004	$ (518,058)	$ (75,276)	$ (593,334)

The accompanying notes are an integral part of these statements.

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine Months Ended December 31,
(Unaudited)

	Assignees	General Partner	Total
Series 3
Partners' capital (deficit) April 1, 2004	$(1,203,578)	$ (266,616)	$(1,470,194)

Distributions	(1,593,159)	-	(1,593,159)

Net income (loss)	176,173	1,780	177,953

Partners' capital (deficit) December 31, 2004	$(2,620,564)	$ (264,836)	$(2,885,400)

Series 4
Partners' capital (deficit) April 1, 2004	$ 368,112	$ (259,014)	$ 109,098

Distributions	(119,997)	-	(119,997)

Net income (loss)	(655,101)	(6,617)	(661,718)

Partners' capital (deficit), December 31, 2004	$ (406,986)	$ (265,631)	$ (672,617)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine Months Ended December 31,
(Unaudited)

	Assignees	General Partner	Total
Series 5
Partners' capital (deficit) April 1, 2004	$ 97,314	$ (41,189)	$ 56,125

Distributions	-	-	-

Net income (loss)	(18,491)	(187)	(18,678)

Partners' capital (deficit), December 31, 2004	$ 78,823	$ (41,376)	$ 37,447

Series 6
Partners' capital (deficit) April 1, 2004	$ 2,515,683	$ (89,312)	$ 2,426,371

Distributions	-	-	-

Net income (loss)	(570,847)	(5,766)	(576,613)

Partners' capital (deficit), December 31, 2004	$ 1,944,836	$ (95,078)	$ 1,849,758

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS
Nine Months Ended December 31,
(Unaudited)

	2004	2003
Cash flows from operating activities:

Net Income (Loss)	$(1,271,616)	$ 1,164,374
Adjustments
Distributions from Operating Partnerships	13,765	12,303
Amortization	-	-
Share of (Income) Loss from Operating Partnerships	685,807	(1,904,701)
Changes in assets and liabilities
Increase (Decrease) in accounts payable affiliates	626,089	447,460
Decrease (Increase) in other assets	(95,511)	(65,969)

Net cash (used in) provided by operating activities	(41,466)	(346,533)

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	2,903,704	2,237,512

Net cash (used in) provided by investing activity	2,903,704	2,237,512

Cash flows from financing activity:

Distributions	(1,713,156)	-

Net cash (used in) provided by financing activity	(1,713,156)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,149,082)	1,890,979

Cash and cash equivalents, beginning	2,321,739	217,560

Cash and cash equivalents, ending	$ 3,470,821	$ 2,108,539

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 1

	2004	2003
Cash flows from operating activities:

Net Income (Loss)	$ (127,776)	$ (101,584)
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	-	-
Share of (Income) Loss from Operating Partnerships	-	-
Changes in assets and liabilities
Increase (Decrease) in accounts payable affiliates	131,036	112,929
Decrease (Increase) in other assets	-	-

Net cash (used in) provided by operating activities	3,260	11,345

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	-	-

Net cash (used in) provided by investing activity	-	-

Cash flows from financing activity:

Distributions	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,260	11,345

Cash and cash equivalents, beginning	57,437	46,413

Cash and cash equivalents, ending	$ 60,697	$ 57,758

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 2

	2004	2003
Cash flows from operating activities:

Net Income (Loss)	$ (64,784)	$ (71,624)
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	-	-
Share of (Income) Loss from Operating Partnerships	2,655	14,117
Changes in assets and liabilities
Increase (Decrease) in accounts payable affiliates	63,832	58,651
Decrease (Increase) in other assets	-	-

Net cash (used in) provided by operating activities	1,703	1,144

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	-	-

Net cash (used in) provided by investing activity	-	-

Cash flows from financing activity:

Distributions	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,703	1,144

Cash and cash equivalents, beginning	4,947	4,541

Cash and cash equivalents, ending	$ 6,650	$ 5,685

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 3

	2004	2003
Cash flows from operating activities:

Net Income (Loss)	$ 177,953	$ 1,764,678
Adjustments
Distributions from Operating Partnerships	-	1
Amortization	-	-
Share of (Income) Loss from Operating Partnerships	(255,636)	(2,010,212)
Changes in assets and liabilities
Increase (Decrease) in accounts payable affiliates	84,700	(55,376)
Decrease (Increase) in other assets	(78,319)	(54,097)

Net cash (used in) provided by operating activities	(71,302)	(355,006)

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	255,636	2,025,512

Net cash (used in) provided by investing activity	255,636	2,025,512

Cash flows from financing activity:

Distributions	(1,593,159)	-

Net cash (used in) provided by financing activity	(1,593,159)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,408,825)	1,670,506

Cash and cash equivalents, beginning	1,678,100	9,099

Cash and cash equivalents, ending	$ 269,275	$ 1,679,605

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 4

	2004	2003
Cash flows from operating activities:

Net Income (Loss)	$ (661,718)	$ (590,579)
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	-	-
Share of (Income) Loss from Operating Partnerships	484,727	404,925
Changes in assets and liabilities
Increase (Decrease) in accounts payable affiliates	106,282	191,473
Decrease (Increase) in other assets	(17,192)	(11,872)

Net cash (used in) provided by operating activities	(87,901)	(6,053)

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	(20,000)	212,000

Net cash (used in) provided by investing activity	(20,000)	212,000

Cash flows from financing activity:

Distributions	(119,997)	-

Net cash (used in) provided by financing activity	(119,997)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(227,898)	205,947

Cash and cash equivalents, beginning	419,938	14,705

Cash and cash equivalents, ending	$ 192,040	$ 220,652

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 5

	2004	2003
Cash flows from operating activities:

Net Income (Loss)	$ (18,678)	$ (46,226)
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	-	-
Share of (Income) Loss from Operating Partnerships	(16,606)	8,022
Changes in assets and liabilities
Increase (Decrease) in accounts payable affiliates	25,745	28,289
Decrease (Increase) in other assets	-	-

Net cash (used in) provided by operating activities	(9,539)	(9,915)

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	-	-

Net cash (used in) provided by investing activity	-	-

Cash flows from financing activity:

Distributions	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,539)	(9,915)

Cash and cash equivalents, beginning	66,335	76,346

Cash and cash equivalents, ending	$ 56,796	$ 66,431

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 6

	2004	2003
Cash flows from operating activities:

Net Income (Loss)	$ (576,613)	$ 209,709
Adjustments
Distributions from Operating Partnerships	13,765	12,302
Amortization	-	-
Share of (Income) Loss from Operating Partnerships	470,667	(321,553)
Changes in assets and liabilities
Increase (Decrease) in accounts payable affiliates	214,494	111,494
Decrease (Increase) in other assets	-	-

Net cash (used in) provided by operating activities	122,313	11,952

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	2,668,068	-

Net cash (used in) provided by investing activity	2,668,068	-

Cash flows from financing activity:

Distributions	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,790,381	11,952

Cash and cash equivalents, beginning	94,982	66,456

Cash and cash equivalents, ending	$ 2,885,363	$ 78,408

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS
December 31, 2004

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
December 31, 2004
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of December 31, 2004 and for the three and nine months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Partnership in acquiring the investments in Operating Partnerships are capitalized to the investment account. The Partnership's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's Annual Report on Form 10-K.

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings LP, Boston Capital Partners, Inc. and Boston Capital Asset Management Limited Partnership.

Accounts payable - affiliates at December 31, 2004 and 2003 represents accrued general and administrative expenses, accrued partnership management fees, and advances from an affiliate of the general partner, which are payable to Boston Capital Holdings LP, and Boston Capital Asset Management Limited Partnership.

General and administrative expenses incurred by Boston Capital Holdings LP, and Boston Capital Asset Management Limited Partnership were charged to each series' operations for the quarters ended December 31, 2004 and 2003 as follows:

	2004	2003
Series 1	$ 981	$ 2,172
Series 2	783	1,641
Series 3	1,660	96,823
Series 4	1,586	3,635
Series 5	344	1,146
Series 6	711	1,924

	$ 6,065	$107,341

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2004
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

An annual partnership management fee based on .375 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. Since reporting fees collected by the series were added to reserves and not paid to Boston Capital Asset Management LP, the amounts accrued are not net of reporting fees received. The partnership management fee accrued for the quarters ended December 31, 2004 and 2003 are as follows:

	2004	2003
Series 1	$ 42,426	$ 42,426
Series 2	16,836	16,836
Series 3	52,470	56,294
Series 4	50,063	52,239
Series 5	8,181	9,429
Series 6	36,069	36,069

	$206,045	$213,293

As of December 31, 2004, an affiliate of the general partner advanced a total of $678,017 to the Partnership to pay certain operating expenses of the Partnership, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. A total of $60,513 was advanced during the quarter ended December 31, 2004. Below is a summary, by series, of the total advances made to date.

2004
Series 1	$ 90,810
Series 2	85,000
Series 3	342,793
Series 4	159,414

$678,017

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships.

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
December 31, 2004

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At December 31, 2004 and 2003, the Partnership had limited partnership interests in 84 and 100 Operating Partnerships, respectively, which own operating apartment complexes as follows:

Series	2004	2003
1	15	18
2	8	8
3	27	31
4	18	23
5	4	5
6	12	15

	84	100

Under the terms of the Partnership's investment in each Operating Partnership, the Partnership was required to make capital contributions to such Operating Partnerships. These contributions were payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. At December 31, 2004 and 2003, all capital contributions had been paid.

The Partnership's fiscal year ends March 31 of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the nine months ended September 30, 2004.

The combined unaudited summarized statements of operations of the Operating Partnerships for the nine months ended September 30, 2004 and 2003 are as follows:

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS
December 31, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months ended September 30,
(Unaudited)

Series 1

	2004	2003

Revenues
Rental	$ 3,953,483	$ 3,949,022
Interest and other	228,519	199,251

	4,182,002	4,148,273

Expenses
Interest	876,439	886,014
Depreciation and amortization	1,058,087	1,206,817
Operating expenses	3,560,909	3,239,913
	5,495,435	5,332,744

NET LOSS	$(1,313,433)	$(1,184,471)

Net income (loss) allocated to Boston Capital Tax Credit Fund Limited Partnership	$ -	$ -

Net loss allocated to other Partners	$ (13,134)	$ (11,845)

Net loss suspended	$(1,300,299)	$(1,172,626)

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
December 31, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months ended September 30,
(Unaudited)

Series 2

	2004	2003

Revenues
Rental	$ 1,559,844	$ 1,404,829
Interest and other	26,388	47,826

	1,586,232	1,452,655

Expenses
Interest	198,875	202,889
Depreciation and amortization	333,177	304,279
Operating expenses	1,107,371	1,015,161
	1,639,423	1,522,329

NET LOSS	$ (53,191)	$ (69,674)

Net income (loss) allocated to Boston Capital Tax Credit Fund Limited Partnership	$ (2,655)	$ (14,117)

Net loss allocated to other Partners	$ (532)	$ (697)

Net loss suspended	$ (50,004)	$ (54,860)

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
December 31, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months ended September 30,

(Unaudited)

Series 3
	2004	2003

Revenues
Rental	$ 4,803,404	$ 5,230,403
Interest and other	117,472	197,624

	4,920,876	5,428,027

Expenses
Interest	1,135,109	1,291,066
Depreciation and amortization	1,433,302	1,531,625
Operating expenses	3,443,948	3,850,952
	6,012,359	6,673,643

NET LOSS	$(1,091,483)	$(1,245,616)

Net income (loss) allocated to Boston Capital Tax Credit Fund Limited Partnership	$ -	$ (15,300)

Net loss allocated to other partners	$ (10,915)	$ (12,456)

Net loss suspended	$(1,080,568)	$(1,217,860)

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
December 31, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months ended September 30,
(Unaudited)

Series 4

	2004	2003

Revenues
Rental	$ 4,873,942	$ 5,349,972
Interest and other	366,210	210,633

	5,240,152	5,560,605

Expenses
Interest	1,464,391	1,634,136
Depreciation and amortization	1,346,458	1,462,146
Operating expenses	3,224,411	3,786,356
	6,035,260	6,882,638

NET LOSS	$ (795,108)	$(1,322,033)

Net income (loss) allocated to Boston Capital Tax Credit Fund Limited Partnership	$ (464,726)	$ (616,925)

Net loss allocated to other Partners	$ (7,951)	$ (13,220)

Net loss suspended	$ (322,431)	$ (691,888)

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
December 31, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months ended September 30,
(Unaudited)

Series 5
	2004	2003

Revenues
Rental	$ 649,880	$ 589,207
Interest and other	31,740	40,830

	681,620	630,037

Expenses
Interest	61,113	78,981
Depreciation and amortization	169,789	168,640
Operating expenses	486,161	469,549
	717,063	717,170

NET LOSS	$ (35,443)	$ (87,133)

Net income (loss) allocated to Boston Capital Tax Credit Fund Limited Partnership	$ 16,606	$ (8,022)

Net loss allocated to other Partners	$ (354)	$ (871)

Net loss suspended	$ (51,695)	$ (78,240)

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
December 31, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months ended September 30,
(Unaudited)

Series 6
	2004	2003

Revenues
Rental	$ 3,593,625	$ 3,458,411
Interest and other	152,336	175,592

	3,745,961	3,634,003

Expenses
Interest	678,719	687,850
Depreciation and amortization	901,576	941,463
Operating expenses	2,169,357	2,215,875
	3,749,652	3,845,188

NET INCOME (LOSS)	$ (3,691)	$ (211,185)

Net income (loss) allocated to Boston Capital Tax Credit Fund Limited Partnership	$ 201,462	$ 321,553

Net loss allocated to other Partners	$ (37)	$ (2,112)

Net loss suspended	$ (205,116)	$ (530,626)

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

December 31, 2004
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

The Partnership is currently accruing the annual partnership management fee. Partnership management fees accrued during the quarter ended December 31, 2004 were $206,045 and total partnership management fees accrued as of December 31, 2004 were $11,084,980. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Partnership receives sales or refinancing proceeds from Operating Partnerships, which will be used to satisfy such liabilities.

The Partnership has also recorded other payables to affiliates of $1,051,967. The amount consists of advances to pay certain third party operating expenses of the Partnership, advances and/or loans to Operating Partnerships, accrued overhead allocations, and sales prep fees payable. The breakout between series are: $129,785 in Series 1, $128,684 in Series 2, $431,285 in Series 3, $223,980 in Series 4, $1,201 in Series 5, and $137,032 in Series 6. These and any future advances or accruals will be paid, without interest, from available cash flow, reporting fees, or proceeds of sales or refinancing of the Partnership's interest in Operating Partnerships.

Capital Resources

The Partnership offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on August 29, 1988. The Partnership received and accepted subscriptions for $97,746,940 representing 9,800,600 BACs from investors admitted as BAC Holders in Series 1 through Series 6 of the Partnership. Offers and sales of BACs in Series 1 through Series 6 of the Partnership were completed and the last of the BACs in Series 6 were issued by the Partnership on September 29, 1989. At December 31, 2004 and 2003 the Partnership had limited partnership equity interests in 84 and 100 Operating Partnerships, respectively.

As of December 31, 2004 the Partnership had $3,470,821 remaining in cash and cash equivalents. Below is a table, which provides, by series, the equity raised, number of BACs sold, final date BACs were offered, number of properties acquired, and cash and cash equivalents. $231,720 of Series 3, $172,765 of Series 4, and $2,770,921 of Series 6 cash and cash equivalents represent proceeds being held from the sale of eleven Operating Partnerships as of December 31, 2004.
Series	Equity	BACs	Final Close Date	Number of Properties	Proceeds Remaining
1	$12,999,000	1,299,900	12/18/88	15	$ 60,697
2	8,303,000	830,300	03/30/89	8	6,650
3	28,822,000	2,882,200	03/14/89	27	269,275
4	29,788,160	2,995,300	07/07/89	18	192,040
5	4,899,000	489,900	08/22/89	4	56,796
6	12,935,780	1,303,000	09/29/89	12	2,885,363

	$97,746,940	9,800,600		84	$3,470,821

Results of Operations

At December 31, 2004 and 2003 the Partnership held limited partnership interests in 84 and 100 Operating Partnerships, respectively. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

The Partnership incurs an annual partnership management fee to the General Partner and/or its affiliates in an amount equal to 0.375% of the aggregate cost of the Apartment Complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid by the Operating Partnerships. The annual partnership management fee is currently being accrued. It is anticipated that outstanding fees will be repaid from sale or refinancing proceeds. The annual partnership management fee charged to operations for the quarters ended December 31, 2004 and 2003, net of reporting fees received were $186,758 and $203,928, respectively.

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

Series 1

As of December 31, 2004 and 2003, the average Qualified Occupancy for the series was 100%. The series had a total of fifteen properties at December 31, 2004, all of which were at 100% Qualified Occupancy.

For the period ended December 31, 2004 and 2003, Series 1 reflects net loss from Operating Partnerships of $(1,313,433) and $(1,184,471), respectively, which includes depreciation and amortization of $1,058,087 and $1,206,817, respectively.

Genesee Commons Associates (River Park Commons) is a 402 unit property located in Rochester, New York. The compliance period ended in 2003 On April 15, 2004, the Operating General Partner's interest was transferred to Conifer Reality, L.L.C., who intends to rehabilitate the 202 unit high rise building, demolish 200 townhomes and re-construct 100 market rent townhomes while re-structuring the financing of the development. Occupancy has declined to 60% as of December 2004 and continues to fall as management is encouraging move outs to enable a full rehabilitation of the high rise building. The 200 townhouses will be bulldozed and rebuilt as 100 market rate units commencing in 2005. The complete rehabilitation of the high rise will commence in the summer of 2005. Conifer is currently negotiating with the Rochester Housing Authority to transfer the 236 rental subsidy and the (RAP) rental subsidy to the residents of the high rise building. The general area of the property has recently undergone a revitalization which should assist in the rental of the market rent units upon completion.

Kingston Property Associates (Broadway East Townhouses) is a 122 unit property located in Kingston, New York. Effective July 2003, the Operating General Partner interest for Kingston Property Associates Limited Partnership sold from TFG/New York Properties, Inc. to Kingston Winn Limited Partnership. Also, the management company changed from The Finch Group to an affiliate of the new Operating General Partner, Winn Residential. The Lender and the new Operating General Partner have entered into a Forbearance Agreement, dated July 16, 2003, which prevents the Lender from filing foreclosure action or accelerating the indebtedness providing the new Operating General Partner follows the terms outlined in the agreement. To date the new Operating General Partner is in compliance with the terms of the Forberance Agreement. The new Operating General Partner applied for an allocation of Low Income Housing Tax Credits ("LHHTC")in 2003 but did not receive an allocation. They re-applied in March 2004 and received an allocation of LHHTC. The new Operating General Partner is in the process of re-syndicating the property. At the time of re-syndication proceeds of $27,940 are expected to be paid to the Investment Partnership. The re-syndication is anticipated to occur in the second quarter of 2005. An entity related to the Investment General Partner will compete to purchase the tax credits.

Townhomes of Minnehaha, (Minnehaha Court Apartments) is a 24-unit property located in St. Paul, Minneapolis. Although occupancy rose slightly from 79% in the third quarter to 83% in the fourth, the property continues to operated at a deficit through year-end 2004. The property is well maintained but is 16 years old and has trouble competing with numerous new properties that have been built in the St. Paul area. Additionally, the property is individually metered for gas and electricity but historically, the residents received a utility allowance while the partnership paid the actual bills. In an effort to reduce expenses, Management has submitted a proposal to have the residents pay their own utility bills. The management company continues to make capital improvements as necessary to improve curb appeal and increase occupancy. The compliance period has expired and the property is being actively marketed for sale.

In December 2004, Boston Capital Tax Credit Fund I - Series 1 (the "ILP") sold its Investment Limited Partner interest in Bolivar Manor to the Operating General Partner for his assumption of the outstanding mortgage balance of $863,521 and proceeds to the ILP of $1. The ILP proceeds actually represented a partial payment of outstanding reporting fees due to an affiliate of the ILP and as such have not been recorded as proceeds from the sale of the Operating Partnership. Annual losses generated by the Operating Partnership which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the ILP investment in the Operating Partnership to zero. Accordingly no gain or loss on the sale of the Investment Limited Partner Interest has been recorded.

In December 2004, Boston Capital Tax Credit Fund I - Series 1 (the "ILP") sold its Investment Limited Partner interest in Conneaut Limited to the Operating General Partner for his assumption of the outstanding mortgage balance of 1,147,562 and proceeds to the ILP of $6,079. The ILP proceeds actually represented a partial payment of outstanding reporting fees due to an affiliate of the ILP and as such have not been recorded as proceeds from the sale of the Operating Partnership. Annual losses generated by the Operating Partnership which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the ILP investment in the Operating Partnership to zero. Accordingly no gain or loss on the sale of the Investment Limited Partner Interest has been recorded.

In December 2004, Boston Capital Tax Credit Fund I - Series 1 (the "ILP") sold its Investment Limited Partner interest in Conneaut Limited to the Operating General Partner for his assumption of the outstanding mortgage balance of 1,163,436 and proceeds to the ILP of $6,079. The ILP proceeds actually represented a partial payment of outstanding reporting fees due to an affiliate of the ILP and as such have not been recorded as proceeds from the sale of the Operating Partnership. Annual losses generated by the Operating Partnership which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the ILP investment in the Operating Partnership to zero. . Accordingly no gain or loss on the sale of the Investment Limited Partner Interest has been recorded.

Series 2

As of December 31, 2004 and 2003, the average Qualified Occupancy for the series was 100%. The series had a total of eight properties at December 31, 2004, all of which were at 100% Qualified Occupancy.

For the period ended December 31, 2004 and 2003, Series 2 reflects net loss from Operating Partnerships of $(53,191) and $(69,674), respectively, which includes depreciation and amortization of $333,177 and $304,279, respectively.

Annadale Housing Partners (Annadale Apartments) has historically reported net losses due to operational issues associated with the property. In 2003 occupancy decreased from the previous year's level, averaging 81.9% for the year. As a result of the low occupancy the site staff was replaced during the fourth quarter of 2003. Due to the efforts of the new site staff and continued aggressive marketing occupancy has shown improvement in 2004, with fourth quarter occupancy remaining strong at 94%. Management has promoted events such as a food drive to bring the community together. A new advertisement has been running in the local paper offering the first months rent free at the senior property. Expenses decreased from the prior year levels, however remain higher than the state average. Maintenance costs continue to be high due to the provisions of the loan agreements which stipulate that the Operating Partnership must spend a minimum of $55,000 per year on capital improvements, with the funding coming from operations. A substantial rent increase went into effect in February 2004, and operating statements through December 2004 demonstrate that the Operating Partnership continues to operate above breakeven. As operations have stabilized over the course of 2004, the Investment General Partner will no longer provide special disclosure on this Operating Partnership.

In December 2004, Boston Capital Tax Credit Fund I - Series 2 and Boston Capital Tax Credit Fund II - Series 14 (the "ILPs") negotiated the sale of their Investment Limited Partner interest in Haven Park Partners III to the Operating General Partner for his assumption of the outstanding mortgage balance of $1,441,643 and estimated proceeds to the ILPs of $971,310 ($466,044 for Series 2 and $505,266 for Series 14). Proceeds from the sale have not yet been received by the ILPs. Of the total expected to be received, $8,000 is for payment of outstanding reporting fees due to an affiliate of the Investment Partnership, $608,547 is a reimbursement of funds previously advanced to the Operating Partnership by affiliates of the Investment Partnership and $362,763 is the estimated proceeds from the sale of the ILP's interests. Of the estimated proceeds, it is expected that $253,710 ($ 170,747 for Series 2 and $82,963 for Series 14) will be distributed to the investors. Provided this is the actual amount distributed, this represented a per BAC distribution of $.206 and $.015 for Series 2 and 14, respectively. The total returned to the investors will be distributed based on the number of BACs held by each investor. The remaining estimated proceeds of $109,053 are anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates. The breakdown of amounts expected to be paid to BCAMLP is as follows: $27,000 for overseeing and managing the disposition of the property; $9,000 for reimbursement of estimated expenses incurred in connection with the disposition; and $73,053 for a partial payment of outstanding Asset Management Fees due to BCAMLP.

In December 2004, Boston Capital Tax Credit Fund I - Series 2 and Boston Capital Tax Credit Fund II - Series 14 (the "ILPs") negotiated the sale of their Investment Limited Partner interest in Haven Park Partners IV to the Operating General Partner for his assumption of the outstanding mortgage balance of $1,152,321 and estimated proceeds to the ILPs of $776,579 ($505,951 for Series 2 and $270,628 for Series 14). Proceeds from the sale have not yet been received by the ILPs. Of the total expected to be received, $4,000 is for payment of outstanding reporting fees due to an affiliate of the Investment Partnership, $553,362 is a reimbursement of funds previously advanced to the Operating Partnership by affiliates of the Investment Partnership and $223,217 is the estimated proceeds from the sale of the ILP's interests. Of the estimated proceeds, it is expected that $156,660 ($117,495 for Series 2 and $39,165 for Series 14) will be distributed to the investors. Provided this is the actual amount distributed, this represented a per BAC distribution of $.142 and $.007 for Series 2 and 14, respectively. The total returned to the investors will be distributed based on the number of BACs held by each investor. The remaining estimated proceeds of $66,557 are anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates. The breakdown of amounts expected to be paid to BCAMLP is as follows: $21,600 for overseeing and managing the disposition of the property; $9,000 for reimbursement of estimated expenses incurred in connection with the disposition; and $35,957 for partial payment of outstanding Asset Management Fees due to BCAMLP.

Series 3.

As of December 31, 2004 and 2003, the average Qualified Occupancy for the series was 99.9% and 100%, respectively. The series had a total of twenty-seven properties at December 31, 2004, of which twenty-six were at 100% Qualified Occupancy.

For the period ended December 31, 2004 and 2003, Series 3 reflects net loss from Operating Partnerships of $(1,091,483) and $(1,245,616), respectively, which includes depreciation and amortization of $1,433,302 and $1,531,625, respectively. The increase in net income per BAC reported in the prior year is primarily the result of income reported from the sale of two Operating Partnerships in the prior year. Additional information on the sale of the partnerships is provided below.

Central Parkway Towers (Central Parkway Towers LP) has come to the end of its compliance period as of December 31, 2004. Over the last several years, the City of Cincinnati canceled support programs, and the property's overall financial position deteriorated significantly because of the dwindling occupancy. The Operating General Partner and the Investment General Partner stabilized the property to the best of their abilities to reach the end of the compliance period avoid the recapture of the tax credits. Occupancy had declined to three residents (1%) at the end of the year.

The Operating General Partner successfully minimized the need for funding over the last two years but the Investment General Partner was required to fund $193,709 in the last 24 months through fourth quarter 2004 and including the final January 2005 funding of $17,227. A recapture analysis showed that a recapture on January 1, 2004 would have resulted in a loss of $538,639. Because of the operating challenges, a mutual decision was reached with the Cincinnati YMCA, who holds the master lease on the property, to turn it over to them effective January 1, 2005. Any remaining expenses, which will include the final audit and tax return, will be funded by a refund of the pro rated property and liability insurance premium. Any remaining funds from the refund will be returned to the Investment General Partner to repay the operating advances.

In an attempt to capitalize on the strong California real estate market the Operating General Partner of California Investors VI (Orchard Park) entered into an agreement to sell the property and the transaction closed in June 2003. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. Sale proceeds due to Boston Capital Tax Credit Fund I-Series 3 (BCTC I) and Boston Capital Tax Credit Fund III-Series 17 (BCTC III) after repayment of advances made to the Operating Partnership were $453,144 and $31,790, respectively. Of the proceeds received $352,751 and $24,765, for Series 3 and Series 17, respectively, was distributed to the investors in July 2004. This represented a per BAC distribution of $.122 and $.005 for Series 3 and 17, respectively. The total returned to the investors was distributed based on the number of BACs held by each investor at the time of the sale. The amounts for each series, while different in actual dollars, represent the same percentage of return to each Investment Partnership. The remaining proceeds total of $107,418 was paid to BCAMLP for fees and expenses related to the sale, and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $10,000 represents reimbursement of expenses incurred related to sale, which includes but is not limited to due diligence, legal and mailing costs; $50,000 represents a fee for overseeing and managing the disposition of the property; and $47,418 represents a partial payment of accrued asset management fees. Annual losses generated by the Operating Partnership, which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the ILP investment in the Operating Partnership to zero for Series 3 and $28,682 for Series 17. Accordingly, gains on the sale of the property were recorded by Series 3 and Series 17 of $406,422 and 3,109, respectively. The gains recorded represented the proceeds received by the ILP, net of their remaining investment balance and their share of the disposition fee.

In an attempt to capitalize on the strong California real estate market the Operating General Partner of Hidden Cove Apartments (Hidden Cove) entered into an agreement to sell the property and the transaction closed in May 2003. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period and, to provide a recapture bond to avoid the recapture of the tax credits that have been taken. Sale proceeds due to Boston Capital Tax Credit Fund I-Series 3 (BCTC I) and Boston Capital Tax Credit Fund III-Series 15 (BCTC III) were $1,572,368 and $136,352, respectively. The majority of the sale proceeds were received by the Investment Partnerships in May 2003, and the balance was received in September 2003. Of the proceeds received $1,240,404 and $107,565, for Series 3 and Series 15, respectively was distributed to the investors in July 2004. This represented a per BAC distributions of $.430 and $.028 for Series 3 and 15, respectively. The total returned to the investors was distributed based on the number of BACs held by each investor. The amounts for each series, while different in actual dollars, represent the same percentage of return to each Investment Partnership. The remaining proceeds total of $360,750 was paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $10,000 represents reimbursement of expenses incurred related to sale, which includes but is not limited to due diligence, legal and mailing costs; $50,000 represents a fee for overseeing and managing the disposition of the property; and $300,750 represents a partial payment of outstanding Asset Management Fees due to BCAMLP. Annual losses generated by the Operating Partnership, which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the ILP investment in the Operating Partnership to zero for Series 3 and $66,166 for Series 15. Accordingly, gains on the sale of the property were recorded by Series 3 and Series 15 of $1,526,358 and $28,197, respectively. The gains recorded represented the proceeds received by the ILP, net of their remaining investment balance, unreimbursed advances to the Operating Partnership and their share of the disposition fee.

In July 2004 the Investment General Partner sold its interest in Taylor Terrace for total proceeds to the Partnership of $37,836. The Investment General Partner has decided to forego collecting any fees or expense reimbursements associated with the sale and will return the entire proceeds received to the investors. The amount to be distributed to the investors is $.01 per BAC. It is anticipated that the distribution will be made in the first half of calendar year 2005 along with any other sale proceeds received and finalized in calendar year 2004. Annual losses generated by the Operating Partnership, which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the ILP investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Investment Limited Partner Interest of $37,836 was realized in the quarter ended September 30, 2004.

Rainbow Housing Associates (Rainbow Apartments) is an 81-unit property located in Yuma, Arizona. The 15-year compliance period for this property ended in 2003. Average occupancy through the fourth quarter 2004 was 84% and the property is operating below break-even. Yuma has seen over 400 new affordable housing units built in the area over the last three years, which has affected the occupancies of older properties, such as Rainbow Apartments. Management recognizes the competition, and; therefore, has increased advertising and is offering a reduced security deposit as a rental incentive. As a result, occupancy increased from 68% in September 2004 to 96% in December 2004.

In the summer of 2004, the Partnership entered into a Purchase Agreement to sell Rainbow Housing. The sale is expected to occur in the first quarter of 2005. After repayment of the outstanding mortgage balance of approximately $1,973,780, the proceeds to the ILP are estimated to be $200,713. Of this amount, it is estimated that the net distribution to the investors will be approximately $74,264. Provided this is the actual amount distributed, the investor per BAC distribution will be $.026. The total return to the investors will be distributed based on the number of BACs held by each investor. The remaining proceeds of $126,449 is anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for of amounts owed to affiliates. The breakdown of amounts paid to BCAMLP is as follows: $25,000 represents a fee for overseeing and managing the disposition of the property; $9,000 represents a reimbursement of estimated expenses incurred in connection with the disposition; $92,449 represents payment of outstanding Asset Management Fees due to BCAMLP.

Paige Hall is a 69-unit property located in Minneapolis, MN, that had experienced high vacancy in the first two quarters of 2004, primarily due to poor management. The management company was changed in the second quarter and the resulting benefits that began in the third quarter have continued through year-end 2004. At the end of the third quarter occupancy was up to 91%, from 81% in the first quarter, and had improved to 93% by year-end. In addition, the Operating General Partner was approved for a loan from the city of Minneapolis for capital improvement work that continues to address deferred maintenance issues. The site visit conducted in September, 2004 showed the property to be in good overall condition. Paige Hall continues to generate cash due to the lack of hard debt and improved occupancy and all taxes, insurance and mortgage payments are current.

In 2003, American Affordable Housing II and BCTC Fund I - Series 3 (the "ILPs") negotiated the sale of their Investment Limited Partner interest in Paige Hall, a Minnesota Limited Partnership to the Operating General Partner. After repayment of the outstanding mortgage balance of approximately $2,591,339 the proceeds to the ILP are estimated to be $150,000. The sale is expected to occur in the first quarter of 2005. Of the total anticipated proceeds, $20,000 is for the payment of outstanding reporting fees, and $130,000 will be proceeds for the sale of the ILP's interest. Of the estimated proceeds $27,753 and $22,247, for AAH II and Series 3, respectively will be distributed to the investors. This represents a per unit distribution of $9.987 for AAH II and a per BAC distribution of $.008 for Series 3. The total return to the investors will be distributed based on the number of Units and BACs held by each investor. The remaining proceeds of $80,000 are anticipated to be paid to BCMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates. The breakdown of amount paid to BCAMLP is as follows: $10,000 represents a reimbursement of estimated expenses incurred in connection with the disposition and $70,000 represents payment of outstanding Asset Management Fees due to BCAMLP.

In July 2004, Boston Capital Tax Credit Fund I - Series 3 sold the Investment Limited Partner interest in Pedcor Investments 1988-IV, (Mann Village Apartments) to the Operating General Partner for his assumption of the outstanding mortgage balance of $4,967,272 and proceeds to the ILP of $320,000. Of the total received, $99,000 was for payment of outstanding reporting fees due to an affiliate of the Investment Partnership, and $221,000 was proceeds from the sale of the interest. Of the sale proceeds received it is estimated that approximately $87,000 will be distributed to the investors. Provided that this is the actual amount distributed, the investor per BAC distribution will be $.03. The total returned to the investors will be distributed based on the number of BACs held by each investor. The remaining balance of $134,000 is anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $3,200 represents a fee for overseeing and managing the disposition of the property; $12,500 represents a reimbursement of expenses incurred which were associated with the disposition and $118,300 represents a partial payment of outstanding Asset Management Fees due to BCAMLP. Annual losses generated by the Operating Partnership, which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the ILP investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Investment Limited Partner Interest of $217,800 was realized in the quarter ended December 31, 2004.

In November 2004, Boston Capital Tax Credit Fund I - Series 3 (the "ILP") sold its Investment Limited Partnership in 128 Park Street Limited Partnership to the Operating General Partner for his assumption of the outstanding mortgage balance of $965,805 and proceeds to the ILP of $1. The ILP proceeds actually represented a partial payment of outstanding reporting fees due to an affiliate of the ILP and as such have not been recorded as proceeds from the sale of the Operating Partnership. Annual losses generated by the Operating Partnership which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the ILP investment in the Operating Partnership to zero. Accordingly no gain or loss on the sale of the Investment Limited Partner Interest has been recorded.

Series 4

As of December 31, 2004 and 2003, the average Qualified Occupancy for the series was 100%. The series had a total of eighteen properties at December 31, 2004, all of which were at 100% Qualified Occupancy.

For the period ended December 31, 2004 and 2003, Series 4 reflects net loss from Operating Partnerships of $(795,108) and $(1,322,033), respectively, which includes depreciation and amortization of $1,346,458 and $1,462,146, respectively.

Central Parkway Towers (Central Parkway Towers LP) has come to the end of its compliance period as of December 31, 2004. Over the last several years, the City of Cincinnati canceled support programs, and the property's overall financial position deteriorated significantly because of the dwindling occupancy. The Operating General Partner and the Investment General Partner stabilized the property to the best of their abilities to reach the end of the compliance period avoid the recapture of the tax credits. Occupancy had declined to three residents (1%) at the end of the year.

The Operating General Partner successfully minimized the need for funding over the last two years but the Investment General Partner was required to fund $193,709 in the last 24 months through fourth quarter 2004 and including the final January 2005 funding of $17,227. A recapture analysis showed that a recapture on January 1, 2004 have would resulted in a loss of $538,639. Because of the operating challenges, a mutual decision was reached with the Cincinnati YMCA, who holds the master lease on the property, to turn it over to them effective January 1, 2005.

Any remaining expenses, which will include the final audit and tax return, will be funded by a refund of the pro rated property and liability insurance premium. Any remaining funds from the refund will be returned to the Investment General Partner to repay the operating advances.

In February 2004, Boston Capital Tax Credit Fund I - Series 4 and Boston Capital Tax Credit Fund II-Series 14 negotiated a transfer of their Investment Limited Partner interest in Haven Park Partners II, A California LP (Glenhaven Park II) to the Operating General Partner for his assumption of the outstanding mortgage balance of $466,593 and proceeds to the ILP of $715,000. Of the total received, $4,500 was for payment of outstanding reporting fees due to an affiliate of the Investment Partnership, and $710,500 was proceeds from the sale of the interest. Of the sale proceeds received $504,941 was utilized to repay subordinated loans that had been made by the Investment Partnership to the Operating Partnership. The remaining sale proceeds were $26,374 and $179,185, for Series 4 and Series 14, respectively. Of the proceeds remaining, it is estimated that approximately $5,793 and $39,360, for Series 4 and Series 14, respectively, will be distributed to the investors. Provided that this is the actual amount distributed, the investor per BAC distribution will be $.002 and $.007, for Series 4 and Series 14, respectively. The total returned to the investors will be distributed based on the number of BACs held by each investor. The remaining balance of $160,406 is anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $21,450 represents a fee for overseeing and managing the disposition of the property; $9,000 represents a reimbursement of expenses incurred which were associated with the disposition and $129,956 represents a partial payment of outstanding Asset Management Fees due to BCAMLP. Annual losses generated by the Operating Partnership, which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the ILPs investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Investment Limited Partner Interest of $18,137 and $179,185 for Series 5 and Series 14, respectively, was realized in the quarter ended March 31, 2004.

In February 2004, Boston Capital Tax Credit Fund I - Series 4 negotiated a sale of its Investment Limited Partner interest in Van Dyck Estates XVI-A, A California LP (Van Dyck Estates XVI-A) to the Operating General Partner for his assumption of the outstanding mortgage balance of $586,229 and proceeds to the ILP of $515,000. Of the total received, $7,500 was for payment of outstanding reporting fees due to an affiliate of the Investment Partnership, and $507,500 was proceeds from the sale of the interest. Of the sale proceeds received $360,564 was utilized to repay subordinated loans that had been made by the Investment Partnership to the Operating Partnership. The remaining sale proceeds totaled $146,936. Of the proceeds remaining, it is estimated that approximately $56,815 will be distributed to the investors. Provided that this is the actual amount distributed, the investor per BAC distribution will be $.02. The total returned to the investors will be distributed based on the number of BACs held by each investor. The remaining balance of $90,121 is anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $15,450 represents a fee for overseeing and managing the disposition of the property; $9,000 represents a reimbursement of expenses incurred which were associated with the disposition and $65,671 represents a partial payment of outstanding Asset Management Fees due to BCAMLP. Annual losses generated by the Operating Partnership, which were applied against the ILP's investment in the Operating Partnership and the subordinated loans to the Operating Partnership, in accordance with the equity method of accounting, had previously reduced the ILP investment in the Operating Partnership to zero and partially offset the loan balance. Accordingly, a gain on the sale of the Investment Limited Partner Interest of $161,775 was realized in the quarter ended March 31, 2004.

Auburn Trace Limited (Auburn Trace) is a 256 unit property located in Delray Beach, Florida that operated above breakeven in 2004 due to 98% occupancy at year-end and reduced operating expenses. The property sustained significant roof damage from the hurricanes that hit Florida in the third quarter. Although the property was sufficiently insured, the insurance carrier is imposing a high deductible for the roof replacement and the General Partner is seeking assistance for payment. The Investment General Partner will continue to monitor the property, however if operations remain stable and the roof replacements are completed by the end of the next quarter, special disclosure will no longer be reported on this Operating Partnership. The mortgage and property taxes, property insurance are current.

In October 2004, while attempting to capitalize on the strong California real estate market, the Operating General Partner of Rosenberg Building Associates (Rosenberg Apartments) entered into an agreement to sell the property and the transaction is anticipated to close in the first quarter of 2005. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. After repayment of the outstanding mortgage balance of approximately $1,695,906, the proceeds are estimated to be $2,238,090. Of the proceeds received: $120,086 represents re-payment of loans due to partners; $73,751 represents payment of outstanding investor services fees; $61,748 represents payment of outstanding coordination fees due to the non-profit Managing General Partner; $32,500 represents payment of outstanding partnership management fees due to the Operating General Partner; and $168,000 represents payment of a sales preparation fee to the Operating General Partner. The remaining proceeds of $1,782,005 are anticipated to be paid to the Investment Limited Partners, BCTC I Series 4 and Series 6 and BCTC II Series 7 and Series 14, in accordance with their contributions to the Operating Partnership and the terms of the Operating Partnership agreement. Once the determination of the amount due to each Investment Partnership has been determined, a determination of the amounts to be distributed to the limited partners of each Investment Partnership will be made.

In the prior fiscal year, Series 4 sold its Investment Partnership interest in Sunneyview II (Stoneridge Hill II) for total proceeds to the Investment Partnership of $212,000. Of the sale proceeds $175,000 was collected in August 2003 and the balance was collected in October 2003. Of the proceeds received, $120,000 was distributed to the investors in July 2004, representing a per BAC distribution of $.04. The total returned to the investors was distributed based on the number of BACs held by each investor at the time of the sale. The remaining proceeds total of $92,000 was paid to Boston Capital Asset Management Limited Partnership (BCAMLP) for fees and expenses related to the sale and partial repayment of accrued asset management fees. The breakdown of the amount to be paid to BCAMLP is as follows: $10,000 represents reimbursement of expenses incurred related to sale, which includes but is not limited to due diligence, legal and mailing costs; $20,000 represents a fee for overseeing and managing the disposition of the property; and $62,000 is to pay down outstanding accrued asset management fees. Annual losses generated by the Operating Partnership, which were applied against the ILP's investment in the Operating Partnership and the subordinated loans to the Operating Partnership, in accordance with the equity method of accounting, had previously reduced the ILP investment in the Operating Partnership to zero and partially offset the loan balance. A gain on the sale of the Investment Limited Partner Interest of $212,000 was realized in the year ended March 31, 2004. In the current fiscal year it was determined that a portion of the gain reported in the prior fiscal year, in the amount of $20,000, was attributable to the fee associated with the sale of the property. A reduction in the gain on sale of property as of December 31, 2004 was recorded to correct the gain previously reported.

In January 2004, Boston Capital Tax Credit Fund I - Series 4 negotiated a sale of its Investment Limited Partner interest in Fuller Homes Limited Partnership (Fuller Townhomes) for total proceeds to the Investment Partnership of $40,909. Of the total proceeds received $11,000 will be utilized to repay subordinated loans that had been made by BCAMLP and $16,500 represents payment of outstanding asset management fees. The remaining proceeds of $13,409 is anticipated to be paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $9,409 represents partial reimbursement for outstanding advance; and $4,000 represents reimbursement for expenses incurred related to the sale, which includes but it not limited to legal and mailing costs. Annual losses generated by the Operating Partnership, which were applied against the ILP's investment in the Operating Partnership, in accordance with the equity method of accounting, had previously reduced the ILP investment in the Operating Partnership to zero. A gain on the sale of the Investment Limited Partner Interest of $40,909 was realized in the quarter ended March 31, 2004.

In January 2004, Boston Capital Tax Credit Fund I - Series 4 negotiated a sale of its Investment Limited Partner interest in Montana Avenue Townhomes Limited Partnership (Montana Avenue Townhomes) for total proceeds to the Investment Partnership of $59,091. Of the total proceeds received, $20,625 represents payment of outstanding asset management fees. The remaining proceeds of $38,466 are anticipated to be paid to BCAMLP for expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $34,466 represents partial reimbursement for outstanding advances; and $4,000 represents reimbursement for expenses incurred related to the sale, which includes but it not limited to legal and mailing costs. Annual losses generated by the Operating Partnership, which were applied against the ILP's investment in the Operating Partnership, in accordance with the equity method of accounting, had previously reduced the ILP investment in the Operating Partnership to zero. A gain on the sale of the Investment Limited Partner Interest of $59,091 was realized in the quarter ended March 31, 2004.

In March 2004, Boston Capital Tax Credit Fund I - Series 4 negotiated a sale of its Investment Limited Partner interest in Topeka Residential Fund Three L.P. (Highland Village Duplexes) to the Operating General Partner for total proceeds to the Investment Limited Partnership of $14,500. Of the total received $2,000 actually was for payment of an outstanding reporting fees and $12,500 was proceeds from the sale of the interest. Of the total proceeds $4,000 is anticipated to be paid to BCAMLP for fees and expenses related to the sale. Of the proceeds received it is anticipated $8,500 will be distributed to the investors. Provided that this is the actual amount distributed, the per BAC distribution amount will be $.003. Annual losses generated by the Operating Partnership, which were applied against the ILP's investment in the Operating Partnership, in accordance with the equity method of accounting, had previously reduced the ILP investment in the Operating Partnership to zero. A gain on the sale of the Investment Limited Partner Interest of $12,500 was realized in the quarter ended March 31, 2004.

Clearview Apartments A LP, (Clear View Apartments) is a 24-unit deal located in Monte Vista, Colorado. At the end of the 2004 occupancy was 79.17%. The property suffers from lack of rental assistance and a qualified applicant pool. The current management staff maintains contact with the housing authority as part of its marketing efforts as well as placement of advertising in local papers and distribution of flyers in the area. The Operating General Partner will contact the local Rural Development office to determine if any rental assistance can be transferred to this property. The property continues to meet is current obligations and anticipates on operating at breakeven for 2004. The tax credit period for this development expired in December 2004 with no extended use provisions. The general partner will review the rent structure and adjust their marketing accordingly.

Pedcor Investments 1988-VI, Limited Partnership (Thompson Village) is a 240-unit property located in Indianapolis, Indiana. Average occupancy through year-end was 89%. and the property is operating above breakeven. Occupancy decreased in July as a result of a softening in the Indiana market; however, occupancy increased in the fall due to aggressively marketing the property through a resident referral incentive, direct marketing with businesses located near the property, and an interactive web-site. Management has also implemented a resident retention program, offering coupons for local eateries. The Replacement Reserve is funded and tax, insurance, and mortgage payments are all current. The property reached the end of its compliance period on December 31, 2004.

In the December 2004, the Investment Partnership entered into an Assignment and Assumption Agreement of Partnership Interest to transfer the its interest in the Operating Partnership to the Operating General Partner. After repayment of the outstanding mortgage balance of approximately $5,235,047 the proceeds to the ILP are estimated to be $10, with a net distribution to the investors of zero. The sale of the ILP's interest is expected to occur in the first quarter of 2005. The proceeds of $10 are anticipated to be paid to related entities of BCMLP for reimbursement for costs incurred during the investment period.

Landmark Limited Partnership (Landmark Apartments) is a 120-unit family development in Chesapeake, VA. Beacon is the General Partner. The property has struggled with occupancy and low rents. In mid-2003, the General Partner merged the management company with his own office and hired and new director of property management. Since then, a rent increase has been obtained and occupancy was reported at 97% at the end of 2004. The property ended its compliance period at the end of 2003 and Boston Capital is working with the General Partner to resyndicate the deal.

Shockoe Hill Associates II, LP, (Shockoe Hill II) is a 64 unit historical-rehab property located in Richmond, VA. In recent years, occupancy at the property has declined to 78% due in part to the physical condition of the property. Late in 2004, the General Partner notified Boston Capital that 6 LIHTC units were taken off-line due to structural damage caused by termite activity. At present, bids have been solicited to repair the damage and return the units to service. The management company is working with the general partner to formulate a plan to finance these repairs. The property manager is expected to furnish the plan to finance all repairs shortly. The compliance period for this property ended in 2004.

Series 5

As of December 31, 2004 and 2003, the average Qualified Occupancy for the series was 100%. The series had a total of four properties at December 31, 2004, all of which were at 100% Qualified Occupancy.

For the period ended December 31, 2004 and 2003, Series 5 reflects net loss from Operating Partnerships of $(35,443) and $(87,133), respectively, which includes depreciation and amortization of $169,789 and $168,640, respectively.

Annadale Housing Partners (Annadale Apartments) has historically reported net losses due to operational issues associated with the property. In 2003 occupancy decreased from the previous year's level, averaging 81.92% for the year. As a result of the low occupancy the site staff was replaced during the fourth quarter of 2003. Due to the efforts of the new site staff and continued aggressive marketing occupancy has shown improvement in 2004, with fourth quarter occupancy remaining strong at 94%. Management has promoted events such as a food drive to bring the community together. A new advertisement has been running in the local paper offering the first months rent free at the senior property. Expenses decreased from the prior year levels, however remain higher than the state average. Maintenance costs continue to be high due to the provisions of the loan agreements which stipulate that the Operating Partnership must spend a minimum of $55,000 per year on capital improvements, with the funding coming from operations. A substantial rent increase went into effect in February 2004, and operating statements through December 2004 demonstrate that the Operating Partnership continues to operate above breakeven. As operations have stabilized over the course of 2004, the Investment General Partner will no longer provide special disclosure on this Operating Partnership.

TKO Investment Properties V (Heather Ridge Apartments) is a 56-unit family property located in Redding, California. As of December 31, 2004, average occupancy was 99% and the property operated above breakeven. The property implemented a rent increase in June 2004 which has had a positive impact on operations. Tax, insurance, and mortgage payments are all current. The Investment General Partner will continue to monitor the property through the first quarter of 2005, to ensure that it maintains stability.

In February 2004, Boston Capital Tax Credit Fund I - Series 5 and Boston Capital Tax Credit Fund II - Series 14 negotiated a sale of their Investment Limited Partner interests in Glenhaven Park Partners (Glenhaven Park) to the Operating General Partner. After repayment of the outstanding mortgage balance of approximately $43,040 the proceeds to the ILPs were $28,760. Of the proceeds $6,000 actually was for payment of outstanding reporting fees and $22,760 was proceeds from the sale of the interests. The total sale proceeds received were used to repay subordinated loans that had been made by Boston Capital Tax Credit Fund II-Series 14. Total outstanding subordinated loans and advances made by Series 5 and Series 14 exceeded the repayment by $10,742 and $156,940 for Series 5 and Series 14, respectively. The unpaid loans and advances were written off and included in the loss on the sale of the Operating Partnership for Series 5 and Series 14 as of March 31, 2004.

Series 6

As of December 31, 2004 and 2003, the average Qualified Occupancy for the series was 100%. The series had a total of twelve properties at December 31, 2004, all of which were at 100% Qualified Occupancy.

For the period ended December 31, 2004 and 2003, Series 6 reflects net loss from Operating Partnerships of $(3,691) and $(211,185), respectively, which includes depreciation and amortization of $901,576 and $941,463, respectively. The increase in net loss per BAC reported in the current year is primarily the result of the loss reported from the sale of one Operating Partnerships in the current year. Additional information on the sale of the partnership is provided below.

Socorro Properties, Limited Partnership, (Los Pueblos Apartments) located in Socorro, New Mexico operated below breakeven throughout 2003. The primary reason for its negative cash flow is low occupancy, which averaged 78.39% for 2003. The property has operated below breakeven through the fourth quarter of 2004 due to low occupancy, which averaged 77% for the fourth quarter. In July 2004, the on-site manager was replaced. The new manager did not perform as anticipated and was fired in December 2004. The management company has allocated extra personnel to the property until a new manager is hired and occupancy improves. The property has also struggled with high turnover due to the transient nature of the Socorro, NM. The Investment General Partner will continue to monitor the Operating Partnership on a monthly basis until it is able to increase occupancy and operate above breakeven.

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

Auburn Trace Limited (Auburn Trace) is a 256 unit property located in Delray Beach, Florida that operated above breakeven in 2004 due to 98% occupancy at year-end and reduced operating expenses. The property sustained significant roof damage from the hurricanes that hit Florida in the third quarter. Although the property was sufficiently insured, the insurance carrier is imposing a high deductible for the roof replacement and the General Partner is seeking assistance for payment. The Investment General Partner will continue to monitor the property, however if operations remain stable and the roof replacements are completed by the end of the next quarter, special disclosure will no longer be reported on this Operating Partnership. The mortgage and property taxes, property insurance are current.

In December 2004, Boston Capital Tax Credit Fund I - Series 6 sold the Investment Limited Partner interest in Eldon Estates Limited Partnership to the Operating General Partner for his assumption of the outstanding mortgage balance of $542,524 and proceeds to the ILP of $16,276. Of the total received after payment of the mortgage, $5,000 represents payment of outstanding reporting fees. The remaining proceeds of $11,276 is anticipated to be paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $163 represents a fee for overseeing and managing the disposition of the property; $9,113 represents partial reimbursement for outstanding asset management fees; and $2,000 represents reimbursement for expenses incurred related to the sale, which includes but is not limited to legal and mailing costs. Annual losses generated by the Operating Partnership, which were applied against the ILP's investment in the Operating Partnership, in accordance with the equity method of accounting, had previously reduced the ILP investment in the Operating Partnership to zero. A gain on the sale of the Investment Limited Partner Interest of $11,113 was realized in the quarter ended December 31, 2004.

In December 2004, Boston Capital Tax Credit Fund I - Series 6 sold the Investment Limited Partner interest in Warrensburg Properties Limited Partnership to the Operating General Partner for his assumption of the outstanding mortgage balance of $559,159 and proceeds to the ILP of $16,775. Of the total received after payment of the mortgage, $5,000 represents payment of outstanding reporting fees. The remaining proceeds of $11,775 is anticipated to be paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $168 represents a fee for overseeing and managing the disposition of the property; $9,607 represents partial reimbursement for outstanding asset management fees; and $2,000 represents reimbursement for expenses incurred related to the sale, which includes but is not limited to legal and mailing costs. Annual losses generated by the Operating Partnership, which were applied against the ILP's investment in the Operating Partnership, in accordance with the equity method of accounting, had previously reduced the ILP investment in the Operating Partnership to zero. A gain on the sale of the Investment Limited Partner Interest of $11,607 was realized in the quarter ended December 31, 2004.

In July 2004, the Operating General Partner of Columbia Park Associates entered into an agreement to sell the property and the transaction closed in December 2004. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. After repayment of the outstanding mortgage balances of approximately $1,397,779, the proceeds to the ILP were $ 2,752,871. The breakdown of the amount to be paid to BCAMLP is as follows: $65,000 represents a fee for overseeing and managing the disposition of the property; $280,481 represents partial reimbursement for outstanding asset management fees; and $9,000 represents reimbursement for expenses incurred related to the sale, which includes but is not limited to legal and mailing costs. Of the proceeds received it is anticipated $2,393,390 will be distributed to the investors. Provided that this is the actual amount distributed, the per BAC distribution amount will be $1.826. Annual losses generated by the Operating Partnership, which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the ILP investment in the Operating Partnership to zero. A loss on the sale of the Investment Limited Partner Interest of $694,848 was realized in the quarter ended December 31, 2004.

In December 2004, BCTC Fund I - Series 6 (the "ILP") negotiated the sale of its Investment Limited Partner interest in Holland West Limited Partnership to the Operating General Partner. The sale of the ILP's interest is expected to occur in the third quarter of 2005. After repayment of the outstanding mortgage balances of approximately $1,664,604, the proceeds to the ILP are estimated to be $1,044,201. Of the proceeds anticipated, $7,500 is for the payment of outstanding reporting fees and $1,036,701 is the estimated payment for the sale of the ILP's interest. It is estimated that $656,816 will be distributed to the investors. Provided this is the actual amount distributed, the investor per BAC distribution will be $.504. The total returned to the investors will be distributed based on the number of BACs held by each investor. The remaining proceeds of $379,885 are anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates. The breakdown of amount paid to BCAMLP is as follows: $48,171 for overseeing and managing the disposition of the property; $60,835 represents a reimbursement of estimated expenses incurred in connection with the disposition and $270,879 represents payment of outstanding Asset Management Fees due to BCAMLP.

In October 2004, while attempting to capitalize on the strong California real estate market, the Operating General Partner of Rosenberg Building Associates (Rosenberg Apartments) entered into an agreement to sell the property and the transaction is anticipated to close in the first quarter of 2005. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. After repayment of the outstanding mortgage balance of approximately $1,695,906, the proceeds are estimated to be $2,238,090. Of the proceeds received: $120,086 represents re-payment of loans due to partners; $73,751 represents payment of outstanding investor services fees; $61,748 represents payment of outstanding coordination fees due to the non-profit Managing General Partner; $32,500 represents payment of outstanding partnership management fees due to the Operating General Partner; and $168,000 represents payment of a sales preparation fee to the Operating General Partner. The remaining proceeds of $1,782,005 are anticipated to be paid to the Investment Limited Partners, BCTC I Series 4 and Series 6 and BCTC II Series 7 and Series 14, in accordance with their contributions to the Operating Partnership and the terms of the Operating Partnership agreement. Once the determination of the amount due to each Investment Partnership has been determined, a determination of the amounts to be distributed to the limited partners of each Investment Partnership will be made.

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

There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended December 31, 2004 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

Boston Capital Tax Credit Fund Limited Partnership

	By:	Boston Capital Associates Limited Partnership, General Partner

	By:	BCA Associates Limited Partnership, General Partner

	By:	C&M Management, Inc., General Partner

Date: February 22, 2005	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of
1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

February 22, 2005	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), C&M Management Inc.; Director, President (Principal Executive Officer) BCTC Assignor Corp.

DATE:	SIGNATURE:	TITLE:

February 22, 2005	/s/ Marc N. Teal Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer), C&M Management Inc; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC Assignor Corp.