Form 10-K
period 2005-03-31
BOSTON CAPITAL TAX CREDIT FUND LTD PARTNERSHIP
filed 2005-07-15
CIK 835095

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PERSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the fiscal year ended March 31, 2005

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
Form 10-K ANNUAL REPORT
FOR THE YEAR ENDED MARCH 31, 2005

TABLE OF CONTENTS

PART I

Item 1.	Business
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for the Fund’s Limited Partnership Interests and Related Partnership Matters and Issuer Purchases of Partnership Interests
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7a.	Quantitative and Qualitative Disclosure About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9a.	Controls and Procedures

PART III

Item 10.	Directors and Executive Officers of the Fund
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

At March 31, 2005, the Partnership had limited partnership equity interests in sixty-six operating partnerships which own operating apartment complexes as follows: twelve in Series 1; seven in Series 2; twenty in Series 3; thirteen in Series 4; four in Series 5; and ten in Series 6.  A description of these Operating Partnerships is set forth in Item 2 herein.

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

Item 2. Properties

The Partnership has acquired a limited partnership interest in each of the sixty-six Operating Partnerships identified in the following tables.  In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each Apartment Complex which complied with the Minimum Set-Aside Test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as “Qualified Occupancy”.  Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus, as supplemented, or applicable Report on Form 8-K.  The General Partner believes that there is adequate casualty insurance on the properties.

Please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed discussion of operational difficulties experienced by certain of the Operating Partnerships.

Boston Capital Tax Credit Fund Limited Partnership - Series 1

PROPERTY PROFILES AS OF MARCH 31, 2005

Property Name	Location	Units	Mortgage Balance As Of 12/31/04	Construction Completion	Qualified Occupancy 3/31/05	Capital Contributed
Apple Hill Apartments	West Newton, NC	44	$1,453,498	01/88	100%	$317,660

Briarwood Apartments	Vero Beach, FL	45	1,444,966	08/89	100%	386,368

Broadway East	Kingston, NY	122	5,184,279	06/89	100%	952,500

Country Knoll	Coldwater, MI	32	919,304	07/89	100%	202,610

Country Village Apts	Warwick, NY	64	3,106,191	04/89	100%	845,000

Elk Rapids II Apartments	Elk Rapids, MI	24	724,748	02/89	100%	161,078

Green Acres Apartments	Yulee, FL	47	1,469,269	08/89	100%	394,500

Minnehaha Court Apts.	St. Paul, MN	24	1,034,206	11/88	100%	631,138

River Park Commons	Rochester, NY	402	12,123,664	12/88	100%	2,315,400

Virginia Circle Townhomes	St. Paul, MN	16	603,888	06/88	100%	395,000

Westchase Apartments	Three Rivers, MI	32	946,217	07/89	100%	202,610

Wood Creek Manor	Saulte St. Marie, MI	32	946,826	07/89	100%	213,390

Boston Capital Tax Credit Fund Limited Partnership - Series 2

PROPERTY PROFILES AS OF MARCH 31, 2005

Property Name	Location	Units	Mortgage Balance As Of 12/31/04	Construction Completion	Qualified Occupancy 3/31/05	Capital Contributed
Annadale Apartments	Fresno, CA	222	$11,821,311	06/90	100%	$1,736,542

Calexico Village Apts.	Calexico, CA	36	1,534,409	04/90	100%	464,896

Glenhaven Park III	Merced, CA	15	461,065	12/89	100%	490,000

Heber II Village Apts.	Heber, CA	24	1,072,018	04/89	100%	345,000

Redondo II Apts.	Westmorland, CA	32	1,408,667	07/90	100%	580,000

Redwood Creek Apts.	McKinleyville, CA	48	1,735,525	12/89	100%	688,572

Thunderbird Apartments	Mecca, CA	54	2,552,217	07/90	100%	1,012,157

Boston Capital Tax Credit Fund Limited Partnership - Series 3

PROPERTY PROFILES AS OF MARCH 31, 2005

Property Name	Location	Units	Mortgage Balance As Of 12/31/04	Construction Completion	Qualified Occupancy 3/31/05	Capital Contributed
Ashley Senior Center Apts.	Ashland, OR	62	$1,747,318	05/89	100%	$495,500

Belfast Birches	Belfast, ME	24	1,064,337	05/89	100%	245,000

Central Parkway Towers	Cincinnati, OH	225	2,800,000	12/89	100%	4,482,818

Crane Street Court	Littleton, NH	33	1,444,650	12/88	100%	293,000

Cruz Bay Apartments	St. John, USVI	20	1,460,498	02/89	100%	285,820

Fiddler’s Creek Apartments	Southport, NC	24	1,205,494	02/89	100%	200,397

Gilmore Court	Jaffrey, NH	28	1,358,051	06/89	100%	288,660

Greenwood Apartments	Owosso, MI	48	1,404,448	08/89	100%	312,090

Jackson Apartments	Jackson, WY	28	$1,166,095	07/89	100%	225,000

Lake North Apartments	Lady Lake, FL	36	1,030,479	01/89	100%	220,780

Lakewood Terr Apartments	Lakeland, FL	132	3,307,904	08/89	100%	572,400

Maplewood Apartments	Cloquet, MN	24	740,805	04/89	100%	150,800

Mound Plaza Apartments	Moundville, AL	24	610,575	09/89	100%	129,465

Oak Crest Manor II	Brainerd, MN	30	890,003	05/89	100%	168,130

Paige Hall Apartments	Minneapolis, MN	69	2,253,150	04/89	100%	378,538

Queens Court Apts.	Philadelphia, PA	32	120,000	01/89	100%	759,500

Ripon Apartments	Ripon, WI	24	830,721	07/89	100%	176,260

Property Name	Location	Units	Mortgage Balance As Of 12/31/04	Construction Completion	Qualified Occupancy 3/31/05	Capital Contributed
Sun Village Apartments	Groveland, FL	34	$1,022,025	05/88	100%	$211,880

Trinidad Apartments	Trinidad, CO	24	901,582	06/89	100%	202,000

Vassar Apartments	Vassar, MI	32	899,614	11/89	100%	189,596

Boston Capital Tax Credit Fund Limited Partnership - Series 4

PROPERTY PROFILES AS OF MARCH 31, 2005

Property Name	Location	Units	Mortgage Balance As Of 12/31/04	Construction Completion	Qualified Occupancy 3/31/05	Capital Contributed
Amory Square Apartments	Windsor, VT	74	$1,891,975	09/89	100%	$1,644,338

Auburn Trace	Delray Beach, FL	256	9,134,764	01/90	100%	2,849,298

Ault Apartments	Ault, CO	16	477,248	07/89	100%	92,232

Berkshire Apartments	Wichita, KS	90	1,726,212	09/89	100%	1,829,104

Burlwood Apartments	Cripple Creek, CO	10	350,372	08/89	100%	45,600

Cambria Commons	Cambria, NY	24	1,034,192	07/89	100%	367,600

Central Parkway Towers	Cincinnati, OH	225	2,800,000	12/89	100%	944,322

Clearview Apartments	Monte Vista, CO	24	735,882	11/89	100%	166,400

Landmark Apartments	Chesapeake, VA	120	2,613,009	05/89	100%	1,470,835

Meadowcrest Apartments	Southfield, MI	83	$2,763,890	10/90	100%	$1,055,404

Milliken Apartments	Milliken, CO	28	837,194	08/89	100%	135,000

New Grand Hotel	Salt Lake City,UT	80	2,667,484	03/90	100%	2,823,370

Shockoe Hill Apartments II	Richmond, VA	64	1,768,276	09/89	100%	1,110,590

Boston Capital Tax Credit Fund Limited Partnership - Series 5

PROPERTY PROFILES AS OF MARCH 31, 2005

Property Name	Location	Units	Mortgage Balance As Of 12/31/04	Construction Completion	Qualified Occupancy 3/31/05	Capital Contributed
Annadale Apartments	Fresno, CA	222	$11,821,311	06/90	100%	$1,161,810

Calexico Village Apartments	Calexico, CA	36	1,534,409	04/90	100%	128,174

Heather Ridge Apartments	Redding, CA	56	546,515	09/89	100%	1,182,030

Point Arena Village	Point Arena, CA	25	1,177,334	02/90	100%	444,830

Boston Capital Tax Credit Fund Limited Partnership - Series 6

PROPERTY PROFILES AS OF MARCH 31, 2005

Property Name	Location	Units	Mortgage Balance As Of 12/31/04	Construction Completion	Qualified Occupancy 3/31/05	Capital Contributed
Auburn Trace	Delray Beach, FL	256	$9,134,764	01/90	100%	$1,971,457

Briarwood Estates	Cameron, MO	24	556,380	09/88	100%	137,367

Forty West Apartments	Holland, MI	120	1,625,630	02/90	100%	1,431,562

Hacienda Villa Apartments	Firebaugh, CA	120	3,540,466	01/90	100%	1,460,316

Hillandale Commons	Lithonia, GA	132	4,456,093	01/90	100%	1,444,800

Kearney Properties II	Kearney, MO	16	354,305	03/88	100%	99,334

Los Pueblos Apartments	Socorro, NM	32	1,220,557	05/88	100%	414,851

Pleasant Hill	Pleasant Hill, MO	24	549,391	12/88	100%	141,624

Tall Pines Apartments	Charlestown, NH	32	1,396,489	11/89	100%	302,491

Woodcliff Apartments	Ishpeming, MI	24	741,139	11/89	100%	192,996

Item 3.	Legal Proceedings

None.

Item 4.	Submission of Matters to a Vote of Security Holders

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

As of March 31, 2005, the Partnership has 6,760 registered BAC Holders for an aggregate of 9,800,600 BACs which were offered a subscription price of $10 per BAC.

The BACs were issued in series.  Series 1 had 951 investors holding 1,299,900 BACs; Series 2 had 670 investors holding 830,300 BACs; Series 3 had 2,106 investors holding 2,882,200 BACs; Series 4 had 1,900 investors holding 2,995,300 BACs; Series 5 had 359 investors holding 489,900 BACs; and Series 6 had 774 investors holding 1,303,000 BACs.

(c)           Dividend history and restriction.

The Partnership has made no distributions of Net Cash Flow to its BAC Holders from its inception, June 1, 1988 through March 31, 2005.

The Partnership made a return of equity distribution to the Limited Partners in the amount of $350,003 during the year ended March 31, 1992.  The distribution was the result of certain Operating Partnerships not achieving their projected tax credits.

During the year ended March 31, 2005, the Fund made a return of equity distribution to the Series 3 and Series 4 Limited Partners in the amount of $1,593,160 and $119,997, respectively.  The distributions were the result of proceeds available from the sale or transfer of one or more Operating Partnerships.

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

Item 6.                    Selected Financial Data

The information set forth below presents selected financial data of the Partnership for each of the five years in the period ended March 31, 2005.  Additional detailed financial information is set forth in the audited financial statements listed in Item 14 hereof.

	(UNAUDITED)** March 31, 2005	March 31, 2004	March 31, 2003	March 31, 2002	March 31, 2001

Operations
Interest Income	$10,445	$11,140	$1,726	$2,685	$3,255
Other Income	29,983	66,063	16,194	38,023	1,266

Share of Income (Loss) of Operating Partnerships	(1,076,925)	1,501,868	(950,064)	(617,075)	(1,691,359)

Operating Exp. *	(2,843,185)	(1,108,365)	(1,020,779)	(1,050,289)	(1,000,088)

Net Income (Loss)	(3,879,682)	470,706	(1,952,923)	(1,626,656)	(2,686,926)

Net Income (Loss) per BAC	$(.39)	$.05	$(.20)	$(.16)	$(.27)

Balance Sheet

Total Assets	$4,557,134	$9,739,311	$8,893,597	$9,825,826	$10,428,373

Total Liab.	$11,921,520	$11,510,858	$11,135,850	$10,115,156	$9,091,047

Partners’ Equity	$(7,364,386)	$(1,771,547)	$(2,242,253)	$(289,330)	$1,337,326

Other Data

* Operating Expense includes Impairment Losses recorded in the amounts of    $2,182,175 for 2005 and $170,000 for 2004.

** Refer to Exceptions to Certifications discussing presentation of Unaudited Financial Statements

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

Liquidity

The Partnership’s primary source of funds was the proceeds of its public offering.  Other sources of liquidity include  (i) interest earned on capital contributions held pending investment or held for working capital reserves and (ii) cash distributions from operations of the Operating Partnerships in which the Partnership has invested.  These sources of liquidity are available to meet the obligations of the Partnership.  The Partnership is currently accruing the annual partnership management fees, which allows each series the ability to pay non-affiliated third party obligations.  During the fiscal year ended March 31, 2005 the Partnership accrued $781,725 in annual partnership management fees.  During the fiscal year ended March 31, 2005 the Partnership paid $816,015 in partnership management fees.  As of March 31, 2005, total partnership management fees accrued were $10,670,908.  Pursuant to the Partnership Agreement, such liabilities will be deferred until the Partnership receives sales or refinancing proceeds from Operating Partnerships which will be used to satisfy such liabilities.

An affiliate of the general partner has advanced $695,245 to the Partnership to pay certain third party operating expenses and to make advances and/or loans to Operating Partnerships.  The amounts advanced to four of the six series are as follows: $90,810 to Series 1; $85,000 to Series 2; $356,920 to Series 3; and $162,515 to Series 4.  These and any additional advances will be paid, without interest, from available cash flow, reporting fees, or the proceeds of sales or refinancing of the Partnership’s interests in Operating Partnerships.  The Partnership anticipates that as the Operating Partnerships continue to mature, more cash flow and reporting fees will be generated.  Cash flow and reporting fees will be added to the Partnership’s working capital and will be available to meet future third party obligations of the Partnership.  The Partnership is currently pursuing, and will continue to pursue, available cash flow and reporting fees.

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

The net proceeds from the offer and sale of BACs in Series 1 had been used to invest in a total of 20 Operating Partnerships in an aggregate amount of $9,407,952, and the Partnership had completed payment of all installments of its capital contributions.  As of March 31, 2005 eight of the properties had been disposed of and twelve remained.  Series 1 had $71,069 in Working Capital at March 31, 2005.  Dispositions that occurred in the current fiscal year are disclosed in the Series Results of Operations.

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

The net proceeds of the offer and sale of BACs in Series 2 had been used to invest in a total of 8 Operating Partnerships in an aggregate amount of $6,498,176, and the Partnership had completed payment of all installments of its capital contributions.  As of March 31, 2005 one of the properties had been disposed of and seven remained.  Series 2 had $159,913 in Working Capital at March 31, 2005.  Series 2 also held deposits of property sale proceeds of $375,591 at March 31, 2005.  Dispositions that occurred in the current fiscal year are disclosed in the Series Results of Operations.

(Series 3).  The Partnership received and accepted subscriptions for $28,822,000, representing 2,882,200 BACs from investors admitted as BAC Holders in Series 3.  Offers and sales of BACs in Series 3 were completed and the last of the BACs in Series 3 were issued by the Partnership on March 14, 1989.

The net proceeds of the offer and sale of BACs in Series 3 had been used to invest in a total of 33 Operating Partnerships in an aggregate amount of $21,738,797, and the Partnership had completed payment of all installments of its capital contributions.  As of March 31, 2005 thirteen of the properties had been disposed of and twenty remained.  Series 3 had $207,149 in Working Capital at March 31, 2005.  Series 3 also held deposits of property sale proceeds of $224,713 at March 31, 2005. Dispositions that occurred in the current fiscal year are disclosed in the Series Results of Operations.

(Series 4).  The Partnership commenced offering BACs in Series 4 on March 27, 1989.  The Partnership received and accepted subscriptions for 29,788,160, representing 2,995,300 BACs from investors admitted as BAC Holders in Series 4.  Offers and sales of BACs in Series 4 were completed and the last of the BACs in Series 4 were issued by the Partnership on July 7, 1989.

The net proceeds from the offer and sale of BACs in Series 4 had been used to invest in a total of 25 Operating Partnerships in an aggregate amount of $22,934,082, and the Partnership had completed payment of all installments of its capital contributions. As of March 31, 2005 twelve of the properties had been disposed of and thirteen remained.  Series 4 had $144,714 in Working Capital at March 31, 2005.  Series 4 also held deposits of property sale proceeds of $71,108 at March 31, 2005.  Dispositions that occurred in the current fiscal year are disclosed in the Series Results of Operations.

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

The net proceeds of the offer and sale of BACs in Series 5 had been used to invest in a total of 5 Operating Partnerships in an aggregate amount of $3,431,044, and the Partnership had completed payment of all installments of its capital contributions. As of March 31, 2005 one of the properties had been disposed of and four remained.  Series 5 had $52,994 in Working Capital at March 31, 2005.  Dispositions that occurred in the current fiscal year are disclosed in the Series Results of Operations.

(Series 6).  The Partnership commenced offering BACs in Series 6 on July 18, 1989.  The Partnership received and accepted subscriptions for $12,935,780, representing 1,303,000 BACs from investors admitted as BAC Holders in Series 6.  Offers and sales of BACs in Series 6 were completed and the last of the BACs in Series 6 were issued by the Partnership on September 29, 1989.

The net proceeds from the offer and sale of BACs in Series 6 had been used to invest in a total of 15 Operating Partnerships in an aggregate amount of $10,652,631, and the Partnership had completed payment of all installments of its capital contributions. As of March 31, 2005 five of the properties had been disposed of and ten remained.  Series 6 had $164,169 in Working Capital at March 31, 2005.  Series 6 also held deposits of property sale proceeds of $2,387,932 at March 31, 2005.  Dispositions that occurred in the current fiscal year are disclosed in the Series Results of Operations.

Results of Operations

The Partnership incurs an annual partnership management fee payable to the General Partner and/or its affiliates in an amount equal to 0.375% of the aggregate cost of the Apartment Complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid or payable by the Operating Partnerships.  The annual partnership management fee incurred net of reporting fees for the fiscal years ended March 31, 2005 and 2004 was $450,058 and $765,468, respectively.  The amount is anticipated to be lower for subsequent fiscal years as more of the Operating Partnerships begin to pay accrued and annual partnership management and reporting fees.  During the fiscal years ended March 31, 2005 and 2004, the Partnership received $331,667 and $93,419, respectively, in reporting fees from the Operating Partnerships

The Partnership’s investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested.  The Partnership’s investments in Operating Partnerships have been made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

The Operating Partnerships were allocated tax credits for 10 years.  Based on each Operating Partnership’s lease-up, the total credits could be spread over as many as 15 years.  In cases where the actual number of years is more than 10, the credits delivered in the early and later years will be less than the maximum allowable per year.  Series 1 and Series 4 completed their credit periods as of December 31, 2001.  Series 3 and Series 6 completed their credit periods as of December 31, 2004. Series 2 and Series 5 are expected to generate a small amount of remaining credits through December 31, 2005.

(Series 1).  As of March 31, 2005 and 2004, the Qualified Occupancy for the Series was 100%.  The Series had a total of 12 properties at March 31, 2005, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2004 and 2003, the Series, in total, generated $2,160,124 and $2,391,733, respectively, in passive income tax losses that were passed through to the investors.  As of December 31, 2001 all of the Operating Partnerships in Series 1 had completed their respective credit periods and it is not expected that any additional tax credits will be generated.

For the years ended December 31, 2004 and 2003 Series 1 reflects net loss from Operating Partnerships of $(2,851,658) and $(1,636,524), respectively, which includes depreciation and amortization of $811,170 and $1,054,494, respectively.

Genesee Commons Associates (River Park Commons) is a 402 unit property located in Rochester, New York.  The compliance period ended in 2003.  On April 15, 2004, the Operating General Partner’s interest was transferred to Conifer Reality, L.L.C., who intends to rehabilitate the 202 unit high rise building, demolish 200 townhomes and re-construct 100 market rent townhomes while re-structuring the financing of the development.  Occupancy has declined to 51% as of March 2005 and continues to fall as management is encouraging move outs to enable a full rehabilitation of the high rise building.  The 200 townhouses will be bulldozed and rebuilt as 100 market rate units commencing in 2005.  The complete rehabilitation of the high rise will commence in the summer of 2005. Conifer is currently negotiating with the Rochester Housing Authority to transfer the 236 rental subsidy and the (RAP) rental subsidy to the residents of the high rise building. The general area of the property has recently undergone a revitalization which should assist in the rental of the market rent units upon completion.

Kingston Property Associates (Broadway East Townhouses) is a 122 unit property located in Kingston, New York.  Effective July 2003, the Operating General Partner interest for Kingston Property Associates Limited Partnership sold from TFG/New York Properties, Inc. to Kingston Winn Limited Partnership.  Also, the management company changed from The Finch Group to an affiliate of the new Operating General Partner, Winn Residential.  The Lender and the new Operating General Partner have entered into a Forbearance Agreement, dated July 16, 2003, which prevents the Lender from filing foreclosure action or accelerating the indebtedness providing the new Operating General Partner follows the terms outlined in the agreement.  To date the new Operating General Partner is in compliance with the terms of the Forberance Agreement.  The new Operating General Partner applied for an allocation of Low Income Housing Tax Credits (“LHTC”) in 2003 but did not receive an allocation.  They re-applied in March 2004 and received an allocation of LHHTC.  The new Operating General Partner is in the process of re-syndicating the property.  At the time of re-syndication proceeds of $27,940 are expected to be paid to the Investment Partnership.  The re-syndication is anticipated to occur in the second or third quarter of 2005.  An entity related to the Investment General Partner will compete to purchase the tax credits.

Townhomes of Minnehaha, (Minnehaha Court Apartments) is a 24-unit property located in St. Paul, Minneapolis.  Occupancy averaged 86% in the first quarter of 2005, a slight increase over the 81% average in 2004.  The property is well maintained but is 16 years old and has strong competition from numerous new properties that have been built in the St. Paul area. Additionally, the property is individually metered for gas and electricity but historically, the residents received a utility allowance while the partnership paid the actual bills. In an effort to reduce expenses, Management submitted a proposal to have the residents pay their own utility bills. Additional information has been requested to determine if, once implemented, a reduction in rental income would be needed to remain competitive; and if so, will the utility savings exceed the rental income loss.  In March 2005, the partnership had insufficient rental income to pay all outstanding vendor invoices, debt service, and escrows.  The Operating General Partner directed the management company to pay debt service and required escrows prior to vendor invoices.  However, the Minnesota Housing Finance Agency’s (Lender) regulatory agreement requires that operating income be applied in the following order of priority: management fee, escrow deposits, vendor invoices, and debt service and replacement reserve deposits.  Therefore, the management company applied the March 2005 rental income to vendor payments leaving insufficient funds to pay debt service, escrows, or routine monthly operating expenses.  The Lender declared the partnership in default of the mortgage due to the non-payment of management fees, vendor payables over 30 days, and non-payment of the March debt service and escrows.  The partnership withdrew funds from the replacement reserve to bring all accounts payable and mortgage payments current.  The property is now operating at slightly above break-even and the default was cured as of May 2005.  The management company continues to make unit improvements as necessary to increase occupancy.  The compliance period has expired and the property is being actively marketed for sale.

Virginia Circle Townhomes (Virginia Circle Limited Partnership) is a 16-unit property located in St. Paul, MN.  The compliance period expired on December 31, 2003 and the Investment Limited Partner has been marketing the property for sale since.  In the past year, however, only two offers have been received and both were below the partnership’s estimated value.  The property is also listed with a national real estate broker but no offers have been generated by the listing.  In the first quarter of 2005, the partnership operated below breakeven due to weak occupancy averaging 77%, a drop from the 94% average during the third quarter of 2004.  Historically, the local rental market has been weak, but the property managed to operate effectively due to the support of the Section 8 program.  However, in the third quarter of 2004, Section 8 subsidies were reduced by the local housing authority.  The effect of this loss was felt in the first quarter when the property experienced additional vacancies.  The management company attempted to occupy units by offering rent concessions and doing substantial improvements to the vacant units to improve marketability.  However, the property is older and without the amenities of competitive properties in the area.  This, in combination with the reduced rental income, resulted in the property operating at a deficit.

In March 2005, the partnership had insufficient rental income to pay outstanding vendor invoices, debt service, and escrows.  The Operating General Partner directed the management company to pay debt service and required escrows prior to vendor invoices.  However, the Minnesota Housing Finance Agency’s (Lender) regulatory agreement requires that operating income be applied in the following order of priority:  management fee, escrow deposits, vendor invoices, and debt service and replacement reserve deposits.  Therefore, the management company applied the March 2005 rental income to vendor payments leaving insufficient funds to pay debt service, escrows, or routine monthly operating expenses.  The Lender declared the partnership in default of the mortgage due to the non-payment of management fees, vendor payables over 30 days and non-payment of the March debt service and escrows.  In an attempt to cure the default, the current Operating General Partner requested a deferment of 6-months of debt service and escrow deposits to allow the partnership to pay outstanding vendor invoices, initiate a comprehensive marketing plan, and rehabilitate vacant units for occupancy.  The request was denied by the lender.  The Operating General Partner continues to work with the lender to come to a mutually agreeable resolution while continuing to actively market the property for sale.  However, the mortgage remains in default and without a lender workout, foreclosure is likely.

In December 2004, Boston Capital Tax Credit Fund I - Series 1 (the “ILP”) sold its Investment Limited Partner interest in Bolivar Manor to the Operating General Partner for his assumption of the outstanding mortgage balance of $863,521 and proceeds to the ILP of $1. The ILP proceeds actually represented a partial payment of outstanding reporting fees due to an affiliate of the ILP and as such have not been recorded as proceeds from the sale of the Operating Partnership.  Annual losses generated by the Operating Partnership which were applied against the ILP’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the ILP investment in the Operating Partnership to zero.  Accordingly no gain or loss on the sale of the Investment Limited Partner Interest has been recorded.

In December 2004, Boston Capital Tax Credit Fund I - Series 1 (the “ILP”) sold its Investment Limited Partner interest in Conneaut Limited to the Operating General Partner for his assumption of the outstanding mortgage balance of 1,147,562 and proceeds to the ILP of $6,079.  The ILP proceeds actually represented a partial payment of outstanding reporting fees due to an affiliate of the ILP and as such have not been recorded as proceeds from the sale of the Operating Partnership.  Annual losses generated by the Operating Partnership which were applied against the ILP’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the ILP investment in the Operating Partnership to zero.  Accordingly no gain or loss on the sale of the Investment Limited Partner Interest has been recorded.

In December 2004, Boston Capital Tax Credit Fund I - Series 1 (the “ILP”) sold its Investment Limited Partner interest in Geneva Limited to the Operating General Partner for his assumption of the outstanding mortgage balance of 1,163,436 and proceeds to the ILP of $6,079.  The ILP proceeds actually represented a partial payment of outstanding reporting fees due to an affiliate of the ILP and as such have not been recorded as proceeds from the sale of the Operating Partnership.  Annual losses generated by the Operating Partnership which were applied against the ILP’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the ILP investment in the Operating Partnership to zero. Accordingly no gain or loss on the sale of the Investment Limited Partner Interest has been recorded.

Briarwood Apartments of Vero Beach (Briarwood Apartments) is a 45-unit property located in Vero Beach, FL.  Occupancy at the property averaged 80% through the first quarter 2005.  The property sustained physical damage in 2004 caused by two hurricanes.  There are currently two units under repair that are scheduled to be completed in July 2005.  Management has utilized a partial payment of insurance proceeds and funds from reserves to pay for repairs to the roof and the damaged units.  They are anticipating that the insurance company will approve the claim for the entire damage amount to partially offset the withdrawals from reserves.  Rental income has been reduced with the decrease in occupancy, and concessions that were made to residents with damaged units. Rent loss payments are being negotiated at this time with the insurance company and are expected to be released to the property in 2005.

In March 2005, Boston Capital Tax Credit Fund I - Series 1 (the “ILP”) sold its interest in Inglewood Meadows, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,453,292 and proceeds to the ILP of $58,132. Of the total ILP proceeds received, $2,520 represented payment of outstanding reporting fees due to an affiliate of the ILP.  Of the remaining proceeds, the net distribution to investors is anticipated to be approximately $17,807.  This represents a per BAC distribution of $.014. The total return to the investor will be distributed based on the number of BACS held by each investor.  The remaining proceeds of $37,805 is anticipated to be paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates.  The breakdown of the amount paid to BCAMLP is as follows:  $3,350 represented a fee for overseeing and managing the disposition of the property; $28,122 represents partial reimbursement for outstanding advances and asset management fees; and $6,333 represented reimbursement for expenses incurred related to the sale, which included but was not limited to legal and mailing costs.   Annual losses generated by the Operating Partnership which were applied against the ILP’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the disposition fee, has been recorded in the amount of $52,262 as of March 31, 2005.

In March 2005, Boston Capital Tax Credit Fund I - Series 1 (the “ILP”) sold its interest in Wewahitchka, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of $697,966 and proceeds to the ILP of $27,919. Of the total ILP proceeds received, $6,655 represented payment of outstanding reporting fees due to an affiliate of the ILP.  Of the remaining proceeds, the net distribution to investors is anticipated to be approximately $3,520.  This represents a per BAC distribution of $.003.  The total return to the investor will be distributed based on the number of BACS held by each investor.  The remaining proceeds of $17,744 is anticipated to be paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates.  The breakdown of the amount paid to BCAMLP is as follows:  $3,350 represented a fee for overseeing and managing the disposition of the property; $8,061 represents partial reimbursement for outstanding advances and asset management fees; and $6,333 represented reimbursement for expenses incurred related to the sale, which included but was not limited to legal and mailing costs.   Annual losses generated by the Operating Partnership which were applied against the ILP’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the disposition fee, has been recorded in the amount of $17,914 as of March 31, 2005.

In March 2005, Boston Capital Tax Credit Fund I - Series 1 (the “ILP”) sold its interest in Woodland Terrace, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,453,292 and proceeds to the ILP of $58,132. Of the total ILP proceeds received, $13,860 represented payment of outstanding reporting fees due to an affiliate of the ILP.  Of the remaining proceeds the net distribution to investors is anticipated to be approximately $17,806.  This represents a per BAC distribution of $.014.  The total return to the investor will be distributed based on the number of BACS held by each investor.  The remaining proceeds of $26,466 is anticipated to be paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates.  The breakdown of the amount paid to BCAMLP is as follows:  $3,350 represented a fee for overseeing and managing the disposition of the property; $16,782 represents partial reimbursement for outstanding advances and asset management fees; and $6,334 represented reimbursement for expenses incurred related to the sale, which included but was not limited to legal and mailing costs.

Annual losses generated by the Operating Partnership which were applied against the ILP’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the disposition fee, has been recorded in the amount of $40,922 as of March 31, 2005.

(Series 2).  As of March 31, 2005 and 2004, the Qualified Occupancy for the series was 100%.  The Series had a total of 7 properties at March 31, 2005, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2004 and 2003, the Series, in total, generated $333,903 and $376,519, respectively, in passive income tax losses that were passed through to the investors, and also provided $0.05 and $0.06, respectively, in tax credits per BAC to the investors.

For the years ended December 31, 2004 and 2003 Series reflects net loss from Operating Partnerships of $(388,970) and $(915,833), respectively, which includes depreciation and amortization of $596,294 and $613,277, respectively.

In December 2004, Boston Capital Tax Credit Fund I - Series 2 and Boston Capital Tax Credit Fund II - Series 14 (the “ILPs”) negotiated the sale of their interest in Haven Park Partners III to the Operating General Partner. The transaction closed in April of 2005 for the assumption of the outstanding mortgage balance of approximately $462,000 and proceeds to the ILPs of $979,310 ($403,912 for Series 2 and $575,398 for Series 14).  Of the total proceeds received, $608,547 represents a reimbursement of funds previously advanced to the Operating Partnership by affiliates of the ILPs and $8,000 is for payment of outstanding reporting fees due to an affiliate of the ILPs. Of the remaining proceeds, the net distribution to the investors is anticipated to be approximately $253,710 ($170,747 for Series 2 and $82,963 for Series 14).  Provided this is the actual amount distributed, this represented a per BAC distribution of $.206 and $.015 for Series 2 and 14, respectively.  The total returned to the investors will be distributed based on the number of BACs held by each investor.  The remaining proceeds of $109,053 are anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates.  The breakdown of amounts expected to be paid to BCAMLP is as follows: $27,000 for overseeing and managing the disposition of the property; $9,000 for reimbursement of estimated expenses incurred in connection with the disposition; and $73,053 for a partial payment of outstanding Asset Management Fees due to BCAMLP.

In December 2004, Boston Capital Tax Credit Fund I - Series 2 and Boston Capital Tax Credit Fund II - Series 14 (the “ILPs”) negotiated the sale of their interest in Haven Park Partners IV to the Operating General Partner.  The transaction closed in March of 2005 for the assumption of the outstanding mortgage balance of approximately $371,700 and estimated proceeds to the ILPs of $780,579 ($298,038 for Series 2 and $482,541 for Series 14).  Of the total proceeds received, $553,362 represents a reimbursement of funds previously advanced to the Operating Partnership by affiliates of the ILPs and $4,000 is for payment of outstanding reporting fees due to an affiliate of the ILP. Of the remaining proceeds, the net distribution to the investors is anticipated to be approximately $156,660 ($117,495 for Series 2 and $39,165 for Series 14).   Provided this is the actual amount distributed, this represented a per BAC distribution of $.142 and $.007 for Series 2 and 14, respectively.  The total returned to the investors will be distributed based on the number of BACs held by each investor.  The remaining proceeds of $66,557 are anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates.  The breakdown of amounts expected to be paid to BCAMLP is as follows: $21,600 for overseeing and managing the disposition of the property; $9,000 for reimbursement of estimated expenses incurred in connection with the disposition; and $35,957 for partial payment of outstanding Asset Management Fees due to BCAMLP. Accordingly, gains on the sale of the property were recorded by Series 2 and Series 14 of $128,407 and $57,026, respectively.  The gains recorded represented the proceeds received by the ILP, net of their remaining investment balance, unreimbursed advances to the Operating Partnership and their share of the disposition fee.

(Series 3).  As of March 31, 2005 and 2004, the Qualified Occupancy for the Series was 100%.  The Series had a total of 20 properties at March 31, 2005, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2004 and 2003, the Series, in total, generated $2,593,868 and $2,582,247, respectively, in passive income tax losses that were passed through to the investors, and also provided $0.04 in tax credits per BAC to the investors for both years.

For the years ended December 31, 2004 and 2003 Series 3 reflects net loss from Operating Partnerships of $(372,655) and $(2,290,049), respectively, which includes depreciation and amortization of $1,228,469 and $2,044,570, respectively.  Operations in the prior year were negativly impacted by the operations at Central Parkway Towers, which are discussed below.

Central Parkway Towers (Central Parkway Towers LP) ended compliance on December 31, 2004 and the property was closed. The City of Cincinnati had canceled support programs, and the property’s overall financial position deteriorated significantly because of the dwindling occupancy. The Operating General Partner and the Investment General Partner stabilized the property to the best of their abilities and reached the end of the compliance period, avoiding the recapture of the tax credits.

The Operating General Partner successfully minimized the need for funding, but the Investment General Partner was required to fund a total of $193,709 in 2003, 2004 and the first quarter 2005, including a final funding of $17,227 in January. The lease was turned back to Cincinnati YMCA, effective January 1, 2005.  A refund of the pro rated property and liability insurance premium will fund any remaining expenses, which will include the final audit and tax return. Any remaining funds from the refund will be returned to the Investment General Partner to repay the operating advances.

In an attempt to capitalize on the strong California real estate market the Operating General Partner of California Investors VI (Orchard Park) entered into an agreement to sell the property and the transaction closed in June 2003.  As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken.  Sale proceeds due to Boston Capital Tax Credit Fund I-Series 3 (BCTC I) and Boston Capital Tax Credit Fund III-Series 17 (BCTC III) after repayment of advances made to the Operating Partnership were $453,144 and $31,790, respectively.  Of the proceeds received $352,768 and $24,748, for Series 3 and Series 17, respectively, was distributed to the investors in July 2004. This represented a per BAC distribution of $.122 and $.005 for Series 3 and 17, respectively. The total returned to the investors was distributed based on the number of BACs held by each investor at the time of the sale. The amounts for each series, while different in actual dollars, represent the same percentage of return to each Investment Partnership.  The remaining proceeds total of $107,418 was paid to BCAMLP for fees and expenses related to the sale, and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows:  $10,000 represents reimbursement of expenses incurred related to sale, which includes but is not limited to due diligence, legal and mailing costs; $50,000 represents a fee for overseeing and managing the disposition of the property; and $47,418 represents a partial payment of accrued asset management fees.  Annual losses generated by the Operating Partnership, which were applied against the ILP’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the ILP investment in the Operating Partnership to zero for Series 3 and $28,682 for Series 17.  Accordingly, gains on the sale of the property were recorded by Series 3 and Series 17 of $406,422 and 3,109, respectively.  The gains recorded represented the proceeds received by the ILP, net of their remaining investment balance and their share of the disposition fee.

In an attempt to capitalize on the strong California real estate market the Operating General Partner of Hidden Cove Apartments (Hidden Cove) entered into an agreement to sell the property and the transaction closed in May 2003.  As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period and, to provide a recapture bond to avoid the recapture of the tax credits that have been taken.  Sale proceeds due to Boston Capital Tax Credit Fund I-Series 3 (BCTC I) and Boston Capital Tax Credit Fund III-Series 15 (BCTC III) were $1,572,368 and $136,352, respectively.  The majority of the sale proceeds were received by the Investment Partnerships in May 2003, and the balance was received in September 2003.  Of the proceeds received $1,240,404 and $107,565, for Series 3 and Series 15, respectively was distributed to the investors in July 2004.  This represented a per BAC distributions of $.430 and $.028 for Series 3 and 15, respectively. The total returned to the investors was distributed based on the number of BACs held by each investor.  The amounts for each series, while different in actual dollars, represent the same percentage of return to each Investment Partnership.  The remaining proceeds total of $360,750 was paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows:  $10,000 represents reimbursement of expenses incurred related to sale, which includes but is not limited to due diligence, legal and mailing costs; $50,000 represents a fee for overseeing and managing the disposition of the property; and $300,750 represents a partial payment of outstanding Asset Management Fees due to BCAMLP.  At the time of the sale, the Operating General Partners retained some funds in an account in the name of the Operating Partnership to cover costs that would be incurred in the process of dissolving the Operating Partnership entity.  These funds were not fully utilized and the ILP share of the remaining funds were paid in April 2005.  The totals received were $9,163 for Series 3 and $795 for Series 15.   The amounts have been added to each Series available reserves and were recognized in the gain on the sale of the property as of March 31, 2005.  Annual losses generated by the Operating Partnership, which were applied against the ILP’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the ILP investment in the Operating Partnership to zero for Series 3 and $66,166 for Series 15.  Accordingly, gains on the sale of the property were recorded by Series 3 and Series 15 of $1,535,521 and $28,992, respectively.  The gains recorded represented the proceeds received by the ILP, net of their remaining investment balance, unreimbursed advances to the Operating Partnership and their share of the disposition fee.

In July 2004, the Investment General Partner sold its interest in Taylor Terrace for total proceeds to the Partnership of $37,836. The Investment General Partner has decided to forego collecting any fees or expense reimbursements associated with the sale and will return the entire proceeds received to the investors. The amount to be distributed to the investors is $.01 per BAC. It is anticipated that the distribution will be made in the first half of calendar year 2005 along with any other sale proceeds received and finalized in calendar year 2004.  Annual losses generated by the Operating

Partnership, which were applied against the ILP’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the ILP investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Investment Limited Partner Interest of $37,836 was realized in the quarter ended September 30, 2004.

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

In the summer of 2004, the Partnership entered into a Purchase Agreement to sell Rainbow Housing.  The sale closed in March 2005.  After repayment of the outstanding mortgage balance of approximately $1,961,599, the proceeds to the ILP were $308,219.  Of the total ILP proceeds received, $70,000 represented payment of outstanding reporting fees due to an affiliate of the ILP.  Of the remaining proceeds the net distribution to investors is anticipated to be approximately $90,877.  This represents a per BAC distribution of $.032.  The total return to the investor will be distributed based on the number of BACS held by each investor.  The remaining proceeds of $147,340 is anticipated to be paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates.  The breakdown of the amount paid to BCAMLP is as follows:  $25,000 represented a fee for overseeing and managing the disposition of the property; $113,340 represents partial reimbursement for outstanding advances and asset management fees; and $9,000 represented reimbursement for expenses incurred related to the sale, which included but was not limited to legal and mailing costs.   Annual losses generated by the Operating Partnership which were applied against the ILP’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the disposition fee, has been recorded in the amount of $213,217 as of March 31, 2005.

In 2003, American Affordable Housing II and BCTC Fund I - Series 3 (the “ILPs”) negotiated the sale of their Investment Limited Partner interest in Paige Hall, a Minnesota Limited Partnership to the Operating General Partner. After repayment of the outstanding mortgage balance of approximately $2,591,339 the proceeds to the ILP are estimated to be $150,000. The sale is expected to occur in 2005.  Of the total anticipated proceeds, $20,000 is for the payment of outstanding reporting fees, and $130,000 will be proceeds for the sale of the ILP’s interest.  Of the estimated proceeds $27,753 and $22,247, for AAH II and Series 3, respectively will be distributed to the investors.  This represents a per unit distribution of $9.987 for AAH II and a per BAC distribution of $.008 for Series 3.  The total return to the investors will be distributed based on the number of Units and BACs held by each investor.  The remaining proceeds of $80,000 are anticipated to be paid to BCMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates.  The breakdown of amount paid to BCAMLP is as follows: $10,000 represents a reimbursement of estimated expenses incurred in connection with the disposition and $70,000 represents payment of outstanding Asset Management Fees due to BCAMLP.

In July 2004, Boston Capital Tax Credit Fund I - Series 3 sold the Investment Limited Partner interest in Pedcor Investments 1988-IV, (Mann Village Apartments) to the Operating General Partner for his assumption of the outstanding mortgage balance of $4,967,272 and proceeds to the ILP of

$320,000.  Of the total received, $99,000 was for payment of outstanding reporting fees due to an affiliate of the Investment Partnership, and $221,000 was proceeds from the sale of the interest.  Of the sale proceeds received it is estimated that approximately $87,000 will be distributed to the investors. Provided that this is the actual amount distributed, the investor per BAC distribution will be $.030.  The total returned to the investors will be distributed based on the number of BACs held by each investor.  The remaining balance of $134,000 is anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows:  $3,200 represents a fee for overseeing and managing the disposition of the property; $12,500 represents a reimbursement of expenses incurred which were associated with the disposition and $118,300 represents a partial payment of outstanding Asset Management Fees due to BCAMLP.  Annual losses generated by the Operating Partnership, which were applied against the ILP’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the ILP investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Investment Limited Partner interest of $217,800 was realized in the quarter ended December 31, 2004. The gain recorded represented the proceeds received by the ILP, net of the remaining investment balance and the disposition fee.

In November 2004, Boston Capital Tax Credit Fund I - Series 3 (the “ILP”) sold its Investment Limited Partnership interest in 128 Park Street Limited Partnership to the Operating General Partner for his assumption of the outstanding mortgage balance of $965,805 and proceeds to the ILP of $1.  The ILP proceeds actually represented a partial payment of outstanding reporting fees due to an affiliate of the ILP and as such have not been recorded as proceeds from the sale of the Operating Partnership.  Annual losses generated by the Operating Partnership which were applied against the ILP’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the ILP investment in the Operating Partnership to zero.  Accordingly no gain or loss on the sale of the Investment Limited Partner Interest has been recorded.

In March 2005, Boston Capital Tax Credit Fund I - Series 3 (the “ILP”) sold its interest in Carriage Gate of Palatka, Ltd., to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,441,070 and proceeds to the ILP of $57,643. Of the total ILP proceeds received, $10,500 represented payment of outstanding reporting fees due to an affiliate of the ILP.  Of the remaining proceeds the net distribution to investors is anticipated to be approximately $21,359.  This represents a per BAC distribution of $.007.  The total return to the investor will be distributed based on the number of BACS held by each investor.  The remaining proceeds of $25,754 is anticipated to be paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to a affiliates.  The breakdown of the amount paid to BCAMLP is as follows:  $3,350 represented a fee for overseeing and managing the disposition of the property; $16,604 represents partial reimbursement for outstanding advances and asset management fees; and $5,800 represented reimbursement for expenses incurred related to the sale, which included but was not limited to legal and mailing costs.   Annual losses generated by the Operating Partnership which were applied against the ILP’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the disposition fee, has been recorded in the amount of $43,793 as of March 31, 2005.

In March 2005, Boston Capital Tax Credit Fund I - Series 3 (the “ILP”) sold its interest in Colony Court RRH, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,463,570 and proceeds to the ILP of $58,543.  Of the total ILP proceeds received, the net distribution to the investors is anticipated to be approximately $21,865.  This represents a per BAC distribution of $.008.  The total return to the investor will be distributed based on the number of BACS held by each investor.  The remaining proceeds of $36,678 is anticipated to be paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates.  The breakdown of the amount paid to BCAMLP is as follows:  $3,350 represented a fee for overseeing and managing the disposition of the property; $27,528 represents partial reimbursement for outstanding advances and asset management fees; and $5,800 represented reimbursement for expenses incurred related to the sale, which included but was not limited to legal and mailing costs.   Annual losses generated by the Operating Partnership which were applied against the ILP’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the disposition fee, has been recorded in the amount of $55,193 as of March 31, 2005.

In March 2005, Boston Capital Tax Credit Fund I - Series 3 (the “ILP”) sold its interest in Lake Park, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,111,081 and proceeds to the ILP of $44,443. Of the total ILP proceeds received, the net distribution to investors is anticipated to be approximately $14,395.  This represents a per BAC distribution of $.005.  The total return to the investor will be distributed based on the number of BACS held by each investor.  The remaining proceeds of $30,048 is anticipated to be paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates.  The breakdown of the amount paid to BCAMLP is as follows:  $3,350 represented a fee for overseeing and managing the disposition of the property; $20,898 represents partial reimbursement for outstanding advances and asset management fees; and $5,800 represented reimbursement for expenses incurred related to the sale, which included but was not limited to legal and mailing costs.  Annual losses generated by the Operating Partnership which were applied against the ILP’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the disposition fee, has been recorded in the amount of $41,093 as of March 31, 2005.

In March 2005, Boston Capital Tax Credit Fund I - Series 3 (the “ILP”) sold its interest in Orangewood Villas, Ltd., to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,441,078 and proceeds to the ILP of $57,643. Of the total ILP proceeds received, $4,012 represented payment of outstanding reporting fees due to an affiliate of the ILP.  Of the remaining proceeds, the net distribution to investors is anticipated to be approximately $21,389.  This represents a per BAC distribution of $.007.  The total return to the investor will be distributed based on the number of BACS held by each investor.  The remaining proceeds of $32,242 is anticipated to be paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates.  The breakdown of the amount paid to BCAMLP is as follows:  $3,350 represented a fee for overseeing and managing the disposition of the property; $23,092 represents partial reimbursement for outstanding advances and asset management fees; and $5,800 represented reimbursement for expenses incurred related to the sale, which included but was not limited to legal and mailing costs.   Annual losses generated by the Operating Partnership which were applied against the ILP’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the disposition fee, has been recorded in the amount of $50,281 as of March 31, 2005.

In March 2005, Boston Capital Tax Credit Fund I - Series 3 (the “ILP”) sold its interest in Vidalia, Ltd., to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,454,975 and proceeds to the ILP of $58,199. Of the total ILP proceeds received, $8,162 represented payment of outstanding reporting fees due to an affiliate of the ILP.  Of the remaining proceeds, the net distribution to investors is anticipated to be approximately $21,683.  This represents a per BAC distribution of $.008.  The total return to the investor will be distributed based on the number of BACS held by each investor.  The remaining proceeds of $28,354 is anticipated to be paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates.  The breakdown of the amount paid to BCAMLP is as follows:  $3,350 represented a fee for overseeing and managing the disposition of the property; $19,204 represents partial reimbursement for outstanding advances and asset management fees; and $5,800 represented reimbursement for expenses incurred related to the sale, which included but was not limited to legal and mailing costs.   Annual losses generated by the Operating Partnership which were applied against the ILP’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the disposition fee, has been recorded in the amount of $46,687 as of March 31, 2005.

In January 2005, Boston Capital Tax Credit Fund I - Series 3 and Series 4 and Boston Capital Tax Credit Fund II - Series 7 (the “ILP”) sold its Investment Limited Partner interest in Bowditch School L.P. to the Operating General Partner for his assumption of the outstanding mortgage balance of $3,053,108 and proceeds to the ILP of $1. The ILP proceeds actually represented a partial payment of outstanding reporting fees due to an affiliate of the ILP and as such have not been recorded as proceeds from the sale of the Operating Partnership.  Annual losses generated by the Operating Partnership which were applied against the ILP’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the ILP investment in the Operating Partnership to zero.  Accordingly no gain or loss on the sale of the Investment Limited Partner Interest has been recorded.

(Series 4).  As of March 31, 2005 and 2004, the Qualified Occupancy for the series was 100%.  The Series had a total of 13 properties at March 31, 2005, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2004 and 2003, the Series, in total, generated $1,745,693 and $1,889,285, respectively, in passive income tax losses that were passed through to the investors.  As of December 31, 2001 all of the Operating Partnerships in Series 4 had completed their respective credit periods and it is not expected that any additional tax credits will be generated.

For the years ended December 31, 2004 and 2003 Series 4 reflects net loss from Operating Partnerships of $(2,159,146) and $(2,648,334), respectively, which includes depreciation and amortization of $1,803,334 and $2,380,293, respectively.  Operations in the prior year were negativly impacted by the operations at Central Parkway Towers, which are discussed below.

Central Parkway Towers (Central Parkway Towers LP) ended compliance on December 31, 2004 and the property was closed. The City of Cincinnati had canceled support programs, and the property’s overall financial position deteriorated significantly because of the dwindling occupancy. The Operating General Partner and the Investment General Partner stabilized the property to the best of their abilities and reached the end of the compliance period, avoiding the recapture of the tax credits.

The Operating General Partner successfully minimized the need for funding, but the Investment General Partner was required to fund a total of $193,709 in 2003, 2004 and the first quarter 2005, including a final funding of $17,227 in January. The lease was turned back to Cincinnati YMCA, effective January 1, 2005.  A refund of the pro rated property and liability insurance premium will fund any remaining expenses, which will include the final audit and tax return. Any remaining funds from the refund will be returned to the Investment General Partner to repay the operating advances.

In February 2004, Boston Capital Tax Credit Fund I - Series 4 and Boston Capital Tax Credit Fund II-Series 14 negotiated a transfer of their Investment Limited Partner interest in Haven Park Partners II, A California LP (Glenhaven Park II) to the Operating General Partner for his assumption of the outstanding mortgage balance of $466,593 and proceeds to the ILP of $715,000.  Of the total received, $4,500 was for payment of outstanding reporting fees due to an affiliate of the Investment Partnership, and $710,500 was proceeds from the sale of the interest.  Of the sale proceeds received $504,941 was utilized to repay subordinated loans that had been made by the Investment Partnership to the Operating Partnership.  The remaining sale proceeds were $26,374 and $179,185, for Series 4 and Series 14, respectively.  Of the proceeds remaining, it is estimated that approximately $5,793 and $39,360, for Series 4 and Series 14, respectively, will be distributed to the investors.  Provided that this is the actual amount distributed, the investor per BAC distribution will be $.002 and $.007, for Series 4 and Series 14, respectively.  The total returned to the investors will be distributed based on the number of BACs held by each investor.  The remaining balance of $160,406 is anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows:  $21,450 represents a fee for overseeing and managing the disposition of the property; $9,000 represents a reimbursement of expenses incurred which were associated with the disposition and $129,956 represents a partial payment of outstanding Asset Management Fees due to BCAMLP.  Annual losses generated by the Operating Partnership, which were applied against the ILP’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the ILPs investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Investment Limited Partner Interest of $18,137 and $179,185 for Series 5 and Series 14, respectively, was realized in the quarter ended March 31, 2004.

In February 2004, Boston Capital Tax Credit Fund I - Series 4 negotiated a sale of its Investment Limited Partner interest in Van Dyck Estates XVI-A, A California LP (Van Dyck Estates XVI-A) to the Operating General Partner for his assumption of the outstanding mortgage balance of $586,229 and proceeds to the ILP of $515,000.  Of the total received, $7,500 was for payment of outstanding reporting fees due to an affiliate of the Investment Partnership, and $507,500 was proceeds from the sale of the interest.  Of the sale proceeds received $360,564 was utilized to repay subordinated loans that had been made by the Investment Partnership to the Operating Partnership.  The remaining sale proceeds totaled $146,936.  Of the proceeds remaining, it is estimated that approximately $56,815 will be distributed to the investors.  Provided that this is the actual amount distributed, the investor per BAC distribution will be $.02.  The total returned to the investors will be distributed based on the number of BACs held by each investor.  The remaining balance of $90,121 is anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows:  $15,450 represents a fee for overseeing and managing the disposition of the property; $9,000 represents a reimbursement of expenses incurred which were associated with the disposition and $65,671 represents a partial payment of outstanding Asset Management Fees due to BCAMLP.  Annual losses generated by the Operating Partnership, which were applied against the ILP’s investment in the Operating Partnership and the subordinated loans to the Operating Partnership, in accordance with the equity method of accounting, had previously reduced the ILP investment in the Operating Partnership to zero and partially offset the loan balance.  Accordingly, a gain on the sale of the Investment Limited Partner Interest of $161,775 was realized in the quarter ended March 31, 2004.

Auburn Trace Limited (Auburn Trace) is a 256 unit property located in Delray Beach, Florida that operated above breakeven in the first quarter of 2005, with 100% occupancy and reduced operating expenses.  The property sustained significant roof damage from the hurricanes that hit Florida in the third quarter of 2004.  Although the property was sufficiently insured, the insurance carrier imposed a large deductible and the Operating General Partner has been approved for a loan from the Small Business Administration at minimal interest to cover the deductible. The proceeds from this loan were received in the second quarter of 2005.  The Investment Limited Partner has begun discussion and preliminary negotiations with the Operating General Partner for disposition of the property after the compliance period ends in December, 2005. As operations have remained stable special disclosure will no longer be reported on this Operating Partnership.  The mortgage and property taxes, property insurance are current.

In October 2004, while attempting to capitalize on the strong California real estate market, the Operating General Partner of Rosenberg Building Associates (Rosenberg Apartments) entered into an agreement to sell the property and the transaction closed in the first quarter of 2005.  As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. After repayment of the outstanding mortgage balance of approximately $1,699,801, and payments of outstanding fees due to the Managing and Operating General Partners of $61,748 and $173,500 respectively, proceeds to the Investment Limited Partners were $1,508,640.  Of the Investment Limited Partner proceeds received: $120,086 represents re-payment of outstanding loans made to the Operating Partnership; and $76,251 represents payment of outstanding investor service fees.  The remaining proceeds of $1,312,303 was paid to the Investment Limited Partnerships, BCTC I Series 4 and Series 6 and BCTC II Series 7 and Series 14, in accordance with their contributions to the Operating Partnership and the terms of the Operating Partnership agreement.  The amount paid to each Series is as follows: Series 4 $138,130, Series 6 $91,034, Series 7 $318,139 and Series 14 $765,000.  Series 4, Series 6, Series 7 and Series 14 will use $43,705, $28,804, $100,662 and $233,948, respectively, of their proceeds to pay outstanding asset management fees due to an affiliate of the Investment Partnership. Of the proceeds remaining, it is estimated that approximately $94,425, $62,230, $217,477 and $531,052, for Series 4, Series 6, Series 7, and Series 14, respectively, will be distributed to the investors.  Provided that this is the actual amount distributed, the investor per BAC distribution will be $.032, $.048, $.210, and $.095, for Series 4, Series 6, Series 7, and Series 14, respectively.  Accordingly, a gain/(loss) on the sale of the Investment Limited Partner Interest of ($645,692), ($348,936), $318,139, and $288,349, for Series 4, Series 6, Series 7, and Series 14, respectively, was realized in the quarter ended March 31, 2005. The loss recorded represented the proceeds received by the ILP, net of their remaining investment balance and their share of the disposition fee.

In the prior fiscal year, Series 4 sold its Investment Partnership interest in Sunneyview II (Stoneridge Hill II) for total proceeds to the Investment Partnership of $212,000.  Of the sale proceeds $175,000 was collected in August 2003 and the balance was collected in October 2003.  Of the proceeds received, $120,000 was distributed to the investors in July 2004, representing a per BAC distribution of $.040. The total returned to the investors was distributed based on the number of BACs held by each investor at the time of the sale.  The remaining proceeds total of $92,000 was paid to Boston Capital

Asset Management Limited Partnership (BCAMLP) for fees and expenses related to the sale and partial repayment of accrued asset management fees.  The breakdown of the amount to be paid to BCAMLP is as follows:  $10,000 represents reimbursement of expenses incurred related to sale, which includes but is not limited to due diligence, legal and mailing costs; $20,000 represents a fee for overseeing and managing the disposition of the property; and $62,000 is to pay down outstanding accrued asset management fees.  Annual losses generated by the Operating Partnership, which were applied against the ILP’s investment in the Operating Partnership and the subordinated loans to the Operating Partnership, in accordance with the equity method of accounting, had previously reduced the ILP investment in the Operating Partnership to zero and partially offset the loan balance.  A gain on the sale of the Investment Limited Partner Interest of $212,000 was realized in the year ended March 31, 2004. In the current fiscal year it was determined that a portion of the gain reported in the prior fiscal year, in the amount of $20,000, was attributable to the fee associated with the sale of the property.  A reduction in the gain on sale of property as of December 31, 2004 was recorded to correct the gain previously reported.

In January 2004, Boston Capital Tax Credit Fund I - Series 4 negotiated a sale of its Investment Limited Partner interest in Fuller Homes Limited Partnership (Fuller Townhomes) for total proceeds to the Investment Partnership of $40,909.  Of the total proceeds received $11,000 will be utilized to repay subordinated loans that had been made by BCAMLP and $16,500 represents payment of outstanding asset management fees.  The remaining proceeds of $13,409 is anticipated to be paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates.   The breakdown of the amount to be paid to BCAMLP is as follows: $9,409 represents partial reimbursement for outstanding advance; and $4,000 represents reimbursement for expenses incurred related to the sale, which includes but it not limited to legal and mailing costs.  Annual losses generated by the Operating Partnership, which were applied against the ILP’s investment in the Operating Partnership, in accordance with the equity method of accounting, had previously reduced the ILP investment in the Operating Partnership to zero.  A gain on the sale of the Investment Limited Partner Interest of $40,909 was realized in the quarter ended March 31, 2004.

In January 2004, Boston Capital Tax Credit Fund I - Series 4 negotiated a sale of its Investment Limited Partner interest in Montana Avenue Townhomes Limited Partnership (Montana Avenue Townhomes) for total proceeds to the Investment Partnership of $59,091.  Of the total proceeds received, $20,625 represents payment of outstanding asset management fees.  The remaining proceeds of $38,466 are anticipated to be paid to BCAMLP for expenses related to the sale and partial reimbursement of amounts payable to affiliates.  The breakdown of the amount to be paid to BCAMLP is as follows: $34,466 represents partial reimbursement for outstanding advances; and $4,000 represents reimbursement for expenses incurred related to the sale, which includes but it not limited to legal and mailing costs.  Annual losses generated by the Operating Partnership, which were applied against the ILP’s investment in the Operating Partnership, in accordance with the equity method of accounting, had previously reduced the ILP investment in the Operating Partnership to zero.  A gain on the sale of the Investment Limited Partner Interest of $59,091 was realized in the quarter ended March 31, 2004.

In March 2004, Boston Capital Tax Credit Fund I - Series 4 negotiated a sale of its Investment Limited Partner interest in Topeka Residential Fund Three L.P. (Highland Village Duplexes) to the Operating General Partner for total proceeds to the Investment Limited Partnership of $14,500.  Of the total received $2,000 actually was for payment of an outstanding reporting fees and $12,500 was proceeds from the sale of the interest.  Of the total proceeds $4,000 is anticipated to be paid to BCAMLP for fees and expenses related to the sale.  Of the proceeds received it is anticipated $8,500 will be distributed to the investors.  Provided that this is the actual amount distributed, the per BAC distribution amount will be $.003.  Annual losses generated by the Operating Partnership, which were applied against the ILP’s investment in the Operating Partnership, in accordance with the equity method of accounting, had previously reduced the ILP investment in the Operating Partnership to zero.  A gain on the sale of the Investment Limited Partner Interest of $12,500 was realized in the quarter ended March 31, 2004.

Clearview Apartments A LP, (Clear View Apartments) is a 24-unit deal located in Monte Vista, Colorado.  At the end of the 2004 occupancy was 79.17% and has increased to 83% through the first quarter of 2005.  The property suffers from lack of rental assistance and a qualified applicant pool.  The current management staff maintains contact with the housing authority as part of its marketing efforts as well as placement of advertising in local papers and distribution of flyers in the area.  The Operating General Partner has entered into discussions with the local Rural Development office to determine if any rental assistance can be transferred to this property.  The property continues to meet is current obligations and anticipates on operating at breakeven for 2005.  The tax credit period for this development expired in December 2004 with no extended use provisions.  The property has adjusted the rents to reflect the change in program participation but is still subjected to RD loan restrictions.  An offer to purchase the Operating General Partner and Investment General Partner interest is before the Operating General Partner at this time.

Pedcor Investments 1988-VI, Limited Partnership (Thompson Village) is a 240-unit property located in Indianapolis, Indiana. Average occupancy through year-end was 89% and the property is operating above breakeven. In the December 2004, the Investment Partnership entered into an Assignment and Assumption Agreement of Partnership Interest to transfer its interest in the Operating Partnership to the Operating General Partner.  The sale of the Investment Limited Partnership’s interest occurred in the first quarter of 2005.  After repayment of the outstanding mortgage balance of approximately $5,235,047 the proceeds to the Investment Limited Partnership were $10, with a net distribution to the investors of zero.  The proceeds of $10 are anticipated to be paid to related entities of BCAMLP for reimbursement for costs incurred during the investment period.  A loss on the transfer of the Investment Limited Partnership of $52,832 representing the proceeds received by the ILP, net of their remaining investment balance was recorded in the quarter ended March 31, 2005.

Landmark Limited Partnership (Landmark Apartments) is a 120-unit family development in Chesapeake, VA.  The property has struggled with occupancy and low rents.  In mid-2003, the Operating General Partner merged the management company with his own office and hired and new director of property management.  Since then, a rent increase has been obtained and occupancy was reported at 97% at the end of the first quarter of 2005. The property ended its compliance period at the end of 2003 and Investment General Partner is working with the operating General Partner to re-syndicate the deal.

Shockoe Hill Associates II, LP, (Shockoe Hill II) is a 64 unit historical-rehab property located in Richmond, VA.  In recent years, occupancy at the property has declined to 81% due in part to the physical condition of the property.  Late in 2004, the Operating General Partner notified the Investment General Partner that 6 LIHTC units were taken off-line due to structural damage caused by termite activity.  At present, work is underway to shore up the structure of the building and rid it of termites.  The Operating General Partner continues to work out a plan to finance the needed repairs.  There is currently no firm timeframe for the completion of repairs and the return to service of the 6 damaged units.  The compliance period for this property ended in 2004.

In March 2005, Boston Capital Tax Credit Fund I - Series 4 (the “ILP”) sold its interest in Greenwood Terrace, Ltd., to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,055,120 and proceeds to the ILP of $42,205. Of the total ILP proceeds received, $5,885 represented payment of outstanding reporting fees due to an affiliate of the ILP.  Of the remaining proceeds, the net distribution to investors is anticipated to be approximately $20,000.  This represents a per BAC distribution of $.007.  The total return to the investor will be distributed based on the number of BACS held by each investor.  The remaining proceeds of $16,320 is anticipated to be paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates.  The breakdown of the amount paid to BCAMLP is as follows:  $3,350 represented a fee for overseeing and managing the disposition of the property; $5,970 represents partial reimbursement for outstanding advances and asset management fees; and $7,000 represented reimbursement for expenses incurred related to the sale, which included but was not limited to legal and mailing costs.   Annual losses generated by the Operating Partnership which were applied against the ILP’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the disposition fee, has been recorded in the amount of $32,970 as of March 31, 2005.

In March 2005, Boston Capital Tax Credit Fund I - Series 4 (the “ILP”) sold its interest in Monticello, Ltd., to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,080,904 and proceeds to the ILP of $43,236. Of the total ILP proceeds received, the net distribution to investors is anticipated to be approximately $20,741.  This represents a per BAC distribution of $.007.  The total return to the investor will be distributed based on the number of BACS held by each investor.  The remaining proceeds of $22,495 is anticipated to be paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates.  The breakdown of the amount paid to BCAMLP is as follows:  $3,350 represented a fee for overseeing and managing the disposition of the property; $12,145 represents partial reimbursement for outstanding advances and asset management fees; and $7,000 represented reimbursement for expenses incurred related to the sale, which included but was not limited to legal and mailing costs.   Annual losses generated by the Operating Partnership which were applied against the ILP’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the disposition fee, has been recorded in the amount of $39,886 as of March 31, 2005.

In January 2005, Boston Capital Tax Credit Fund I - Series 3 and Series 4 and Boston Capital Tax Credit Fund II - Series 7 (the “ILP”) sold its Investment Limited Partner interest in Bowditch School L.P. to the Operating General Partner for his assumption of the outstanding mortgage balance of $3,053,108 and proceeds to the ILP of $1. The ILP proceeds actually represented a partial payment of outstanding reporting fees due to an affiliate of the ILP and as such have not been recorded as proceeds from the sale of the Operating Partnership.  Annual losses generated by the Operating Partnership which were applied against the ILP’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the ILP investment in the Operating Partnership to zero.  Accordingly no gain or loss on the sale of the Investment Limited Partner Interest has been recorded.

(Series 5). As of March 31, 2005 and 2004, the Qualified Occupancy for the Series was 100%.  The Series had a total of 4 properties at March 31, 2005, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2004 and 2003, the Series, in total, generated $15,294 and $42,198, respectively, in passive income tax losses that were passed through to the investors, and also provided $0.05 in tax credits per BAC to the investors for both years.

For the years ended December 31, 2004 and 2003 Series 5 reflects net loss from Operating Partnerships of $(449,665) and $(749,852), respectively, which includes depreciation and amortization of $478,587 and $468,600, respectively. Operations in the prior year were negatively impacted by the operations at Annadale Housing Partners, which were improved and stabilized in 2004.

TKO Investment Properties V (Heather Ridge Apartments) is a 56-unit family property located in Redding, California.  Average occupancy in 2004 was 99%, improving to 100% for the first quarter of 2005; however, the audited financial statements show that the property operated below break-even. Expenses were in line with state averages, but the property carries high debt service.  The property implemented a minimal rent increase in June 2004, but this had little impact on operations.  To meet operating expenses and fund interior and exterior repairs, the Operating General Partner (also the Management Agent) continues to accrue management fees.   During the second quarter, operations improved slightly, with occupancy at 100%, reduced maintenance and operating expenses, and operations above break-even. Tax, insurance, and mortgage payments are all current. The Investment General Partner will continue to monitor the property and will discuss refinancing and another rent increase with the Operating General Partner.  Finally, the compliance period ended in December, 2004 and disposition of the Investment General Partner interest will be pursued.

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

(Series 6).  As of March 31, 2005 and 2004, the Qualified Occupancy for the series was 100%.  The Series had a total of 10 properties at March 31, 2005, all of which were at 100% qualified occupancy.

For the tax year ended December 31, 2004 and 2003, the Series, in total, generated $635,487 and $514,158, respectively, in passive income tax losses that were passed through to the investors, and also provided $0.02 in tax credits per BAC to the investors for both years.

For the years ended December 31, 2004 and 2003 Series 6 reflects net income (loss) from Operating Partnerships of $1,247,753 and $(1,098,540), respectively, which includes depreciation and amortization of $1,667,531 and $1,894,493, respectively.  Operations in the current year were impacted by the sale of the operating partnership Columbia Park, which are discussed below.

Socorro Properties, Limited Partnership, (Los Pueblos Apartments) located in Socorro, New Mexico operated below breakeven throughout 2004 and the first quarter of 2005. The primary reason for its negative cash flow is low occupancy, which averaged 80.5% for 2004 and 79% for the first quarter of 2005. In July 2004, the on-site manager was replaced.  The new manager did not perform as anticipated and was terminated in December 2004.  The management company allocated extra personnel to the property during the new manager search.  A new on-site manager was hired in the first quarter of 2005 and occupancy had improved to 94% by the end of March 2005.    The Investment General Partner will continue to monitor the Operating Partnership on a monthly basis until it is able to stabilize occupancy and operate above breakeven.

The Operating General Partner of Sherburne Housing Redevelopment Company, (Sherburne Senior Housing) negotiated a sale of his Operating General Partner interest.  In addition to the transfer of Operating General Partner interest, an exit strategy has been put in place that will allow for the sale of the Investment Limited Partner interest to the new Operating General Partner at the end of the 15-year tax credit compliance period in December 2004. In January of 2005, Boston Capital Tax Credit Fund I - Series 6 (the “ILP”) sold its interest in Sherburne Senior Housing to the new Operating General Partner for his assumption of the outstanding mortgage balance of $1,280,504 and proceeds of $17,301.  Of this amount, the net distribution to the investors will be approximately $10,000.  This represents a per BAC distribution of $.008.  The total return to the investor will be distributed based on the number of BACs held by each investor.   The remaining proceeds of $7,301 is anticipated to be paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates.  Annual losses generated by the Operating Partnership which were applied against the ILP’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the disposition fee, has been recorded in the amount of $17,301 as of March 31, 2005.

Auburn Trace Limited (Auburn Trace) is a 256 unit property located in Delray Beach, Florida that operated above breakeven in the first quarter of 2005, significant roof damage from the hurricanes that hit Florida in the third quarter of 2004.  Although the property was sufficiently insured, the insurance carrier imposed a large deductible.  the Operating General Partner has been approved for a loan from the Small Business Administration at minimal interest to cover the deductible. The proceeds from this loan were received in the second quarter of 2005.  The Investment Limited Partner has begun discussion and preliminary negotiations with the General Partner for disposition of the property after the compliance period ends in December 2005. As operations have remained stable special disclosure will no longer be reported on this Operating Partnership.  The mortgage, property taxes, and insurance are current.

In December 2004, Boston Capital Tax Credit Fund I - Series 6 “The ILP” sold the Investment Limited Partner interest in Eldon Estates Limited Partnership to the Operating General Partner for his assumption of the outstanding mortgage balance of $542,524 and proceeds to the ILP of $16,276.  Of the total received after payment of the mortgage, $5,000 represents payment of outstanding reporting fees.  The remaining proceeds of $11,276 is anticipated to be paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates.  The breakdown of the amount to be paid to BCAMLP is as follows: $163 represents a fee for overseeing and managing the disposition of the property; $9,113 represents partial reimbursement for outstanding asset management fees; and $2,000 represents reimbursement for expenses incurred related to the sale, which includes but is not limited to legal and mailing costs.  Annual losses generated by the Operating Partnership, which were applied against the ILP’s investment in the Operating Partnership, in accordance with the equity method of accounting, had previously reduced the ILP investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the disposition fee, has been recorded in the amount of $11,113 as of December 31, 2004.

In December 2004, Boston Capital Tax Credit Fund I - Series 6 sold the Investment Limited Partner interest in Warrensburg Properties Limited Partnership to the Operating General Partner for his assumption of the outstanding mortgage balance of $559,159 and proceeds to the ILP of $16,775.  Of the total received after payment of the mortgage, $5,000 represents payment of outstanding reporting fees.  The remaining proceeds of $11,775 is anticipated to be paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates.  The breakdown of the amount to be paid to BCAMLP is as follows:  $168 represents a fee for overseeing and managing the disposition of the property; $9,607 represents partial reimbursement for outstanding asset management fees; and $2,000 represents reimbursement for expenses incurred related to the sale, which includes but is not limited to legal and mailing costs.   Annual losses generated by the Operating Partnership, which were applied against the ILP’s investment in the Operating Partnership, in accordance with the equity method of accounting, had previously reduced the ILP investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the disposition fee, has been recorded in the amount of $11,607 as of December 31, 2004.

In July 2004, the Operating General Partner of Columbia Park Associates entered into an agreement to sell the property and the transaction closed in December 2004.  As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken.  After repayment of the outstanding mortgage balances of approximately $1,397,779, the proceeds to the ILP were $2,738,413.  Of the total received after payment of the mortgage, $5,000 represents payment of outstanding reporting fees.  Of the remaining proceeds, $354,481 is anticipated to be paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates.  The breakdown of the amount to be paid to BCAMLP is as follows: $65,000 represents a fee for overseeing and managing the disposition of the property; $280,481 represents partial reimbursement for outstanding asset management fees; and $9,000 represents reimbursement for expenses incurred related to the sale, which includes but is not limited to legal and mailing costs.  Of the proceeds received it is anticipated $2,378,932 will be distributed to the investors.  Provided that this is the actual amount distributed, the per BAC distribution amount will be $1.826.  A loss on the sale of the Investment Limited Partnership of $671,784 representing the proceeds received by the ILP, net of their remaining investment balance and their share of the disposition fee was recorded in the quarter ended December 31, 2004.

In December 2004, BCTC Fund I - Series 6 (the “ILP”) negotiated the sale of its Investment Limited Partner interest in Holland West Limited Partnership to the Operating General Partner.  The sale of the ILP’s interest is expected to occur in the third quarter of 2005. After repayment of the outstanding mortgage balances of approximately $1,664,604, the proceeds to the ILP are estimated to be $1,044,201.  Of the proceeds anticipated, $7,500 is for the payment of outstanding reporting fees and $1,036,701 is the estimated payment for the sale of the ILP’s interest. It is estimated that $656,816 will be distributed to the investors.  Provided this is the actual amount distributed, the investor per BAC distribution will be $.504.  The total returned to the investors will be distributed based on the number of BACs held by each investor.  The remaining proceeds of $379,885 are anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates.  The breakdown of amount paid to BCAMLP is as follows: $48,171 for overseeing and managing the disposition of the property; $60,835 represents a reimbursement of estimated expenses incurred in connection with the disposition and $270,879 represents payment of outstanding Asset Management Fees due to BCAMLP.

In October 2004, while attempting to capitalize on the strong California real estate market, the Operating General Partner of Rosenberg Building Associates (Rosenberg Apartments) entered into an agreement to sell the property and the transaction closed in the first quarter of 2005.  As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. After repayment of the outstanding mortgage balance of approximately $1,699,801, and payments of outstanding fees due to the Managing and Operating General Partners of $61,748 and $173,500 respectively, proceeds to the Investment Limited Partners were $1,508,640.  Of the Investment Limited Partner proceeds received: $120,086 represents re-payment of outstanding loans made to the Operating Partnership; and $76,251 represents payment of outstanding investor service fees.  The remaining proceeds of $1,312,303 was paid to the Investment Limited Partnerships, BCTC I Series 4 and Series 6 and BCTC II Series 7 and Series 14, in accordance with their contributions to the Operating Partnership and the terms of the Operating Partnership agreement.  The amount paid to each Series is as follows: Series 4 $138,130, Series 6 $91,034, Series 7 $318,139 and Series 14 $765,000.  Series 4, Series 6, Series 7 and Series 14 will use $43,705, $28,804, $100,662 and $233,948, respectively, of their proceeds to pay outstanding asset management fees due to an affiliate of the Investment Partnership. Of the proceeds remaining, it is estimated that approximately $94,425, $62,230, $217,477 and $531,052, for Series 4, Series 6, Series 7, and Series 14, respectively, will be distributed to the investors.  Provided that this is the actual amount distributed, the investor per BAC distribution will be $.032, $.048, $.210, and $.095, for Series 4, Series 6, Series 7, and Series 14, respectively.  A gain/(loss) on the sale of the Investment Limited Partner Interest of ($645,692), ($348,936), $318,139, and $288,349, for Series 4, Series 6, Series 7, and Series 14, respectively, was realized in the quarter ended March 31, 2005. The loss recorded represented the proceeds received by the ILPs, net of their remaining investment balance and their share of the disposition fee.

Contractual Obligations

As of March 31, 2005, the Partnership has the following contractual obligations (payments due by period):

Obligation	Total	<1 year		1-3 years	3-5 years	> 5 years
Asset Management Fees Payable to Affiliates	$10,670,908	$10,670,908	*	—	—	—

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

Recent Accounting Pronouncements

As of March 31, 2004, the partnership adopted FASB Interpretation No. 46 - Revised (“FIN46R”), “Consolidation of Variable Interest Entities.”  FIN 46R provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity (“VIE’’) in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entity’s expected losses, the majority of the expected returns, or both.

Based on the guidance of FIN 46R, the operating limited partnerships in which the partnership invests in meet the definition of a VIE.  However, management does not consolidate the partnership’s interests in these VIEs under FIN 46R, as it is not considered to be the primary beneficiary.  The partnership currently records the amount of its investment in these partnerships as an asset in the balance sheets, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in the financial statements.

The partnership’s balance in investment in operating limited partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss.  The partnership’s exposure to loss on these partnerships is mitigated by the condition and financial performance of the underlying properties as well as the strength of the local general partners and their guarantee against credit recapture.

Exceptions to Certifications

The financial statements are presented as unaudited in the Form 10-K as of March 31, 2005 and 2004 and for the three years ended March 31, 2005 as the Report of the Independent Registered Public Accounting Firm could not be filed within the prescribed time period because the issuer was not able to obtain audit opinions which refer to the auditing standards of the Public Company Accounting Oversight Board (United States) (PCAOB) of property partnerships, in which the issuer holds noncontrolling limited partner interests. The non-affiliated local operating partnership general partners engage the accountants auditing each local operating partnership.

Historically, the audits, and the reports thereon, of the local operating partnerships were performed in accordance with Generally Accepted Auditing Standards (GAAS).

On May 11, 2005 draft guidance was issued by the Public Company Accounting Oversight Board which was confirmed on June 24, 2005 by the AICPA Center for Public Company Audit Firms, that clearly establishes the requirement for the audit reports of the operating partnerships of a Public Fund to refer to the auditing standards of the PCAOB.

The audits of the operating partnerships were performed primarily during the months of January and February and refer to Generally Accepted Auditing Standards.  We have all appropriate originally signed opinions from the operating partnerships, however, they do not refer to the auditing standards of the Public Company Accounting Oversight Board.

Our independent registered public accounting firm has performed an audit of the registrant but cannot issue an opinion in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Therefore, we are filing our 10-K as “UNAUDITED” as it is without an audit opinion.

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

(b)   Changes in Internal Controls
There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2005 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

John P. Manning, age 56, is co-founder, and since 1974 has been the President and Chief Executive Officer of Boston Capital Corporation. As founding CEO of Boston Capital, Mr. Manning’s primary responsibilities include strategic planning, business development and the continued oversight of new opportunities. In addition to his responsibilities at Boston Capital Corporation, Mr. Manning is a proactive leader in the multifamily real estate industry. He served in 1990 as a member of the Mitchell-Danforth Task Force, which reviewed and suggested reforms to the Low Income Housing Tax Credit program. He was the founding President of the Affordable Housing Tax Credit Coalition and is a former member of the board of the National Leased Housing Association. During the 1980s, he served as a member of the Massachusetts Housing Policy Committee as an appointee of the Governor of Massachusetts. In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee on the critical role of the private sector in the success of the Low Income Housing Tax Credit. In 1996, President Clinton appointed him to the President’s Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts. In 1998, President Clinton appointed Mr. Manning to the President’s Export Council, the premiere committee comprised of major corporate CEOs that advise the President on matters of foreign trade and commerce. In 2003, he was appointed by Boston Mayor Tom Menino to the Mayors Advisory Panel on Housing. Mr. Manning sits on the Board of Directors of the John F. Kennedy Presidential Library in Boston where he serves as Chairman of the Distinguished Visitors Program. He also on the Board of Directors of the Beth Israel Deaconess Medical Center in Boston. Mr. Manning is a graduate of Boston College.

Mr. Manning is the managing member of Boston Associates. Mr. Manning is also the principal of Boston Capital Corporation. While Boston Capital is not a direct subsidiary of Boston Capital Corporation, each of the entities is under the common control of Mr. Manning.

Richard J. DeAgazio, age  60, has been the Executive Vice President of Boston Capital Corporation, and President of Boston Capital Securities, Inc., Boston Capital’s NASD registered broker/dealer since 1981. Mr. DeAgazio formerly served on the national Board of Governors of the National Association of Securities Dealers (NASD). He recently served as a member of the National Adjudicatory Council of the NASD. He was the Vice Chairman of the NASD’s District 11 Committee, and served as Chairman of the NASD’s Statutory Disqualification Subcommittee of the National Business Conduct Committee. He also served on the NASD State Liaison Committee, the Direct Participation Program Committee and as Chairman of the Nominating Committee. He is a past President of the Real Estate Securities and Syndication Institute and a founder and past President of the National Real Estate Investment Association, past President of the Real Estate Securities and Syndication Institute (Massachusetts Chapter). Prior to joining Boston Capital in 1981, Mr. DeAgazio was the Senior Vice President and Director of the Brokerage Division of

Dresdner Securities (USA), Inc., an international investment banking firm owned by four major European banks, and was a Vice President of Burgess &Leith/Advest. He has been a member of the Boston Stock Exchange since 1967. He is on the Board of Directors of Cognistar Corporation. He is a leader in the community and serves on the Board of Trustees for Bunker Hill Community College, the Business Leaders Council of the Boston Symphony, Board of Trustees of Junior Achievement of Northern New England, the Board of Advisors for the Ron Burton Training Village and is on the Board of Corporators of Northeastern University. He graduated from Northeastern University.

Jeffrey H. Goldstein, age 43, is Chief Operating Officer and has been the Director of Real Estate of Boston Capital Corporation since 1996. He directs Boston Capital Corporation’s comprehensive real estate services, which include all aspects of origination, underwriting, due diligence and acquisition. As COO, Mr. Goldstein is responsible for the financial and operational areas of Boston Capital Corporation and assists in the design and implementation of business development and strategic planning objectives. Mr. Goldstein previously served as the Director of the Asset Management division as well as the head of the dispositions and troubled assets group. Utilizing his 16 years experience in the real estate syndication and development industry, Mr. Goldstein has been instrumental in the diversification and expansion of Boston Capital Corporation’s businesses. Prior to joining Boston Capital Corporation in 1990, Mr. Goldstein was Manager of Finance for A.J. Lane & Co., where he was responsible for placing debt on all new construction projects and debt structure for existing apartment properties. Prior to that, he served as Manager for Homeowner Financial Services, a financial consulting firm for residential and commercial properties, and worked as an analyst responsible for budgeting and forecasting for the New York City Council Finance Division. He graduated from the University of Colorado and received his MBA from Northeastern University.

Kevin P. Costello, age 58, is Executive Vice President and has been the Director of Institutional Investing of Boston Capital Corporation since 1992 and serves on the firm’s Executive Committee. He is responsible for all corporate investment activity and has spent over 20 years in the real estate syndication and investment business. Mr. Costello’s prior responsibilities at Boston Capital Corporation have involved the management of the Acquisitions Department and the structuring and distribution of conventional and tax credit private placements. Prior to joining Boston Capital Corporation in 1987, he held positions with First Winthrop, Reynolds Securities and Bache & Company. Mr. Costello graduated from Stonehill College and received his MBA with honors from Rutgers’ Graduate School of Business Administration.

Marc N. Teal, age 41, has been Chief Financial Officer of Boston Capital Corporation since May 2003. Mr. Teal previously served as Senior Vice President and Director of Accounting and prior to that served as Vice President of Partnership Accounting. He has been with Boston Capital Corporation since 1990. In his current role as CFO he oversees all of the accounting, financial reporting, SEC reporting, budgeting, audit, tax and compliance for Boston Capital, its affiliated entities and all Boston Capital sponsored programs. Additionally, Mr. Teal is responsible for maintaining all banking and borrowing relationships of Boston Capital Corporation and treasury management of all working capital reserves.  He also oversees Boston Capital’s information and technology areas, including the strategic planning. Prior to joining Boston Capital in 1990, Mr. Teal was a Senior Accountant for Cabot, Cabot & Forbes, a multifaceted real estate company, and prior to that was a Senior Accountant for Liberty Real Estate Corp. He received a Bachelor of Science Accountancy from Bentley College and a Masters in Finance from Suffolk University.

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

Item 11.                  Executive Compensation

(a), (b), (c), (d) and (e)

The Partnership has no officers or directors.  However, under the terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Partnership, the Partnership has paid or accrued obligations to the General Partner and its affiliates for the following fees during the 2005 fiscal year:

1.             An annual partnership management fee based on 0.375% of the aggregate cost of all apartment complexes acquired by the Operating Partnerships has been accrued as payable to Boston Capital Asset Management Limited Partnership.  The annual partnership management fee accrued during the year ended March 31, 2005 was $781,725.  Accrued fees are payable without interest as sufficient funds become available.

2.             The Partnership has reimbursed affiliates of the General Partner a total of $97,582 for amounts charged to operations during the year ended March 31, 2005.  The partnership has accrued as payable to affiliates of the General Partner a total of $34,895 for amounts charges to operations during the year ended March 31, 2005.  The reimbursement includes, but may not be limited to postage, printing, travel, and overhead allocations.

3.             During the year ended March 31, 2005, the partnerhsip paid a sales preparation fee to Boston Capital Asset Management Limited Partnership in connection with the sale of certain operating limited partnerships.  During the year ended March 31, 2005, the amount incurred was $93,531.

Item 12.                  Security Ownership of Certain Beneficial Owners and Management

(a)           Security ownership of certain beneficial owners.

As of March 31, 2005, 9,800,600 BACs had been issued.  The following Series are know to have one investor with holdings in excess of 5% of the total outstanding BACs in the series.

Series	% of BACs held
Series 3	8.71%
Series 4	9.70%
Series 5	8.84%
Series 6	16.56%

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

The Partnership has no officers or directors.  However, under the terms of the public offering, various kinds of compensation and fees are payable to the General Partner and its Affiliates during the organization and operation of the Partnership.  Additionally, the General Partner will receive distributions from the partnership if there is cash available for distribution or residual proceeds as defined in the Partnership Agreement.  The amounts and kinds of compensation and fees are described on pages 32 to 33 of the Prospectus under the caption “Compensation and Fees”, which is incorporated herein by reference.  See Note B of Notes to Financial Statements in Item 15 of this Annual Report on Form  10-K for amounts accrued or paid to the General Partner and its affiliates during the period from April 1, 1996 through March 31, 2005.

(b)           Certain business relationships.

The Partnership response to Item 13(a) is incorporated herein by reference.

(c)           Indebtedness of management.

None.

(d)           Transactions with promoters.

Not applicable.

Item 14.                 Principal Accountant Fees and Services

Fees paid to the Fund’s independent auditors for Fiscal year 2005 were comprised of the following

Fee Type	Ser. 1	Ser. 2	Ser. 3	Ser. 4	Ser. 5	Ser. 6
Audit Fees	$8,420	$6,630	$9,460	$10,450	$5,510	$8,420

Audit Related Fees	750	750	750	750	750	750

Tax Fees	4,670	3,020	7,145	5,875	2,525	4,175

All Other Fees	—	—	—	—	—	—

Total	$13,840	$10,400	$17,355	$17,075	$8,785	$13,345

Fees paid to the Fund’s independent auditors for Fiscal year 2004 were comprised of the following

Fee Type	Ser. 1	Ser. 2	Ser. 3	Ser. 4	Ser. 5	Ser. 6
Audit Fees	$8,100	$6,375	$9,100	$10,050	$5,300	$8,100

Audit Related Fees	300	300	300	300	300	300

Tax Fees	4,460	2,481	6,600	5,280	2,000	3,636

All Other Fees	—	—	—	—	—	—

Total	$12,860	$9,156	$16,000	$15,630	$7,600	$12,036

Audit Committee

The Fund has no Audit Committee. All audit services and any permitted non-audit services performed by the Fund’s independent auditors are pre-approved by C&M Management, Inc.

PART IV

Item 15.                  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  1.      Financial Statements

Boston Capital Tax Credit Fund Limited Partnership

Filed herein as Exhibit 13 - (UNAUDITED)

Balance Sheets, March 31, 2005 and 2004

Statements of Operations, Years ended March 31, 2005, 2004 and 2003

Statements of Changes in Partners’ Capital, Years ended March 31, 2005, 2004, and 2003

Statements of Cash Flows, Years ended March 31, 2005, 2004 and 2003

Notes to Financial Statements, Years ended March 31, 2005, 2004 and 2003

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

Schedule III - Real Estate and Accumulated Depreciation

Notes to Schedule III

Schedule III and Notes to Schedule III filed herein as part of Exhibit 13 - (UNAUDITED)

Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes hereto.

(b)   1.     Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended March 31, 2005.

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

Exhibit No. 13 - Financial Statement of Boston Capital Tax Credit Fund Limited Partnership, filed herein - (UNAUDITED)

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

Boston Capital Tax Credit Fund Limited Partnership

	By:	Boston Capital Associates Limited Partnership, General Partner

	By:	BCA Associates Limited Partnership, General Partner

	By:	C&M Management, Inc., General Partner

Date: July 14, 2005	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

July 14, 2005	/s/ John P. Manning	Director, President
	John P. Manning	(Principal Executive Officer), C&M Management Inc.; Director, President (Principal Executive Officer) BCTC Assignor Corp.

DATE:	SIGNATURE:	TITLE:

July 14, 2005	/s/ Marc N. Teal	Chief Financial Officer
	Marc N. Teal	(Principal Financial and Accounting Officer), C&M Management Inc; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC Assignor Corp.