Form 10-Q
period 2005-06-30
BOSTON CAPITAL TAX CREDIT FUND LTD PARTNERSHIP
filed 2005-08-22
CIK 835095

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended June 30, 2005

                                             or

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

Yes	X	No	_

Indicate by check mark whether the registrant is an accelarated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	_X

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	_X

BOSTON CAPITAL TAX CREDIT FUND LIMITED PARTNERSHIP

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2005

TABLE OF CONTENTS
FOR THE QUARTER ENDED JUNE 30, 2005

Balance Sheets 4

Balance Sheets Series 1 5

Balance Sheets Series 2 6

Balance Sheets Series 3 7

Balance Sheets Series 4 8

Balance Sheets Series 5 9

Balance Sheets Series 6 10

Statements of Operations three months 11

Three Months Operations Series 1 *

Three Months Operations Series 2 *

Three Months Operations Series 3 *

Three Months Operations Series 4 15

Three Months Operations Series 5 16

Three Months Operations Series 6 17

STATEMENTS OF CHANGES IN PARTNERS CAPITAL 18

Partners Capital Series 1 19

Partners Capital Series 2 19

Partners Capital Series 3 20

Partners Capital Series 4 20

Partners Capital Series 5 21

Partners Capital Series 6 21

Statements of Cash Flows 22

Cash Flows Series 1 *

Cash Flows Series 2 24

Cash Flows Series 3 25

Cash Flows Series 4 26

Cash Flows Series 5 27

Cash Flows Series 6 28

BOSTON CAPITAL TAX CREDIT FUND LIMITED PARTNERSHIP

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2005

TABLE OF CONTENTS (CONTINUED)

Notes to Financial Statements *

Note A Organization 29

Note B Accounting *

Note C Related Party Transactions 30

Note D Investments 32

Statement of operation

Combined Statements Series 1 33

Combined Statements_Series 2 34

Combined Statements Series 3 35

Combined Statements Series 4 36

Combined Statements Series 5 37

Combined Statements Series 6 38

Note E Taxable Loss 39

Liquidity 40

Capital Resources 40

Results of Operations 41

Principal_Accounting_Policies 61

Quantitative_and_Qualitative 62

Controls_and_Procedures 62

Part II Other Information 63

Signatures 64

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

	June 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	4,016,351	3,859,352
Other assets	9,460	697,782

	$ 4,025,811	$ 4,557,134

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	11,415,818	11,921,520

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 9,800,600 issued and outstanding	(6,483,327)	(6,457,962)
General Partner	(906,680)	(906,424)
	(7,390,007)	(7,364,386)
	$ 4,025,811	$ 4,557,134

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 1

	June 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	131,393	71,069
Other assets	-	144,183

	$ 131,393	$ 215,252

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	2,581,180	2,601,652

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 1,299,900 issued and outstanding	(2,312,065)	(2,249,312)
General Partner	(137,722)	(137,088)
	(2,449,787)	(2,386,400)
	$ 131,393	$ 215,252

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 2

	June 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	453,223	535,504
Other assets	9,254	159,254

	$ 462,477	$ 694,758

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	761,952	1,202,089

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 830,300 issued and outstanding	(227,138)	(432,915)
General Partner	(72,337)	(74,416)
	(299,475)	(507,331)
	$ 462,477	$ 694,758

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 3

	June 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	553,769	431,862
Other assets	-	285,634

	$ 553,769	$ 717,496

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	3,087,490	3,178,938

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 2,882,200 issued and outstanding	(2,272,401)	(2,200,845)
General Partner	(261,320)	(260,597)
	(2,533,721)	(2,461,442)
	$ 553,769	$ 717,496

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 4

	June 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	254,792	215,822
Other assets	206	85,647

	$ 254,998	$ 301,469

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	2,898,004	2,884,971

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 2,995,300 issued and outstanding	(2,357,671)	(2,298,762)
General Partner	(285,335)	(284,740)
	(2,643,006)	(2,583,502)
	$ 254,998	$ 301,469

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 5

	June 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	50,210	52,994
Other assets	-	-

	$ 50,210	$ 52,994

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	378,072	369,780

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 489,900 issued and outstanding	(282,833)	(271,868)
General Partner	(45,029)	(44,918)
	(327,862)	(316,786)
	$ 50,210	$ 52,994

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 6

	June 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	2,572,964	2,552,101
Other assets	-	23,064

	$ 2,572,964	$ 2,575,165

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	1,709,120	1,684,090

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 1,303,000 issued and outstanding	968,781	995,740
General Partner	(104,937)	(104,665)
	863,844	891,075
	$ 2,572,964	$ 2,575,165

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

	2005		2004

Income
Interest income	$ 4,939		$ 4,092
Miscellaneous income	-		9,982
	4,939		14,074

Share of income (loss) from Operating Partnerships(Note D)	223,779	*	(73,340)

Expenses
Professional fees	25,570		18,337
Partnership management fees (Note C)	135,981		180,232
General and administrative fees	92,788		50,142
	254,339		248,711

NET INCOME/(LOSS)	$ (25,621)		$ (307,977)

Net income (loss) allocated to assignees	$ (25,365)		$ (304,897)

Net income (loss) allocated to general partner	$ (256)		$ (3,080)

Net income (loss) per BAC	$ (.00)		$ (.14)

* Includes gain on sale of operating limited partnership of $223,779 for Series 2.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 1

	2005	2004

Income
Interest income	$ 165	$ 58
Miscellaneous income	-	-
	165	58

Share of income (loss) from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	4,321	3,345
Partnership management fees (Note C)	30,359	38,426
General and administrative fees	28,872	1,892
	63,552	43,663

NET INCOME/(LOSS)	$ (63,387)	$ (43,605)

Net income (loss) allocated to assignees	$ (62,753)	$ (43,169)

Net income (loss) allocated to general partner	$ (634)	$ (436)

Net income (loss) per BAC	$ (.05)	$ (.03)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 2

	2005	2004

Income
Interest income	$ 580	$ 6
Miscellaneous income	-	150
	580	156

Share of income (loss) from Operating Partnerships(Note D)	223,779*	2,923

Expenses
Professional fees	3,058	1,856
Partnership management fees	6,349	13,436
General and administrative fees	7,096	1,196
	16,503	16,488

NET INCOME/(LOSS)	$ 207,856	$ (13,409)

Net income (loss) allocated to assignees	$ 205,777	$ (13,275)

Net income (loss) allocated to general partner	$ 2,079	$ (134)

Net income (loss) per BAC	$ .25	$ (.02)

* Includes gain on sale of operating limited partnership of $223,779.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 3

	2005	2004

Income
Interest income	$ 903	$ 3,172
Miscellaneous income	-	8,901
	903	12,073

Share of income (loss) from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	6,260	4,950
Partnership management fees (Note C)	29,501	42,472
General and administrative expenses	37,421	12,249
	73,182	59,671

NET INCOME/(LOSS)	$ (72,279)	$ (47,598)

Net income (loss) allocated to assignees	$ (71,556)	$ (47,122)

Net income (loss) allocated to general partner	$ (723)	$ (476)

Net income (loss) per BAC	$ (.02)	$ (.02)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 4

	2005	2004

Income
Interest income	$ 481	$ 688
Miscellaneous income	-	-
	481	688

Share of income (loss) from Operating Partnerships(Note D)	-	(113,586)

Expenses
Professional fees	5,312	3,960
Partnership management fees (Note C)	37,479	44,276
General and administrative fees	17,194	32,958
	59,985	81,194

NET INCOME/(LOSS)	$ (59,504)	$ (194,092)

Net income (loss) allocated to assignees	$ (58,909)	$ (192,151)

Net income (loss) allocated to general partner	$ (595)	$ (1,941)

Net income (loss) per BAC	$ (.02)	$ (.06)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 5

	2005	2004

Income
Interest income	$ 56	$ 67
Miscellaneous income	-	-
	56	67

Share of income (loss) from Operating Partnerships(Note D)	-	9,301

Expenses
Professional fees	2,670	1,500
Partnership management fees (Note C)	7,387	7,681
General and administrative fees	1,075	752
	11,132	9,933

NET INCOME/(LOSS)	$ (11,076)	$ (565)

Net income (loss) allocated to assignees	$ (10,965)	$ (559)

Net income (loss) allocated to general partner	$ (111)	$ (6)

Net income (loss) per BAC	$ (.02)	$ (.00)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 6

	2005	2004

Income
Interest income	$ 2,754	$ 101
Miscellaneous income	-	931
	2,754	1,032

Share of income (loss) from Operating Partnerships(Note D)	-	28,022

Expenses
Professional fees	3,949	2,726
Partnership management fees (Note C)	24,906	33,941
General and administrative expenses	1,130	1,095
	29,985	37,762

NET INCOME/(LOSS)	$ (27,231)	$ (8,708)

Net income (loss) allocated to assignees	$ (26,959)	$ (8,621)

Net income (loss) allocated to general partner	$ (272)	$ (87)

Net income (loss) per BAC	$ (.02)	$ (.01)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three Months Ended June 30,
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2005	$ (6,457,962)	$ (906,424)	$(7,364,386)

Distributions	-	-	-

Net income (loss)	(25,365)	(256)	(25,621)

Partners' capital (deficit), June 30, 2005	$(6,483,327)	$ (906,680)	$(7,390,007)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three Months Ended June 30,
(Unaudited)

	Assignees	General Partner	Total
Series 1
Partners' capital (deficit) April 1, 2005	$(2,249,312)	$ (137,088)	$(2,386,400)

Distributions	-	-	-

Net income (loss)	(62,753)	(634)	(63,387)

Partners' capital (deficit) June 30, 2005	$(2,312,065)	$ (137,722)	$(2,449,787)

Series 2
Partners' capital (deficit) April 1, 2005	$ (432,915)	$ (74,416)	$ (507,331)

Distributions	-	-	-

Net income (loss)	205,777	2,079	207,856

Partners' capital (deficit) June 30, 2005	$ (227,138)	$ (72,337)	$ (299,475)

The accompanying notes are an integral part of these statements.

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three Months Ended June 30,
(Unaudited)

	Assignees	General Partner	Total
Series 3
Partners' capital (deficit) April 1, 2005	$(2,200,845)	$ (260,597)	$(2,461,442)

Distributions	-	-	-

Net income (loss)	(71,556)	(723)	(72,279)

Partners' capital (deficit) June 30, 2005	$(2,272,401)	$ (261,320)	$(2,533,721)

Series 4
Partners' capital (deficit) April 1, 2005	$ (2,298,762)	$ (284,740)	$ (2,583,502)

Distributions	-	-	-

Net income (loss)	(58,909)	(595)	(59,504)

Partners' capital (deficit), June 30, 2005	$ (2,357,671)	$ (285,335)	$ (2,643,006)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three Months Ended June 30,
(Unaudited)

	Assignees	General Partner	Total
Series 5
Partners' capital (deficit) April 1, 2005	$ (271,868)	$ (44,918)	$ (316,786)

Distributions	-	-	-

Net income (loss)	(10,965)	(111)	(11,076)

Partners' capital (deficit), June 30, 2005	$ (282,833)	$ (45,029)	$ (327,862)

Series 6
Partners' capital (deficit) April 1, 2005	$ 995,740	$ (104,665)	$ 891,075

Distributions	-	-	-

Net income (loss)	(26,959)	(272)	(27,231)

Partners' capital (deficit), June 30, 2005	$ 968,781	$ (104,937)	$ 863,844

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS
Three Months Ended June 30,
(Unaudited)

	2005	2004
Cash flows from operating activities:

Net Income (Loss)	$(25,621)	$ (307,977)
Adjustments
Distributions from Operating Partnerships	-	13,765
Amortization	-	-
Share of (Income) Loss from Operating Partnerships	(223,779)	73,340
Changes in assets and liabilities
Increase (Decrease) in accounts payable affiliates	(505,701)	169,750
Decrease (Increase) in other assets	150,000	(25,000)

Net cash (used in) provided by operating activities	(605,101)	(76,122)

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	762,100	-

Net cash (used in) provided by investing activity	762,100	-

Cash flows from financing activity:

Distributions	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	156,999	(76,122)

Cash and cash equivalents, beginning	3,859,352	2,321,739

Cash and cash equivalents, ending	$ 4,016,351	$ 2,245,617

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 1

	2005	2004
Cash flows from operating activities:

Net Income (Loss)	$ (63,387)	$ (43,605)
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	-	-
Share of (Income) Loss from Operating Partnerships	-	-
Changes in assets and liabilities
Increase (Decrease) in accounts payable affiliates	(20,472)	42,553
Decrease (Increase) in other assets	-	-

Net cash (used in) provided by operating activities	(83,859)	(1,052)

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	144,183	-

Net cash (used in) provided by investing activity	144,183	-

Cash flows from financing activity:

Distributions	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	60,324	(1,052)

Cash and cash equivalents, beginning	71,069	57,437

Cash and cash equivalents, ending	$ 131,393	$ 56,385

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 2

	2005	2004
Cash flows from operating activities:

Net Income (Loss)	$ 207,856	$ (13,409)
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	-	-
Share of (Income) Loss from Operating Partnerships	(223,779)	(2,923)
Changes in assets and liabilities
Increase (Decrease) in accounts payable affiliates	(440,137)	17,150
Decrease (Increase) in other assets	150,000	-

Net cash (used in) provided by operating activities	(306,060)	818

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	223,779	-

Net cash (used in) provided by investing activity	223,779	-

Cash flows from financing activity:

Distributions	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(82,281)	818

Cash and cash equivalents, beginning	535,504	4,947

Cash and cash equivalents, ending	$ 453,223	$ 5,765

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 3

	2005	2004
Cash flows from operating activities:

Net Income (Loss)	$ (72,279)	$ (47,598)
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	-	-
Share of (Income) Loss from Operating Partnerships	-	-
Changes in assets and liabilities
Increase (Decrease) in accounts payable affiliates	(91,447)	74,512
Decrease (Increase) in other assets	-	(20,500)

Net cash (used in) provided by operating activities	(163,726)	6,414

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	285,633	-

Net cash (used in) provided by investing activity	285,633	-

Cash flows from financing activity:

Distributions	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	121,907	6,414

Cash and cash equivalents, beginning	431,862	1,678,100

Cash and cash equivalents, ending	$ 553,769	$ 1,684,514

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 4

	2005	2004
Cash flows from operating activities:

Net Income (Loss)	$ (59,504)	$ (194,092)
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	-	-
Share of (Income) Loss from Operating Partnerships	-	113,586
Changes in assets and liabilities
Increase (Decrease) in accounts payable affiliates	13,033	(8,842)
Decrease (Increase) in other assets	-	(4,500)

Net cash (used in) provided by operating activities	(46,471)	(93,848)

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	85,441	-

Net cash (used in) provided by investing activity	85,441	-

Cash flows from financing activity:

Distributions	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	38,970	(93,848)

Cash and cash equivalents, beginning	215,822	419,938

Cash and cash equivalents, ending	$ 254,792	$ 326,090

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 5

	2005	2004
Cash flows from operating activities:

Net Income (Loss)	$ (11,076)	$ (565)
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	-	-
Share of (Income) Loss from Operating Partnerships	-	(9,301)
Changes in assets and liabilities
Increase (Decrease) in accounts payable affiliates	8,292	8,181
Decrease (Increase) in other assets	-	-

Net cash (used in) provided by operating activities	(2,784)	(1,685)

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	-	-

Net cash (used in) provided by investing activity	-	-

Cash flows from financing activity:

Distributions	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,784)	(1,685)

Cash and cash equivalents, beginning	52,994	66,335

Cash and cash equivalents, ending	$ 50,210	$ 64,650

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 6

	2005	2004
Cash flows from operating activities:

Net Income (Loss)	$ (27,231)	$ (8,708)
Adjustments
Distributions from Operating Partnerships	-	13,765
Amortization	-	-
Share of (Income) Loss from Operating Partnerships	-	(28,022)
Changes in assets and liabilities
Increase (Decrease) in accounts payable affiliates	25,030	36,196
Decrease (Increase) in other assets	-	-

Net cash (used in) provided by operating activities	(2,201)	13,231

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	23,064	-

Net cash (used in) provided by investing activity	23,064	-

Cash flows from financing activity:

Distributions	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	20,863	13,231

Cash and cash equivalents, beginning	2,552,101	94,982

Cash and cash equivalents, ending	$ 2,572,964	$ 108,213

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS
June 30, 2005

(Unaudited)

NOTE A - ORGANIZATION

Boston Capital Tax Credit Fund Limited Partnership ("the Partnership") was formed under the laws of the State of Delaware as of September 1, 1988, for the purpose of acquiring, holding, and disposing of limited partnership interests in operating partnerships which have acquired, developed, rehabilitated, operate and own newly constructed, existing or rehabilitated low-income apartment complexes ("Operating Partnerships"). On August 22, 1988, American Affordable Housing VI Limited Partnership changed its name to Boston Capital Tax Credit Fund Limited Partnership. Effective as of June 1, 2001 there was a restructuring, and as a result, the Partnership's general partner was reorganized as follows. The General Partner of the Partnership continues to be Boston Capital Associates Limited Partnership, a Massachusetts limited partnership. The general partner of the General Partner is BCA Associates Limited Partnership, a Massachusetts limited partnership, whose sole general partner is C&M Management, Inc., a Massachusetts corporation and whose limited partners are Herbert F. Collins and John P. Manning. Mr. Manning is the principal of Boston Capital Partners, Inc. The limited partner of the General Partner is Capital Investment Holdings, a general partnership whose partners are certain officers and employees of Boston Capital Partners, Inc., and its affiliates. The Assignor Limited Partner is BCTC Assignor Corp., a Delaware corporation which is now wholly-owned by John P. Manning.

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
June 30, 2005
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of June 30, 2005 and for the three months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Partnership in acquiring the investments in Operating Partnerships are capitalized to the investment account. The Partnership's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's Annual Report on Form 10-K.

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings LP, Boston Capital Partners, Inc. and Boston Capital Asset Management Limited Partnership.

Accounts payable - affiliates at June 30, 2005 and 2004 represents accrued general and administrative expenses, accrued partnership management fees, and advances from an affiliate of the general partner, which are payable to Boston Capital Holdings LP, and Boston Capital Asset Management Limited Partnership.

General and administrative expenses incurred by Boston Capital Holdings LP, and Boston Capital Asset Management Limited Partnership were charged to each series' operations for the quarters ended June 30, 2005 and 2004 as follows:

	2005	2004
Series 1	$ 123	$ 127
Series 2	303	314
Series 3	328	339
Series 4	369	382
Series 5	205	212
Series 6	123	127

	$ 1,451	$ 1,501

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2005
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

An annual partnership management fee based on .375 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. Since reporting fees collected by the series were added to reserves and not paid to Boston Capital Asset Management LP, the amounts accrued are not net of reporting fees received. The partnership management fee accrued for the quarters ended June 30, 2005 and 2004 are as follows:

	2005	2004

Series 1	$ 34,359	$ 42,426
Series 2	14,825	16,836
Series 3	32,301	53,672
Series 4	37,479	48,276
Series 5	8,292	8,181
Series 6	24,906	36,069

	$152,162	$205,460

As of June 30, 2005, an affiliate of the general partner advanced a total of $695,245 to the Partnership to pay certain operating expenses of the Partnership, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. A total of $0 was advanced during the quarter ended June 30, 2005. Below is a summary, by series, of the total advances made to date.

2005
Series 1	$ 90,810
Series 2	85,000
Series 3	356,920
Series 4	162,515

$695,245

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships.

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
June 30, 2005

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At June 30, 2005 and 2004, the Partnership had limited partnership interests in 63 and 93 Operating Partnerships, respectively, which own operating apartment complexes as follows:

Series	2005	2004
1	12	18
2	6	8
3	19	30
4	12	18
5	4	4
6	10	15

	63	93

Under the terms of the Partnership's investment in each Operating Partnership, the Partnership was required to make capital contributions to such Operating Partnerships. These contributions were payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. At June 30, 2005 and 2004, all capital contributions had been paid.

The Partnership's fiscal year ends March 31 of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the three months ended March 31, 2005.

The combined unaudited summarized statements of operations of the Operating Partnerships for the three months ended March 31, 2005 and 2004 are as follows:

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months ended March 31,
(Unaudited)

Series 1

	2005	2004

Revenues
Rental	$ 816,309	$ 1,290,579
Interest and other	105,667	81,156

	921,976	1,371,735

Expenses
Interest	260,064	288,822
Depreciation and amortization	176,731	420,835
Operating expenses	820,156	1,227,566
	1,256,951	1,937,223

NET LOSS	$ (334,975)	$ (565,488)

Net income (loss) allocated to Boston Capital Tax Credit Fund Limited Partnership	$ -	$ -

Net loss allocated to other Partners	$ (3,350)	$ (5,655)

Net loss suspended	$ (331,625)	$ (559,833)

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
June 30, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months ended March 31,
(Unaudited)

Series 2

	2005	2004

Revenues
Rental	$ 493,503	$ 521,024
Interest and other	17,716	8,186

	511,219	529,210

Expenses
Interest	55,813	62,470
Depreciation and amortization	104,522	111,059
Operating expenses	393,910	378,722
	554,245	552,251

NET LOSS	$ (43,026)	$ (23,041)

Net income (loss) allocated to Boston Capital Tax Credit Fund Limited Partnership	$ -	$ 2,923

Net loss allocated to other Partners	$ (430)	$ (230)

Net loss suspended	$ (42,596)	$ (25,734)

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
June 30, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months ended March 31,

(Unaudited)

Series 3
	2005	2004

Revenues
Rental	$ 1,043,747	$ 1,694,682
Interest and other	22,141	40,882

	1,065,888	1,735,564

Expenses
Interest	178,532	390,949
Depreciation and amortization	299,406	496,951
Operating expenses	976,547	1,255,659
	1,454,485	2,143,559

NET LOSS	$ (388,597)	$ (407,995)

Net income (loss) allocated to Boston Capital Tax Credit Fund Limited Partnership	$ -	$ -

Net loss allocated to other partners	$ (3,886)	$ (4,080)

Net loss suspended	$ (384,711)	$ (403,915)

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
June 30, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months ended March 31,
(Unaudited)

Series 4

	2005	2004

Revenues
Rental	$ 1,249,798	$ 1,630,000
Interest and other	67,242	155,142

	1,317,040	1,785,142

Expenses
Interest	360,477	467,249
Depreciation and amortization	352,177	423,444
Operating expenses	1,004,449	1,120,493
	1,717,103	2,011,186

NET LOSS	$ (400,063)	$ (226,044)

Net income (loss) allocated to Boston Capital Tax Credit Fund Limited Partnership	$ -	$ (113,586)

Net loss allocated to other Partners	$ (4,001)	$ (2,260)

Net loss suspended	$ (396,062)	$ (110,198)

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
June 30, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months ended March 31,
(Unaudited)

Series 5
	2005	2004

Revenues
Rental	$ 223,977	$ 219,325
Interest and other	8,771	(141)

	232,748	219,184

Expenses
Interest	20,051	20,302
Depreciation and amortization	57,386	56,596
Operating expenses	157,007	153,229
	234,444	230,127

NET LOSS	$ (1,696)	$ (10,943)

Net income (loss) allocated to Boston Capital Tax Credit Fund Limited Partnership	$ -	$ 9,301

Net loss allocated to other Partners	$ (17)	$ (109)

Net loss suspended	$ (1,679)	$ (20,135)

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
June 30, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months ended March 31,
(Unaudited)

Series 6
	2005	2004

Revenues
Rental	$ 833,775	$ 1,197,783
Interest and other	27,519	68,022

	861,294	1,265,805

Expenses
Interest	148,609	243,164
Depreciation and amortization	202,714	302,775
Operating expenses	580,470	775,886
	931,793	1,321,825

NET INCOME (LOSS)	$ (70,499)	$ (56,020)

Net income (loss) allocated to Boston Capital Tax Credit Fund Limited Partnership	$ -	$ 28,022

Net loss allocated to other Partners	$ (705)	$ (570)

Net loss suspended	$ (69,794)	$ (83,472)

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

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS - CONTINUED

June 30, 2005
(Unaudited)

NOTE E - TAXABLE LOSS

The Partnership's taxable loss for the year ended December 31, 2005 is expected to differ from its loss for financial reporting purposes for the year ended March 31, 2006. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods. No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners and assignees individually.

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

The Partnership is currently accruing the annual partnership management fee. Partnership management fees accrued during the quarter ended June 30, 2005 were $152,162 and total partnership management fees accrued as of June 30, 2005 were $10,441,694. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Partnership receives sales or refinancing proceeds from Operating Partnerships, which will be used to satisfy such liabilities.

The Partnership has also recorded other payables to affiliates of $974,125. The amount consists of advances to pay certain third party operating expenses of the Partnership, advances and/or loans to Operating Partnerships, accrued overhead allocations, and sales prep fees payable. The breakout between series are $131,910 in Series 1, $130,989 in Series 2, $445,108 in Series 3, $229,884 in Series 4, and $36,234 in Series 6. These and any future advances or accruals will be paid, without interest, from available cash flow, reporting fees, or proceeds of sales or refinancing of the Partnership's interest in Operating Partnerships.

Capital Resources

The Partnership offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on August 29, 1988. The Partnership received and accepted subscriptions for $97,746,940 representing 9,800,600 BACs from investors admitted as BAC Holders in Series 1 through Series 6 of the Partnership. Offers and sales of BACs in Series 1 through Series 6 of the Partnership were completed and the last of the BACs in Series 6 were issued by the Partnership on September 29, 1989. At June 30, 2005 and 2004 the Partnership had limited partnership equity interests in 65 and 93 Operating Partnerships, respectively.

As of June 30, 2005 the Partnership had $4,016,351 remaining in cash and cash equivalents. Below is a table, which provides, by series, the equity raised, number of BACs sold, final date BACs were offered, number of properties acquired, and cash and cash equivalents. $288,242 of Series 2, $224,713 of Series 3, $71,108 of Series 4, and $2,387,932 of Series 6 cash and cash equivalents represent proceeds being held from the sale of ten Operating Partnerships as of June 30, 2005.
Series	Equity	BACs	Final Close Date	Number of Properties	Proceeds Remaining
1	$12,999,000	1,299,900	12/18/88	12	$ 131,393
2	8,303,000	830,300	03/30/89	6	453,223
3	28,822,000	2,882,200	03/14/89	19	553,769
4	29,788,160	2,995,300	07/07/89	12	254,792
5	4,899,000	489,900	08/22/89	4	50,210
6	12,935,780	1,303,000	09/29/89	10	2,572,964

	$97,746,940	9,800,600		63	$4,016,351

Results of Operations

At June 30, 2005 and 2004 the Partnership held limited partnership interests in 63 and 93 Operating Partnerships, respectively. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

The Partnership incurs an annual partnership management fee to the General Partner and/or its affiliates in an amount equal to 0.375% of the aggregate cost of the Apartment Complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid by the Operating Partnerships. The annual partnership management fee is currently being accrued. It is anticipated that outstanding fees will be repaid from sale or refinancing proceeds. The annual partnership management fee charged to operations for the quarters ended June 30, 2005 and 2004, net of reporting fees received were $135,981 and $180,232, respectively.

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

Series 1

As of June 30, 2005 and 2004, the average Qualified Occupancy for the series was 100%. The series had a total of twelve properties at June 30, 2005, all of which were at 100% Qualified Occupancy.

For the period ended June 30, 2005 and 2004, Series 1 reflects net loss from Operating Partnerships of $(334,975) and $(565,488), respectively, which includes depreciation and amortization of $176,731 and $420,835, respectively.

Genesee Commons Associates (River Park Commons) is a 402 unit property located in Rochester, New York. The compliance period ended in 2003. On April 15, 2004, the Operating General Partner's interest was transferred to Conifer Reality, L.L.C., who intends to rehabilitate the 202 unit high rise building, demolish 200 townhomes and re-construct 100 market rent townhomes while re-structuring the financing of the development. Occupancy has declined to 56% as of June 30, 2005 and has continued to decline as management is encouraging move outs to enable a full rehabilitation of the high rise building. The 200 townhouses were originally scheduled to be bulldozed and rebuilt as 100 market rate units in 2005. However, there have been several unanticipated delays in the rehabilitation project. The Rochester Housing Authority has yet to approve the transfer of the 236 rental subsidy from the townhomes to the high rise building and many Section 8 voucher holders residing in the townhomes have refused to move out without payment. The Operating General Partner anticipates that these issues will be resolved before year-end and the demolition and rehabilitation will be postponed until 2006.

Kingston Property Associates (Broadway East Townhouses) is a 122-unit property located in Kingston, New York. Effective July 2003, the Operating General Partner interest for Kingston Property Associates Limited Partnership sold from TFG/New York Properties, Inc. to Kingston Winn Limited Partnership. Also, the management company changed from The Finch Group to an affiliate of the new Operating General Partner, Winn Residential. The Lender and the new Operating General Partner have entered into a Forbearance Agreement, dated July 16, 2003, which prevents the Lender from filing foreclosure action or accelerating the indebtedness provided the new Operating General Partner follows the terms outlined in the agreement. To date the new Operating General Partner is in compliance with the terms of the Forberance Agreement. The new Operating General Partner applied for an allocation of Low Income Housing Tax Credits ("LHTC") in 2003 but did not receive an allocation. They re-applied in March 2004 and received an allocation of LHHTC. The new Operating General Partner is in the process of re-syndicating the property. At the time of re-syndication proceeds of $27,940 are expected to be paid to the Investment Partnership. The re-syndication is anticipated to occur in the third or fourth quarter of 2005. An entity related to the Investment General Partner will compete to purchase the tax credits.

Townhomes of Minnehaha, (Minnehaha Court Apartments) is a 24-unit property located in St. Paul, Minneapolis. In 2004, the property operated below breakeven due to low rental income. The property is well maintained but is 16 years old and has strong competition from numerous new properties that have been built in the St. Paul area. In March 2005, the partnership had insufficient rental income to pay all outstanding vendor invoices, debt service, and escrows. The Lender declared the partnership in default of the mortgage due to the non-payment of management fees, vendor payables over 30 days and non-payment of the March debt service and escrows. In May 2005, the partnership withdrew funds from the replacement reserve to bring all accounts payable and mortgage payments current, and the default was cured. In the second quarter of 2005, occupancy increased to an average of 86% and due to the improved occupancy and reduced operating expenses, the partnership generated cash of $7,000.

The compliance period has expired and in June 2005, the Townhomes of Minnehaha executed a Purchase Agreement (the "Agreement") to sell Minnehaha Court Apartments to a non-affiliated entity for $1,325,000 and proceeds to the ILP of $61,616, which includes the return of the replacement reserve funds. Of the total ILP proceeds received, $52,616 represents partial payment of outstanding reporting fees due to and advances made by an affiliate of the ILP. Of the remaining proceeds, the net distribution to investors is anticipated to be approximately zero. The remaining proceeds of $9,000 is anticipated to be paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $9,000 represents reimbursement for expenses incurred related to the sale, which included but was not limited to legal and mailing costs. Annual losses generated by the Operating Partnership which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the ILP investment in the Operating Partnership to zero. Accordingly no gain or loss on the sale of the Investment Limited Partner Interest will be recorded.

Virginia Circle Townhomes (Virginia Circle Limited Partnership) is a 16-unit property located in St. Paul, MN. In the first quarter of 2005, the partnership operated below breakeven due to weak occupancy averaging 77%. Due to the reduced income, the partnership had insufficient rental income to pay outstanding vendor invoices, debt service, and escrows in March 2005. The Lender declared the partnership in default of the mortgage due to the non-payment of management fees, vendor payables over 30 days and non-payment of the March debt service and escrows. In an attempt to cure the default, the current Operating General Partner requested a deferment of 6-months of debt service and escrow deposits to allow the partnership to pay outstanding vendor invoices, initiate a comprehensive marketing plan, and rehabilitate vacant units for occupancy. The request was denied by the lender and the mortgage remains in default. The Operating General Partner continues to work with the lender to come to a mutually agreeable resolution. In the meantime, the management company continues to lease the vacant units, while maintaining the property on a very limited budget. Occupancy has improved, and the second quarter average was 86%. The compliance period expired on December 31, 2003 and a Purchase and Sale Agreement is currently being negotiated with a sale projected to close in early September 2005.

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

In December 2004, Boston Capital Tax Credit Fund I - Series 1 (the "ILP") sold its Investment Limited Partner interest in Conneaut Limited to the Operating General Partner for his assumption of the outstanding mortgage balance of $1,147,562 and proceeds to the ILP of $6,079. The ILP proceeds actually represented a partial payment of outstanding reporting fees due to an affiliate of the ILP and as such have not been recorded as proceeds from the sale of the Operating Partnership. Annual losses generated by the Operating Partnership which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the ILP investment in the Operating Partnership to zero. Accordingly no gain or loss on the sale of the Investment Limited Partner Interest has been recorded.

In December 2004, Boston Capital Tax Credit Fund I - Series 1 (the "ILP") sold its Investment Limited Partner interest in Geneva Limited to the Operating General Partner for his assumption of the outstanding mortgage balance of $1,163,436 and proceeds to the ILP of $6,079. The ILP proceeds actually represented a partial payment of outstanding reporting fees due to an affiliate of the ILP and as such have not been recorded as proceeds from the sale of the Operating Partnership. Annual losses generated by the Operating Partnership which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the ILP investment in the Operating Partnership to zero. Accordingly no gain or loss on the sale of the Investment Limited Partner Interest has been recorded.

Briarwood Apartments of Vero Beach (Briarwood Apartments) is a 45-unit property located in Vero Beach, FL. Occupancy at the property averaged 80% through the second quarter 2005. The property sustained physical damage in 2004 caused by two hurricanes. There are currently five units in need of repair. Management has utilized a partial payment of insurance proceeds and funds from reserves to pay for repairs to the roof and some damaged units. They have hired an attorney to negotiate with the insurance company and are anticipating that the insurance company will approve the claim for the entire damage amount to partially offset the withdrawals from reserves. Rental income has been reduced with the decrease in occupancy, and concessions that were made to residents with damaged units. Rent loss payments are being negotiated at this time with the insurance company and are expected to be released to the property in 2005.

In March 2005, Boston Capital Tax Credit Fund I - Series 1 (the "ILP") sold its interest in Inglewood Meadows, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,453,292 and proceeds to the ILP of $58,132. Of the total ILP proceeds received, $2,520 represented payment of outstanding reporting fees due to an affiliate of the ILP. Of the remaining proceeds, the net distribution to investors is anticipated to be approximately $17,807. This represents a per BAC distribution of $.014. The total return to the investor will be distributed based on the number of BACS held by each investor. The remaining proceeds of $37,805 is anticipated to be paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $3,350 represented a fee for overseeing and managing the disposition of the property; $28,122 represents partial reimbursement for outstanding advances and asset management fees; and $6,333 represented reimbursement for expenses incurred related to the sale, which included but was not limited to legal and mailing costs. Annual losses generated by the Operating Partnership which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the disposition fee, has been recorded in the amount of $52,262 as of March 31, 2005.

In March 2005, Boston Capital Tax Credit Fund I - Series 1 (the "ILP") sold its interest in Wewahitchka, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of $697,966 and proceeds to the ILP of $27,919. Of the total ILP proceeds received, $6,655 represented payment of outstanding reporting fees due to an affiliate of the ILP. Of the remaining proceeds, the net distribution to investors is anticipated to be approximately $3,520. This represents a per BAC distribution of $.003. The total return to the investor will be distributed based on the number of BACS held by each investor. The remaining proceeds of $17,744 is anticipated to be paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $3,350 represented a fee for overseeing and managing the disposition of the property; $8,061 represents partial reimbursement for outstanding advances and asset management fees; and $6,333 represented reimbursement for expenses incurred related to the sale, which included but was not limited to legal and mailing costs. Annual losses generated by the Operating Partnership which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the disposition fee, has been recorded in the amount of $17,914 as of March 31, 2005.

In March 2005, Boston Capital Tax Credit Fund I - Series 1 (the "ILP") sold its interest in Woodland Terrace, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,453,292 and proceeds to the ILP of $58,132. Of the total ILP proceeds received, $13,860 represented payment of outstanding reporting fees due to an affiliate of the ILP. Of the remaining proceeds the net distribution to investors is anticipated to be approximately $17,806. This represents a per BAC distribution of $.014. The total return to the investor will be distributed based on the number of BACS held by each investor. The remaining proceeds of $26,466 is anticipated to be paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $3,350 represented a fee for overseeing and managing the disposition of the property; $16,782 represents partial reimbursement for outstanding advances and asset management fees; and $6,334 represented reimbursement for expenses incurred related to the sale, which included but was not limited to legal and mailing costs. Annual losses generated by the Operating Partnership which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the disposition fee, has been recorded in the amount of $40,922 as of March 31, 2005.

Series 2

As of June 30, 2005 and 2004, the average Qualified Occupancy for the series was 100%. The series had a total of six properties at June 30, 2005, all of which were at 100% Qualified Occupancy.

For the period ended June 30, 2005 and 2004, Series 2 reflects net loss from Operating Partnerships of $(43,026) and $(23,041), respectively, which includes depreciation and amortization of $104,522 and $111,059, respectively.

In December 2004, Boston Capital Tax Credit Fund I - Series 2 and Boston Capital Tax Credit Fund II - Series 14 (the "ILPs") negotiated the sale of their interest in Haven Park Partners III to the Operating General Partner. The transaction closed in April of 2005 for the assumption of the outstanding mortgage balance of approximately $462,000 and proceeds to the ILPs of $979,310 ($403,912 for Series 2 and $575,398 for Series 14). Of the total proceeds received, $608,547 represents a reimbursement of funds previously advanced to the Operating Partnership by affiliates of the ILPs and $8,000 is for payment of outstanding reporting fees due to an affiliate of the ILPs. Of the remaining proceeds, the net distribution to the investors is anticipated to be approximately $253,710 ($170,747 for Series 2 and $82,963 for Series 14). Provided this is the actual amount distributed, this represented a per BAC distribution of $.206 and $.015 for Series 2 and 14, respectively. The total returned to the investors will be distributed based on the number of BACs held by each investor. The remaining proceeds of $109,053 are anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates. The breakdown of amounts expected to be paid to BCAMLP is as follows: $27,000 for overseeing and managing the disposition of the property; $9,000 for reimbursement of estimated expenses incurred in connection with the disposition; and $73,053 for a partial payment of outstanding Asset Management Fees due to BCAMLP. Accordingly, gains on the sale of the property were recorded by Series 2 and Series 14 of $223,779 and $102,984, respectively. The gains recorded represented the proceeds received by the ILP, net of their remaining investment balance, unreimbursed advances to the Operating Partnership and their share of the disposition fee.

In December 2004, Boston Capital Tax Credit Fund I - Series 2 and Boston Capital Tax Credit Fund II - Series 14 (the "ILPs") negotiated the sale of their interest in Haven Park Partners IV to the Operating General Partner. The transaction closed in March of 2005 for the assumption of the outstanding mortgage balance of approximately $371,700 and estimated proceeds to the ILPs of $780,579 ($298,038 for Series 2 and $482,541 for Series 14). Of the total proceeds received, $553,362 represents a reimbursement of funds previously advanced to the Operating Partnership by affiliates of the ILPs and $4,000 is for payment of outstanding reporting fees due to an affiliate of the ILP. Of the remaining proceeds, the net distribution to the investors is anticipated to be approximately $156,660 ($117,495 for Series 2 and $39,165 for Series 14). Provided this is the actual amount distributed, this represented a per BAC distribution of $.142 and $.007 for Series 2 and 14, respectively. The total returned to the investors will be distributed based on the number of BACs held by each investor. The remaining proceeds of $66,557 are anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates. The breakdown of amounts expected to be paid to BCAMLP is as follows: $21,600 for overseeing and managing the disposition of the property; $9,000 for reimbursement of estimated expenses incurred in connection with the disposition; and $35,957 for partial payment of outstanding Asset Management Fees due to BCAMLP.

Accordingly, gains on the sale of the property were recorded by Series 2 and Series 14 of $128,407 and $57,026, respectively. The gains recorded represented the proceeds received by the ILP, net of their remaining investment balance, unreimbursed advances to the Operating Partnership and their share of the disposition fee.

Series 3.

As of June 30, 2005 and 2004, the average Qualified Occupancy for the series was 100%. The series had a total of nineteen properties at June 30, 2005, all of which were at 100% Qualified Occupancy.

For the period ended June 30, 2005 and 2004, Series 3 reflects net loss from Operating Partnerships of $(388,597) and $(407,995), respectively, which includes depreciation and amortization of $299,406 and $496,951, respectively.

Central Parkway Towers (Central Parkway Towers LP) ended compliance on December 31, 2004 and the property was closed. The City of Cincinnati had canceled support programs, and the property's overall financial position deteriorated significantly because of the dwindling occupancy. The Operating General Partner and the Investment General Partner stabilized the property to the best of their abilities and reached the end of the compliance period, avoiding the recapture of the tax credits.

The Operating General Partner successfully minimized the need for funding, but the Investment General Partner was required to fund a total of $193,709 in 2003, 2004 and the first quarter 2005, including a final funding of $17,227 in January. The lease was turned back to Cincinnati YMCA, effective January 1, 2005. Annual losses generated by the Operating Partnership which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the ILP investment in the Operating Partnership to zero. Accordingly no gain or loss on the disposition of the Investment Limited Partner Interest has been recorded. A refund of the pro rated property and liability insurance premium will fund any remaining expenses, which will include the final audit and tax return. Any remaining funds from the refund will be returned to the Investment General Partner to repay the operating advances.

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

In an attempt to capitalize on the strong California real estate market the Operating General Partner of Hidden Cove Apartments (Hidden Cove) entered into an agreement to sell the property and the transaction closed in May 2003. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period and, to provide a recapture bond to avoid the recapture of the tax credits that have been taken. Sale proceeds due to Boston Capital Tax Credit Fund I-Series 3 (BCTC I) and Boston Capital Tax Credit Fund III-Series 15 (BCTC III) were $1,572,368 and $136,352, respectively. The majority of the sale proceeds were received by the Investment Partnerships in May 2003, and the balance was received in September 2003. Of the proceeds received $1,240,404 and $107,565, for Series 3 and Series 15, respectively was distributed to the investors in July 2004. This represented a per BAC distributions of $.430 and $.028 for Series 3 and 15, respectively. The total returned to the investors was distributed based on the number of BACs held by each investor. The amounts for each series, while different in actual dollars, represent the same percentage of return to each Investment Partnership. The remaining proceeds total of $360,750 was paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $10,000 represents reimbursement of expenses incurred related to sale, which includes but is not limited to due diligence, legal and mailing costs; $50,000 represents a fee for overseeing and managing the disposition of the property; and $300,750 represents a partial payment of outstanding Asset Management Fees due to BCAMLP. At the time of the sale, the Operating General Partners retained some funds in an account in the name of the Operating Partnership to cover costs that would be incurred in the process of dissolving the Operating Partnership entity. These funds were not fully utilized and the ILP share of the remaining funds was paid in April 2005. The totals received were $9,163 for Series 3 and $795 for Series 15. The amounts have been added to each Series available reserves and were recognized in the gain on the sale of the property as of March 31, 2005. Annual losses generated by the Operating Partnership, which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the ILP investment in the Operating Partnership to zero for Series 3 and $66,166 for Series 15. Accordingly, gains on the sale of the property were recorded by Series 3 and Series 15 of $1,535,521 and $28,992, respectively. The gains recorded represented the proceeds received by the ILP, net of their remaining investment balance, unreimbursed advances to the Operating Partnership and their share of the disposition fee.

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

Rainbow Housing Associates (Rainbow Apartments) is an 81-unit property located in Yuma, Arizona. The 15-year compliance period for this property ended in 2003. Average occupancy through the fourth quarter 2004 was 84% and the property is operating below break-even. Yuma has seen over 400 new affordable housing units built in the area over the last three years, which has affected the occupancies of older properties, such as Rainbow Apartments. Management recognizes the competition, therefore, has increased advertising and is offering a reduced security deposit as a rental incentive. As a result, occupancy increased from 68% in September 2004 to 96% in December 2004.

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

In 2003, American Affordable Housing II and BCTC Fund I - Series 3 (the "ILPs") negotiated the sale of their Investment Limited Partner interest in Paige Hall, a Minnesota Limited Partnership to the Operating General Partner. After repayment of the outstanding mortgage balance of approximately $2,591,339 the proceeds to the ILP are estimated to be $150,000. The sale is expected to occur in 2005. Of the total anticipated proceeds, $20,000 is for the payment of outstanding reporting fees, and $130,000 will be proceeds for the sale of the ILP's interest. Of the estimated proceeds $27,753 and $22,247, for AAH II and Series 3, respectively will be distributed to the investors. This represents a per unit distribution of $9,987 for AAH II and a per BAC distribution of $.008 for Series 3. The total return to the investors will be distributed based on the number of Units and BACs held by each investor. The remaining proceeds of $80,000 is anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates. The breakdown of amount paid to BCAMLP is as follows: $10,000 represents a reimbursement of estimated expenses incurred in connection with the disposition and $70,000 represents payment of outstanding Asset Management Fees due to BCAMLP.

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

In November 2004, Boston Capital Tax Credit Fund I - Series 3 (the "ILP") sold its Investment Limited Partnership interest in 128 Park Street Limited Partnership to the Operating General Partner for his assumption of the outstanding mortgage balance of $965,805 and proceeds to the ILP of $1. The ILP proceeds actually represented a partial payment of outstanding reporting fees due to an affiliate of the ILP and as such have not been recorded as proceeds from the sale of the Operating Partnership. Annual losses generated by the Operating Partnership which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the ILP investment in the Operating Partnership to zero. Accordingly no gain or loss on the sale of the Investment Limited Partner Interest has been recorded.

In March 2005, Boston Capital Tax Credit Fund I - Series 3 (the "ILP") sold its interest in Carriage Gate of Palatka, Ltd., to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,441,070 and proceeds to the ILP of $57,643. Of the total ILP proceeds received, $10,500 represented payment of outstanding reporting fees due to an affiliate of the ILP. Of the remaining proceeds the net distribution to investors is anticipated to be approximately $21,359. This represents a per BAC distribution of $.007. The total return to the investor will be distributed based on the number of BACS held by each investor. The remaining proceeds of $25,754 is anticipated to be paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to a affiliates. The breakdown of the amount paid to BCAMLP is as follows: $3,350 represented a fee for overseeing and managing the disposition of the property; $16,604 represents partial reimbursement for outstanding advances and asset management fees; and $5,800 represented reimbursement for expenses incurred related to the sale, which included but was not limited to legal and mailing costs. Annual losses generated by the Operating Partnership which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the disposition fee, has been recorded in the amount of $43,793 as of March 31, 2005.

In March 2005, Boston Capital Tax Credit Fund I - Series 3 (the "ILP") sold its interest in Colony Court RRH, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,463,570 and proceeds to the ILP of $58,543. Of the total ILP proceeds received, the net distribution to the investors is anticipated to be approximately $21,865. This represents a per BAC distribution of $.008. The total return to the investor will be distributed based on the number of BACS held by each investor. The remaining proceeds of $36,678 is anticipated to be paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $3,350 represented a fee for overseeing and managing the disposition of the property; $27,528 represents partial reimbursement for outstanding advances and asset management fees; and $5,800 represented reimbursement for expenses incurred related to the sale, which included but was not limited to legal and mailing costs. Annual losses generated by the Operating Partnership which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the disposition fee, has been recorded in the amount of $55,193 as of March 31, 2005.

In March 2005, Boston Capital Tax Credit Fund I - Series 3 (the "ILP") sold its interest in Lake Park, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,111,081 and proceeds to the ILP of $44,443. Of the total ILP proceeds received, the net distribution to investors is anticipated to be approximately $14,395. This represents a per BAC distribution of $.005. The total return to the investor will be distributed based on the number of BACS held by each investor. The remaining proceeds of $30,048 is anticipated to be paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $3,350 represented a fee for overseeing and managing the disposition of the property; $20,898 represents partial reimbursement for outstanding advances and asset management fees; and $5,800 represented reimbursement for expenses incurred related to the sale, which included but was not limited to legal and mailing costs. Annual losses generated by the Operating Partnership which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the disposition fee, has been recorded in the amount of $41,093 as of March 31, 2005.

In March 2005, Boston Capital Tax Credit Fund I - Series 3 (the "ILP") sold its interest in Orangewood Villas, Ltd., to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,441,078 and proceeds to the ILP of $57,643. Of the total ILP proceeds received, $4,012 represented payment of outstanding reporting fees due to an affiliate of the ILP. Of the remaining proceeds, the net distribution to investors is anticipated to be approximately $21,389. This represents a per BAC distribution of $.007. The total return to the investor will be distributed based on the number of BACS held by each investor. The remaining proceeds of $32,242 is anticipated to be paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $3,350 represented a fee for overseeing and managing the disposition of the property; $23,092 represents partial reimbursement for outstanding advances and asset management fees; and $5,800 represented reimbursement for expenses incurred related to the sale, which included but was not limited to legal and mailing costs. Annual losses generated by the Operating Partnership which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the disposition fee, has been recorded in the amount of $50,281 as of March 31, 2005.

In March 2005, Boston Capital Tax Credit Fund I - Series 3 (the "ILP") sold its interest in Vidalia, Ltd., to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,454,975 and proceeds to the ILP of $58,199. Of the total ILP proceeds received, $8,162 represented payment of outstanding reporting fees due to an affiliate of the ILP. Of the remaining proceeds, the net distribution to investors is anticipated to be approximately $21,683. This represents a per BAC distribution of $.008. The total return to the investor will be distributed based on the number of BACS held by each investor. The remaining proceeds of $28,354 is anticipated to be paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $3,350 represented a fee for overseeing and managing the disposition of the property; $19,204 represents partial reimbursement for outstanding advances and asset management fees; and $5,800 represented reimbursement for expenses incurred related to the sale, which included but was not limited to legal and mailing costs. Annual losses generated by the Operating Partnership which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the disposition fee, has been recorded in the amount of $46,687 as of March 31, 2005.

In January 2005, Boston Capital Tax Credit Fund I - Series 3 and Series 4 and Boston Capital Tax Credit Fund II - Series 7 (the "ILP") sold its Investment Limited Partner interest in Bowditch School L.P. to the Operating General Partner for his assumption of the outstanding mortgage balance of $3,053,108 and proceeds to the ILP of $1. The ILP proceeds actually represented a partial payment of outstanding reporting fees due to an affiliate of the ILP and as such have not been recorded as proceeds from the sale of the Operating Partnership. Annual losses generated by the Operating Partnership which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the ILP investment in the Operating Partnership to zero. Accordingly no gain or loss on the sale of the Investment Limited Partner Interest has been recorded.

Series 4

As of June 30, 2005 and 2004, the average Qualified Occupancy for the series was 100%. The series had a total of twelve properties at June 30, 2005, all of which were at 100% Qualified Occupancy.

For the period ended June 30, 2005 and 2004, Series 4 reflects net loss from Operating Partnerships of $(400,063) and $(226,044), respectively, which includes depreciation and amortization of $352,177 and $423,444, respectively.

Central Parkway Towers (Central Parkway Towers LP) ended compliance on December 31, 2004 and the property was closed. The City of Cincinnati had canceled support programs, and the property's overall financial position deteriorated significantly because of the dwindling occupancy. The Operating General Partner and the Investment General Partner stabilized the property to the best of their abilities and reached the end of the compliance period, avoiding the recapture of the tax credits.

The Operating General Partner successfully minimized the need for funding, but the Investment General Partner was required to fund a total of $193,709 in 2003, 2004 and the first quarter 2005, including a final funding of $17,227 in January. The lease was turned back to Cincinnati YMCA, effective January 1, 2005. Annual losses generated by the Operating Partnership which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the ILP investment in the Operating Partnership to zero. Accordingly no gain or loss on the disposition of the Investment Limited Partner Interest has been recorded. A refund of the pro rated property and liability insurance premium will fund any remaining expenses, which will include the final audit and tax return. Any remaining funds from the refund will be returned to the Investment General Partner to repay the operating advances.

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

Clearview Apartments, LP, (Clear View Apartments) is a 24-unit deal located in Monte Vista, Colorado. At the end of the 2004 occupancy was 79.17% and has increased to 94% through the second quarter of 2005. The property suffers from lack of rental assistance and a qualified applicant pool. The current management staff maintains contact with the housing authority as part of its marketing efforts as well as placement of advertising in local papers and distribution of flyers in the area. The Operating General Partner has entered into discussions with the local Rural Development office to determine if any rental assistance can be transferred to this property. Rural development has not released their response to this request as of the end of the second quarter. The property continues to meet current obligations and anticipates on operating at breakeven for 2005. The tax credit period for this development expired in December 2004 with no extended use provisions. The property has adjusted the rents to reflect the change in program participation but is still subjected to RD loan restrictions. An offer to purchase the Operating General Partner and Investment General Partner interest is before the Operating General Partner at this time.

Pedcor Investments 1988-VI, Limited Partnership (Thompson Village) is a 240-unit property located in Indianapolis, Indiana. Average occupancy through year-end was 89% and the property is operating above breakeven. In December 2004, the Investment Partnership entered into an Assignment and Assumption Agreement of Partnership Interest to transfer its interest in the Operating Partnership to the Operating General Partner. The sale of the Investment Limited Partnership's interest occurred in the first quarter of 2005. After repayment of the outstanding mortgage balance of approximately $5,235,047 the proceeds to the Investment Limited Partnership were $10, with a net distribution to the investors of zero. The proceeds of $10 are anticipated to be paid to related entities of BCAMLP for reimbursement for costs incurred during the investment period. A loss on the transfer of the Investment Limited Partnership of $52,832 representing the proceeds received by the ILP, net of their remaining investment balance was recorded in the quarter ended March 31, 2005.

Landmark Limited Partnership (Landmark Apartments) is a 120-unit family development in Chesapeake, VA. The property has struggled with occupancy and low rents. In mid-2003, the Operating General Partner merged the management company with his own office and hired a new director of property management. Since then, a rent increase has been obtained and occupancy was reported at 97% at the end of the first quarter of 2005; however, the property continues to struggle with low rents. The property's compliance period ended on December 31, 2003. The property has been listed for sale and the Investment General Partner has projected a sale date of December 31, 2005.

In February 2005 Landmark Limited executed an Option Agreement (the "Agreement") to sell the Landmark Apartments to an affiliated entity for $4,100,000 and proceeds to the ILP of $1,050,444. The sale is expected to occur in the third or fourth quarter of 2005. Of the total ILP proceeds anticipated, $265,427 represents payment of outstanding reporting fees due to an affiliate of the ILP. Of the remaining proceeds, the net distribution to investors is anticipated to be approximately $662,517. This represents a per BAC distribution of $.22. The total return to the investor will be distributed based on the number of BACS held by each investor. The remaining proceeds of $122,500 is anticipated to be paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $61,500 represents a fee for overseeing and managing the disposition of the property; $36,000 represents payment for outstanding asset management fees; and $25,000 represents reimbursement for expenses incurred related to the sale, which included but was not limited to legal and mailing costs. Annual losses generated by the Operating Partnership which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the disposition fee, will be recorded in the amount of $698,517.

Shockoe Hill Associates II, LP, (Shockoe Hill II) is a 64 unit historical-rehab property located in Richmond, VA. In recent years, occupancy at the property has declined to 81% due in part to the physical condition of the property. Late in 2004, the Operating General Partner notified the Investment General Partner that 6 LIHTC units were taken off-line due to structural damage caused by termite activity. At present, structural stabilization has been completed on all units and one of these units has been put back on-line. The Operating General Partner continues to work out a plan to finance the needed repairs to put the remaining 5 units on-line. There is currently no firm timeframe for the completion of repairs and the return to service of the 5 damaged units because of a lack of funds. The compliance period for this property ended in 2004.

In March 2005, Boston Capital Tax Credit Fund I - Series 4 (the "ILP") sold its interest in Greenwood Terrace, Ltd., to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,055,120 and proceeds to the ILP of $42,205. Of the total ILP proceeds received, $5,885 represented payment of outstanding reporting fees due to an affiliate of the ILP. Of the remaining proceeds, the net distribution to investors is anticipated to be approximately $20,000. This represents a per BAC distribution of $.007. The total return to the investor will be distributed based on the number of BACS held by each investor. The remaining proceeds of $16,320 is anticipated to be paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $3,350 represented a fee for overseeing and managing the disposition of the property; $5,970 represents partial reimbursement for outstanding advances and asset management fees; and $7,000 represented reimbursement for expenses incurred related to the sale, which included but was not limited to legal and mailing costs. Annual losses generated by the Operating Partnership which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the disposition fee, has been recorded in the amount of $32,970 as of March 31, 2005.

In March 2005, Boston Capital Tax Credit Fund I - Series 4 (the "ILP") sold its interest in Monticello, Ltd., to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,080,904 and proceeds to the ILP of $43,236. Of the total ILP proceeds received, the net distribution to investors is anticipated to be approximately $20,741. This represents a per BAC distribution of $.007. The total return to the investor will be distributed based on the number of BACS held by each investor. The remaining proceeds of $22,495 is anticipated to be paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $3,350 represented a fee for overseeing and managing the disposition of the property; $12,145 represents partial reimbursement for outstanding advances and asset management fees; and $7,000 represented reimbursement for expenses incurred related to the sale, which included but was not limited to legal and mailing costs. Annual losses generated by the Operating Partnership which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the disposition fee, has been recorded in the amount of $39,886 as of March 31, 2005.

In January 2005, Boston Capital Tax Credit Fund I - Series 3 and Series 4 and Boston Capital Tax Credit Fund II - Series 7 (the "ILP") sold its Investment Limited Partner interest in Bowditch School L.P. to the Operating General Partner for his assumption of the outstanding mortgage balance of $3,053,108 and proceeds to the ILP of $1. The ILP proceeds actually represented a partial payment of outstanding reporting fees due to an affiliate of the ILP and as such have not been recorded as proceeds from the sale of the Operating Partnership. Annual losses generated by the Operating Partnership which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the ILP investment in the Operating Partnership to zero. Accordingly no gain or loss on the sale of the Investment Limited Partner Interest has been recorded.

Series 5

As of June 30, 2005 and 2004, the average Qualified Occupancy for the series was 100%. The series had a total of four properties at June 30, 2005, all of which were at 100% Qualified Occupancy.

For the period ended June 30, 2005 and 2004, Series 5 reflects net loss from Operating Partnerships of $(1,696) and $(10,943), respectively, which includes depreciation and amortization of $57,386 and $56,596, respectively.

TKO Investment Properties V (Heather Ridge Apartments) is a 56-unit family property located in Redding, California. Average occupancy through the second quarter of 2005 was 99%. The audited financial statements show that the property operated below break-even in 2004; however, 2005 operations have improved and the property is now operating above break-even. Management has been able to reduce utilities and maintenance expenses, and to help meet other operating expenses, the Operating General Partner (also the Management Agent) is accruing management fees. Tax, insurance, and mortgage payments are all current. The Investment General Partner will continue to monitor the property until operations have stabilized. The compliance period ended in December, 2004 and disposition of the Investment Limited Partner interest will be pursued.

In February 2004, Boston Capital Tax Credit Fund I - Series 5 and Boston Capital Tax Credit Fund II - Series 14 negotiated a sale of their Investment Limited Partner interests in Glenhaven Park Partners (Glenhaven Estates) to the Operating General Partner. After repayment of the outstanding mortgage balance of approximately $43,040 the proceeds to the ILPs were $28,760. Of the proceeds $6,000 actually was for payment of outstanding reporting fees and $22,760 was proceeds from the sale of the interests. The total sale proceeds received were used to repay subordinated loans that had been made by Boston Capital Tax Credit Fund II-Series 14. Total outstanding subordinated loans and advances made by Series 5 and Series 14 exceeded the repayment by $10,742 and $156,940 for Series 5 and Series 14, respectively. The unpaid loans and advances were written off and included in the loss on the sale of the Operating Partnership for Series 5 and Series 14 as of March 31, 2004.

Series 6

As of June 30, 2005 and 2004, the average Qualified Occupancy for the series was 100%. The series had a total of ten properties at June 30, 2005, all of which were at 100% Qualified Occupancy.

For the period ended June 30, 2005 and 2004, Series 6 reflects net loss from Operating Partnerships of $(70,499) and $(56,020), respectively, which includes depreciation and amortization of $202,714 and $302,775, respectively.

Socorro Properties, Limited Partnership, (Los Pueblos Apartments) located in Socorro, New Mexico operated below breakeven throughout 2004 and the first quarter of 2005. The primary reason for its negative cash flow is low occupancy, which averaged 80.5% for 2004 and 79% for the first quarter of 2005. In July 2004, the on-site manager was replaced. The new manager did not perform as anticipated and was terminated in December 2004. The management company allocated extra personnel to the property during the new manager search. A new on-site manager was hired in the first quarter of 2005 and occupancy had improved to 94% by the end of March 2005 and averaged 97% for the second quarter of 2005. This increase in occupancy allowed the property to operate above breakeven for the second quarter. The Investment General Partner will continue to monitor the Operating Partnership on a monthly basis until it is able to stabilize occupancy and operate above breakeven.

The Operating General Partner of Sherburne Housing Redevelopment Company, (Sherburne Senior Housing) negotiated a sale of his Operating General Partner interest. In addition to the transfer of Operating General Partner interest, an exit strategy has been put in place that will allow for the sale of the Investment Limited Partner interest to the new Operating General Partner at the end of the 15-year tax credit compliance period in December 2004. In January of 2005, Boston Capital Tax Credit Fund I - Series 6 (the "ILP") sold its interest in Sherburne Senior Housing to the new Operating General Partner for his assumption of the outstanding mortgage balance of $1,280,504 and proceeds of $17,301. Of this amount, the net distribution to the investors will be approximately $10,000. This represents a per BAC distribution of $.008. The total return to the investor will be distributed based on the number of BACs held by each investor. The remaining proceeds of $7,301 is anticipated to be paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. Annual losses generated by the Operating Partnership which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the disposition fee, has been recorded in the amount of $17,301 as of March 31, 2005.

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

In December 2004, Boston Capital Tax Credit Fund I - Series 6 "The ILP" sold the Investment Limited Partner interest in Eldon Estates Limited Partnership to the Operating General Partner for his assumption of the outstanding mortgage balance of $542,524 and proceeds to the ILP of $16,276. Of the total received after payment of the mortgage, $5,000 represents payment of outstanding reporting fees. The remaining proceeds of $11,276 is anticipated to be paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $163 represents a fee for overseeing and managing the disposition of the property; $9,113 represents partial reimbursement for outstanding asset management fees; and $2,000 represents reimbursement for expenses incurred related to the sale, which includes but is not limited to legal and mailing costs. Annual losses generated by the Operating Partnership, which were applied against the ILP's investment in the Operating Partnership, in accordance with the equity method of accounting, had previously reduced the ILP investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the disposition fee, has been recorded in the amount of $11,113 as of December 31, 2004.

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

In December 2004, BCTC Fund I - Series 6 (the "ILP") negotiated the sale of its Investment Limited Partner interest in Holland West Limited Partnership to the Operating General Partner. The sale of the ILP's interest is expected to occur in the third quarter of 2006. After repayment of the outstanding mortgage balances of approximately $1,664,604, the proceeds to the ILP are estimated to be $1,044,201. Of the proceeds anticipated, $7,500 is for the payment of outstanding reporting fees and $1,036,701 is the estimated payment for the sale of the ILP's interest. It is estimated that $656,816 will be distributed to the investors. Provided this is the actual amount distributed, the investor per BAC distribution will be $.504. The total returned to the investors will be distributed based on the number of BACs held by each investor. The remaining proceeds of $379,885 are anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates. The breakdown of amount paid to BCAMLP is as follows: $48,171 for overseeing and managing the disposition of the property; $60,835 represents a reimbursement of estimated expenses incurred in connection with the disposition and $270,879 represents payment of outstanding Asset Management Fees due to BCAMLP.

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

Exceptions to Certifications

The March 31, 2005 Balance Sheet of Boston Capital Tax Credit Fund L.P. is presented as unaudited in the Form 10-Q as the Report of the Independent Registered Public Accounting Firm could not be filed within the prescribed time period because the issuer was not able to obtain audit opinions which refer to the auditing standards of the Public Company Accounting Oversight Board (United States) (PCAOB) of property partnerships, in which the issuer holds noncontrolling limited partner interests.

Historically, the audits, and the reports thereon, of the local operating partnerships (typically owned 99% by the registrant) were performed in accordance with Generally Accepted Auditing Standards (GAAS).

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

Our independent registered public accounting firm has performed an audit of the registrant for the period ending March 31, 2005, but could not issue an opinion in accordance with the standards of the Public Company Accounting Oversight Board (United States). Therefore, we are filing our 10-Q with March 31, 2005 balance sheets as "UNAUDITED" as it is without an audit opinion.

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

There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended June 30, 2005 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

Boston Capital Tax Credit Fund Limited Partnership

	By:	Boston Capital Associates Limited Partnership, General Partner

	By:	BCA Associates Limited Partnership, General Partner

	By:	C&M Management, Inc., General Partner

Date: August 22, 2005	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of
1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

August 22, 2005	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), C&M Management Inc.; Director, President (Principal Executive Officer) BCTC Assignor Corp.

DATE:	SIGNATURE:	TITLE:

August 22, 2005	/s/ Marc N. Teal Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer), C&M Management Inc; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC Assignor Corp.