Form 10-Q
period 2005-09-30
BOSTON CAPITAL TAX CREDIT FUND LTD PARTNERSHIP
filed 2005-11-21
CIK 835095

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended September 30, 2005

                                             or

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

Yes	No	_X

Indicate by check mark whether the registrant is an accelarated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	_X

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	_X

BOSTON CAPITAL TAX CREDIT FUND LIMITED PARTNERSHIP

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2005

TABLE OF CONTENTS
FOR THE QUARTER ENDED SEPTEMBER 30, 2005

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

Cash Flows Series 4 33

Cash Flows Series 5 34

Cash Flows Series 6 35

BOSTON CAPITAL TAX CREDIT FUND LIMITED PARTNERSHIP

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2005

TABLE OF CONTENTS (CONTINUED)

Notes to Financial Statements *

Note A Organization 36

Note B Accounting *

Note C Related Party Transactions 37

Note D Investments 39

Statement of operation

Combined Statements Series 1 40

Combined Statements_Series 2 41

Combined Statements Series 3 42

Combined Statements Series 4 43

Combined Statements Series 5 44

Combined Statements Series 6 45

Note E Taxable Loss 46

Liquidity 47

Capital Resources 47

Results of Operations 48

Critical_Accounting_Policies 68

Quantitative_and_Qualitative 69

Controls_and_Procedures 69

Part II Other Information 70

Signatures 71

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

	September 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	1,008,640	3,859,352
Other assets	34,553	697,782

	$ 1,043,193	$ 4,557,134

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	11,680,129	11,921,520

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 9,800,600 issued and outstanding	(9,729,132)	(6,457,962)
General Partner	(907,804)	(906,424)
	(10,636,936)	(7,364,386)
	$ 1,043,193	$ 4,557,134

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 1

	September 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	282,395	71,069
Other assets	-	144,183

	$ 282,395	$ 215,252

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	2,716,589	2,601,652

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 1,299,900 issued and outstanding	(2,297,019)	(2,249,312)
General Partner	(137,175)	(137,088)
	(2,434,194)	(2,386,400)
	$ 282,395	$ 215,252

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 2

	September 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	157,371	535,504
Other assets	9,254	159,254

	$ 166,625	$ 694,758

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	778,739	1,202,089

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 830,300 issued and outstanding	(539,533)	(432,915)
General Partner	(72,581)	(74,416)
	(612,114)	(507,331)
	$ 166,625	$ 694,758

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 3

	September 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	220,013	431,862
Other assets	-	285,634

	$ 220,013	$ 717,496

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	3,123,437	3,178,938

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 2,882,200 issued and outstanding	(2,641,572)	(2,200,845)
General Partner	(261,852)	(260,597)
	(2,903,424)	(2,461,442)
	$ 220,013	$ 717,496

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 4

	September 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	130,257	215,822
Other assets	15,331	85,647

	$ 145,588	$ 301,469

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	2,938,740	2,884,971

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 2,995,300 issued and outstanding	(2,507,434)	(2,298,762)
General Partner	(285,718)	(284,740)
	(2,793,152)	(2,583,502)
	$ 145,588	$ 301,469

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 5

	September 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	41,723	52,994
Other assets	-	-

	$ 41,723	$ 52,994

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	386,364	369,780

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 489,900 issued and outstanding	(299,444)	(271,868)
General Partner	(45,197)	(44,918)
	(344,641)	(316,786)
	$ 41,723	$ 52,994

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 6

	September 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	176,881	2,552,101
Other assets	9,968	23,064

	$ 186,849	$ 2,575,165

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	1,736,260	1,684,090

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 1,303,000 issued and outstanding	(1,444,130)	995,740
General Partner	(105,281)	(104,665)
	(1,549,411)	891,075
	$ 186,849	$ 2,575,165

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

	2005		2004

Income
Interest income	$ 4,094		$ 1,282
Miscellaneous income	-		92,798
	4,094		94,080

Share of income (loss) from Operating Partnerships(Note D)	110,363	*	190,593	**

Expenses
Professional fees	72,276		55,952
Partnership management fees (Note C)	135,347		197,850
General and administrative fees	19,177		16,535
	226,800		270,337

NET INCOME/(LOSS)	$ (112,343)		$ 14,336

Net income (loss) allocated to assignees	$ (111,219)		$ 14,194

Net income (loss) allocated to general partner	$ (1,124)		$ 142

Net income (loss) per BAC	$ (.01)		$ (.00)

* Includes gain on sale of operating limited partnerships of $85,270, $15,125, and $9,968 for Series 1, Series 4, and Series 6 respectively.

** Includes gain on sale of operating limited partnership of $258,836 for Series 3.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,

(Unaudited)

Series 1

	2005		2004

Income
Interest income	$ 239		$ 57
Miscellaneous income	-		1,398
	239		1,455

Share of income (loss) from Operating Partnerships(Note D)	85,270	*	-

Expenses
Professional fees	11,664		9,684
Partnership management fees (Note C)	17,971		39,311
General and administrative fees	1,151		1,914
	30,786		50,909

NET INCOME/(LOSS)	$ 54,723		$ (49,454)

Net income (loss) allocated to assignees	$ 54,176		$ (48,959)

Net income (loss) allocated to general partner	$ 547		$ (495)

Net income (loss) per BAC	$ .04		$ (.04)

*Includes gain on sale of operating limited partnership of $85,270 for

Series 1.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 2

	2005	2004

Income
Interest income	$ 422	$ 5
Miscellaneous income	-	-
	422	5

Share of income (loss) from Operating Partnerships(Note D)	-	(1,768)

Expenses
Professional fees	9,412	7,463
Partnership management fees	14,494	16,375
General and administrative fees	913	1,882
	24,819	25,720

NET INCOME/(LOSS)	$ (24,397)	$ (27,483)

Net income (loss) allocated to assignees	$ (24,153)	$ (27,208)

Net income (loss) allocated to general partner	$ (244)	$ (275)

Net income (loss) per BAC	$ (.03)	$ (.03)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 3

	2005	2004

Income
Interest income	$ 834	$ 459
Miscellaneous income	-	91,400
	834	91,859

Share of income (loss) from Operating Partnerships(Note D)	-	258,836	**

Expenses
Professional fees	17,242	11,219
Partnership management fees (Note C)	32,301	51,520
General and administrative expenses	4,555	6,353
	54,098	69,092

NET INCOME/(LOSS)	$ (53,264)	$ 281,603

Net income (loss) allocated to assignees	$ (52,731)	$ 278,787

Net income (loss) allocated to general partner	$ (533)	$ 2,816

Net income (loss) per BAC	$ (.02)	$ .10

** Includes gain on sale of operating limited partnership of $258,836 for Series 3.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 4

	2005		2004

Income
Interest income	$ 468		$ 592
Miscellaneous income	-		-
	468		592

Share of income (loss) from Operating Partnerships(Note D)	15,125	*	(148,145)

Expenses
Professional fees	14,530		11,839
Partnership management fees (Note C)	37,479		46,490
General and administrative fees	1,884		2,772
	53,893		61,101

NET INCOME/(LOSS)	$ (38,300)		$ (208,654)

Net income (loss) allocated to assignees	$ (37,917)		$ (206,567)

Net income (loss) allocated to general partner	$ (383)		$ (2,087)

Net income (loss) per BAC	$ (.01)		$ (.07)

* Includes gain on sale of operating limited partnership of $15,125 for

Series 4.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 5

	2005	2004

Income
Interest income	$ 52	$ 63
Miscellaneous income	-	-
	52	63

Share of income (loss) from Operating Partnerships(Note D)	-	(1,634)

Expenses
Professional fees	7,952	6,269
Partnership management fees (Note C)	8,196	8,085
General and administrative fees	684	1,756
	16,832	16,110

NET INCOME/(LOSS)	$ (16,780)	$ (17,681)

Net income (loss) allocated to assignees	$ (16,612)	$ (17,504)

Net income (loss) allocated to general partner	$ (168)	$ (177)

Net income (loss) per BAC	$ (.03)	$ (.04)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 6

	2005		2004

Income
Interest income	$ 2,079		$ 106
Miscellaneous income	-		-
	2,079		106

Share of income (loss) from Operating Partnerships(Note D)	9,968	*	83,304

Expenses
Professional fees	11,476		9,478
Partnership management fees (Note C)	24,906		36,069
General and administrative expenses	9,990		1,858
	46,372		47,405

NET INCOME/(LOSS)	$ (34,325)		$ 36,005

Net income (loss) allocated to assignees	$ (33,982)		$ 35,645

Net income (loss) allocated to general partner	$ (343)		$ 360

Net income (loss) per BAC	$ (.03)		$ .03

* Includes gain on sale of operating limited partnership of $9,968 for

Series 6.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

	2005		2004

Income
Interest income	$ 9,034		$ 5,372
Miscellaneous income	-		102,780
	9,034		108,152

Share of income (loss) from Operating Partnerships(Note D)	334,142	*	117,253	**

Expenses
Professional fees	97,846		74,289
Partnership management fees (Note C)	271,328		378,083
General and administrative fees	111,964		66,675
	481,138		519,047

NET GAIN/(LOSS)	$ (137,962)		$ (293,642)

Net income (loss) allocated to assignees	$ (136,582)		$ (290,706)

Net income (loss) allocated to general partner	$ (1,380)		$ (2,936)

Net income (loss) per BAC	$ (.01)		$ (.03)

* Includes gain on sale of operating limited partnerships of $85,270, $223,779, $15,125, and $9,968 for Series 1, Series 2, Series 4, and Series 6 respectively.

** Includes gain on sale of operating limited partnership of $258,836 for Series 3.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 1

	2005		2004

Income
Interest income	$ 404		$ 115
Miscellaneous income	-		1,398
	404		1,513

Share of income (loss) from Operating Partnerships(Note D)	85,270	*	-

Expenses
Professional fees	15,985		13,029
Partnership management fees (Note C)	48,330		77,737
General and administrative fees	30,022		3,806
	94,337		94,572

NET GAIN/(LOSS)	$ (8,663)		$ (93,059)

Net income (loss) allocated to assignees	$ (8,576)		$ (92,128)

Net income (loss) allocated to general partner	$ (87)		$ (931)

Net income (loss) per BAC	$ (.01)		$ (.07)

* Includes gain on sale of operating limited partnership of $85,270 for Series 1.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 2

	2005		2004

Income
Interest income	$ 1,002		$ 10
Miscellaneous income	-		150
	1,002		160

Share of income (loss) from Operating Partnerships(Note D)	223,779	*	1,155

Expenses
Professional fees	12,470		9,319
Partnership management fees	20,843		29,812
General and administrative fees	8,009		3,077
	41,322		42,208

NET GAIN/(LOSS)	$ 183,459		$ (40,893)

Net income (loss) allocated to assignees	$ 181,624		$ (40,484)

Net income (loss) allocated to general partner	$ 1,835		$ (409)

Net income (loss) per BAC	$ .22		$ (.05)

* Includes gain on sale of operating limited partnership of $223,779 for Series 2.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 3

	2005	2004

Income
Interest income	$ 1,737	$ 3,631
Miscellaneous income	-	100,301
	1,737	103,932

Share of income (loss) from Operating Partnerships(Note D)	-	258,836	**

Expenses
Professional fees	23,502	16,169
Partnership management fees (Note C)	61,802	93,992
General and administrative expenses	41,976	18,602
	127,280	128,763

NET GAIN/(LOSS)	$ (125,543)	$ 234,005

Net income (loss) allocated to assignees	$ (124,288)	$ 231,665

Net income (loss) allocated to general partner	$ (1,255)	$ 2,340

Net income (loss) per BAC	$ (.04)	$ .08

** Includes gain on sale of operating limited partnership of $258,836 for   Series 3.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 4

	2005		2004

Income
Interest income	$ 949		$ 1,280
Miscellaneous income	-		-
	949		1,280

Share of income (loss) from Operating Partnerships(Note D)	15,125	*	(261,731)

Expenses
Professional fees	19,842		15,799
Partnership management fees (Note C)	74,958		90,766
General and administrative fees	19,079		35,730
	113,879		142,295

NET GAIN/(LOSS)	$ (97,805)		$ (402,746)

Net income (loss) allocated to assignees	$ (96,827)		$ (398,719)

Net income (loss) allocated to general partner	$ (978)		$ (4,027)

Net income (loss) per BAC	$ (.03)		$ (.13)

* Includes gain on sale of operating limited partnership of $15,125 for   Series 4.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 5

	2005	2004

Income
Interest income	$ 108	$ 129
Miscellaneous income	-	-
	108	129

Share of income (loss) from Operating Partnerships(Note D)	-	7,667

Expenses
Professional fees	10,622	7,769
Partnership management fees (Note C)	15,583	15,766
General and administrative fees	1,758	2,508
	27,963	26,043

NET GAIN/(LOSS)	$ (27,855)	$ (18,247)

Net income (loss) allocated to assignees	$ (27,576)	$ (18,065)

Net income (loss) allocated to general partner	$ (279)	$ (182)

Net income (loss) per BAC	$ (.06)	$ (.04)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 6

	2005		2004

Income
Interest income	$ 4,834		$ 207
Miscellaneous income	-		931
	4,834		1,138

Share of income (loss) from Operating Partnerships(Note D)	9,968	*	111,326

Expenses
Professional fees	15,425		12,204
Partnership management fees (Note C)	49,812		70,010
General and administrative expenses	11,120		2,952
	76,357		85,166

NET GAIN/(LOSS)	$ (61,555)		$ 27,298

Net income (loss) allocated to assignees	$ (60,939)		$ 27,025

Net income (loss) allocated to general partner	$ (616)		$ 273

Net income (loss) per BAC	$ (.05)		$ .02

* Includes gain on sale of operating limited partnership of $9,968 for   Series 6.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30,
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2005	$ (6,457,962)	$ (906,424)	$ (7,364,386)

Distributions	(3,134,588)	-	(3,134,588)

Net income (loss)	(136,582)	(1,380)	(137,962)

Partners' capital (deficit), September 30, 2005	$ (9,729,132)	$ (907,804)	$(10,636,936)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30,
(Unaudited)

	Assignees	General Partner	Total
Series 1
Partners' capital (deficit) April 1, 2005	$(2,249,312)	$ (137,088)	$(2,386,400)

Distributions	(39,131)	-	(39,131)

Net income (loss)	(8,576)	(87)	(8,663)

Partners' capital (deficit) September 30, 2005	$(2,297,019)	$ (137,175)	$(2,434,194)

Series 2
Partners' capital (deficit) April 1, 2005	$ (432,915)	$ (74,416)	$ (507,331)

Distributions	(288,242)	-	(288,242)

Net income (loss)	181,624	1,835	183,459

Partners' capital (deficit) September 30, 2005	$ (539,533)	$ (72,581)	$ (612,114)

The accompanying notes are an integral part of these statements.

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30,
(Unaudited)

	Assignees	General Partner	Total
Series 3
Partners' capital (deficit) April 1, 2005	$(2,200,845)	$ (260,597)	$(2,461,442)

Distributions	(316,439)	-	(316,439)

Net income (loss)	(124,288)	(1,255)	(125,543)

Partners' capital (deficit) September 30, 2005	$(2,641,572)	$ (261,852)	$(2,903,424)

Series 4
Partners' capital (deficit) April 1, 2005	$(2,298,762)	$ (284,740)	$(2,583,502)

Distributions	(111,845)	-	(111,845)

Net income (loss)	(96,827)	(978)	(97,805)

Partners' capital (deficit), September 30, 2005	$(2,507,434)	$ (285,718)	$(2,793,152)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30,
(Unaudited)

	Assignees	General Partner	Total
Series 5
Partners' capital (deficit) April 1, 2005	$ (271,868)	$ (44,918)	$ (316,786)

Distributions	-	-	-

Net income (loss)	(27,576)	(279)	(27,855)

Partners' capital (deficit), September 30, 2005	$ (299,444)	$ (45,197)	$ (344,641)

Series 6
Partners' capital (deficit) April 1, 2005	$ 995,740	$ (104,665)	$ 891,075

Distributions	(2,378,931)	-	(2,378,931)

Net income (loss)	(60,939)	(616)	(61,555)

Partners' capital (deficit), September 30, 2005	$(1,444,130)	$ (105,281)	$(1,549,411)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS
Six Months Ended September 30,
(Unaudited)

	2005	2004
Cash flows from operating activities:

Net Income (Loss)	$ (137,962)	$ (293,642)
Adjustments
Distributions from Operating Partnerships	-	13,765
Amortization	-	-
Share of (Income) Loss from Operating Partnerships	(334,142)	(117,253)
Changes in assets and liabilities
Increase (Decrease) in accounts payable affiliates	(241,391)	234,248
Decrease (Increase) in other assets	663,229	(35,000)

Net cash (used in) provided by operating activities	(50,266)	(197,882)

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	334,142	258,836

Net cash (used in) provided by investing activity	334,142	258,836

Cash flows from financing activity:

Distributions	(3,134,588)	(1,713,156)

Net cash (used in) provided by financing activity	(3,134,588)	(1,713,156)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,850,712)	(1,652,202)

Cash and cash equivalents, beginning	3,859,352	2,321,739

Cash and cash equivalents, ending	$ 1,008,640	$ 669,537

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 1

	2005	2004
Cash flows from operating activities:

Net Income (Loss)	$ (8,663)	$ (93,059)
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	-	-
Share of (Income) Loss from Operating Partnerships	(85,270)	-
Changes in assets and liabilities
Increase (Decrease) in accounts payable affiliates	114,937	85,609
Decrease (Increase) in other assets	144,183	-

Net cash (used in) provided by operating activities	165,187	(7,450)

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	85,270	-

Net cash (used in) provided by investing activity	85,270	-

Cash flows from financing activity:

Distributions	(39,131)	-

Net cash (used in) provided by financing activity	(39,131)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	211,326	(7,450)

Cash and cash equivalents, beginning	71,069	57,437

Cash and cash equivalents, ending	$ 282,395	$ 49,987

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 2

	2005	2004
Cash flows from operating activities:

Net Income (Loss)	$ 183,459	$ (40,893)
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	-	-
Share of (Income) Loss from Operating Partnerships	(223,779)	(1,155)
Changes in assets and liabilities
Increase (Decrease) in accounts payable affiliates	(423,350)	44,676
Decrease (Increase) in other assets	150,000	-

Net cash (used in) provided by operating activities	(313,670)	2,628

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	223,779	-

Net cash (used in) provided by investing activity	223,779	-

Cash flows from financing activity:

Distributions	(288,242)	-

Net cash (used in) provided by financing activity	(288,242)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(378,133)	2,628

Cash and cash equivalents, beginning	535,504	4,947

Cash and cash equivalents, ending	$ 157,371	$ 7,575

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 3

	2005	2004
Cash flows from operating activities:

Net Income (Loss)	$ (125,543)	$ 234,005
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	-	-
Share of (Income) Loss from Operating Partnerships	-	(258,836)
Changes in assets and liabilities
Increase (Decrease) in accounts payable affiliates	(55,501)	(25,932)
Decrease (Increase) in other assets	285,634	(28,700)

Net cash (used in) provided by operating activities	104,590	(79,463)

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	-	258,836

Net cash (used in) provided by investing activity	-	258,836

Cash flows from financing activity:

Distributions	(316,439)	(1,593,159)

Net cash (used in) provided by financing activity	(316,439)	(1,593,159)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(211,849)	(1,413,786)

Cash and cash equivalents, beginning	431,862	1,678,100

Cash and cash equivalents, ending	$ 220,013	$ 264,314

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 4

	2005	2004
Cash flows from operating activities:

Net Income (Loss)	$ (97,805)	$ (402,746)
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	-	-
Share of (Income) Loss from Operating Partnerships	(15,125)	261,731
Changes in assets and liabilities
Increase (Decrease) in accounts payable affiliates	53,769	40,639
Decrease (Increase) in other assets	70,316	(6,300)

Net cash (used in) provided by operating activities	11,155	(106,676)

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	15,125	-

Net cash (used in) provided by investing activity	15,125	-

Cash flows from financing activity:

Distributions	(111,845)	(119,997)

Net cash (used in) provided by financing activity	(111,845)	(119,997)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(85,565)	(226,673)

Cash and cash equivalents, beginning	215,822	419,938

Cash and cash equivalents, ending	$ 130,257	$ 193,265

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 5

	2005	2004
Cash flows from operating activities:

Net Income (Loss)	$ (27,855)	$ (18,247)
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	-	-
Share of (Income) Loss from Operating Partnerships	-	(7,667)
Changes in assets and liabilities
Increase (Decrease) in accounts payable affiliates	16,584	16,362
Decrease (Increase) in other assets	-	-

Net cash (used in) provided by operating activities	(11,271)	(9,552)

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	-	-

Net cash (used in) provided by investing activity	-	-

Cash flows from financing activity:

Distributions	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,271)	(9,552)

Cash and cash equivalents, beginning	52,994	66,335

Cash and cash equivalents, ending	$ 41,723	$ 56,783

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 6

	2005	2004
Cash flows from operating activities:

Net Income (Loss)	$ (61,555)	$ 27,298
Adjustments
Distributions from Operating Partnerships	-	13,765
Amortization	-	-
Share of (Income) Loss from Operating Partnerships	(9,968)	(111,326)
Changes in assets and liabilities
Increase (Decrease) in accounts payable affiliates	52,170	72,894
Decrease (Increase) in other assets	13,096	-

Net cash (used in) provided by operating activities	(6,257)	2,631

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	9,968	-

Net cash (used in) provided by investing activity	9,968	-

Cash flows from financing activity:

Distributions	(2,378,931)	-

Net cash (used in) provided by financing activity	(2,378,931)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,375,220)	2,631

Cash and cash equivalents, beginning	2,552,101	94,982

Cash and cash equivalents, ending	$ 176,881	$ 97,613

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS
September 30, 2005

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
September 30, 2005
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of September 30, 2005 for the three and six months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Partnership in acquiring the investments in Operating Partnerships are capitalized to the investment account. The Partnership's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's Annual Report on Form 10-K.

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings LP, Boston Capital Partners, Inc. and Boston Capital Asset Management Limited Partnership.

Accounts payable - affiliates at September 30, 2005 and 2004 represents accrued general and administrative expenses, accrued partnership management fees, and advances from an affiliate of the general partner, which are payable to Boston Capital Holdings LP, and Boston Capital Asset Management Limited Partnership.

General and administrative expenses incurred by Boston Capital Holdings LP, and Boston Capital Asset Management Limited Partnership were charged to each series' operations for the quarters ended September 30, 2005 and 2004 as follows:

	2005	2004
Series 1	$ 2,422	$ 756
Series 2	1,960	690
Series 3	3,645	4,696
Series 4	3,258	1,191
Series 5	1,620	657
Series 6	2,234	629

	$ 15,139	$ 8,619

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2005
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

An annual partnership management fee based on .375 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. Since reporting fees collected by the series were added to reserves and not paid to Boston Capital Asset Management LP, the amounts accrued are not net of reporting fees received. The partnership management fee accrued for the quarters ended September 30, 2005 and 2004 are as follows:

	2005	2004

Series 1	$ 34,359	$ 42,426
Series 2	14,825	16,836
Series 3	32,301	52,470
Series 4	37,479	46,490
Series 5	8,292	8,181
Series 6	24,906	36,069

	$152,162	$202,472

As of September 30, 2005, an affiliate of the general partner advanced a total of $695,245 to the Partnership to pay certain operating expenses of the Partnership, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. There were no funds advanced during the quarter ended September 30, 2005. Below is a summary, by series, of the total advances made to date.

	2005	2004
Series 1	$ 90,810	$ 90,810
Series 2	85,000	85,000
Series 3	356,920	293,172
Series 4	162,515	148,522

	$695,245	$617,504

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships.

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
September 30, 2005

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At September 30, 2005 and 2004, the Partnership had limited partnership interests in 60 and 92 Operating Partnerships, respectively, which own operating apartment complexes as follows:

Series	2005	2004
1	9	18
2	6	8
3	19	29
4	12	18
5	4	4
6	10	15

	60	92

Under the terms of the Partnership's investment in each Operating Partnership, the Partnership was required to make capital contributions to such Operating Partnerships. These contributions were payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. At September 30, 2005 and 2004, all capital contributions had been paid.

The Partnership's fiscal year ends March 31 of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the six months ended June 30, 2005.

The combined unaudited summarized statements of operations of the Operating Partnerships for the six months ended June 30, 2005 and 2004 are as follows:

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months ended June 30,
(Unaudited)

Series 1

	2005	2004

Revenues
Rental	$ 1,516,807	$ 2,602,480
Interest and other	148,634	157,753

	1,665,441	2,760,233

Expenses
Interest	447,767	580,311
Depreciation and amortization	270,361	798,538
Operating expenses	1,475,622	2,374,447
	2,193,750	3,753,296

NET LOSS	$ (528,309)	$ (993,063)

Net income (loss) allocated to Boston Capital Tax Credit Fund Limited Partnership	$ -	$ -

Net loss allocated to other Partners	$ (5,283)	$ (9,931)

Net loss suspended	$ (523,026)	$ (983,132)

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
September 30, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months ended June 30,
(Unaudited)

Series 2

	2005	2004

Revenues
Rental	$ 982,656	$ 1,024,873
Interest and other	33,796	19,241

	1,016,452	1,044,114

Expenses
Interest	117,055	128,816
Depreciation and amortization	208,664	222,118
Operating expenses	741,002	746,462
	1,066,721	1,097,396

NET LOSS	$ (50,269)	$ (53,282)

Net income (loss) allocated to Boston Capital Tax Credit Fund Limited Partnership	$ -	$ 1,155

Net loss allocated to other Partners	$ (503)	$ (533)

Net loss suspended	$ (49,766)	$ (53,904)

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
September 30, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months ended June 30,

(Unaudited)

Series 3
	2005	2004

Revenues
Rental	$ 2,031,170	$ 3,533,927
Interest and other	204,268	85,839

	2,235,438	3,619,766

Expenses
Interest	351,198	833,767
Depreciation and amortization	587,896	1,032,898
Operating expenses	1,845,047	2,575,383
	2,784,141	4,442,048

NET LOSS	$ (548,703)	$ (822,282)

Net income (loss) allocated to Boston Capital Tax Credit Fund Limited Partnership	$ -	$ -

Net loss allocated to other partners	$ (5,487)	$ (8,223)

Net loss suspended	$ (543,216)	$ (814,059)

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
September 30, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months ended June 30,
(Unaudited)

Series 4

	2005	2004

Revenues
Rental	$ 2,513,909	$ 3,269,639
Interest and other	114,025	304,699

	2,627,934	3,574,338

Expenses
Interest	721,447	967,995
Depreciation and amortization	708,422	890,229
Operating expenses	1,871,485	2,148,117
	3,301,354	4,006,341

NET LOSS	$ (673,420)	$ (432,003)

Net income (loss) allocated to Boston Capital Tax Credit Fund Limited Partnership	$ -	$ (261,731)

Net loss allocated to other Partners	$ (6,734)	$ (4,320)

Net loss suspended	$ (666,686)	$ (165,952)

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
September 30, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months ended June 30,
(Unaudited)

Series 5
	2005	2004

Revenues
Rental	$ 443,412	$ 422,500
Interest and other	21,366	16,725

	464,778	439,225

Expenses
Interest	35,643	40,122
Depreciation and amortization	113,299	113,193
Operating expenses	339,776	317,845
	488,718	471,160

NET LOSS	$ (23,940)	$ (31,935)

Net income (loss) allocated to Boston Capital Tax Credit Fund Limited Partnership	$ -	$ 7,667

Net loss allocated to other Partners	$ (239)	$ (319)

Net loss suspended	$ (23,701)	$ (39,283)

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
September 30, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months ended June 30,
(Unaudited)

Series 6
	2005	2004

Revenues
Rental	$ 1,673,022	$ 2,399,833
Interest and other	66,955	106,484

	1,739,977	2,506,317

Expenses
Interest	293,329	461,751
Depreciation and amortization	402,744	606,380
Operating expenses	1,153,923	1,483,314
	1,849,996	2,551,445

NET INCOME (LOSS)	$ (110,019)	$ (45,128)

Net income (loss) allocated to Boston Capital Tax Credit Fund Limited Partnership	$ -	$ 111,326

Net loss allocated to other Partners	$ (1,100)	$ (451)

Net loss suspended	$ (108,919)	$ (156,003)

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

September 30, 2005
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

The Partnership is currently accruing the annual partnership management fee. Partnership management fees accrued during the quarter ended September 30, 2005 were $152,162 and total partnership management fees accrued as of September 30, 2005 were $10,593,857. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Partnership receives sales or refinancing proceeds from Operating Partnerships, which will be used to satisfy such liabilities.

The Partnership has also recorded other payables to affiliates of $1,086,272. The amount consists of advances to pay certain third party operating expenses of the Partnership, advances and/or loans to Operating Partnerships, accrued overhead allocations, and sales prep fees payable. The breakout between series are $232,960 in Series 1, $132,949 in Series 2, $448,753 in Series 3, $233,141 in Series 4, and $38,469 in Series 6. These and any future advances or accruals will be paid, without interest, from available cash flow, reporting fees, or proceeds of sales or refinancing of the Partnership's interest in Operating Partnerships.

Capital Resources

The Partnership offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on August 29, 1988. The Partnership received and accepted subscriptions for $97,746,940 representing 9,800,600 BACs from investors admitted as BAC Holders in Series 1 through Series 6 of the Partnership. Offers and sales of BACs in Series 1 through Series 6 of the Partnership were completed and the last of the BACs in Series 6 were issued by the Partnership on September 29, 1989. At September 30, 2005 and 2004 the Partnership had limited partnership equity interests in 60 and 92 Operating Partnerships, respectively.

As of September 30, 2005 the Partnership had $1,008,640 remaining in cash and cash equivalents. Below is a table, which provides, by series, the equity raised, number of BACs sold, final date BACs were offered, number of properties acquired, and cash and cash equivalents. $98,623 of Series 1, $94,425 of Series 4, and $72,230 of Series 6 cash and cash equivalents represent proceeds being held from the sale of four Operating Partnerships as of September 30, 2005.
Series	Equity	BACs	Final Close Date	Number of Properties	Proceeds Remaining
1	$12,999,000	1,299,900	12/18/88	9	$ 282,395
2	8,303,000	830,300	03/30/89	6	157,371
3	28,822,000	2,882,200	03/14/89	19	220,013
4	29,788,160	2,995,300	07/07/89	12	130,257
5	4,899,000	489,900	08/22/89	4	41,723
6	12,935,780	1,303,000	09/29/89	10	176,881

	$97,746,940	9,800,600		60	$1,008,640

Results of Operations

At September 30, 2005 and 2004 the Partnership held limited partnership interests in 60 and 92 Operating Partnerships, respectively. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

The Partnership incurs an annual partnership management fee to the General Partner and/or its affiliates in an amount equal to 0.375% of the aggregate cost of the Apartment Complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid by the Operating Partnerships. The annual partnership management fee is currently being accrued. It is anticipated that outstanding fees will be repaid from sale or refinancing proceeds. The annual partnership management fee charged to operations for the quarters ended September 30, 2005 and 2004, net of reporting fees received were $135,347 and $197,850, respectively.

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

Series 1

As of September 30, 2005 and 2004, the average Qualified Occupancy for the series was 100%. The series had a total of nine properties at September 30, 2005, all of which were at 100% Qualified Occupancy.

For the period ended September 30, 2005 and 2004, Series 1 reflects net loss from Operating Partnerships of $(528,309) and $(993,063), respectively, which includes depreciation and amortization of $270,361 and $798,538, respectively.

Genesee Commons Associates (River Park Commons) is a 402-unit property located in Rochester, New York. The compliance period ended in 2003. On April 15, 2004, the Operating General Partner's interest was transferred to Conifer Reality, L.L.C., who intends to rehabilitate the 202 unit high rise building, demolish 200 townhomes and re-construct 100 market rent townhomes while re-structuring the financing of the development. Occupancy has declined to 56% as of the third quarter of 2005 and has continued to decline as management is encouraging move outs to enable a full rehabilitation of the high rise building. The 200 townhouses was originally scheduled to be bulldozed and rebuilt as 100 market rate units in 2005. However, there have been several unanticipated delays in the rehabilitation project. The Rochester Housing Authority has yet to approve the transfer of the 236 rental subsidy from the townhomes to the high rise building and many Section 8 voucher holders residing in the townhomes have refused to move out without payment. The Operating General Partner anticipates that these issues will be resolved before year-end and the demolition and rehabilitation will be postponed until 2006. Previously, we reported that a forbearance agreement (the "Agreement") had been entered into with the lender. Currently, the Operating General Partner is negotiating with the lender to extend the Agreement through March 1, 2006. In addition, the Operating General Partner is negotiating with the Department of Housing and Urban Development ("HUD") to continue the interest subsidy payment provided to the property after a restructuring of the mortgage is completed. The Investment General Partner has analyzed the various issues confronting the property and the partnership. The ILP has determined that the property will either restructure its mortgage, which will provide for taxable event or, face foreclosure in early 2006. If the property is able to restructure its mortgage the Investment Limited Partners will incur a tax liability which is greater than a foreclosure due to cancellation of debt income ("COD Income") that is anticipated. Therefore, the Operating General Partner of the Investment Limited Partnership is negotiating the transfer of the Investment Partnership interest in the partnership prior to the end of 2005 for a nominal amount to avoid the additional tax consequences of the debt restructuring.

Kingston Property Associates (Broadway East Townhouses) is a 122-unit property located in Kingston, New York. Effective July 2003, the Operating General Partner interest for Kingston Property Associates Limited Partnership sold from TFG/New York Properties, Inc. to Kingston Winn Limited Partnership. Also, the management company changed from The Finch Group to an affiliate of the new Operating General Partner, Winn Residential. The Lender and the new Operating General Partner have entered into a Forbearance Agreement, dated July 16, 2003, which prevents the Lender from filing foreclosure action or accelerating the indebtedness provided the new Operating General Partner follows the terms outlined in the agreement. To date the new Operating General Partner is in compliance with the terms of the Forbearance Agreement. The new Operating General Partner applied for an allocation of Low Income Housing Tax Credits ("LIHTCs") in 2003 but did not receive an allocation. They re-applied in March 2004 and received an allocation of LIHTCs. The new Operating General Partner resyndicated the property on August 31, 2005 at which time the ILP received the anticipated proceeds of $27,940. Annual losses generated by the Operating Partnership which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the ILP investment in the Operating Partnership to zero. Accordingly, gains on the sale of the property were recorded of $27,940 as of September 30, 2005.

Townhomes of Minnehaha, (Minnehaha Court Apartments) is a 24-unit property located in St. Paul, Minneapolis. On August 17, 2005, the Townhomes of Minnehaha sold Minnehaha Court Apartments to a non-affiliated entity for $1,360,000 and proceeds to the partnership of $102,878, which includes the return of the replacement reserve funds. Of the total proceeds received, $39,285 and $10,044 represents a reimbursement of funds previously advanced to the Operating Partnership by affiliates of the ILPs and the ILP respectively, and $16,388 is for payment of outstanding reporting fees due to an affiliate of the ILP. The remaining proceeds of $9,000 is anticipated to be paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $9,000 represents reimbursement for expenses incurred related to the sale, which includes but is not limited to legal and mailing costs. Annual losses generated by the Operating Partnership were applied against the ILP's investment in the Operating Partnership and to advances made to the Operating Partnership in accordance with the equity method of accounting. Accordingly, gains on the sale of the property were recorded of $38,205 as of September 30, 2005.

Virginia Circle Townhomes (Virginia Circle Limited Partnership) is a 16-unit property located in St. Paul, MN. On August 31, 2005, Virginia Circle Limited Partnership sold the Virginia Circle Townhomes to a non-affiliated entity for $920,000 and proceeds to the partnership of $69,468, which includes the return of the replacement reserve funds. Of the total proceeds received, $60,468 represents repayment of advances made by the ILP and an affiliate of the ILP. The remaining proceeds of $9,000 is anticipated to be paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $9,000 represents reimbursement for expenses incurred related to the sale, which includes but is not limited to legal and mailing costs. Annual losses generated by the Operating Partnership were applied against the ILP's investment in the Operating Partnership and to advances made to the Operating Partnership in accordance with the equity method of accounting. Accordingly, gains on the sale of the property were recorded of $19,125 as of September 30, 2005.

In December 2004, Boston Capital Tax Credit Fund I - Series 1 (the "ILP") sold its Investment Limited Partner interest in Bolivar Manor to the Operating General Partner for his assumption of the outstanding mortgage balance of $863,521 and proceeds to the ILP of $1. The ILP proceeds actually represented a partial payment of reporting fees due to an affiliate of the ILP and as such have not been recorded as proceeds from the sale of the Operating Partnership. Annual losses generated by the Operating Partnership which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the ILP investment in the Operating Partnership to zero. Accordingly no gain or loss on the sale of the Investment Limited Partner Interest has been recorded.

In December 2004, Boston Capital Tax Credit Fund I - Series 1 (the "ILP") sold its Investment Limited Partner interest in Conneaut Limited to the Operating General Partner for his assumption of the outstanding mortgage balance of $1,147,562 and proceeds to the ILP of $6,079. The ILP proceeds actually represented a partial payment of reporting fees due to an affiliate of the ILP and as such have not been recorded as proceeds from the sale of the Operating Partnership. Annual losses generated by the Operating Partnership which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the ILP investment in the Operating Partnership to zero. Accordingly no gain or loss on the sale of the Investment Limited Partner Interest has been recorded.

In December 2004, Boston Capital Tax Credit Fund I - Series 1 (the "ILP") sold its Investment Limited Partner interest in Geneva Limited to the Operating General Partner for his assumption of the outstanding mortgage balance of $1,163,436 and proceeds to the ILP of $6,079. The ILP proceeds actually represented a partial payment of reporting fees due to an affiliate of the ILP and as such have not been recorded as proceeds from the sale of the Operating Partnership. Annual losses generated by the Operating Partnership which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the ILP investment in the Operating Partnership to zero. Accordingly no gain or loss on the sale of the Investment Limited Partner Interest has been recorded.

Briarwood Apartments of Vero Beach (Briarwood Apartments) is a 45-unit property located in Vero Beach, FL. Occupancy at the property averaged 80% through the third quarter 2005. As a result of the hurricanes that passed through Florida in 2004 the property sustained roof damage which resulted in leaking and drywall damage in five units. Repairs to the roof and the drywall in two of the units are now complete. The drywall damage in the additional three units still needs to be repaired. Management has utilized insurance proceeds and funds from reserves to pay for repairs to date. There has been a disagreement on the extent of the roof damages between the Operating General Partner and the insurance company. The Operating General Partner has hired an attorney to negotiate with the insurance company and is anticipating that the insurance company will approve the claim for the entire damage amount. Rental income has reduced with the decrease in occupancy, and concessions that were made to residents with damaged units. Rent loss payments are being negotiated at this time with the insurance company and is expected to be released to the property in 2005.

In March 2005, Boston Capital Tax Credit Fund I - Series 1 (the "ILP") sold its interest in Inglewood Meadows, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,453,292 and proceeds to the ILP of $58,132. Of the total ILP proceeds received, $2,520 represented payment of outstanding reporting fees due to an affiliate of the ILP. Of the remaining proceeds, the net distribution to investors in the amount of $17,807 was paid during the third quarter 2005. This represents a per BAC distribution of $.014. The total return to the investors is distributed based on the number of BACS held by each investor. The remaining proceeds of $37,805 were paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $3,350 represented a fee for overseeing and managing the disposition of the property; $28,122 represents partial reimbursement for outstanding advances and asset management fees; and $6,333 represented reimbursement for expenses incurred related to the sale, which included but was not limited to legal and mailing costs. Annual losses generated by the Operating Partnership which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the disposition fee, has been recorded in the amount of $52,262 as of March 31, 2005.

In March 2005, Boston Capital Tax Credit Fund I - Series 1 (the "ILP") sold its interest in Wewahitchka, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of $697,966 and proceeds to the ILP of $27,919. Of the total ILP proceeds received, $6,655 represented payment of outstanding reporting fees due to an affiliate of the ILP. Of the remaining proceeds, the net distribution to investors in the amount of $3,520 was paid during the third quarter 2005. This represents a per BAC distribution of $.003. The total return to the investor is distributed based on the number of BACS held by each investor. The remaining proceeds of $17,744 were paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $3,350 represented a fee for overseeing and managing the disposition of the property; $8,061 represents partial reimbursement for outstanding advances and asset management fees; and $6,333 represented reimbursement for expenses incurred related to the sale, which included but was not limited to legal and mailing costs. Annual losses generated by the Operating Partnership which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the disposition fee, has been recorded in the amount of $17,914 as of March 31, 2005.

In March 2005, Boston Capital Tax Credit Fund I - Series 1 (the "ILP") sold its interest in Woodland Terrace, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,453,292 and proceeds to the ILP of $58,132. Of the total ILP proceeds received, $13,860 represented payment of outstanding reporting fees due to an affiliate of the ILP. Of the remaining proceeds, the net distribution to investors in the amount of $17,804 was paid during the third quarter 2005. This represents a per BAC distribution of $.014. The total return to the investor is distributed based on the number of BACS held by each investor. The remaining proceeds of $26,466 were paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $3,350 represented a fee for overseeing and managing the disposition of the property; $16,782 represents partial reimbursement for outstanding advances and asset management fees; and $6,334 represented reimbursement for expenses incurred related to the sale, which included but was not limited to legal and mailing costs. Annual losses generated by the Operating Partnership which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the disposition fee, has been recorded in the amount of $40,922 as of March 31, 2005.

Series 2

As of September 30, 2005 and 2004, the average Qualified Occupancy for the series was 100%. The series had a total of six properties at September 30, 2005, all of which were at 100% Qualified Occupancy.

For the period ended September 30, 2005 and 2004, Series 2 reflects net loss from Operating Partnerships of $(50,269) and $(53,282), respectively, which includes depreciation and amortization of $208,664 and $222,118, respectively.

In December 2004, Boston Capital Tax Credit Fund I - Series 2 and Boston Capital Tax Credit Fund II - Series 14 (the "ILPs") negotiated the sale of their interest in Haven Park Partners III to the Operating General Partner. The transaction closed in April of 2005 for the assumption of the outstanding mortgage balance of approximately $462,000 and proceeds to the ILPs of $979,310 ($403,912 for Series 2 and $575,398 for Series 14). Of the total proceeds received, $608,547 represents a reimbursement of funds previously advanced to the Operating Partnership by affiliates of the ILPs and $8,000 is for payment of reporting fees due to an affiliate of the ILPs. Of the remaining proceeds, the net distribution to the investors in the amount of $253,710 ($170,747 for Series 2 and $82,963 for Series 14) was paid during the third quarter 2005. This represented a per BAC distribution of $.206 and $.015 for Series 2 and 14, respectively. The total returned to the investors will be distributed based on the number of BACs held by each investor. The remaining proceeds of $109,053 are anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates. The breakdown of amounts expected to be paid to BCAMLP is as follows: $27,000 for overseeing and managing the disposition of the property; $9,000 for reimbursement of estimated expenses incurred in connection with the disposition; and $73,053 for a partial payment of outstanding Asset Management Fees due to BCAMLP. Accordingly, gains on the sale of the property were recorded by Series 2 and Series 14 of $223,779 and $102,984, respectively. The gains recorded represented the proceeds received by the ILP, net of their remaining investment balance, unreimbursed advances to the Operating Partnership and their share of the disposition fee.

In December 2004, Boston Capital Tax Credit Fund I - Series 2 and Boston Capital Tax Credit Fund II - Series 14 (the "ILPs") negotiated the sale of their interest in Haven Park Partners IV to the Operating General Partner. The transaction closed in March of 2005 for the assumption of the outstanding mortgage balance of approximately $371,700 and estimated proceeds to the ILPs of $780,579 ($298,038 for Series 2 and $482,541 for Series 14). Of the total proceeds received, $553,362 represents a reimbursement of funds previously advanced to the Operating Partnership by affiliates of the ILPs and $4,000 is for payment of outstanding reporting fees due to an affiliate of the ILP. Of the remaining proceeds, the net distribution to the investors in the amount of $156,660 ($117,495 for Series 2 and $39,165 for Series 14) was paid during the third quarter 2005. This represented a per BAC distribution of $.142 and $.007 for Series 2 and 14, respectively. The total returned to the investors is distributed based on the number of BACs held by each investor. The remaining proceeds of $66,557 are anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates. The breakdown of amounts expected to be paid to BCAMLP is as follows: $21,600 for overseeing and managing the disposition of the property; $9,000 for reimbursement of estimated expenses incurred in connection with the disposition; and $35,957 for partial payment of outstanding Asset Management Fees due to BCAMLP. Accordingly, gains on the sale of the property were recorded by Series 2 and Series 14 of $128,407 and $57,026, respectively. The gains recorded represented the proceeds received by the ILP, net of their remaining investment balance, unreimbursed advances to the Operating Partnership and their share of the disposition fee.

Series 3.

As of September 30, 2005 and 2004, the average Qualified Occupancy for the series was 100%. The series had a total of nineteen properties at September 30, 2005, all of which were at 100% Qualified Occupancy.

For the period ended September 30, 2005 and 2004, Series 3 reflects net loss from Operating Partnerships of $(548,703) and $(822,282), respectively, which includes depreciation and amortization of $587,896 and $1,032,898, respectively.

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

In an attempt to capitalize on the strong California real estate market the Operating General Partner of California Investors VI (Orchard Park) entered into an agreement to sell the property and the transaction closed in June 2003. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. Sale proceeds due to Boston Capital Tax Credit Fund I-Series 3 (BCTC I) and Boston Capital Tax Credit Fund III-Series 17 (BCTC III) after repayment of advances made to the Operating Partnership were $453,144 and $31,790, respectively. Of the proceeds received $352,768 and $24,748, for Series 3 and Series 17, respectively, was distributed to the investors in July 2004. This represented a per BAC distribution of $.122 and $.005 for Series 3 and 17, respectively. The total returned to the investors was distributed based on the number of BACs held by each investor at the time of the sale. The amounts for each series, while different in actual dollars, represent the same percentage of return to each Investment Partnership. The remaining proceeds total of $107,418 was paid to BCAMLP for fees and expenses related to the sale, and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $10,000 represents reimbursement of expenses incurred related to sale, which includes but is not limited to due diligence, legal and mailing costs; $50,000 represents a fee for overseeing and managing the disposition of the property; and $47,418 represents a partial payment of accrued asset management fees. Annual losses generated by the Operating Partnership, which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the ILP investment in the Operating Partnership to zero for Series 3 and $28,682 for Series 17. Accordingly, gains on the sale of the property were recorded by Series 3 and Series 17 of $406,422 and $3,109, respectively. The gains recorded represented the proceeds received by the ILP, net of their remaining investment balance and their share of the disposition fee.

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

In July 2004, the Investment General Partner sold its interest in Taylor Terrace for total proceeds to the Partnership of $37,836. The Investment General Partner has decided to forego collecting any fees or expense reimbursements associated with the sale and returned the entire proceeds received to the investors in September 2005. The amount distributed to the investors is $.01 per BAC. Annual losses generated by the Operating Partnership, which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the ILP investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Investment Limited Partner Interest of $37,836 was realized in the quarter ended September 30, 2004.

In the summer of 2004, the Partnership entered into a Purchase Agreement to sell Rainbow Housing. The sale closed in March 2005. After repayment of the outstanding mortgage balance of approximately $1,961,599, the proceeds to the ILP were $308,219. Of the total ILP proceeds received, $70,000 represented payment of outstanding reporting fees due to an affiliate of the ILP. Of the remaining proceeds the net distribution to investors in the amount of $90,877 was paid in September 2005. This represents a per BAC distribution of $.032. The total return to the investor is distributed based on the number of BACS held by each investor. The remaining proceeds of $147,340 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $25,000 represented a fee for overseeing and managing the disposition of the property; $113,340 represents partial reimbursement for outstanding advances and asset management fees; and $9,000 represented reimbursement for expenses incurred related to the sale, which included but was not limited to legal and mailing costs. Annual losses generated by the Operating Partnership which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the disposition fee, has been recorded in the amount of $213,217 as of March 31, 2005.

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

In July 2004, Boston Capital Tax Credit Fund I - Series 3 sold the Investment Limited Partner interest in Pedcor Investments 1988-IV, (Mann Village Apartments) to the Operating General Partner for his assumption of the outstanding mortgage balance of $4,967,272 and proceeds to the ILP of $320,000. Of the total received, $99,000 was for payment of outstanding reporting fees due to an affiliate of the Investment Partnership, and $221,000 was proceeds from the sale of the interest. Of the remaining proceeds the net distribution to investors in the amount of $85,000 was paid in September 2005. This represents a per BAC distribution of $.030. The total returned to the investors is distributed based on the number of BACs held by each investor. The remaining balance of $134,000 was paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $3,200 represents a fee for overseeing and managing the disposition of the property; $12,500 represents a reimbursement of expenses incurred which were associated with the disposition and $118,300 represents a partial payment of outstanding Asset Management Fees due to BCAMLP. Annual losses generated by the Operating Partnership, which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the ILP investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Investment Limited Partner interest of $217,800 was realized in the quarter ended December 31, 2004. The gain recorded represented the proceeds received by the ILP, net of the remaining investment balance and the disposition fee.

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

In March 2005, Boston Capital Tax Credit Fund I - Series 3 (the "ILP") sold its interest in Carriage Gate of Palatka, Ltd., to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,441,070 and proceeds to the ILP of $57,643. Of the total ILP proceeds received, $10,500 represented payment of outstanding reporting fees due to an affiliate of the ILP. Of the remaining proceeds the net distribution to investors in the amount of $21,359 was paid in September 2005. This represents a per BAC distribution of $.007. The total return to the investor is distributed based on the number of BACS held by each investor. The remaining proceeds of $25,754 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $3,350 represented a fee for overseeing and managing the disposition of the property; $16,604 represents partial reimbursement for outstanding advances and asset management fees; and $5,800 represented reimbursement for expenses incurred related to the sale, which included but was not limited to legal and mailing costs. Annual losses generated by the Operating Partnership which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the disposition fee, has been recorded in the amount of $43,793 as of March 31, 2005.

In March 2005, Boston Capital Tax Credit Fund I - Series 3 (the "ILP") sold its interest in Colony Court RRH, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,463,570 and proceeds to the ILP of $58,543. Of the total ILP proceeds received, the net distribution to the investors in the amount of $21,865 was paid in September 2005. This represents a per BAC distribution of $.008. The total return to the investor is distributed based on the number of BACS held by each investor. The remaining proceeds of $36,678 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $3,350 represented a fee for overseeing and managing the disposition of the property; $27,528 represents partial reimbursement for outstanding advances and asset management fees; and $5,800 represented reimbursement for expenses incurred related to the sale, which included but was not limited to legal and mailing costs. Annual losses generated by the Operating Partnership which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the disposition fee, has been recorded in the amount of $55,193 as of March 31, 2005.

In March 2005, Boston Capital Tax Credit Fund I - Series 3 (the "ILP") sold its interest in Lake Park, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,111,081 and proceeds to the ILP of $44,443. Of the total ILP proceeds received, the net distribution to investors in the amount of $14,395 was paid in September 2005. This represents a per BAC distribution of $.005. The total return to the investor is distributed based on the number of BACS held by each investor. The remaining proceeds of $30,048 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $3,350 represented a fee for overseeing and managing the disposition of the property; $20,898 represents partial reimbursement for outstanding advances and asset management fees; and $5,800 represented reimbursement for expenses incurred related to the sale, which included but was not limited to legal and mailing costs. Annual losses generated by the Operating Partnership which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the disposition fee, has been recorded in the amount of $41,093 as of March 31, 2005.

In March 2005, Boston Capital Tax Credit Fund I - Series 3 (the "ILP") sold its interest in Orangewood Villas, Ltd., to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,441,078 and proceeds to the ILP of $57,643. Of the total ILP proceeds received, $4,012 represented payment of outstanding reporting fees due to an affiliate of the ILP. Of the remaining proceeds, the net distribution to investors in the amount of $21,389 was paid in September 2005. This represents a per BAC distribution of $.007. The total return to the investor is distributed based on the number of BACS held by each investor. The remaining proceeds of $32,242 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $3,350 represented a fee for overseeing and managing the disposition of the property; $23,092 represents partial reimbursement for outstanding advances and asset management fees; and $5,800 represented reimbursement for expenses incurred related to the sale, which included but was not limited to legal and mailing costs. Annual losses generated by the Operating Partnership which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the disposition fee, has been recorded in the amount of $50,281 as of March 31, 2005.

In March 2005, Boston Capital Tax Credit Fund I - Series 3 (the "ILP") sold its interest in Vidalia, Ltd., to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,454,975 and proceeds to the ILP of $58,199. Of the total ILP proceeds received, $8,162 represented payment of outstanding reporting fees due to an affiliate of the ILP. Of the remaining proceeds, the net distribution to investors in the amount of $21,683 was paid in September 2005. This represents a per BAC distribution of $.008. The total return to the investor was distributed based on the number of BACS held by each investor. The remaining proceeds of $28,354 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $3,350 represented a fee for overseeing and managing the disposition of the property; $19,204 represents partial reimbursement for outstanding advances and asset management fees; and $5,800 represented reimbursement for expenses incurred related to the sale, which included but was not limited to legal and mailing costs. Annual losses generated by the Operating Partnership which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the disposition fee, has been recorded in the amount of $46,687 as of March 31, 2005.

In January 2005, Boston Capital Tax Credit Fund I - Series 3 and Series 4 and Boston Capital Tax Credit Fund II - Series 7 (the "ILP") sold its Investment Limited Partner interest in Bowditch School L.P. to the Operating General Partner for his assumption of the outstanding mortgage balance of $3,053,108 and proceeds to the ILP of $1. The ILP proceeds actually represented a partial payment of reporting fees due to an affiliate of the ILP and as such have not been recorded as proceeds from the sale of the Operating Partnership. Annual losses generated by the Operating Partnership which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the ILP investment in the Operating Partnership to zero. Accordingly no gain or loss on the sale of the Investment Limited Partner Interest has been recorded.

Series 4

As of September 30, 2005 and 2004, the average Qualified Occupancy for the series was 100%. The series had a total of twelve properties at September 30, 2005, all of which were at 100% Qualified Occupancy.

For the period ended September 30, 2005 and 2004, Series 4 reflects net loss from Operating Partnerships of $(673,420) and $(432,003), respectively, which includes depreciation and amortization of $708,422 and $890,229, respectively.

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

Of the total received, $4,500 was for payment of outstanding reporting fees due to an affiliate of the Investment Partnership, and $710,500 was proceeds from the sale of the interest. Of the sale proceeds received $504,941 was utilized to repay subordinated loans that had been made by the Investment Partnership to the Operating Partnership. The remaining sale proceeds were

$26,374 and $179,185, for Series 4 and Series 14, respectively. Of the proceeds remaining, $5,793 and $39,360, for Series 4 and Series 14, respectively, was distributed to the investors in September 2005. This represents a per BAC distribution of $.002 and $.007, for Series 4 and Series 14, respectively. The total returned to the investors is distributed based on the number of BACs held by each investor. The remaining balance of $160,406 was to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $21,450 represents a fee for overseeing and managing the disposition of the property; $9,000 represents a reimbursement of expenses incurred which were associated with the disposition and $129,956 represents a partial payment of outstanding Asset Management Fees due to BCAMLP. Annual losses generated by the Operating Partnership, which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the ILPs investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Investment Limited Partner interest of $18,137 and $179,185 for Series 5 and Series 14, respectively, was realized in the quarter ended March 31, 2004.

In February 2004, Boston Capital Tax Credit Fund I - Series 4 negotiated a sale of its Investment Limited Partner interest in Van Dyck Estates XVI-A, A California LP (Van Dyck Estates XVI-A) to the Operating General Partner for his assumption of the outstanding mortgage balance of $586,229 and proceeds to the ILP of $515,000. Of the total received, $7,500 was for payment of outstanding reporting fees due to an affiliate of the Investment Partnership, and $507,500 was proceeds from the sale of the interest. Of the sale proceeds received $360,564 was utilized to repay subordinated loans that had been made by the Investment Partnership to the Operating Partnership. The remaining sale proceeds totaled $146,936. Of the proceeds remaining, $56,815 was distributed to the investors in September 2005. This represents a per BAC distribution of $.02. The total returned to the investors was distributed based on the number of BACs held by each investor. The remaining balance of $90,121 is anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $15,450 represents a fee for overseeing and managing the disposition of the property; $9,000 represents a reimbursement of expenses incurred which were associated with the disposition and $65,671 represents a partial payment of outstanding Asset Management Fees due to BCAMLP. Annual losses generated by the Operating Partnership, which were applied against the ILP's investment in the Operating Partnership and the subordinated loans to the Operating Partnership, in accordance with the equity method of accounting, had previously reduced the ILP investment in the Operating Partnership to zero and partially offset the loan balance. Accordingly, a gain on the sale of the Investment Limited Partner Interest of $161,775 was realized in the quarter ended March 31, 2004.

In October 2004, while attempting to capitalize on the strong California real estate market, the Operating General Partner of Rosenberg Building Associates (Rosenberg Apartments) entered into an agreement to sell the property and the transaction closed in the first quarter of 2005. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. After repayment of the outstanding mortgage balance of approximately $1,699,801, and payments of outstanding fees due to the Managing and Operating General Partners of $61,748 and $173,500 respectively, proceeds to the Investment Limited Partners were $1,508,640. Of the Investment Limited Partner proceeds received: $120,086 represents re-payment of outstanding loans made to the Operating Partnership; and $76,251 represents payment of outstanding investor service fees. The remaining proceeds of $1,312,303 were paid to the Investment Limited Partnerships, BCTC I Series 4 and Series 6 and BCTC II Series 7 and Series 14, in accordance with their contributions to the Operating Partnership and the terms of the Operating Partnership agreement. The amount paid to each Series is as follows: Series 4 $138,130, Series 6 $91,034, Series 7 $318,139 and Series 14 $765,000. Series 4, Series 6, Series 7 and Series 14 will use $43,705, $28,804, $100,662 and $233,948, respectively, of their proceeds to pay outstanding asset management fees due to an affiliate of the Investment Partnership. In August 2005 additional sale proceeds of $59,929 were received and were allocated to Series 4, Series 6, and Series 7 as follows: $15,125 to Series 4, $9,968 to Series 6, and $34,836 to Series 7. Of the initial and additional sales proceeds, it is estimated that approximately $109,550, $72,198, $252,313 and $531,052, for Series 4, Series 6, Series 7, and Series 14, respectively, will be distributed to the investors, or used to pay non-resident tax withholdings requirements of the State of California. Provided that this is the actual amount distributed, the investor per BAC distribution will be $.037, $.055, $.244, and $.095, for Series 4, Series 6, Series 7, and Series 14, respectively. A gain/(loss) on the sale of the Investment Limited Partner Interest of ($645,692), ($348,936), $318,139, and $288,349, for Series 4, Series 6, Series 7, and Series 14, respectively, was realized in the quarter ended March 31, 2005. An additional gain on the sale of the Investment Limited Partner Interest of $15,125, 9,968, and $34,836, for Series 4, Series 6, and Series 7, respectively, was realized in the quarter ended September 30, 2005. The gain/(loss) recorded represented the proceeds received by the ILP, net of their remaining investment balance and their share of the disposition fee.

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

In March 2004, Boston Capital Tax Credit Fund I - Series 4 negotiated a sale of its Investment Limited Partner interest in Topeka Residential Fund Three L.P. (Highland Village Duplexes) to the Operating General Partner for total proceeds to the Investment Limited Partnership of $14,500. Of the total received $2,000 actually was for payment of an outstanding reporting fees and $12,500 was proceeds from the sale of the interest. Of the total proceeds $4,000 was paid to BCAMLP for fees and expenses related to the sale. Of the proceeds received $8,500 was distributed to the investors in September 2005. This represents a per BAC distribution of $.003. Annual losses generated by the Operating Partnership, which were applied against the ILP's investment in the Operating Partnership, in accordance with the equity method of accounting, had previously reduced the ILP investment in the Operating Partnership to zero. A gain on the sale of the Investment Limited Partner Interest of $12,500 was realized in the quarter ended March 31, 2004.

Clearview Apartments, LP, (Clear View Apartments) is a 24-unit deal located in Monte Vista, Colorado. At the end of the 2004 occupancy was 79.17% and has increased slightly to 83% through the third quarter of 2005. The property suffers from lack of rental assistance and a qualified applicant pool. The current management staff maintains contact with the housing authority as part of its marketing efforts as well as placement of advertising in local papers and distribution of flyers in the area. The Operating General Partner was unsuccessful in its attempt to obtain additional rental assistance from Rural Development. The property continues to meet current obligations and is anticipated to operate slightly above breakeven for 2005. The tax credit period for this development expired in December 2004 with no extended use provisions. The property has adjusted the rents to reflect the change in program participation but is still subjected to RD loan restrictions. An offer to purchase the property is being reviewed by the Operating General Partner.

Pedcor Investments 1988-VI, Limited Partnership (Thompson Village) is a 240-unit property located in Indianapolis, Indiana. Average occupancy through year-end was 89% and the property is operating above breakeven. In December 2004, the Investment Partnership entered into an Assignment and Assumption Agreement of Partnership Interest to transfer its interest in the Operating Partnership to the Operating General Partner. The sale of the Investment Limited Partnership's interest occurred in the first quarter of 2005. After repayment of the outstanding mortgage balance of approximately $5,235,047 the proceeds to the Investment Limited Partnership were $10, with a net distribution to the investors of zero. The proceeds of $10 are anticipated to be paid to affiliated entities of BCAMLP for reimbursement for costs incurred during the investment period. A loss on the transfer of the Investment Limited Partnership of $52,832 representing the proceeds received by the ILP, net of their remaining investment balance was recorded in the quarter ended March 31, 2005.

In February 2005 Landmark Limited executed an Option Agreement (the "Agreement") to sell the Landmark Apartments to an affiliated entity for $4,100,000. In June of 2005, the Agreement was modified and the price increased to $4,379,300 and proceeds to the ILP of $1,241,340. The sale is expected to occur in the fourth quarter of 2005. Of the total ILP proceeds anticipated, $265,427 represents payment of outstanding reporting fees due to an affiliate of the ILP. Of the remaining proceeds, the net distribution to investors is anticipated to be approximately $813,223. This represents a per BAC distribution of $.27. The total return to the investor will be distributed based on the number of BACS held by each investor. The remaining proceeds of $162,690 is anticipated to be paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $65,690 represents a fee for overseeing and managing the disposition of the property; $36,000 represents payment for outstanding asset management fees; and $61,000 represents reimbursement for expenses incurred related to the sale, which includes but is not limited to legal and mailing costs.

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

In March 2005, Boston Capital Tax Credit Fund I - Series 4 (the "ILP") sold its interest in Greenwood Terrace, Ltd., to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,055,120 and proceeds to the ILP of $42,205. Of the total ILP proceeds received, $5,885 represented payment of outstanding reporting fees due to an affiliate of the ILP. Of the remaining proceeds, the net distribution in the amount of $20,000 was paid in September 2005. This represents a per BAC distribution of $.007. The total return to the investor was distributed based on the number of BACS held by each investor. The remaining proceeds of $16,320 waspaid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $3,350 represented a fee for overseeing and managing the disposition of the property; $5,970 represents partial reimbursement for outstanding advances and asset management fees; and $7,000 represented reimbursement for expenses incurred related to the sale, which included but was not limited to legal and mailing costs. Annual losses generated by the Operating Partnership which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the disposition fee, has been recorded in the amount of $32,970 as of March 31, 2005.

In March 2005, Boston Capital Tax Credit Fund I - Series 4 (the "ILP") sold its interest in Monticello, Ltd., to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,080,904 and proceeds to the ILP of $43,236. Of the total ILP proceeds received, the net distribution to investors in the amount of $20,741 was paid in September 2005. This represents a per BAC distribution of $.007. The total return to the investor was distributed based on the number of BACS held by each investor. The remaining proceeds of $22,495 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $3,350 represented a fee for overseeing and managing the disposition of the property; $12,145 represents partial reimbursement for outstanding advances and asset management fees; and $7,000 represented reimbursement for expenses incurred related to the sale, which included but was not limited to legal and mailing costs. Annual losses generated by the Operating Partnership which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the disposition fee, has been recorded in the amount of $39,886 as of March 31, 2005.

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

New Grand Hotel Associates Limited Partnership (New Grand Apartments) is an 80-unit Historic Rehab property located in Salt Lake City, Utah. The property underwent a substantial rehab for use as low-income residential housing pursuant to the HUD Section 8 Moderate Rehabilitation Program. The property has been operating under a HAP contract providing rental subsidies. In April 2005 the HAP contract expired, and was subsequently renewed for an additional one-year term. When renewed, the contract rent decreased by $55 per unit per month. This results in an annual loss of income of approximately $52,000. Since May the property has operated below breakeven, and has funded deficits by accruing payables, and management fees. Management has requested a rent increase from HUD, and has requested withdrawals from an operating reserve held by the lender. The Investment General Partner will continue to monitor this situation.

Series 5

As of September 30, 2005 and 2004, the average Qualified Occupancy for the series was 100%. The series had a total of four properties at September 30, 2005, all of which were at 100% Qualified Occupancy.

For the period ended September 30, 2005 and 2004, Series 5 reflects net loss from Operating Partnerships of $(23,940) and $(31,935), respectively, which includes depreciation and amortization of $113,299 and $113,193, respectively.

TKO Investment Properties V (Heather Ridge Apartments) is a 56-unit family property located in Redding, California. Average occupancy through the second quarter of 2005 was 99%. The audited financial statements show that the property operated below break-even in 2004; however, 2005 operations have improved and the property is now operating above break-even. Management has been able to reduce utilities and maintenance expenses, and to help meet other operating expenses, the Operating General Partner (also the Management Agent) is accruing management fees. Tax, insurance, and mortgage payments are all current. The Investment General Partner will continue to monitor the property until operations have stabilized. The compliance period ended in December 2004.

In February 2004, Boston Capital Tax Credit Fund I - Series 5 and Boston Capital Tax Credit Fund II - Series 14 negotiated a sale of their Investment Limited Partner interests in Glenhaven Park Partners (Glenhaven Estates) to the Operating General Partner. After repayment of the outstanding mortgage balance of approximately $43,040 the proceeds to the ILPs were $28,760. Of the proceeds $6,000 actually was for payment of outstanding reporting fees and $22,760 were proceeds from the sale of the interests. The total sale proceeds received were used to repay subordinated loans that had been made by Boston Capital Tax Credit Fund II-Series 14. Total outstanding subordinated loans and advances made by Series 5 and Series 14 exceeded the repayment by $10,742 and $156,940 for Series 5 and Series 14, respectively. The unpaid loans and advances were written off and included in the loss on the sale of the Operating Partnership for Series 5 and Series 14 as of March 31, 2004.

Series 6

As of September 30, 2005 and 2004, the average Qualified Occupancy for the series was 100%. The series had a total of ten properties at September 30, 2005, all of which were at 100% Qualified Occupancy.

For the period ended September 30, 2005 and 2004, Series 6 reflects net loss from Operating Partnerships of $(110,019) and $(45,128), respectively, which includes depreciation and amortization of $402,744 and $606,380, respectively.

Socorro Properties, Limited Partnership, (Los Pueblos Apartments) located in Socorro, New Mexico, operated below breakeven throughout 2004 and the first quarter of 2005. The primary reason for its negative cash flow is low occupancy, which averaged 80.5% for 2004 and 79% for the first quarter of 2005. In July 2004, the on-site manager was replaced. The new manager did not perform as anticipated and was terminated in December 2004. The management company allocated extra personnel to the property during the new manager search. A new on-site manager was hired in the first quarter of 2005; occupancy improved to 94% by the end of March 2005 and was 94% through the end of the third quarter 2005. This increase in occupancy allowed the property to operate above breakeven for the second and third quarter. Due to the property's improved operations, the property will no longer be included in the quarterly reporting.

In January of 2005, Boston Capital Tax Credit Fund I - Series 6 (the "ILP") sold its interest in Sherburne Senior Housing to the Operating General Partner for his assumption of the outstanding mortgage balance of $1,280,504 and proceeds of $17,301. Of this amount, the net distribution to the investors will be approximately $10,000. This represents a per BAC distribution of $.008. The total return to the investor will be distributed based on the number of BACs held by each investor. The remaining proceeds of $7,301 is anticipated to be paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. Annual losses generated by the Operating Partnership which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the disposition fee, has been recorded in the amount of $17,301 as of March 31, 2005.

Auburn Trace Limited (Auburn Trace) is a 256 unit property located in Delray Beach, Florida that operated above breakeven in the first quarter of 2005, even though there was significant roof damage from the hurricanes that hit Florida in the third quarter of 2004. Although the property was sufficiently insured, the insurance carrier imposed a large deductible. The Operating General Partner has been approved for a loan from the Small Business Administration at minimal interest to cover the deductible. The proceeds from this loan were received in the second quarter of 2005. The Investment Limited Partner has begun discussion and preliminary negotiations with the General Partner for disposition of the property after the compliance period ends in December 2005. A purchase and sale agreement is anticipated to be signed in the fourth quarter of 2005 where the General Partner will purchase the Investment Limited Partnership interest in Auburn Trace. As operations have remained stable special disclosure will no longer be reported on this Operating Partnership. The mortgage, property taxes, and insurance are current.

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

In July 2004, the Operating General Partner of Columbia Park Associates entered into an agreement to sell the property and the transaction closed in December 2004. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. After repayment of the outstanding mortgage balances of approximately $1,397,779, the proceeds to the ILP were $2,738,413. Of the total received after payment of the mortgage, $5,000 represents payment of outstanding reporting fees. Of the remaining proceeds, $354,481 is anticipated to be paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $65,000 represents a fee for overseeing and managing the disposition of the property; $280,481 represents partial reimbursement for outstanding asset management fees; and $9,000 represents reimbursement for expenses incurred related to the sale, which includes but is not limited to legal and mailing costs. Of the proceeds received $2,378,932 was distributed to the investors in September 2005. This represents a per BAC distribution amount of $1.826. A loss on the sale of the Investment Limited Partnership of $671,784 representing the proceeds received by the ILP, net of their remaining investment balance and their share of the disposition fee was recorded in the quarter ended December 31, 2004.

In December 2004, BCTC Fund I - Series 6 (the "ILP") negotiated the sale of its Investment Limited Partner interest in Holland West Limited Partnership to the Operating General Partner. The sale of the ILP's interest is expected to occur in the third quarter of 2006. After repayment of the outstanding mortgage balances of approximately $1,664,604, the proceeds to the ILP are estimated to be $1,044,201. Of the proceeds anticipated, $7,500 is for the payment of outstanding reporting fees and $1,036,701 is the estimated payment for the sale of the ILP's interest. It is estimated that $656,816 will be distributed to the investors. Provided this is the actual amount distributed, the investor per BAC distribution will be $.504. The total returned to the investors will be distributed based on the number of BACs held by each investor. The remaining proceeds of $379,885 are anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates. The breakdown of amount to be paid to BCAMLP is as follows: $48,171 for overseeing and managing the disposition of the property; $60,835 represents a reimbursement of estimated expenses incurred in connection with the disposition and $270,879 represents payment of outstanding Asset Management Fees due to BCAMLP.

In October 2004, while attempting to capitalize on the strong California real estate market, the Operating General Partner of Rosenberg Building Associates (Rosenberg Apartments) entered into an agreement to sell the property and the transaction closed in the first quarter of 2005. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. After repayment of the outstanding mortgage balance of approximately $1,699,801, and payments of outstanding fees due to the Managing and Operating General Partners of $61,748 and $173,500 respectively, proceeds to the Investment Limited Partners were $1,508,640. Of the Investment Limited Partner proceeds received: $120,086 represents re-payment of outstanding loans made to the Operating Partnership; and $76,251 represents payment of outstanding investor service fees. The remaining proceeds of $1,312,303 were paid to the Investment Limited Partnerships, BCTC I Series 4 and Series 6 and BCTC II Series 7 and Series 14, in accordance with their contributions to the Operating Partnership and the terms of the Operating Partnership agreement. The amount paid to each Series is as follows: Series 4 $138,130, Series 6 $91,034, Series 7 $318,139 and Series 14 $765,000. Series 4, Series 6, Series 7 and Series 14 will use $43,705, $28,804, $100,662 and $233,948, respectively, of their proceeds to pay outstanding asset management fees due to an affiliate of the Investment Partnership. In August 2005 additional sale proceeds of $59,929 were received and were allocated to Series 4, Series 6, and Series 7 as follows: $15,125 to Series 4, $9,968 to Series 6, and $34,836 to Series 7. Of the initial and additional sales proceeds, it is estimated that approximately $109,550, $72,198, $252,313 and $531,052, for Series 4, Series 6, Series 7, and Series 14, respectively, will be distributed to the investors, or used to pay non-resident tax withholdings requirements of the State of California. Provided that this is the actual amount distributed, the investor per BAC distribution will be $.037, $.055, $.244, and $.095, for Series 4, Series 6, Series 7, and Series 14, respectively. A gain/(loss) on the sale of the Investment Limited Partner Interest of ($645,692), ($348,936), $318,139, and $288,349, for Series 4, Series 6, Series 7, and Series 14, respectively, was realized in the quarter ended March 31, 2005. An additional gain on the sale of the Investment Limited Partner Interest of $15,125, 9,968, and $34,836, for Series 4, Series 6, and Series 7, respectively, was realized in the quarter ended September 30, 2005. The gain/(loss) recorded represented the proceeds received by the ILP, net of their remaining investment balance and their share of the disposition fee.

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

There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended September 30, 2005 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

Boston Capital Tax Credit Fund Limited Partnership

	By:	Boston Capital Associates Limited Partnership, General Partner

	By:	BCA Associates Limited Partnership, General Partner

	By:	C&M Management, Inc., General Partner

Date: November 21, 2005	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of
1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

November 21, 2005	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), C&M Management Inc.; Director, President (Principal Executive Officer) BCTC Assignor Corp.

DATE:	SIGNATURE:	TITLE:

November 21, 2005	/s/ Marc N. Teal Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer), C&M Management Inc; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC Assignor Corp.