Form 10-Q
period 2005-12-31
BOSTON CAPITAL TAX CREDIT FUND LTD PARTNERSHIP
filed 2006-02-21
CIK 835095

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended December 31, 2005

                                             or

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

Yes [ ] No [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer[ ] Accelerated filer[ ] Non-accelerated filer[ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

BOSTON CAPITAL TAX CREDIT FUND LIMITED PARTNERSHIP

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2005

TABLE OF CONTENTS
FOR THE QUARTER ENDED DECEMBER 31, 2005

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

Cash Flows Series 4 33

Cash Flows Series 5 34

Cash Flows Series 6 35

BOSTON CAPITAL TAX CREDIT FUND LIMITED PARTNERSHIP

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2005

TABLE OF CONTENTS (CONTINUED)

Notes to Financial Statements *

Note A Organization 36

Note B Accounting *

Note C Related Party Transactions 37

Note D Investments 39

Statement of operation

Combined Statements Series 1 40

Combined Statements_Series 2 41

Combined Statements Series 3 42

Combined Statements Series 4 43

Combined Statements Series 5 44

Combined Statements Series 6 45

Note E Taxable Loss 46

Liquidity 47

Capital Resources 47

Results of Operations 48

Principal_Accounting_Policies 69

Quantitative_and_Qualitative 71

Controls_and_Procedures 71

Part II Other Information 72

Signatures 73

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

	December 31, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	1,646,045	3,859,352
Other assets	59,460	697,782

	$ 1,705,505	$ 4,557,134

LIABILITIES

Accounts payable	$ 61,000	$ -
Accounts payable affiliates (note C)	11,204,264	11,921,520

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 9,800,600 issued and outstanding	(8,662,727)	(6,457,962)
General Partner	(897,032)	(906,424)
	(9,559,759)	(7,364,386)
	$ 1,705,505	$ 4,557,134

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 1

	December 31, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	84,739	71,069
Other assets	-	144,183

	$ 84,739	$ 215,252

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	2,532,538	2,601,652

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 1,299,900 issued and outstanding	(2,310,488)	(2,249,312)
General Partner	(137,311)	(137,088)
	(2,447,799)	(2,386,400)
	$ 84,739	$ 215,252

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 2

	December 31, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	162,886	535,504
Other assets	9,254	159,254

	$ 172,140	$ 694,758

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	795,207	1,202,089

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 830,300 issued and outstanding	(550,376)	(432,915)
General Partner	(72,691)	(74,416)
	(623,067)	(507,331)
	$ 172,140	$ 694,758

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 3

	December 31, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	259,956	431,862
Other assets	-	285,634

	$ 259,956	$ 717,496

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	3,130,137	3,178,938

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 2,882,200 issued and outstanding	(2,608,661)	(2,200,845)
General Partner	(261,520)	(260,597)
	(2,870,181)	(2,461,442)
	$ 259,956	$ 717,496

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 4

	December 31, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	972,639	215,822
Other assets	50,206	85,647

	$ 1,022,845	$ 301,469

LIABILITIES

Accounts payable	$ 61,000	$ -
Accounts payable affiliates (note C)	2,650,205	2,884,971

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 2,995,300 issued and outstanding	(1,413,690)	(2,298,762)
General Partner	(274,670)	(284,740)
	(1,688,360)	(2,583,502)
	$ 1,022,845	$ 301,469

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 5

	December 31, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	39,740	52,994
Other assets	-	-

	$ 39,740	$ 52,994

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	394,656	369,780

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 489,900 issued and outstanding	(309,617)	(271,868)
General Partner	(45,299)	(44,918)
	(354,916)	(316,786)
	$ 39,740	$ 52,994

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 6

	December 31, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	126,085	2,552,101
Other assets	-	23,064

	$ 126,085	$ 2,575,165

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	1,701,521	1,684,090

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 1,303,000 issued and outstanding	(1,469,895)	995,740
General Partner	(105,541)	(104,665)
	(1,575,436)	891,075
	$ 126,085	$ 2,575,165

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

	2005		2004

Income
Interest income	$ 1,656		$ 1,556
Miscellaneous income	26,274		24,850
	27,930		26,406

Share of income (loss) from Operating Partnerships(Note D)	1,155,592	*	(803,060)	**

Expenses
Professional fees	3,630		6,738
Partnership management fees (Note C)	78,440		186,758
General and administrative fees	24,275		7,823
	106,345		201,319

NET INCOME/(LOSS)	$ (1,077,177)		$ (977,973)

Net income (loss) allocated to assignees	$ (1,066,406)		$ (968,193)

Net income (loss) allocated to general partner	$ (10,771)		$ (9,780)

Net income (loss) per BAC	$ (.11)		$ (.10)

* Includes gain/(loss) on sale of operating limited partnerships of ($4,445), $53,393, and $1,106,644 for Series 1, Series 3, and Series 4 respectively.

** Includes (loss) on sale of operating limited partnership of ($3,200), ($20,000), and ($672,129) for Series 3, Series 4, and Series 6, respectively.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 1

	2005		2004

Income
Interest income	$ 277		$ 51
Miscellaneous income	25,043		12,850
	25,320		12,901

Share of income (loss) from Operating Partnerships(Note D)	(4,445)	*	-

Expenses
Professional fees	546		1,172
Partnership management fees (Note C)	25,928		42,426
General and administrative fees	8,004		4,020
	34,478		47,618

NET INCOME/(LOSS)	$ (13,603)		$ (34,717)

Net income (loss) allocated to assignees	$ (13,467)		$ (34,370)

Net income (loss) allocated to general partner	$ (136)		$ (347)

Net income (loss) per BAC	$ (.01)		$ (.03)

*Includes (loss) on sale of operating limited partnership of ($4,445) for

Series 1.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 2

	2005	2004

Income
Interest income	$ 156	$ 7
Miscellaneous income	-	-
	156	7

Share of income (loss) from Operating Partnerships(Note D)	-	(3,810)

Expenses
Professional fees	369	833
Partnership management fees	8,231	16,068
General and administrative fees	2,510	3,186
	11,110	20,087

NET INCOME/(LOSS)	$ (10,954)	$ (23,890)

Net income (loss) allocated to assignees	$ (10,844)	$ (23,651)

Net income (loss) allocated to general partner	$ (110)	$ (239)

Net income (loss) per BAC	$ (.01)	$ (.03)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 3

	2005	2004

Income
Interest income	$ 216		$ 479
Miscellaneous income	-		6,750
	216		7,229

Share of income (loss) from Operating Partnerships(Note D)	53,393	*	(3,200)	**

Expenses
Professional fees	1,136		1,687
Partnership management fees (Note C)	14,341		50,529
General and administrative expenses	4,888		7,864
	20,365		60,080

NET INCOME/(LOSS)	$ 33,244		$ (56,051)

Net income (loss) allocated to assignees	$ 32,912		$ (55,490)

Net income (loss) allocated to general partner	$ 332		$ (561)

Net income (loss) per BAC	$ 0.01		$ (.02)

*Includes gain on sale of operating limited partnership of $53,393 for

Series 3.

** Includes (loss) on sale of operating limited partnership of ($3,200) for

Series 3.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 4

	2005		2004

Income
Interest income	$ 806		$ 348
Miscellaneous income	-		2,250
	806		2,598

Share of income (loss) from Operating Partnerships(Note D)	1,106,644	*	(222,996)	**

Expenses
Professional fees	723		1,416
Partnership management fees (Note C)	(2,562)		50,063
General and administrative fees	4,498		(12,905)
	2,659		38,574

NET INCOME/(LOSS)	$ 1,104,791		$ (258,972)

Net income (loss) allocated to assignees	$ 1,093,743		$ (256,382)

Net income (loss) allocated to general partner	$ 11,048		$ (2,590)

Net income (loss) per BAC	$ 0.37		$ (.09)

* Includes gain on sale of two operating limited partnerships of $1,106,644 for Series 4.

** Includes (loss) on sale of operating limited partnership of ($20,000) for Series 4.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 5

	2005	2004

Income
Interest income	$ 40	$ 56
Miscellaneous income	-	1,350
	40	1,406

Share of income (loss) from Operating Partnerships(Note D)	-	8,939

Expenses
Professional fees	251	561
Partnership management fees (Note C)	8,196	8,053
General and administrative fees	1,868	2,165
	10,315	10,779

NET INCOME/(LOSS)	$ (10,275)	$ (434)

Net income (loss) allocated to assignees	$ (10,172)	$ (430)

Net income (loss) allocated to general partner	$ (103)	$ (4)

Net income (loss) per BAC	$ (.02)	$ (.00)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 6

	2005	2004

Income
Interest income	$ 161	$ 615
Miscellaneous income	1,231	1,650
	1,392	2,265

Share of income (loss) from Operating Partnerships(Note D)	-	(581,993)	**

Expenses
Professional fees	605	1,069
Partnership management fees (Note C)	24,306	19,619
General and administrative expenses	2,507	3,493
	27,418	24,181

NET INCOME/(LOSS)	$ (26,026)	$ (603,909)

Net income (loss) allocated to assignees	$ (25,766)	$ (597,870)

Net income (loss) allocated to general partner	$ (260)	$ (6,039)

Net income (loss) per BAC	$ (.02)	$ (.46)

** Includes (loss) on sale of operating limited partnership of ($672,129).

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

	2005		2004

Income
Interest income	$ 10,689		$ 6,930
Miscellaneous income	26,274		28,630
	36,963		35,560

Share of income (loss) from Operating Partnerships(Note D)	1,489,733	*	(685,807)	**

Expenses
Professional fees	101,476		81,029
Partnership management fees (Note C)	349,766		465,840
General and administrative fees	136,239		74,500
	587,481		621,369

NET GAIN/(LOSS)	$ 939,215		$(1,271,616)

Net income (loss) allocated to assignees	$ 929,823		$(1,258,900)

Net income (loss) allocated to general partner	$ 9,392		$ (12,716)

Net income (loss) per BAC	$ 0.10		$ (.13)

* Includes gain on sale of operating limited partnerships of $80,824, $223,779, $53,393, $1,121,769, and $9,968 for Series 1, Series 2, Series 3, Series 4, and Series 6 respectively.

** Includes gain/(loss) on sale of operating limited partnership of $255,636, ($20,000), and ($672,129) for Series 3, Series 4, and Series 6, respectively.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 1

	2005		2004

Income
Interest income	$ 681		$ 167
Miscellaneous income	25,043		14,248
	25,724		14,415

Share of income (loss) from Operating Partnerships(Note D)	80,824	*	-

Expenses
Professional fees	16,531		14,201
Partnership management fees (Note C)	74,258		120,163
General and administrative fees	38,027		7,827
	128,816		142,191

NET GAIN/(LOSS)	$ (22,268)		$ (127,776)

Net income (loss) allocated to assignees	$ (22,045)		$ (126,498)

Net income (loss) allocated to general partner	$ (223)		$ (1,278)

Net income (loss) per BAC	$ (.02)		$ (.10)

* Includes gain on sale of operating limited partnership of $80,824 for Series 1.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 2

	2005		2004

Income
Interest income	$ 1,158		$ 17
Miscellaneous income	-		150
	1,158		167

Share of income (loss) from Operating Partnerships(Note D)	223,779	*	(2,655)

Expenses
Professional fees	12,839		10,152
Partnership management fees	29,073		45,880
General and administrative fees	10,519		6,264
	52,431		62,296

NET GAIN/(LOSS)	$ 172,506		$ (64,784)

Net income (loss) allocated to assignees	$ 170,781		$ (64,136)

Net income (loss) allocated to general partner	$ 1,725		$ (648)

Net income (loss) per BAC	$ .21		$ (.08)

* Includes gain on sale of operating limited partnership of $223,779 for Series 2.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 3

	2005		2004

Income
Interest income	$ 1,953		$ 4,110
Miscellaneous income	-		8,051
	1,953		12,161

Share of income (loss) from Operating Partnerships(Note D)	53,393	*	255,636	**

Expenses
Professional fees	24,638		17,856
Partnership management fees (Note C)	76,143		45,521
General and administrative expenses	46,865		26,467
	147,646		89,844

NET GAIN/(LOSS)	$ (92,300)		$ 177,953

Net income (loss) allocated to assignees	$ (91,377)		$ 176,173

Net income (loss) allocated to general partner	$ (923)		$ 1,780

Net income (loss) per BAC	$ (.03)		$ .06

*Includes gain on sale of operating limited partnership of $53,393 for

Series 3.

** Includes gain on sale of operating limited partnership of $255,636 for   Series 3.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 4

	2005		2004

Income
Interest income	$ 1,755		$ 1,628
Miscellaneous income	-		2,250
	1,755		3,878

Share of income (loss) from Operating Partnerships(Note D)	1,121,769	*	(484,727)	**

Expenses
Professional fees	20,565		17,216
Partnership management fees (Note C)	72,396		140,829
General and administrative fees	23,576		22,824
	116,537		180,869

NET GAIN/(LOSS)	$ 1,006,987		$ (661,718)

Net income (loss) allocated to assignees	$ 996,917		$ (655,101)

Net income (loss) allocated to general partner	$ 10,070		$ (6,617)

Net income (loss) per BAC	$ .33		$ (.22)

* Includes gain on sale of two operating limited partnerships of $1,121,769 for Series 4.

** Includes (loss) on sale of operating limited partnership of ($20,000).

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 5

	2005	2004

Income
Interest income	$ 147	$ 186
Miscellaneous income	-	1,350
	147	1,536

Share of income (loss) from Operating Partnerships(Note D)	-	16,606

Expenses
Professional fees	10,873	8,330
Partnership management fees (Note C)	23,778	23,818
General and administrative fees	3,626	4,672
	38,277	36,820

NET GAIN/(LOSS)	$ (38,130)	$ (18,678)

Net income (loss) allocated to assignees	$ (37,749)	$ (18,491)

Net income (loss) allocated to general partner	$ (381)	$ (187)

Net income (loss) per BAC	$ (.08)	$ (.04)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 6

	2005		2004

Income
Interest income	$ 4,995		$ 822
Miscellaneous income	1,231		2,581
	6,226		3,403

Share of income (loss) from Operating Partnerships(Note D)	9,968	*	(470,667)	**

Expenses
Professional fees	16,030		13,274
Partnership management fees (Note C)	74,118		89,629
General and administrative expenses	13,626		6,446
	103,774		109,349

NET GAIN/(LOSS)	$ (87,580)		$ (576,613)

Net income (loss) allocated to assignees	$ (86,704)		$ (570,847)

Net income (loss) allocated to general partner	$ (876)		$ (5,766)

Net income (loss) per BAC	$ (.07)		$ (.44)

* Includes gain on sale of operating limited partnership of $9,968 for   Series 6.

** Includes (loss) on sale of operating limited partnership of ($672,129).

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine Months Ended December 31,
(Unaudited)

	Limited Partners	General Partner	Total

Partners' capital (deficit) April 1, 2005	$(6,457,962)	$ (906,424)	$(7,364,386)

Distributions	(3,134,588)	-	(3,134,588)

Net income (loss)	929,823	9,392	939,215

Partners' capital (deficit), December 31, 2005	$(8,662,727)	$ (897,032)	$(9,559,759)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine Months Ended December 31,
(Unaudited)

	Limited Partners	General Partner	Total
Series 1
Partners' capital (deficit) April 1, 2005	$(2,249,312)	$ (137,088)	$(2,386,400)

Distributions	(39,131)	-	(39,131)

Net income (loss)	(22,045)	(223)	(22,268)

Partners' capital (deficit) December 31, 2005	$(2,310,488)	$ (137,311)	$(2,447,799)

Series 2
Partners' capital (deficit) April 1, 2005	$ (432,915)	$ (74,416)	$ (507,331)

Distributions	(288,242)	-	(288,242)

Net income (loss)	170,781	1,725	172,506

Partners' capital (deficit) December 31, 2005	$ (550,376)	$ (72,691)	$ (623,067)

The accompanying notes are an integral part of these statements.

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine Months Ended December 31,
(Unaudited)

	Limited Partners	General Partner	Total
Series 3
Partners' capital (deficit) April 1, 2005	$(2,200,845)	$ (260,597)	$(2,461,442)

Distributions	(316,439)	-	(316,439)

Net income (loss)	(91,377)	(923)	(92,300)

Partners' capital (deficit) December 31, 2005	$(2,608,661)	$ (261,520)	$(2,870,181)

Series 4
Partners' capital (deficit) April 1, 2005	$(2,298,762)	$ (284,740)	$(2,583,502)

Distributions	(111,845)	-	(111,845)

Net income (loss)	996,917	10,070	1,006,987

Partners' capital (deficit), December 31, 2005	$(1,413,690)	$ (274,670)	$(1,688,360)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine Months Ended December 31,
(Unaudited)

	Limited Partners	General Partner	Total
Series 5
Partners' capital (deficit) April 1, 2005	$ (271,868)	$ (44,918)	$ (316,786)

Distributions	-	-	-

Net income (loss)	(37,749)	(381)	(38,130)

Partners' capital (deficit), December 31, 2005	$ (309,617)	$ (45,299)	$ (354,916)

Series 6
Partners' capital (deficit) April 1, 2005	$ 995,740	$ (104,665)	$ 891,075

Distributions	(2,378,931)	-	(2,378,931)

Net income (loss)	(86,704)	(876)	(87,580)

Partners' capital (deficit), December 31, 2005	$(1,469,895)	$ (105,541)	$(1,575,436)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS
Nine Months Ended December 31,
(Unaudited)

	2005	2004
Cash flows from operating activities:

Net Income (Loss)	$ 939,215	$(1,271,616)
Adjustments
Distributions from Operating Partnerships	-	13,765
Amortization	-	-
Share of (Income) Loss from Operating Partnerships	(1,489,733)	685,807
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	61,000	-
Increase (Decrease) in accounts payable affiliates	(717,256)	626,089
Decrease (Increase) in other assets	638,322	(95,511)

Net cash (used in) provided by operating activities	(568,452)	(41,466)

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	1,489,733	2,903,704

Net cash (used in) provided by investing activity	1,489,733	2,903,704

Cash flows from financing activity:

Distributions	(3,134,588)	(1,713,156)

Net cash (used in) provided by financing activity	(3,134,588)	(1,713,156)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,213,307)	(1,149,082)

Cash and cash equivalents, beginning	3,859,352	2,321,739

Cash and cash equivalents, ending	$ 1,646,045	$ 3,470,821

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 1

	2005	2004
Cash flows from operating activities:

Net Income (Loss)	$ (22,268)	$ (127,776)
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	-	-
Share of (Income) Loss from Operating Partnerships	(80,824)	-
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	-	-
Increase (Decrease) in accounts payable affiliates	(69,114)	131,036
Decrease (Increase) in other assets	144,183	-

Net cash (used in) provided by operating activities	(28,023)	3,260

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	80,824	-

Net cash (used in) provided by investing activity	80,824	-

Cash flows from financing activity:

Distributions	(39,131)	-

Net cash (used in) provided by financing activity	(39,131)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,670	3,260

Cash and cash equivalents, beginning	71,069	57,437

Cash and cash equivalents, ending	$ 84,739	$ 60,697

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 2

	2005	2004
Cash flows from operating activities:

Net Income (Loss)	$ 172,506	$ (64,784)
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	-	-
Share of (Income) Loss from Operating Partnerships	(223,779)	2,655
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	-	-
Increase (Decrease) in accounts payable affiliates	(406,882)	63,832
Decrease (Increase) in other assets	150,000	-

Net cash (used in) provided by operating activities	(308,155)	1,703

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	223,779	-

Net cash (used in) provided by investing activity	223,779	-

Cash flows from financing activity:

Distributions	(288,242)	-

Net cash (used in) provided by financing activity	(288,242)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(372,618)	1,703

Cash and cash equivalents, beginning	535,504	4,947

Cash and cash equivalents, ending	$ 162,886	$ 6,650

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 3

	2005	2004
Cash flows from operating activities:

Net Income (Loss)	$ (92,300)	$ 177,953
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	-	-
Share of (Income) Loss from Operating Partnerships	(53,393)	(255,636)
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	-	-
Increase (Decrease) in accounts payable affiliates	(48,801)	84,700
Decrease (Increase) in other assets	285,634	(78,319)

Net cash (used in) provided by operating activities	91,140	(71,302)

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	53,393	255,636

Net cash (used in) provided by investing activity	53,393	255,636

Cash flows from financing activity:

Distributions	(316,439)	(1,593,159)

Net cash (used in) provided by financing activity	(316,439)	(1,593,159)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(171,906)	(1,408,825)

Cash and cash equivalents, beginning	431,862	1,678,100

Cash and cash equivalents, ending	$ 259,956	$ 269,275

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 4

	2005	2004
Cash flows from operating activities:

Net Income (Loss)	$ 1,006,987	$ (661,718)
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	-	-
Share of (Income) Loss from Operating Partnerships	(1,121,769)	484,727
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	61,000	-
Increase (Decrease) in accounts payable affiliates	(234,766)	106,282
Decrease (Increase) in other assets	35,441	(17,192)

Net cash (used in) provided by operating activities	(253,107)	(87,901)

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	1,121,769	(20,000)

Net cash (used in) provided by investing activity	1,121,769	(20,000)

Cash flows from financing activity:

Distributions	(111,845)	(119,997)

Net cash (used in) provided by financing activity	(111,845)	(119,997)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	756,817	(227,898)

Cash and cash equivalents, beginning	215,822	419,938

Cash and cash equivalents, ending	$ 972,639	$ 192,040

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 5

	2005	2004
Cash flows from operating activities:

Net Income (Loss)	$ (38,130)	$ (18,678)
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	-	-
Share of (Income) Loss from Operating Partnerships	-	(16,606)
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	-	-
Increase (Decrease) in accounts payable affiliates	24,876	25,745
Decrease (Increase) in other assets	-	-

Net cash (used in) provided by operating activities	(13,254)	(9,539)

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	-	-

Net cash (used in) provided by investing activity	-	-

Cash flows from financing activity:

Distributions	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(13,254)	(9,539)

Cash and cash equivalents, beginning	52,994	66,335

Cash and cash equivalents, ending	$ 39,740	$ 56,796

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 6

	2005	2004
Cash flows from operating activities:

Net Income (Loss)	$ (87,580)	$ (576,613)
Adjustments
Distributions from Operating Partnerships	-	13,765
Amortization	-	-
Share of (Income) Loss from Operating Partnerships	(9,968)	470,667
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	-	-
Increase (Decrease) in accounts payable affiliates	17,431	214,494
Decrease (Increase) in other assets	23,064	-

Net cash (used in) provided by operating activities	(57,053)	122,313

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	9,968	2,668,068

Net cash (used in) provided by investing activity	9,968	2,668,068

Cash flows from financing activity:

Distributions	(2,378,931)	-

Net cash (used in) provided by financing activity	(2,378,931)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,426,016)	2,790,381

Cash and cash equivalents, beginning	2,552,101	94,982

Cash and cash equivalents, ending	$ 126,085	$ 2,885,363

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS
December 31, 2005

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
December 31, 2005
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of December 31, 2005 for the three and nine months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Partnership in acquiring the investments in Operating Partnerships are capitalized to the investment account. The Partnership's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's Annual Report on Form 10-K.

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings LP, Boston Capital Partners, Inc. and Boston Capital Asset Management Limited Partnership.

Accounts payable - affiliates at December 31, 2005 and 2004 represents accrued general and administrative expenses, accrued partnership management fees, and advances from an affiliate of the general partner, which are payable to Boston Capital Holdings LP, and Boston Capital Asset Management Limited Partnership.

General and administrative expenses incurred by Boston Capital Holdings LP, and Boston Capital Asset Management Limited Partnership were charged to each series' operations for the quarters ended December 31, 2005 and 2004 as follows:

	2005	2004
Series 1	$ 1,964	$ 981
Series 2	1,642	783
Series 3	3,041	1,660
Series 4	2,482	1,586
Series 5	1,410	344
Series 6	1,995	711

	$ 12,534	$ 6,065

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2005
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

An annual partnership management fee based on .375 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. Since reporting fees collected by the series were added to reserves and not paid to Boston Capital Asset Management LP, the amounts accrued are not net of reporting fees received. The partnership management fee accrued for the quarters ended December 31, 2005 and 2004 are as follows:

	2005	2004

Series 1	$ 26,928	$ 42,426
Series 2	14,826	16,836
Series 3	24,210	52,470
Series 4	33,438	50,063
Series 5	8,292	8,181
Series 6	24,906	36,069

	$132,600	$206,045

As of December 31, 2005, an affiliate of the general partner advanced a total of $731,435 to the Partnership to pay certain operating expenses of the Partnership, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. There was an advance for $50,000 made to series 4 during the quarter ended December 31, 2005. Below is a summary, by series, of the total advances made to date.

	2005	2004
Series 1	$ 77,000	$ 90,810
Series 2	85,000	85,000
Series 3	356,920	342,793
Series 4	212,515	159,414

	$731,435	$678,017

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships.

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
December 31, 2005

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At December 31, 2005 and 2004, the Partnership had limited partnership interests in 57 and 84 Operating Partnerships, respectively, which own operating apartment complexes as follows:

Series	2005	2004
1	9	15
2	6	8
3	18	27
4	10	18
5	4	4
6	10	12

	57	84

Under the terms of the Partnership's investment in each Operating Partnership, the Partnership was required to make capital contributions to such Operating Partnerships. These contributions were payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. At December 31, 2005 and 2004, all capital contributions had been paid.

The Partnership's fiscal year ends March 31 of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the nine months ended September 30, 2005.

The combined unaudited summarized statements of operations of the Operating Partnerships for the nine months ended September 30, 2005 and 2004 are as follows:

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS
December 31, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months ended September 30,
(Unaudited)

Series 1

	2005	2004

Revenues
Rental	$ 2,234,085	$ 3,953,483
Interest and other	195,781	228,519

	2,429,866	4,182,002

Expenses
Interest	634,952	876,439
Depreciation and amortization	365,590	1,058,087
Operating expenses	2,366,786	3,560,909
	3,367,328	5,495,435

NET LOSS	$ (937,462)	$(1,313,433)

Net income (loss) allocated to Boston Capital Tax Credit Fund Limited Partnership	$ -	$ -

Net loss allocated to other Partners	$ (9,375)	$ (13,134)

Net loss suspended	$ (928,087)	$(1,300,299)

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
December 31, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months ended September 30,
(Unaudited)

Series 2

	2005	2004

Revenues
Rental	$ 1,469,248	$ 1,559,844
Interest and other	51,035	26,388

	1,520,283	1,586,232

Expenses
Interest	175,833	198,875
Depreciation and amortization	313,188	333,177
Operating expenses	1,133,854	1,107,371
	1,622,875	1,639,423

NET LOSS	$ (102,592)	$ (53,191)

Net income (loss) allocated to Boston Capital Tax Credit Fund Limited Partnership	$ -	$ (2,655)

Net loss allocated to other Partners	$ (1,026)	$ (532)

Net loss suspended	$ (101,566)	$ (50,004)

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
December 31, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months ended September 30,

(Unaudited)

Series 3
	2005	2004

Revenues
Rental	$ 2,999,254	$ 4,803,404
Interest and other	384,142	117,472

	3,383,396	4,920,876

Expenses
Interest	534,117	1,135,109
Depreciation and amortization	879,921	1,433,302
Operating expenses	2,555,473	3,443,948
	3,969,511	6,012,359

NET LOSS	$ (586,115)	$(1,091,483)

Net income (loss) allocated to Boston Capital Tax Credit Fund Limited Partnership	$ -	$ -

Net loss allocated to other partners	$ (5,861)	$ (10,915)

Net loss suspended	$ (580,254)	$(1,080,568)

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
December 31, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months ended September 30,
(Unaudited)

Series 4

	2005	2004

Revenues
Rental	$ 3,764,285	$ 4,873,942
Interest and other	161,774	366,210

	3,926,059	5,240,152

Expenses
Interest	1,111,364	1,464,391
Depreciation and amortization	1,064,647	1,346,458
Operating expenses	2,693,509	3,224,411
	4,869,520	6,035,260

NET LOSS	$ (943,461)	$ (795,108)

Net income (loss) allocated to Boston Capital Tax Credit Fund Limited Partnership	$ -	$ (464,726)

Net loss allocated to other Partners	$ (9,435)	$ (7,951)

Net loss suspended	$ (934,026)	$ (322,431)

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
December 31, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months ended September 30,
(Unaudited)

Series 5
	2005	2004

Revenues
Rental	$ 661,453	$ 649,880
Interest and other	35,728	31,740

	697,181	681,620

Expenses
Interest	55,598	61,113
Depreciation and amortization	170,686	169,789
Operating expenses	533,043	486,161
	759,327	717,063

NET LOSS	$ (62,146)	$ (35,443)

Net income (loss) allocated to Boston Capital Tax Credit Fund Limited Partnership	$ -	$ 16,606

Net loss allocated to other Partners	$ (621)	$ (354)

Net loss suspended	$ (61,525)	$ (51,695)

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
December 31, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months ended September 30,
(Unaudited)

Series 6
	2005	2004

Revenues
Rental	$ 2,513,033	$ 3,593,625
Interest and other	94,842	152,336

	2,607,875	3,745,961

Expenses
Interest	434,629	678,719
Depreciation and amortization	600,570	901,576
Operating expenses	1,927,318	2,169,357
	2,962,517	3,749,652

NET INCOME (LOSS)	$ (354,642)	$ (3,691)

Net income (loss) allocated to Boston Capital Tax Credit Fund Limited Partnership	$ -	$ 201,462

Net loss allocated to other Partners	$ (3,546)	$ (37)

Net loss suspended	$ (351,096)	$ (205,116)

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

December 31, 2005
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

The Partnership is currently accruing the annual partnership management fee. Partnership management fees accrued during the quarter ended December 31, 2005 were $132,600 and total partnership management fees accrued as of December 31, 2005 were $10,164,855. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Partnership receives sales or refinancing proceeds from Operating Partnerships, which will be used to satisfy such liabilities.

The Partnership has also recorded other payables to affiliates of $1,070,555. The amount consists of advances to pay certain third party operating expenses of the Partnership, advances and/or loans to Operating Partnerships, accrued overhead allocations, accrued overhead and expenses incurred for overseeing and managing the disposition of the property. The breakout between series are $122,486 in Series 1, $134,592 in Series 2, $487,390 in Series 3, $285,623 in Series 4, and $40,464 in Series 6. These and any future advances or accruals will be paid, without interest, from available cash flow, reporting fees, or proceeds of sales or refinancing of the Partnership's interest in Operating Partnerships.

Capital Resources

The Partnership offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on August 29, 1988. The Partnership received and accepted subscriptions for $97,746,940 representing 9,800,600 BACs from investors admitted as BAC Holders in Series 1 through Series 6 of the Partnership. Offers and sales of BACs in Series 1 through Series 6 of the Partnership were completed and the last of the BACs in Series 6 were issued by the Partnership on September 29, 1989. At December 31, 2005 and 2004 the Partnership had limited partnership equity interests in 57 and 84 Operating Partnerships, respectively.

As of December 31, 2005 the Partnership had $1,646,045 remaining in cash and cash equivalents. Below is a table, which provides, by series, the equity raised, number of BACs sold, final date BACs were offered, number of properties acquired, and cash and cash equivalents. $53,393 of Series 3, and $871,217 of Series 4 cash and cash equivalents represent proceeds being held from the sale of two Operating Partnerships as of December 31, 2005.
Series	Equity	BACs	Final Close Date	Number of Properties	Proceeds Remaining
1	$12,999,000	1,299,900	12/18/88	9	$ 84,739
2	8,303,000	830,300	03/30/89	6	162,886
3	28,822,000	2,882,200	03/14/89	18	259,956
4	29,788,160	2,995,300	07/07/89	10	972,639
5	4,899,000	489,900	08/22/89	4	39,740
6	12,935,780	1,303,000	09/29/89	10	126,085

	$97,746,940	9,800,600		57	$1,646,045

Results of Operations

At December 31, 2005 and 2004 the Partnership held limited partnership interests in 57 and 84 Operating Partnerships, respectively. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

The Partnership incurs an annual partnership management fee to the General Partner and/or its affiliates in an amount equal to 0.375% of the aggregate cost of the Apartment Complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid by the Operating Partnerships. The annual partnership management fee is currently being accrued. It is anticipated that outstanding fees will be repaid from sale or refinancing proceeds. The annual partnership management fee charged to operations for the quarters ended December 31, 2005 and 2004, net of reporting fees received were $78,440 and $186,758, respectively.

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

Series 1

As of December 31, 2005 and 2004, the average Qualified Occupancy for the series was 100%. The series had a total of nine properties at December 31, 2005, all of which were at 100% Qualified Occupancy.

For the period ended December 31, 2005 and 2004, Series 1 reflects net loss from Operating Partnerships of $(937,462) and $(1,313,433), respectively, which includes depreciation and amortization of $365,590 and $1,058,087, respectively.

Genesee Commons Associates (River Park Commons) is a 402-unit property located in Rochester, New York. The compliance period ended in 2003. On April 15, 2004, the Operating General Partner's interest was transferred to Conifer Reality, L.L.C., who intends to rehabilitate the 202 unit high rise building, demolish 200 townhomes and re-construct 100 market rent townhomes while re-structuring the financing of the development. Occupancy has declined to 56% as of the third quarter of 2005 and has continued to decline as management is encouraging move outs to enable a full rehabilitation of the high rise building. The 200 townhouses was originally scheduled to be bulldozed and rebuilt as 100 market rate units in 2005. However, there have been several unanticipated delays in the rehabilitation project. The Rochester Housing Authority has yet to approve the transfer of the 236 rental subsidy from the townhomes to the high rise building and many Section 8 voucher holders residing in the townhomes have refused to move out without payment. The Operating General Partner anticipates that these issues will be resolved before year-end and the demolition and rehabilitation will be postponed until 2006. Previously, we reported that a forbearance agreement (the "Agreement") had been entered into with the lender. Currently, the Operating General Partner is negotiating with the lender to extend the Agreement through March 1, 2006. In addition, the Operating General Partner is negotiating with the Department of Housing and Urban Development ("HUD") to continue the interest subsidy payment provided to the property after a restructuring of the mortgage is completed. The Investment General Partner has analyzed the various issues confronting the property and the partnership. The ILP has determined that the property will either restructure its mortgage, which will provide for taxable event or, face foreclosure in early 2006. If the property is able to restructure its mortgage the Investment Limited Partners will incur a tax liability which is greater than a foreclosure due to cancellation of debt income ("COD Income") that is anticipated. Therefore, the Operating General Partner of the Investment Limited Partnership is negotiating the transfer of the Investment Partnership interest in the partnership prior to the end of the first quarter of 2006 for a nominal amount to avoid the additional tax consequences of the debt restructuring.

Kingston Property Associates (Broadway East Townhouses) is a 122-unit property located in Kingston, New York. Effective July 2003, the Operating General Partner interest for Kingston Property Associates Limited Partnership sold from TFG/New York Properties, Inc. to Kingston Winn Limited Partnership. Also, the management company changed from The Finch Group to an affiliate of the new Operating General Partner, Winn Residential. The Lender and the new Operating General Partner have entered into a Forbearance Agreement, dated July 16, 2003, which prevents the Lender from filing foreclosure action or accelerating the indebtedness provided the new Operating General Partner follows the terms outlined in the agreement. To date the new Operating General Partner is in compliance with the terms of the Forbearance Agreement. The new Operating General Partner applied for an allocation of Low Income Housing Tax Credits ("LIHTCs") in 2003 but did not receive an allocation. They re-applied in March 2004 and received an allocation of LIHTCs. The new Operating General Partner resyndicated the property on August 31, 2005 at which time the ILP received proceeds of $27,940. The proceeds received were paid to BCAMLP for outstanding asset management fees. Annual losses generated by the Operating Partnership which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the ILP investment in the Operating Partnership to zero. Accordingly, gains on the sale of the property were recorded of $27,940 as of September 30, 2005.

Townhomes of Minnehaha, (Minnehaha Court Apartments) is a 24-unit property located in St. Paul, Minneapolis. On August 17, 2005, the Townhomes of Minnehaha sold Minnehaha Court Apartments to a non-affiliated entity for $1,360,000 and proceeds to the partnership of $109,009, which includes the return of the replacement reserve funds and liquidation of all other depository accounts. Of the total proceeds received, $39,285 and $10,044 represents a reimbursement of funds previously advanced to the Operating Partnership by an affiliate of the ILP and the ILP respectively, $34,292 was paid to BCAMLP for outstanding reporting fees, and $16,388 is for payment of outstanding asset management fees due to an affiliate of the ILP. The remaining proceeds of $9,000 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $9,000 represents reimbursement for expenses incurred related to the sale, which includes but is not limited to legal costs. Annual losses generated by the Operating Partnership were applied against the ILP's investment in the Operating Partnership and to advances made to the Operating Partnership in accordance with the equity method of accounting. Accordingly, gains on the sale of the property were recorded of $33,759 as of September 30, 2005.

Virginia Circle Townhomes (Virginia Circle Limited Partnership) is a 16-unit property located in St. Paul, MN. On August 31, 2005, Virginia Circle Limited Partnership sold the Virginia Circle Townhomes to a non-affiliated entity for $920,000 and proceeds to the partnership of $83,934, which includes the return of the replacement reserve funds and liquidation of all other depository accounts. Of the total proceeds received, $60,468 represents repayment of advances made by the ILP and an affiliate of the ILP and $14,466 was paid to BCAMLP for outstanding reporting fees. The remaining proceeds of $9,000 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $9,000 represents reimbursement for overhead and expenses incurred for overseeing and managing the disposition of the property, which includes but is not limited to legal costs. Annual losses generated by the Operating Partnership were applied against the ILP's investment in the Operating Partnership and to advances made to the Operating Partnership in accordance with the equity method of accounting. Accordingly, gains on the sale of the property were recorded of $19,125 as of September 30, 2005.

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

Briarwood Apartments of Vero Beach (Briarwood Apartments) is a 45-unit property located in Vero Beach, FL. Occupancy at the property averaged 81% through the fourth quarter 2005. As a result of the hurricanes that passed through Florida in 2004 the property has sustained roof damage which resulted in drywall and carpet damage in five units. Management has utilized insurance proceeds and funds from reserves to repair one roof and the drywall in three of the units. The remaining repairs to the roof and drywall will be completed once cash flow is available or the full insurance settlement is paid. There has been a disagreement on the extent of the roof damages between the Operating General Partner and the insurance company. The Operating General Partner has hired an attorney to negotiate with the insurance company and is anticipating that the insurance company will approve the claim for the entire damage amount. Rental income has reduced with the decrease in occupancy, and concessions that were made to residents with damaged units. Rent loss payments are being negotiated at this time with the insurance company and expected to be released to the property in early 2006. Insurance costs for properties in this region of Florida have increased substantially due to three hurricanes that have hit the region in the last two years. Insurance costs for Briarwood are estimated to increase 67% in 2006. Management has submitted a request to RD for a substantial rent increase to assist in covering the increased insurance cost.

In March 2005, Boston Capital Tax Credit Fund I - Series 1 (the "ILP") sold its interest in Inglewood Meadows, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,453,292 and proceeds to the ILP of $58,132. Of the total ILP proceeds received, $2,520 represented payment of outstanding reporting fees due to an affiliate of the ILP. Of the remaining proceeds, the net distribution to investors in the amount of $17,807 was paid during the third quarter 2005. This represents a per BAC distribution of $.014. The total return to the investors is distributed based on the number of BACS held by each investor. The remaining proceeds of $37,805 were paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $9,683 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes but was not limited to salary reimbursement, mailing cost and third party legal fees; $28,122 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $52,262 as of March 31, 2005.

In March 2005, Boston Capital Tax Credit Fund I - Series 1 (the "ILP") sold its interest in Wewahitchka, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of $697,966 and proceeds to the ILP of $27,919. Of the total ILP proceeds received, $6,655 represented payment of outstanding reporting fees due to an affiliate of the ILP. Of the remaining proceeds, the net distribution to investors in the amount of $3,520 was paid during the third quarter 2005. This represents a per BAC distribution of $.003. The total return to the investor is distributed based on the number of BACS held by each investor. The remaining proceeds of $17,744 were paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $9,683 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes but was not limited to salary reimbursement, mailing cost and third party legal fees; $8,061 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $17,914 as of March 31, 2005.

In March 2005, Boston Capital Tax Credit Fund I - Series 1 (the "ILP") sold its interest in Woodland Terrace, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,453,292 and proceeds to the ILP of $58,132. Of the total ILP proceeds received, $13,860 represented payment of outstanding reporting fees due to an affiliate of the ILP. Of the remaining proceeds, the net distribution to investors in the amount of $17,804 was paid during the third quarter 2005. This represents a per BAC distribution of $.014. The total return to the investor is distributed based on the number of BACS held by each investor. The remaining proceeds of $26,466 were paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $9,684 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes but was not limited to salary reimbursement, mailing cost and third party legal fees; $16,782 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $40,922 as of March 31, 2005.

Series 2

As of December 31, 2005 and 2004, the average Qualified Occupancy for the series was 100%. The series had a total of six properties at December 31, 2005, all of which were at 100% Qualified Occupancy.

For the period ended December 31, 2005 and 2004, Series 2 reflects net loss from Operating Partnerships of $(102,592) and $(53,191), respectively, which includes depreciation and amortization of $313,188 and $333,177, respectively.

In December 2004, Boston Capital Tax Credit Fund I - Series 2 and Boston Capital Tax Credit Fund II - Series 14 (the "ILPs") negotiated the sale of their interest in Haven Park Partners III to the Operating General Partner. The transaction closed in April of 2005 for the assumption of the outstanding mortgage balance of approximately $462,000 and proceeds to the ILPs of $979,310 ($403,912 for Series 2 and $575,398 for Series 14). Of the total proceeds received, $608,547 represents a reimbursement of funds previously advanced to the Operating Partnership by affiliates of the ILPs and $8,000 is for payment of reporting fees due to an affiliate of the ILPs. Of the remaining proceeds, the net distribution to the investors in the amount of $253,710 ($170,747 for Series 2 and $82,963 for Series 14) was paid during the third quarter 2005. This represented a per BAC distribution of $.206 and $.015 for Series 2 and 14, respectively. The total returned to the investors will be distributed based on the number of BACs held by each investor. The remaining proceeds of $109,053 are anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates. The breakdown of amounts expected to be paid to BCAMLP is as follows: $36,000 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes but was not limited to salary reimbursement, mailing cost and third party legal fees; and $73,053 for a partial payment of outstanding Asset Management Fees due to BCAMLP. Accordingly, gains on the sale of the property were recorded by Series 2 and Series 14 of $223,779 and $102,984 respectively. The gains recorded represented the proceeds received by the ILP, net of their remaining investment balance, unreimbursed advances to the Operating Partnership and their share of the overhead and Expense reimbursement.

In December 2004, Boston Capital Tax Credit Fund I - Series 2 and Boston Capital Tax Credit Fund II - Series 14 (the "ILPs") negotiated the sale of their interest in Haven Park Partners IV to the Operating General Partner. The transaction closed in March of 2005 for the assumption of the outstanding mortgage balance of approximately $371,700 and estimated proceeds to the ILPs of $780,579 ($298,038 for Series 2 and $482,541 for Series 14). Of the total proceeds received, $553,362 represents a reimbursement of funds previously advanced to the Operating Partnership by affiliates of the ILPs and $4,000 is for payment of outstanding reporting fees due to an affiliate of the ILP. Of the remaining proceeds, the net distribution to the investors in the amount of $156,660 ($117,495 for Series 2 and $39,165 for Series 14) was paid during the third quarter 2005. This represented a per BAC distribution of $.142 and $.007 for Series 2 and 14, respectively. The total returned to the investors is distributed based on the number of BACs held by each investor. The remaining proceeds of $66,557 are anticipated to be paid to BCAMLP for expenses related to the sale and partial reimbursement for amounts owed to affiliates. The breakdown of amounts expected to be paid to BCAMLP is as follows: $30,600 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes but was not limited to salary reimbursement, mailing cost and third party legal fees; and $35,957 for partial payment of outstanding Asset Management Fees due to BCAMLP. Accordingly, gains on the sale of the property were recorded by Series 2 and Series 14 of $128,407 and $57,026, respectively. The gains recorded represented the proceeds received by the ILP, net of their remaining investment balance, unreimbursed advances to the Operating Partnership and their share of the overhead and expense reimbursement.

Series 3.

As of December 31, 2005 and 2004, the average Qualified Occupancy for the series was 100%. The series had a total of eighteen properties at December 31, 2005, all of which were at 100% Qualified Occupancy.

For the period ended December 31, 2005 and 2004, Series 3 reflects net loss from Operating Partnerships of $(586,115) and $(1,091,483), respectively, which includes depreciation and amortization of $879,921 and $1,433,302, respectively.

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

In an attempt to capitalize on the strong California real estate market the Operating General Partner of California Investors VI (Orchard Park) entered into an agreement to sell the property and the transaction closed in June 2003. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. Sale proceeds due to Boston Capital Tax Credit Fund I-Series 3 (BCTC I) and Boston Capital Tax Credit Fund III-Series 17 (BCTC III) after repayment of advances made to the Operating Partnership were $453,144 and $31,790, respectively. Of the proceeds received $352,768 and $24,748, for Series 3 and Series 17, respectively, was distributed to the investors in July 2004. This represented a per BAC distribution of $.122 and $.005 for Series 3 and 17, respectively. The total returned to the investors was distributed based on the number of BACs held by each investor at the time of the sale. The amounts for each series, while different in actual dollars, represent the same percentage of return to each Investment Partnership. The remaining proceeds total of $107,418 was paid to BCAMLP for fees and expenses related to the sale, and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $10,000 represents reimbursement of expenses incurred related to sale, which includes but is not limited to due diligence, legal and mailing costs; $50,000 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property; and $47,418 represents a partial payment of accrued asset management fees. Annual losses generated by the Operating Partnership, which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the ILP investment in the Operating Partnership to zero for Series 3 and $28,682 for Series 17. Accordingly, gains on the sale of the property were recorded by Series 3 and Series 17 of $406,422 and $3,109, respectively. The gains recorded represented the proceeds received by the ILP, net of their remaining investment balance and their share of the overhead and expense reimbursement.

In an attempt to capitalize on the strong California real estate market the Operating General Partner of Hidden Cove Apartments (Hidden Cove) entered into an agreement to sell the property and the transaction closed in May 2003. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period and, to provide a recapture bond to avoid the recapture of the tax credits that have been taken. Sale proceeds due to Boston Capital Tax Credit Fund I-Series 3 (BCTC I) and Boston Capital Tax Credit Fund III-Series 15 (BCTC III) were $1,572,368 and $136,352, respectively. The majority of the sale proceeds were received by the Investment Partnerships in May 2003, and the balance was received in September 2003. Of the proceeds received $1,240,404 and $107,565, for Series 3 and Series 15, respectively was distributed to the investors in July 2004. This represented a per BAC distributions of $.430 and $.028 for Series 3 and 15, respectively. The total returned to the investors was distributed based on the number of BACs held by each investor. The amounts for each series, while different in actual dollars, represent the same percentage of return to each Investment Partnership. The remaining proceeds total of $360,750 was paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $10,000 represents reimbursement of expenses incurred related to sale, which includes but is not limited to due diligence, legal and mailing costs; $50,000 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property; and $300,750 represents a partial payment of outstanding Asset Management Fees due to BCAMLP. At the time of the sale, the Operating General Partners retained some funds in an account in the name of the Operating Partnership to cover costs that would be incurred in the process of dissolving the Operating Partnership entity. These funds were not fully utilized and the ILP share of the remaining funds was paid in April 2005. The totals received were $9,163 for Series 3 and $795 for Series 15. The amounts have been added to each Series available reserves and were recognized in the gain on the sale of the property as of March 31, 2005. Annual losses generated by the Operating Partnership, which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the ILP investment in the Operating Partnership to zero for Series 3 and $66,166 for Series 15. Accordingly, gains on the sale of the property were recorded by Series 3 and Series 15 of $1,535,521 and $28,992, respectively. The gains recorded represented the proceeds received by the ILP, net of their remaining investment balance, unreimbursed advances to the Operating Partnership and their share of the overhead and expense reimbursement.

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

In the summer of 2004, the Partnership entered into a Purchase Agreement to sell Rainbow Housing. The sale closed in March 2005. After repayment of the outstanding mortgage balance of approximately $1,961,599, the proceeds to the ILP were $308,219. Of the total ILP proceeds received, $70,000 represented payment of outstanding reporting fees due to an affiliate of the ILP. Of the remaining proceeds the net distribution to investors in the amount of $90,877 was paid in September 2005. This represents a per BAC distribution of $.032. The total return to the investor is distributed based on the number of BACS held by each investor. The remaining proceeds of $147,340 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $34,000 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes but was not limited to salary reimbursement, mailing cost and third party legal fees; $113,340 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $213,217 as of March 31, 2005.

In 2003, American Affordable Housing II and BCTC Fund I - Series 3 (the "ILPs") negotiated the sale of their Investment Limited Partner interest in Paige Hall, a Minnesota Limited Partnership to the Operating General Partner for the assumption of the outstanding mortgage balance of approximately $2,591,339 and proceeds to the ILPs of $150,000. The sale closed on December 19, 2005. Of the total proceeds, $20,000 is for the payment of outstanding reporting fees, and $130,000 will be proceeds for the sale of the ILPs interest. Of the total proceeds, $27,753 and $22,247, for AAH II and Series 3, respectively, will be distributed to the investors. This represents a per unit distribution of $9.987 for AAH II and a per BAC distribution of $.008 for Series 3. The total return to the investors will be distributed based on the number of Units and BACs held by each investor. The remaining proceeds of $80,000 were paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $10,000 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes but was not limited to salary reimbursement, mailing cost and third party legal fees; and $70,000 represents payment of outstanding Asset Management Fees due to BCAMLP. Annual losses generated by the Operating Partnership, which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the ILP investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Investment Limited Partner interest of $66,607 and $53,393 for AAH II and Series 3, respectively, was realized in the quarter ended December 31, 2005. The gain recorded represented the proceeds received by the ILP, net of the remaining investment balance and the overhead and expense reimbursement.

In July 2004, Boston Capital Tax Credit Fund I - Series 3 sold the Investment Limited Partner interest in Pedcor Investments 1988-IV, (Mann Village Apartments) to the Operating General Partner for his assumption of the outstanding mortgage balance of $4,967,272 and proceeds to the ILP of $320,000. Of the total received, $99,000 was for payment of outstanding reporting fees due to an affiliate of the Investment Partnership, and $221,000 was proceeds from the sale of the interest. Of the remaining proceeds the net distribution to investors in the amount of $85,000 was paid in September 2005. This represents a per BAC distribution of $.030. The total returned to the investors is distributed based on the number of BACs held by each investor. The remaining balance of $134,000 was paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $15,700 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes but was not limited to salary reimbursement, mailing cost and third party legal fees; $118,300 represents a partial payment of outstanding Asset Management Fees due to BCAMLP. Annual losses generated by the Operating Partnership, which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the ILP investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Investment Limited Partner interest of $217,800 was realized in the quarter ended December 31, 2004. The gain recorded represented the proceeds received by the ILP, net of the remaining investment balance and the overhead and expense reimbursement.

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

In March 2005, Boston Capital Tax Credit Fund I - Series 3 (the "ILP") sold its interest in Carriage Gate of Palatka, Ltd., to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,441,070 and proceeds to the ILP of $57,643. Of the total ILP proceeds received, $10,500 represented payment of outstanding reporting fees due to an affiliate of the ILP. Of the remaining proceeds the net distribution to investors in the amount of $21,359 was paid in September 2005. This represents a per BAC distribution of $.007. The total return to the investor is distributed based on the number of BACS held by each investor. The remaining proceeds of $25,754 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $9,150 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes but was not limited to salary reimbursement, mailing cost and third party legal fees $16,604 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $43,793 as of March 31, 2005.

In March 2005, Boston Capital Tax Credit Fund I - Series 3 (the "ILP") sold its interest in Colony Court RRH, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,463,570 and proceeds to the ILP of $58,543. Of the total ILP proceeds received, the net distribution to the investors in the amount of $21,865 was paid in September 2005. This represents a per BAC distribution of $.008. The total return to the investor is distributed based on the number of BACS held by each investor. The remaining proceeds of $36,678 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $9,150 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes but was not limited to salary reimbursement, mailing cost and third party legal fees; $27,528 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $55,193 as of March 31, 2005.

In March 2005, Boston Capital Tax Credit Fund I - Series 3 (the "ILP") sold its interest in Lake Park, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,111,081 and proceeds to the ILP of $44,443. Of the total ILP proceeds received, the net distribution to investors in the amount of $14,395 was paid in September 2005. This represents a per BAC distribution of $.005. The total return to the investor is distributed based on the number of BACS held by each investor. The remaining proceeds of $30,048 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $9,150 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes but was not limited to salary reimbursement, mailing cost and third party legal fees; $20,898 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $41,093 as of March 31, 2005.

In March 2005, Boston Capital Tax Credit Fund I - Series 3 (the "ILP") sold its interest in Orangewood Villas, Ltd., to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,441,078 and proceeds to the ILP of $57,643. Of the total ILP proceeds received, $4,012 represented payment of outstanding reporting fees due to an affiliate of the ILP. Of the remaining proceeds, the net distribution to investors in the amount of $21,389 was paid in September 2005. This represents a per BAC distribution of $.007. The total return to the investor is distributed based on the number of BACS held by each investor. The remaining proceeds of $32,242 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $9,150 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes but was not limited to salary reimbursement, mailing cost and third party legal fees; $23,092 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $50,281 as of March 31, 2005.

In March 2005, Boston Capital Tax Credit Fund I - Series 3 (the "ILP") sold its interest in Vidalia, Ltd., to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,454,975 and proceeds to the ILP of $58,199. Of the total ILP proceeds received, $8,162 represented payment of outstanding reporting fees due to an affiliate of the ILP. Of the remaining proceeds, the net distribution to investors in the amount of $21,683 was paid in September 2005. This represents a per BAC distribution of $.008. The total return to the investor was distributed based on the number of BACS held by each investor. The remaining proceeds of $28,354 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $9,150 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes but was not limited to salary reimbursement, mailing cost and third party legal fees; $19,204 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $46,687 as of March 31, 2005.

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

Series 4

As of December 31, 2005 and 2004, the average Qualified Occupancy for the series was 100%. The series had a total of ten properties at December 31, 2005, all of which were at 100% Qualified Occupancy.

For the period ended December 31, 2005 and 2004, Series 4 reflects net loss from Operating Partnerships of $(943,461) and $(795,108), respectively, which includes depreciation and amortization of $1,064,647 and $1,346,458, respectively.

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

Of the total received, $4,500 was for payment of outstanding reporting fees due to an affiliate of the Investment Partnership, and $710,500 was proceeds from the sale of the interest. Of the sale proceeds received $504,941 was utilized to repay subordinated loans that had been made by the Investment Partnership to the Operating Partnership. The remaining sale proceeds were

$26,374 and $179,185, for Series 4 and Series 14, respectively. Of the proceeds remaining, $5,793 and $39,360, for Series 4 and Series 14, respectively, was distributed to the investors in September 2005. This represents a per BAC distribution of $.002 and $.007, for Series 4 and Series 14, respectively. The total returned to the investors is distributed based on the number of BACs held by each investor. The remaining balance of $160,406 was to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $30,450 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes but was not limited to salary reimbursement, mailing cost and third party legal fees; $129,956 represents a partial payment of outstanding Asset Management Fees due to BCAMLP. Annual losses generated by the Operating Partnership, which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the ILPs investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Investment Limited Partner interest of $18,137 and $179,185 for Series 5 and Series 14, respectively, was realized in the quarter ended March 31, 2004.

In February 2004, Boston Capital Tax Credit Fund I - Series 4 negotiated a sale of its Investment Limited Partner interest in Van Dyck Estates XVI-A, A California LP (Van Dyck Estates XVI-A) to the Operating General Partner for his assumption of the outstanding mortgage balance of $586,229 and proceeds to the ILP of $515,000. Of the total received, $7,500 was for payment of outstanding reporting fees due to an affiliate of the Investment Partnership, and $507,500 was proceeds from the sale of the interest. Of the sale proceeds received $360,564 was utilized to repay subordinated loans that had been made by the Investment Partnership to the Operating Partnership. The remaining sale proceeds totaled $146,936. Of the proceeds remaining, $56,815 was distributed to the investors in September 2005. This represents a per BAC distribution of $.02. The total returned to the investors was distributed based on the number of BACs held by each investor. The remaining balance of $90,121 is anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $24,450 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes but was not limited to salary reimbursement, mailing cost and third party legal fees; $65,671 represents a partial payment of outstanding Asset Management Fees due to BCAMLP. Annual losses generated by the Operating Partnership, which were applied against the ILP's investment in the Operating Partnership and the subordinated loans to the Operating Partnership, in accordance with the equity method of accounting, had previously reduced the ILP investment in the Operating Partnership to zero and partially offset the loan balance. Accordingly, a gain on the sale of the Investment Limited Partner Interest of $161,775 was realized in the quarter ended March 31, 2004.

In October 2004, while attempting to capitalize on the strong California real estate market, the Operating General Partner of Rosenberg Building Associates (Rosenberg Apartments) entered into an agreement to sell the property and the transaction closed in the first quarter of 2005. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. After repayment of the outstanding mortgage balance of approximately $1,699,801, and payments of outstanding fees due to the Managing and Operating General Partners of $61,748 and $173,500 respectively, proceeds to the Investment Limited Partners were $1,508,640. Of the Investment Limited Partner proceeds received: $120,086 represents re-payment of outstanding loans made to the Operating Partnership; and $76,251 represents payment of outstanding investor service fees. The remaining proceeds of $1,312,303 were paid to the Investment Limited Partnerships, BCTC I Series 4 and Series 6 and BCTC II Series 7 and Series 14, in accordance with their contributions to the Operating Partnership and the terms of the Operating Partnership agreement. The amount paid to each Series is as follows: Series 4 $138,130, Series 6 $91,034, Series 7 $318,139 and Series 14 $765,000. Series 4, Series 6, Series 7 and Series 14 will use $43,705, $28,804, $100,662 and $233,948, respectively, of their proceeds to pay outstanding asset management fees due to an affiliate of the Investment Partnership. In August 2005 additional sale proceeds of $59,929 were received and were allocated to Series 4, Series 6, and Series 7 as follows: $15,125 to Series 4, $9,968 to Series 6, and $34,836 to Series 7. Of the initial and additional sales proceeds, it is estimated that approximately $109,550, $72,198, $252,313 and $531,052, for Series 4, Series 6, Series 7, and Series 14, respectively, will be distributed to the investors, or used to pay non-resident tax withholdings requirements of the State of California. Provided that this is the actual amount distributed, the investor per BAC distribution will be $.037, $.055, $.244, and $.095, for Series 4, Series 6, Series 7, and Series 14, respectively. A gain/(loss) on the sale of the Investment Limited Partner Interest of ($645,692), ($348,936), $318,139, and $288,349, for Series 4, Series 6, Series 7, and Series 14, respectively, was realized in the quarter ended March 31, 2005. An additional gain on the sale of the Investment Limited Partner Interest of $15,125, 9,968, and $34,836, for Series 4, Series 6, and Series 7, respectively, was realized in the quarter ended September 30, 2005. The gain/(loss) recorded represented the proceeds received by the ILP, net of their remaining investment balance and their share of the overhead and expense reimbursement.

In the prior fiscal year, Series 4 sold its Investment Partnership interest in Sunneyview II (Stoneridge Hill II) for total proceeds to the Investment Partnership of $212,000. Of the sale proceeds $175,000 was collected in August 2003 and the balance was collected in October 2003. Of the proceeds received, $120,000 was distributed to the investors in July 2004, representing a per BAC distribution of $.040. The total returned to the investors was distributed based on the number of BACs held by each investor at the time of the sale. The remaining proceeds total of $92,000 was paid to Boston Capital Asset Management Limited Partnership (BCAMLP) for fees and expenses related to the sale and partial repayment of accrued asset management fees. The breakdown of the amount to be paid to BCAMLP is as follows: $10,000 represents reimbursement of expenses incurred related to sale, which includes but is not limited to due diligence, legal and mailing costs; $20,000 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property; and $62,000 is to pay down outstanding accrued asset management fees. Annual losses generated by the Operating Partnership, which were applied against the ILP's investment in the Operating Partnership and the subordinated loans to the Operating Partnership, in accordance with the equity method of accounting, had previously reduced the ILP investment in the Operating Partnership to zero and partially offset the loan balance. A gain on the sale of the Investment Limited Partner Interest of $212,000 was realized in the year ended March 31, 2004. In the current fiscal year it was determined that a portion of the gain reported in the prior fiscal year, in the amount of $20,000, was attributable to the overhead and expense reimbursement associated with the sale of the property. A reduction in the gain on sale of property as of December 31, 2004 was recorded to correct the gain previously reported.

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

Clearview Apartments, LP, (Clear View Apartments) is a 24-unit deal located in Monte Vista, Colorado. At the end of the 2004 occupancy was 79.17%, the average occupancy for 2005 average 84%. The property suffers from lack of rental assistance and a qualified applicant pool. The current management staff maintains contact with the housing authority as part of its marketing efforts as well as placement of advertising in local papers and distribution of flyers in the area. The Operating General Partner was unsuccessful in its attempt to obtain additional rental assistance from Rural Development. The property continues to meet current obligations and is anticipated to operate slightly above breakeven for 2005. The tax credit period for this development expired in December 2004 with no extended use provisions. The property has adjusted the rents to reflect the change in program participation but is still subjected to RD loan restrictions. An offer to purchase the property is being reviewed by the Operating General Partner.

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

In February 2005, Landmark Limited (the "Partnership") executed an Option Agreement (the "Agreement") to sell the property to an entity affiliated with the current Operating General Partner, but not the Investment Limited Partner, for $4,100,000. In June 2005, the Agreement was modified and the price increased to $4,379,300. The sale closed on November 1, 2005. The total proceeds received by the ILP after the payment of the outstanding mortgage balance and other liabilities of the Partnership including payments of the amounts due to the Operating General Partner of $3,164,450, was $1,214,850. Of the net proceeds received $810,217 will be distributed to the investors. The total returned to the investors will be distributed based on the number of BACs held by each investor. The investor per BAC distribution is expected to be $.27. The remaining proceeds of $404,633 will be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $103,206 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes but was not limited to salary reimbursement, mailing cost and third party legal fees; $265,427 represents partial reimbursement for advances and outstanding asset management fees; $36,000 represents reporting fees owed to BCAMLP. Annual losses generated by the Operating Partnership which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $1,075,644 as of December 2005.

Shockoe Hill Associates II, LP, (Shockoe Hill II) is a 64 unit historical-rehab property located in Richmond, VA. Late in 2004, the Operating General Partner notified the Investment General Partner that 6 LIHTC units were taken off-line due to structural damage caused by termite activity. At the time, occupancy was already low due to on going physical issues at the property. This was further declined with these units going off-line. The General Partner lacked the funds to address these issues so they began to explore a HUD Mark to market program in an attempt to obtain debt relief. In the initial stages of the analysis, the GP determined that there was $1,013,313 in required physical repairs. A rental comparability analysis was conducted in April 2005 which determined that market rent for the Richmond area is $350 a month. This is less than the current $468 a month rent at Shockoe Hill making them eligible for a mark to market. The GP has submitted its finding to HUD and expects to be notified of their eligibility by February 2006. In the meantime, structural stabilization has been completed on all units damaged by termites and two of these units have been put back on-line. There is currently no firm timeframe for the completion of repairs and the return to service of the 4 damaged units because of lack of funds and the pending HUD decision on the mark to market. The GP plans to finance all rehabilitation with the proceeds of the mark to market. The compliance period for this property ended in 2004.

In March 2005, Boston Capital Tax Credit Fund I - Series 4 (the "ILP") sold its interest in Greenwood Terrace, Ltd., to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,055,120 and proceeds to the ILP of $42,205. Of the total ILP proceeds received, $5,885 represented payment of outstanding reporting fees due to an affiliate of the ILP. Of the remaining proceeds, the net distribution in the amount of $20,000 was paid in September 2005. This represents a per BAC distribution of $.007. The total return to the investor was distributed based on the number of BACS held by each investor. The remaining proceeds of $16,320 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $10,350 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes but was not limited to salary reimbursement, mailing cost and third party legal fees; $5,970 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $32,970 as of March 31, 2005.

In March 2005, Boston Capital Tax Credit Fund I - Series 4 (the "ILP") sold its interest in Monticello, Ltd., to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,080,904 and proceeds to the ILP of $43,236. Of the total ILP proceeds received, the net distribution to investors in the amount of $20,741 was paid in September 2005. This represents a per BAC distribution of $.007. The total return to the investor was distributed based on the number of BACS held by each investor. The remaining proceeds of $22,495 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $10,350 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes but was not limited to salary reimbursement, mailing cost and third party legal fees; $12,145 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $39,886 as of March 31, 2005.

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

New Grand Hotel Associates Limited Partnership (New Grand Apartments) is an 80-unit Historic Rehab property located in Salt Lake City, Utah. The property underwent a substantial rehab for use as low-income residential housing pursuant to the HUD Section 8 Moderate Rehabilitation Program. The property has been operating under a HAP contract providing rental subsidies. In April 2005 the HAP contract expired, and was subsequently renewed for an additional one-year term. When renewed, the contract rent decreased by $55 per unit per month. This results in an annual loss of income of approximately $52,000. Since May the property has operated below breakeven, and has funded deficits by accruing payables, and management fees. Management has requested a rent increase from HUD, and has requested withdrawals from an operating reserve held by the lender. Due to the decreased cash flow, it is anticipated that the mortgage will go into default in January. The Operating General Partner will request that the lender fund the mortgage payment utilizing funds held in the operating escrow. The Investment General Partner will continue to monitor this situation.

In November 2005, the Investment Partnership sold its interest in Armory Square LP to the Operating General Partner for his assumption of the outstanding mortgage balance of $1,891,975 and cash proceeds to the Investment Partnership of $60,000. Of the total Investment Partnership proceeds received, $31,000 represented payment of outstanding reporting fees due to an affiliate of the Investment Partnership. The remaining proceeds of $29,000 were paid to BCAMLP was paid to BCAMLP or other related entities for expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $20,000 represented reimbursement for third party consulting fees and $9,000 represented reimbursement for expenses incurred related to the sale, which included but was not limited to legal fees. Annual losses generated by the Operating Partnership which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the ILP investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $31,000 as of September 30, 2005.

Series 5

As of December 31, 2005 and 2004, the average Qualified Occupancy for the series was 100%. The series had a total of four properties at December 31, 2005, all of which were at 100% Qualified Occupancy.

For the period ended December 31, 2005 and 2004, Series 5 reflects net loss from Operating Partnerships of $(62,146) and $(35,443), respectively, which includes depreciation and amortization of $170,686 and $169,789, respectively.

In February 2004, Boston Capital Tax Credit Fund I - Series 5 and Boston Capital Tax Credit Fund II - Series 14 negotiated a sale of their Investment Limited Partner interests in Glenhaven Park Partners (Glenhaven Estates) to the Operating General Partner. After repayment of the outstanding mortgage balance of approximately $43,040 the proceeds to the ILPs were $28,760. Of the proceeds $6,000 was for payment of outstanding reporting fees and $22,760 were proceeds from the sale of the interests. The total sale proceeds received were used to repay subordinated loans that had been made by Boston Capital Tax Credit Fund II-Series 14. Total outstanding subordinated loans and advances made by Series 5 and Series 14 exceeded the repayment by $10,742 and $156,940 for Series 5 and Series 14, respectively. The unpaid loans and advances were written off and included in the loss on the sale of the Operating Partnership for Series 5 and Series 14 as of March 31, 2004.

Series 6

As of December 31, 2005 and 2004, the average Qualified Occupancy for the series was 100%. The series had a total of ten properties at December 31, 2005, all of which were at 100% Qualified Occupancy.

For the period ended December 31, 2005 and 2004, Series 6 reflects net loss from Operating Partnerships of $(354,642) and $(3,691), respectively, which includes depreciation and amortization of $600,570 and $901,576, respectively.

In January of 2005, Boston Capital Tax Credit Fund I - Series 6 (the "ILP") sold its interest in Sherburne Senior Housing to the Operating General Partner for his assumption of the outstanding mortgage balance of $1,280,504 and proceeds of $17,301. Of this amount, the net distribution to the investors will be approximately $10,000. This represents a per BAC distribution of $.008. The total return to the investor will be distributed based on the number of BACs held by each investor. The remaining proceeds of $7,301 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. Annual losses generated by the Operating Partnership which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $17,301 as of March 31, 2005

Auburn Trace Limited (Auburn Trace) is a 256 unit property located in Delray Beach, Florida. In December 2005, a purchase and sale agreement was executed under which the Operating General Partner will purchase the interest of the Investment Limited Partner in Auburn Trace after the expiration of its Compliance Period on December 31, 2005. The sale is anticipated to close in the first or second quarter of 2006.

In December 2004, Boston Capital Tax Credit Fund I - Series 6 "The ILP" sold the Investment Limited Partner interest in Eldon Estates Limited Partnership to the Operating General Partner for his assumption of the outstanding mortgage balance of $542,524 and proceeds to the ILP of $16,276. Of the total received after payment of the mortgage, $5,000 represents payment of outstanding reporting fees. The remaining proceeds of $11,276 is anticipated to be paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $2,163 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes but was not limited to salary reimbursement, mailing cost and third party legal fees; $9,113 represents partial reimbursement for outstanding asset management fees. Annual losses generated by the Operating Partnership, which were applied against the ILP's investment in the Operating Partnership, in accordance with the equity method of accounting, had previously reduced the ILP investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $11,113 as of December 31, 2004.

In December 2004, Boston Capital Tax Credit Fund I - Series 6 sold the Investment Limited Partner interest in Warrensburg Properties Limited Partnership to the Operating General Partner for his assumption of the outstanding mortgage balance of $559,159 and proceeds to the ILP of $16,775. Of the total received after payment of the mortgage, $5,000 represents payment of outstanding reporting fees. The remaining proceeds of $11,775 is anticipated to be paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $2,168 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes but was not limited to salary reimbursement, mailing cost and third party legal fees; $9,607 represents partial reimbursement for outstanding asset management fees.; Annual losses generated by the Operating Partnership, which were applied against the ILP's investment in the Operating Partnership, in accordance with the equity method of accounting, had previously reduced the ILP investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the expense and overhead reimbursement, has been recorded in the amount of $11,607 as of December 31, 2004.

In July 2004, the Operating General Partner of Columbia Park Associates entered into an agreement to sell the property and the transaction closed in December 2004. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. After repayment of the outstanding mortgage balances of approximately $1,397,779, the proceeds to the ILP were $2,738,413. Of the total received after payment of the mortgage, $5,000 represents payment of outstanding reporting fees. Of the remaining proceeds, $354,481 is anticipated to be paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $74,000 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes but was not limited to salary reimbursement, mailing cost and third party legal fees; $280,481 represents partial reimbursement for outstanding asset management fees.; Of the proceeds received $2,378,932 was distributed to the investors in September 2005. This represents a per BAC distribution amount of $1.826. A loss on the sale of the Investment Limited Partnership of $671,784 representing the proceeds received by the ILP, net of their remaining investment balance and their share of the overhead and expense reimbursement was recorded in the quarter ended December 31, 2004.

In December 2004, BCTC Fund I - Series 6 (the "ILP") negotiated the sale of its Investment Limited Partner interest in Holland West Limited Partnership to the Operating General Partner. The sale of the ILP's interest is expected to occur in the third quarter of 2006. After repayment of the outstanding mortgage balances of approximately $1,664,604, the proceeds to the ILP are estimated to be $1,044,201. Of the proceeds anticipated, $7,500 is for the payment of outstanding reporting fees and $1,036,701 is the estimated payment for the sale of the ILP's interest. It is estimated that $656,816 will be distributed to the investors. Provided this is the actual amount distributed, the investor per BAC distribution will be $.504. The total returned to the investors will be distributed based on the number of BACs held by each investor. The remaining proceeds of $379,885 are anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates. The breakdown of amount to be paid to BCAMLP is as follows: $109,006 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes but was not limited to salary reimbursement, mailing cost and third party legal fees; and $270,879 represents payment of outstanding Asset Management Fees due to BCAMLP.

In October 2004, while attempting to capitalize on the strong California real estate market, the Operating General Partner of Rosenberg Building Associates (Rosenberg Apartments) entered into an agreement to sell the property and the transaction closed in the first quarter of 2005. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. After repayment of the outstanding mortgage balance of approximately $1,699,801, and payments of outstanding fees due to the Managing and Operating General Partners of $61,748 and $173,500 respectively, proceeds to the Investment Limited Partners were $1,508,640. Of the Investment Limited Partner proceeds received: $120,086 represents re-payment of outstanding loans made to the Operating Partnership; and $76,251 represents payment of outstanding investor service fees. The remaining proceeds of $1,312,303 were paid to the Investment Limited Partnerships, BCTC I Series 4 and Series 6 and BCTC II Series 7 and Series 14, in accordance with their contributions to the Operating Partnership and the terms of the Operating Partnership agreement. The amount paid to each Series is as follows: Series 4 $138,130, Series 6 $91,034, Series 7 $318,139 and Series 14 $765,000. Series 4, Series 6, Series 7 and Series 14 will use $43,705, $28,804, $100,662 and $233,948, respectively, of their proceeds to pay outstanding asset management fees due to an affiliate of the Investment Partnership. In August 2005 additional sale proceeds of $59,929 were received and were allocated to Series 4, Series 6, and Series 7 as follows: $15,125 to Series 4, $9,968 to Series 6, and $34,836 to Series 7. Of the initial and additional sales proceeds, it is estimated that approximately $109,550, $72,198, $252,313 and $531,052, for Series 4, Series 6, Series 7, and Series 14, respectively, will be distributed to the investors, or used to pay non-resident tax withholdings requirements of the State of California. Provided that this is the actual amount distributed, the investor per BAC distribution will be $.037, $.055, $.244, and $.095, for Series 4, Series 6, Series 7, and Series 14, respectively. A gain/(loss) on the sale of the Investment Limited Partner Interest of ($645,692), ($348,936), $318,139, and $288,349, for Series 4, Series 6, Series 7, and Series 14, respectively, was realized in the quarter ended March 31, 2005. An additional gain on the sale of the Investment Limited Partner Interest of $15,125, 9,968, and $34,836, for Series 4, Series 6, and Series 7, respectively, was realized in the quarter ended September 30, 2005. The gain/(loss) recorded represented the proceeds received by the ILP, net of their remaining investment balance and their share of the overhead and expense reimbursement.

Recent Accounting Pronouncements

As of December 31, 2005, the partnership adopted FASB Interpretation No. 46 - Revised ("FIN46R"), "Consolidation of Variable Interest Entities." FIN 46R provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity ("VIE'') in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entity's expected losses, the majority of the expected returns, or both.

Based on the guidance of FIN 46R, the operating limited partnerships in which the partnership invests in meet the definition of a VIE. However, management does not consolidate the partnership's interests in these VIEs under FIN 46R, as it is not considered to be the primary beneficiary. The partnership currently records the amount of its investment in these partnerships as an asset in the balance sheets, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in the financial statements.

The partnership's balance in investment in operating limited partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The partnership's exposure to loss on these partnerships is mitigated by the condition and financial performance of the underlying properties as well as the strength of the local general partners and their guarantee against credit recapture.

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

Exceptions to Certifications

As discussed in its annual report on Form 10-K for the year ended 2005, Boston Capital Tax Credit Fund I L.P. (the "Partnership") was unable to obtain an audit of its financial statements included in such annual report performed in accordance with the standards of the PCAOB. This was due to the inability to obtain audits of financial statements of the entities in which the Partnership has invested (the "Operating Partnerships") performed in accordance with the standards of the PCAOB. (Audit opinions, which the Partnership's auditors originally intended to rely upon in forming their opinion, were obtained from the Operating Partnerships that are in accordance with generally accepted auditing standards for the United States, although not in accordance with the standards of PCAOB.) Accordingly, the Partnership filed its annual report on Form 10-K for the year ended 2005 as "UNAUDITED."

The Partnership continues to evaluate ways of addressing this deficiency and, together with its auditors, has discussed solutions with the SEC and the PCAOB. To date, those solutions primarily entail enhanced audit documentation required by PCAOB Audit Standard No. 3. The Partnership's auditors would have to perform additional procedures related to those Operating Partnerships in order to complete their audit.

The Partnership's auditors have been engaged to perform, and have performed, a review of the Partnership's interim financial information included in the Partnership's quarterly report on Form 10-Q for the quarter ended December 2005.

Despite the Partnership's ongoing efforts to address these matters, the Partnership at the time of this filing is an untimely filer due to the deficiency in its annual report on Form 10-K

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

There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended December 31, 2005 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

Boston Capital Tax Credit Fund Limited Partnership

	By:	Boston Capital Associates Limited Partnership, General Partner

	By:	BCA Associates Limited Partnership, General Partner

	By:	C&M Management, Inc., General Partner

Date: February 21, 2006	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of
1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

February 21, 2006	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), C&M Management Inc.; Director, President (Principal Executive Officer) BCTC Assignor Corp.

DATE:	SIGNATURE:	TITLE:

February 21, 2006	/s/ Marc N. Teal Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer), C&M Management Inc; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC Assignor Corp.