Form 10-K
period 2006-03-31
BOSTON CAPITAL TAX CREDIT FUND LTD PARTNERSHIP
filed 2006-12-21
CIK 835095

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PERSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended March 31, 2006
or

☐	TRANSITION REPORT PERSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Title of each class — Name of each exchange on which registered
None
Securities registered pursuant to Section 12(g) of the Act:
Title of class
None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐	No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
DOCUMENTS INCORPORATED BY REFERENCE
The following documents of the Partnership are incorporated by reference:

Form 10-K
Parts	Documents
Parts I, III as supplemented	Prospectus

BOSTON CAPITAL TAX CREDIT FUND LIMITED PARTNERSHIP
Form 10-K ANNUAL REPORT
FOR THE YEAR ENDED MARCH 31, 2006

PART I
Item 1. Business
Organization
Boston Capital Tax Credit Fund Limited Partnership (the “Partnership”) is a limited partnership formed under the Delaware Revised Uniform Limited Partnership Act as of June 1, 1988. Effective as of June 1, 2001, there was a restructuring and, as a result, the Fund’s general partner was reorganized as follows. The General Partner of the Fund continues to be Boston Capital Associates Limited Partnership, a Massachusetts limited partnership. The general partner of the General Partner is BCA Associates Limited Partnership, a Massachusetts limited partnership, whose sole general partner is C&M Management, Inc., a Massachusetts corporation. John P. Manning is the principal of Boston Capital Partners, Inc. The limited partner of the General Partner is Capital Investment Holdings, a general partnership whose partners are certain officers and employees of Boston Capital Partners, Inc., and its affiliates. The Assignor Limited Partner is BCTC Assignor Corp., a Delaware corporation which is now wholly-owned by John P. Manning.
The Assignor Limited Partner was formed for the purpose of serving in that capacity for the Partnership and will not engage in any other business. Units of beneficial interest in the Limited Partnership Interest of the Assignor Limited Partner are assigned by the Assignor Limited Partner by means of beneficial assignee certificates (“BACs”) to investors and investors are entitled to all the rights and economic benefits of a Limited Partner of the Partnership including rights to a percentage of the income, gains, losses, deductions, credits and distributions of the Partnership.
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
Description of Business
The Partnership’s principal business is to invest as a limited partner in other limited partnerships (the “Operating Partnerships”), each of which was to own or lease and operate an Apartment Complex exclusively or partially for low- and moderate-income tenants. Each Operating Partnership in which the Partnership has invested owns an Apartment Complex which is completed, newly-constructed, or newly-rehabilitated. Each Apartment Complex qualified for the low-income housing tax credit under Section 42 of the Code (the “Federal Housing Tax Credit”), providing tax benefits over a period of eleven years in the form of tax credits which investors may use to offset income, subject to strict limitations, from other sources. Some of the Apartment Complexes also qualified for the historic rehabilitation tax credit under Section 47 of the Code (the “Rehabilitation Tax Credit”). The Federal Housing Tax Credit and the Government Assistance programs are described on pages 53 to 73 of the Prospectus under the caption “Government

Assistance Programs,” which is incorporated herein by reference. Section 236 (f) (ii) of the National Housing Act, as amended, and Section 101 of the Housing and Urban Development Act of 1965, as amended, each provide for the making by HUD of rent supplement payments to low income tenants in properties which receive other forms of federal assistance including Tax Credits. The payments for each tenant, which are made directly to the owner of their property, generally are in amounts to enable the tenant to pay rent equal to 30% of the adjusted family income. Some of the Apartment Complexes in which the Partnership has invested are receiving these rent supplements from HUD. HUD has been in the process of converting rent supplement assistance to assistance paid not to the owner of the Apartment Complex, but directly to the individuals. At this time, the Partnership is unable to predict whether Congress will continue rent supplement programs payable directly to owners of Apartment Complexes.
At March 31, 2006, the Partnership had limited partnership equity interests in fifty-seven operating partnerships which own operating apartment complexes as follows: nine in Series 1; six in Series 2; eighteen in Series 3; ten in Series 4; four in Series 5; and ten in Series 6. A description of these Operating Partnerships is set forth in Item 2 herein.
The business objectives of the Partnership are to:
     (1) preserve and protect the Partnership’s capital;
     (2) provide current tax benefits to Investors in the form of (a) Federal Housing Tax Credits and Rehabilitation Tax Credits, which an Investor may apply, subject to strict limitations, against his federal income tax liability form active, portfolio and passive income, and (b) passive losses which an Investor may apply to offset his passive income (if any);
     (3) Provide capital appreciation through increases in value of the Partnership’s investments and, to the extent applicable, equity buildup through periodic payments on the mortgage indebtedness with respect to the Apartment Complexes; and
     (4) provide cash distributions (except with respect to the Partnership’s investment in certain Non-Profit Operating Partnerships) from a Capital Transaction as to the Partnership. The Operating Partnerships intend to hold the Apartment Complexes for appreciation in value. The Operating Partnerships may sell the Apartment Complexes after a period of time if financial conditions in the future make sales desirable and if sales are permitted by government restrictions.
The business objectives and investment policies of the Partnership are described more fully on pages 44 to 52 of the Prospectus under the caption “Business Objectives and Investment Policies,” which is incorporated herein by reference.

Employees
The Partnership does not have any employees. Services are performed by the General Partner and its affiliates and agents retained by them.
Item 1A. Risk Factors
As used in this Item 1A, references to “we, “us” and “our” mean the Fund.
An investment in our Units and our investments in Local Limited Partnerships and their Operating Partnerships are subject to risks. These risks may impact the tax benefits of an investment in our Units, and the amount of proceeds available for distribution to our Limited Partners, if any, on liquidation of our investments.
In addition to the other information set forth in this report, you should carefully consider the following factors which could materially affect our business, financial condition or results of operations. The risks described below are not the only risks we face. Additional factors not presently known to us or that we currently deem to be immaterial also may materially adversely affect our business operations.
The ability of Limited Partners to claim tax losses from their investment in us is limited.
The IRS may audit us or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Tax Credits and tax losses allocable to the investors could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in our Units. Changes in tax laws could also impact the tax benefits from an investment in our Units and/or the value of the Operating Partnerships. Until the Local Limited Partnerships have completed a mandatory fifteen year Low Income Housing Tax Credit compliance period, investors are at risk for potential recapture of Low Income Housing Tax Credits that have already been claimed.
The Low Income Housing Tax Credits rules are extremely complicated and noncompliance with these rules may have adverse consequences for Unit holders.
Noncompliance with applicable tax regulations may result in the loss of future Low Income Housing Tax Credits and the fractional recapture of Low Income Housing Tax Credits already taken. In most cases the annual amount of Low Income Housing Tax Credits that an individual can use is limited to the tax liability due on the person’s last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Operating Partnerships at a price which would result in our realizing cash distributions or proceeds from the transaction. Accordingly, we may be unable to distribute any cash to its investors. Low Income Housing Tax Credits may be the only benefit from an investment in our Units.
Poor performance of one Housing Complex, or the real estate market generally, could impair our ability to satisfy our investment objectives.
Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years of the existence of the Partnership, the loss of any remaining future Low Income Housing Tax Credits, a fractional recapture of previously claimed Low Income

Housing Tax Credits, and a loss of our investment in the Housing Complex would occur. To the extent the Operating Partnerships receive government financing or operating subsidies, they may be subject to one or more of the following risks:
–	difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Operating Partnerships;

–	limitations on transfers of interests in Local Limited Partnerships;

–	limitations on removal of Local General Partners;

–	limitations on subsidy programs; and

–	possible changes in applicable regulations.
The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.
No trading market for the Units exists or is expected to develop.
There is currently no active trading market for the Units. Accordingly, Limited Partners may be unable to sell their Units or may have to sell Units at a discount. Limited Partners should consider their Units to be a long-term investment.
Investors may realize taxable gain on sale or disposition of certificates.
     Upon the sales or other taxable disposition of certificates, investors will realize taxable income to the extent that their allocable share of the non-recourse mortgage indebtedness on the apartment complexes, together with the money they receive from the sale of the certificates, is greater than the original cost of their certificates. This realized taxable income is reduced to the extent that investors have suspended passive losses or credits. It is possible that the sale of certificates may not generate enough cash to pay the tax obligations arising from the sale.
Investors may have tax liability in excess of cash.
     Investors eventually may be allocated profits for tax purposes which exceed any cash Boston Capital distributes to them. Under these circumstances, unless an investor has passive losses or credits to reduce such tax liability, the investor will have to pay federal income tax without a corresponding cash distribution from Boston Capital. Similarly, in the event of a sale or foreclosure of an apartment complex or a sale of certificates, an investor may be allocated taxable income, resulting in tax liability, in excess of any cash distributed to him or her as a result of such event.
Investors may not receive cash if apartment complexes are sold.
     There is no assurance that investors will receive any cash distributions from the sale or refinancing of an apartment complex. The price at which an apartment complex is sold may not be large enough to pay the mortgage and other expenses which must be paid at such time. Even if there are net cash proceeds from a sale distributed to Boston Capital, expenses such as accrued Fund Management Fees and unpaid loans to Boston Associates will be deducted pursuant to Section 4.02(a) of the Fund Agreement included in Exhibit A. If any of these events happen, investors will not get all of their investment back, and the only benefit from an investment in Boston Capital will the tax credits received.

The sale or refinancing of the apartment complexes is dependent upon the following material factors:
–	The necessity of obtaining the consent of the operating general partners;

–	The necessity of obtaining the approval of any governmental agency(ies) providing government assistance to the apartment complex; and

–	The uncertainty of the market.
Any sale may occur well after the fifteen-year federal housing tax credit compliance period.
We have insufficient sources of cash to pay its existing liabilities.
We currently do not have sufficient cash resources to satisfy its financial liabilities. Furthermore, we do not anticipate that we will have sufficient available cash to pay our future financial liabilities. Substantially all of our existing liabilities are payable to our General Partner and its affiliates. Though the amounts payable to the General Partner and its affiliates are contractually currently payable, we do not believe that the General Partner or its affiliates will demand immediate payment of these contractual obligations in the near term, however there can be no assurance that this will be the case. We would be materially adversely affected if the General Partner or its affiliates demanded payment in the near term of our existing contractual liabilities or suspended the provision of services to us because of its inability to satisfy these obligations. All monies currently deposited, or that will be deposited in the future, into the Partnership’s working capital reserves are intended to be utilized to pay our existing and future liabilities.
Item 1B. Unresolved Staff Comments
     Not applicable.
Item 2. Properties
The Partnership has acquired a limited partnership interest in each of the fifty-seven Operating Partnerships identified in the following tables. In each instance the Apartment Complexes owned by the applicable Operating Partnerships are eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each Apartment Complex which complied with the Minimum Set-Aside Test (i.e., initial occupancy by tenants with incomes equal to no more than a designated percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as “Qualified Occupancy”. Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus, as supplemented, or applicable Report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.
Please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed discussion of operational difficulties experienced by certain of the Operating Partnerships.

Boston Capital Tax Credit Fund Limited Partnership — Series 1
PROPERTY PROFILES AS OF MARCH 31, 2006

			Mortgage
			Balance		Qualified	Capital
Property			As Of	Construction	Occupancy	Contrib-
Name	Location	Units	12/31/05	Completion	3/31/06	uted
Apple Hill Apartments	West Newton, NC	44	$1,446,961	01/88	100%	$317,660

Briarwood Apartments	Vero Beach, FL	45	1,438,231	08/89	100%	386,368

Country Knoll	Coldwater, MI	32	915,731	07/89	100%	202,610

Country Village Apts	Warwick, NY	64	3,092,057	04/89	100%	845,000

Elk Rapids II Apartments	Elk Rapids, MI	24	721,843	02/89	100%	161,078

Green Acres Apartments	Yulee, FL	47	1,441,395	08/89	100%	394,500

River Park Commons	Rochester, NY	402	12,123,664	12/88	100%	2,315,400

Westchase Apartments	Three Rivers, MI	32	942,486	07/89	100%	202,610

Wood Creek Manor	Saulte St. Marie, MI	32	943,123	07/89	100%	213,390

Boston Capital Tax Credit Fund Limited Partnership — Series 2
PROPERTY PROFILES AS OF MARCH 31, 2006

			Mortgage
			Balance		Qualified	Capital
Property			As Of	Construction	Occupancy	Contrib-
Name	Location	Units	12/31/05	Completion	3/31/06	uted
Annadale Apartments	Fresno, CA	222	$12,106,016	06/90	100%	$1,736,542

Calexico Village Apts.	Calexico, CA	36	1,527,202	04/90	100%	464,896

Heber II Village Apts.	Heber, CA	24	1,067,090	04/89	100%	345,000

Redondo II Apts.	Westmorland, CA	32	1,402,488	07/90	100%	580,000

Redwood Creek Apts.	McKinleyville, CA	48	1,727,616	12/89	100%	688,572

Thunderbird Apartments	Mecca, CA	54	2,542,101	07/90	100%	1,012,157

Boston Capital Tax Credit Fund Limited Partnership — Series 3
PROPERTY PROFILES AS OF MARCH 31, 2006

			Mortgage
			Balance		Qualified	Capital
Property			As Of	Construction	Occupancy	Contrib-
Name	Location	Units	12/31/05	Completion	3/31/06	uted
Ashley Senior Center Apts.	Ashland, OR	62	$1,740,372	05/89	100%	$495,500

Belfast Birches	Belfast, ME	24	1,059,557	05/89	100%	245,000

Crane Street Court	Littleton, NH	33	1,438,440	12/88	100%	293,000

Cruz Bay Apartments	St. John, USVI	20	1,454,876	02/89	100%	285,820

Fiddler’s Creek Apartments	Southport, NC	24	1,200,831	02/89	100%	200,397

Gilmore Court	Jaffrey, NH	28	1,353,122	06/89	100%	288,660

Greenwood Apartments	Owosso, MI	48	1,397,950	08/89	100%	312,090

Jackson Apartments	Jackson, WY	28	1,160,939	07/89	100%	225,000

Lake North Apartments	Lady Lake, FL	36	1,024,415	01/89	100%	220,780

Lakewood Terr Apartments	Lakeland, FL	132	3,204,072	08/89	100%	572,400

Maplewood Apartments	Cloquet, MN	24	737,660	04/89	100%	150,800

Mound Plaza Apartments	Moundville, AL	24	608,147	09/89	100%	129,465

Oak Crest Manor II	Brainerd, MN	30	885,892	05/89	100%	168,130

Queens Court Apts.	Philadelphia, PA	32	120,000	01/89	100%	759,500

Ripon Apartments	Ripon, WI	24	826,417	07/89	100%	176,260

Boston Capital Tax Credit Fund Limited Partnership — Series 3
PROPERTY PROFILES AS OF MARCH 31, 2006
Continued

			Mortgage
			Balance		Qualified	Capital
Property			As Of	Construction	Occupancy	Contrib-
Name	Location	Units	12/31/05	Completion	3/31/06	uted
Sun Village Apartments	Groveland, FL	34	$1,016,362	05/88	100%	$211,880

Trinidad Apartments	Trinidad, CO	24	897,998	06/89	100%	202,000

Vassar Apartments	Vassar, MI	32	895,483	11/89	100%	189,596

Boston Capital Tax Credit Fund Limited Partnership — Series 4
PROPERTY PROFILES AS OF MARCH 31, 2006

			Mortgage
			Balance		Qualified	Capital
Property			As Of	Construction	Occupancy	Contrib-
Name	Location	Units	12/31/05	Completion	3/31/06	uted
Auburn Trace	Delray Beach, FL	256	$9,320,930	01/90	100%	$2,849,298

Ault Apartments	Ault, CO	16	472,972	07/89	100%	92,232

Berkshire Apartments	Wichita, KS	90	1,658,225	09/89	100%	1,829,104

Burlwood Apartments	Cripple Creek, CO	10	350,372	08/89	100%	45,600

Cambria Commons	Cambria, NY	24	1,034,192	07/89	100%	367,600

Clearview Apartments	Monte Vista, CO	24	735,882	11/89	100%	166,400

Meadowcrest Apartments	Southfield, MI	83	2,732,227	10/90	100%	1,055,404

Milliken Apartments	Milliken, CO	28	837,229	08/89	100%	135,000
New Grand Hotel	Salt Lake City,UT	80	2,627,349	03/90	100%	2,823,370

Shockoe Hill Apartments II	Richmond, VA	64	1,744,672	09/89	100%	1,110,590

Boston Capital Tax Credit Fund Limited Partnership — Series 5
PROPERTY PROFILES AS OF MARCH 31, 2006

			Mortgage
			Balance		Qualified	Capital
Property			As Of	Construction	Occupancy	Contrib-
Name	Location	Units	12/31/05	Completion	3/31/06	uted
Annadale Apartments	Fresno, CA	222	$12,106,016	06/90	100%	$1,161,810

Calexico Village Apartments	Calexico, CA	36	1,524,334	04/90	100%	128,174

Heather Ridge Apartments	Redding, CA	56	441,612	09/89	100%	1,182,030

Point Arena Village	Point Arena, CA	25	1,172,091	02/90	100%	444,830

Boston Capital Tax Credit Fund Limited Partnership — Series 6
PROPERTY PROFILES AS OF MARCH 31, 2006

			Mortgage
			Balance		Qualified	Capital
Property			As Of	Construction	Occupancy	Contrib-
Name	Location	Units	12/31/05	Completion	3/31/06	uted
Auburn Trace	Delray Beach, FL	256	$9,320,930	01/90	100%	$1,971,457

Briarwood Estates	Cameron, MO	24	553,699	09/88	100%	137,367

Forty West Apartments	Holland, MI	120	1,521,245	02/90	100%	1,431,562

Hacienda Villa Apartments	Firebaugh, CA	120	3,465,729	01/90	100%	1,460,316

Hillandale Commons	Lithonia, GA	132	4,370,266	01/90	100%	1,444,800

Kearney Properties II	Kearney, MO	16	352,501	03/88	100%	99,334

Los Pueblos Apartments	Socorro, NM	32	1,214,491	05/88	100%	414,851

Pleasant Hill	Pleasant Hill, MO	24	547,098	12/88	100%	141,624

Tall Pines Apartments	Charlestown, NH	32	1,396,395	11/89	100%	302,491

Woodcliff Apartments	Ishpeming, MI	24	737,813	11/89	100%	192,996

Item 3. Legal Proceedings
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.

PART II

Item 5.	Market for the Partnership’s Limited Partnership Interests and Related Partnership Matters and Issuer Parchases of Partnership Interests
(a) Market Information
The Partnership is classified as a limited partnership and does not have common stock. There is no established public trading market for the BACs and it is not anticipated that any public market will develop.
(b) Approximate number of security holders.
As of March 31, 2006, the Partnership has 6,588 registered BAC Holders for an aggregate of 9,800,600 BACs which were offered a subscription price of $10 per BAC.
The BACs were issued in series. Series 1 had 908 investors holding 1,299,900 BACs; Series 2 had 647 investors holding 830,300 BACs; Series 3 had 2,050 investors holding 2,882,200 BACs; Series 4 had 1,848 investors holding 2,995,300 BACs; Series 5 had 358 investors holding 489,900 BACs; and Series 6 had 777 investors holding 1,303,000 BACs.
(c) Dividend history and restriction.
The Partnership has made no distributions of Net Cash Flow to its BAC Holders from its inception, June 1, 1988 through March 31, 2006. The Partnership made a return of equity distribution to the Limited Partners in the amount of $350,003 during the year ended March 31, 1992. The distribution was the result of certain Operating Partnerships not achieving their projected tax credits.
During the year ended March 31, 2006, the Partnership made a return of equity distribution to the Series 1, 2, 3, 4, and Series 6 Limited Partners in the amount of $39,131, $288,242, $316,439, $1,074,238, and $2,378,931, respectively. The distributions were the result of proceeds available from the sale or transfer of one or more Operating Partnerships.
The Partnership Agreement provides that Profits, Losses and Credits will be allocated each month to the holder of record of a BAC as of the last day of such month. Allocation of Profits and Credits among BAC Holders will be made in proportion to the number of BACs held by each BAC Holder.
Any distributions of Net Cash Flow or Liquidation, Sale or Refinancing Proceeds will be made within 180 days of the end of the annual period to which they relate. Distributions will be made to the holders of record of a BAC as of the last day of each month in the ratio which (i) the BACs held by a Person on the last day of the calendar month bears to (ii) the aggregate number of BACs outstanding on the last day of such month.
Partnership allocations and distributions are described on pages 99 to 103 of the Prospectus, as supplemented, which are incorporated herein by reference.

Item 6. Selected Financial Data
The information set forth below presents selected financial data of the Partnership for each of the five years in the period ended March 31, 2006. Additional detailed financial information is set forth in the audited financial statements listed in Item 14 hereof.

	March 31,	March 31,	March 31,	March 31,	March 31,
	2006	2005	2004	2003	2002
Operations
Interest Income	$11,999	$10,445	$11,140	$1,726	$2,685
Other Income	27,424	29,983	66,063	16,194	38,023

Share of Income (Loss) of Operating Partnerships	1,790,686	(1,076,925)	1,501,868	(950,064)	(617,075)

Operating Exp. *	(730,143)	(2,843,185)	(1,108,365)	(1,020,779)	(1,050,289)

Net Income (Loss)	1,099,966	(3,879,682)	470,706	(1,952,923)	(1,626,656)

Net Income (Loss) per BAC	$.11	$(.39)	$.05	$(.20)	$(.16)

Balance Sheet

Total Assets	$591,789	$4,557,134	$9,739,311	$8,893,597	$9,825,826

Total Liab.	$10,953,190	$11,921,520	$11,510,858	$11,135,850	$10,115,156

Partners’ Equity	$(10,361,401)	$(7,364,386)	$(1,771,547)	$(2,242,253)	$(289,330)

Other Data

*	Operating Expense includes Impairment Losses recorded in the amounts of $69,539 for 2006, $2,182,175 for 2005 and $170,000 for 2004.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including our intentions, hopes, beliefs, expectations, strategies and predictions of our future activities, or other future events or conditions. There statements are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created by these acts. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, for example, the factors identified in Part I, Item 1 of this Report. Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.
Liquidity
The Partnership’s primary source of funds was the proceeds of its public offering. Other sources of liquidity include (i) interest earned on capital contributions held pending investment or held for working capital reserves and (ii) cash distributions from operations of the Operating Partnerships in which the Partnership has invested. These sources of liquidity are available to meet the obligations of the Partnership. The Partnership is currently accruing the annual partnership management fees, which allows each series the ability to pay non-affiliated third party obligations. During the fiscal year ended March 31, 2006 the Partnership accrued $545,258 in annual partnership management fees. During the fiscal year ended March 31, 2006 the Partnership paid $1,334,800 in partnership management fees. As of March 31, 2006, total partnership management fees accrued were $9,881,369. Pursuant to the Partnership Agreement, there liabilities will be deferred until the Partnership receives sales or refinancing proceeds from Operating Partnerships which will be used to satisfy there liabilities.
An affiliate of the general partner has advanced $1,071,821 to the Partnership to pay various third party operating expenses and to make advances and/or loans to Operating Partnerships. The amounts advanced to five of the six series are as follows: $128,495 to Series 1; $139,641 to Series 2; $461,113 to Series 3; $296,271 to Series 4; and $46,301 to Series 6. These and any additional advances will be paid, without interest, from available cash flow, reporting fees, or the proceeds of sales or refinancing of the Partnership’s interests in Operating Partnerships. The Partnership anticipates that as the Operating Partnerships continue to mature, more cash flow and reporting fees will be generated. Cash flow and reporting fees will be added to the Partnership’s working capital and will be available to meet future third party obligations of the Partnership. The Partnership is currently pursuing, and will continue to pursue, available cash flow and reporting fees.

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
The net proceeds from the offer and sale of BACs in Series 1 have been used to invest in a total of 20 Operating Partnerships in an aggregate amount of $9,407,952, and the Partnership has completed payment of all installments of its capital contributions. As of March 31, 2006, eleven of the properties had been disposed of and nine remained. Series 1 had $52,894 in Working Capital at March 31, 2006. Dispositions that occurred in the current fiscal year are disclosed in the Series Results of Operations.
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
The net proceeds of the offer and sale of BACs in Series 2 have been used to invest in a total of 8 Operating Partnerships in an aggregate amount of $6,498,176, and the Partnership has completed payment of all installments of its capital contributions. As of March 31, 2006, two of the properties had been disposed of and six remained. Series 2 had $162,014 in Working Capital at March 31, 2006. Dispositions that occurred in the current fiscal year are disclosed in the Series Results of Operations.
(Series 3). The Partnership received and accepted subscriptions for $28,822,000, representing 2,882,200 BACs from investors admitted as BAC Holders in Series 3. Offers and sales of BACs in Series 3 were completed and the last of the BACs in Series 3 were issued by the Partnership on March 14, 1989.
The net proceeds of the offer and sale of BACs in Series 3 have been used to invest in a total of 33 Operating Partnerships in an aggregate amount of $21,738,797, and the Partnership has completed payment of all installments of its capital contributions. As of March 31, 2006, fifteen of the properties had been disposed of and eighteen remained. Series 3 had $223,404 in Working Capital at March 31, 2006. Dispositions that occurred in the current fiscal year are disclosed in the Series Results of Operations.
(Series 4). The Partnership commenced offering BACs in Series 4 on March 27, 1989. The Partnership received and accepted subscriptions for 29,788,160, representing 2,995,300 BACs from investors admitted as BAC Holders in Series 4. Offers and sales of BACs in Series 4 were completed and the last of the BACs in Series 4 were issued by the Partnership on July 7, 1989.

The net proceeds from the offer and sale of BACs in Series 4 have been used to invest in a total of 25 Operating Partnerships in an aggregate amount of $22,934,082, and the Partnership has completed payment of all installments of its capital contributions. As of March 31, 2006, fifteen of the properties had been disposed of and ten remained. Series 4 had $957 in Working Capital at March 31, 2006. Dispositions that occurred in the current fiscal year are disclosed in the Series Results of Operations.
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
The net proceeds of the offer and sale of BACs in Series 5 have been used to invest in a total of 5 Operating Partnerships in an aggregate amount of $3,431,044, and the Partnership has completed payment of all installments of its capital contributions. As of March 31, 2006, one of the properties had been disposed of and four remained. Series 5 had $32,651 in Working Capital at March 31, 2006. Dispositions that occurred in the current fiscal year are disclosed in the Series Results of Operations.
(Series 6). The Partnership commenced offering BACs in Series 6 on July 18, 1989. The Partnership received and accepted subscriptions for $12,935,780, representing 1,303,000 BACs from investors admitted as BAC Holders in Series 6. Offers and sales of BACs in Series 6 were completed and the last of the BACs in Series 6 were issued by the Partnership on September 29, 1989.
The net proceeds from the offer and sale of BACs in Series 6 have been used to invest in a total of 15 Operating Partnerships in an aggregate amount of $10,652,631, and the Partnership has completed payment of all installments of its capital contributions. As of March 31, 2006, five of the properties had been disposed of and ten remained. Series 6 had $119,663 in Working Capital at March 31, 2005. Dispositions that occurred in the current fiscal year are disclosed in the Series Results of Operations.
Results of Operations
The Partnership incurs an annual partnership management fee payable to the General Partner and/or its affiliates in an amount equal to 0.375% of the aggregate cost of the Apartment Complexes owned by the Operating Partnerships, less the amount of various partnership management and reporting fees paid or payable by the Operating Partnerships. The annual partnership management fee incurred net of reporting fees for the fiscal years ended March 31, 2006, 2005 and 2004 was $438,157, $450,058 and $765,458, respectively. The amount is anticipated to be lower for subsequent fiscal years as more of the Operating Partnerships begin to pay accrued and annual partnership management and reporting fees. During the fiscal years ended March 31, 2006, 2005, and 2004, the Partnership received $107,101, $331,667, and $93,419, respectively, in reporting fees from the Operating Partnerships
The Partnership’s investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested. The Partnership’s investments in Operating Partnerships have been made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

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
(Series 1). As of March 31, 2005 and 2004, the Qualified Occupancy for the Series was 100%. The Series had a total of 9 properties at March 31, 2006, all of which were at 100% Qualified Occupancy.
For the tax years ended December 31, 2005 and 2004, the Series, in total, generated $1,988,718 and $2,160,124, respectively, in passive income tax losses which were passed through to the investors. As of December 31, 2001 all of the Operating Partnerships in Series 1 had completed their respective credit periods and it is not expected that any additional tax credits will be generated.
For the years ended December 31, 2005 and 2004, Series 1 reflects net loss from Operating Partnerships of $(1,171,878) and $(2,851,658), respectively, which includes depreciation and amortization of $502,636 and $ 811,170, respectively.
For the years ended March 31, 2006, 2005, and 2004, the net loss for series 1 was $49,059, $22,003, and $178,524, respectively. The major components of these amounts are the Fund’s share of income (losses) from Operating Partnership and the fund management fee. The variances in net losses is due to the income (losses) recorded from the dispositions of Operating Limited Partnerships in the prior year.
Genesee Commons Associates (River Park Commons) is a 402-unit property located in Rochester, New York. The compliance period ended in 2003. On April 15, 2004, the Operating General Partner’s interest was transferred to Conifer Reality, L.L.C., which intends to rehabilitate the 202 unit high rise building, demolish 200 townhomes and re-construct 100 market rent townhomes while re-structuring the financing of the development. Occupancy has declined to 56% as of the third quarter of 2005 and has continued to decline as management is encouraging move outs to enable a full rehabilitation of the high rise building. The 200 townhouses were originally scheduled to be bulldozed and rebuilt as 100 market rate units in 2005. However, there have been several unanticipated delays in the rehabilitation project. The Rochester Housing Authority has yet to approve the transfer of the 236 rental subsidy from the townhomes to the high rise building and many Section 8 voucher holders residing in the townhomes have refused to move out without payment. The Operating General Partner anticipates that these issues will be resolved before year-end and the demolition and rehabilitation will be postponed until 2006. Previously, we reported that a forbearance agreement (the “Agreement”) had been entered into with the lender. Currently, the Operating General Partner is negotiating with the lender to extend the Agreement. In addition, the Operating General Partner is negotiating with the Department of Housing and Urban Development (“HUD”) to continue the interest subsidy payment provided to the property after a restructuring of the mortgage is completed. The Investment General Partner has analyzed the various issues confronting the property and the partnership. The Investment Limited Partnership has determined that the property will either restructure its mortgage, which will be a taxable event, or face foreclosure in early 2006. If the property is able to restructure its mortgage the Investment Limited

Partners will incur a tax liability which is greater than that of a foreclosure due to cancellation of debt income (“COD Income”) that is anticipated. On March 29, 2006 the Investment Partnership transferred its interest in Genesee Commons to an affiliate of the Operating General Partner for the assumption of the outstanding mortgage balance of $14,081,723 and proceeds to the Investment Partnership of $10. Proceeds from the sale of the asset of $10 will be returned to cash reserves held by BCTC Fund — Series 1. Annual losses generated by the Operating Partnership which were applied against the Investment Limited Partnership’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the Investment Limited Partnership investment in the Operating Partnership to zero. Accordingly, gains on the sale of the property will be recorded of $10 when proceeds are received.
Kingston Property Associates (Broadway East Townhouses) is a 122-unit property located in Kingston, New York. Effective July 2003, the Operating General Partner interest for Kingston Property Associates Limited Partnership was sold from TFG/New York Properties, Inc. to Kingston Winn Limited Partnership. Also, the management company changed from The Finch Group to an affiliate of the new Operating General Partner, Winn Residential. The Lender and the new Operating General Partner have entered into a Forbearance Agreement, dated July 16, 2003, which prevents the Lender from filing a foreclosure action or accelerating the indebtedness, provided the new Operating General Partner follows the terms outlined in the agreement. To date, the new Operating General Partner is in compliance with the terms of the Forbearance Agreement. The new Operating General Partner applied for an allocation of Low Income Housing Tax Credits (“LIHTCs”) in 2003 but did not receive an allocation. They re-applied in March 2004 and received an allocation of LIHTCs. The new Operating General Partner resyndicated the property on August 31, 2005 at which time the Investment Limited Partnership received proceeds of $27,940. The proceeds received were paid to BCAMLP for outstanding asset management fees. Annual losses generated by the Operating Partnership which were applied against the Investment Limited Partnership’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the Investment Limited Partnership investment in the Operating Partnership to zero. Accordingly, gains on the sale of the property were recorded of $27,940 as of September 30, 2005.
Townhomes of Minnehaha, (Minnehaha Court Apartments) is a 24-unit property located in St. Paul, Minneapolis. On August 17, 2005, the Townhomes of Minnehaha sold Minnehaha Court Apartments to a non-affiliated entity for $1,360,000 and proceeds to the Investment Limited Partnership of $109,009, which includes the return of the replacement reserve funds and liquidation of all other depository accounts. Of the total proceeds received, $39,285 and $10,044 represents a reimbursement of funds previously advanced to the Operating Partnership by an affiliate of the Investment Limited Partnership and the Investment Limited Partnership respectively, $23,715 was paid to BCAMLP for outstanding reporting fees, and $26,965 is for payment of outstanding asset management fees due to an affiliate of the Investment Limited Partnership. The remaining proceeds of $9,000 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $9,000 represents reimbursement for expenses incurred related to the sale, which includes legal costs. Annual losses generated by the Operating Partnership were applied against the Investment Limited Partnership’s investment in the Operating Partnership and to advances made to the Operating Partnership in accordance with the equity method of accounting. Accordingly, gains on the sale of the property were recorded of $33,759 as of September 30, 2005.

Virginia Circle Townhomes (Virginia Circle Limited Partnership) is a 16-unit property located in St. Paul, MN. On August 31, 2005, Virginia Circle Limited Partnership sold the Virginia Circle Townhomes to a non-affiliated entity for $920,000 and proceeds to the Investment Limited Partnership of $83,934, which includes the return of the replacement reserve funds and liquidation of all other depository accounts. Of the total proceeds received, $60,468 represents repayment of advances made by the Investment Limited Partnership and an affiliate of the Investment Limited Partnership and $14,466 was paid to BCAMLP for outstanding reporting fees. The remaining proceeds of $9,000 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $9,000 represents reimbursement for overhead and expenses incurred for overseeing and managing the disposition of the property, which includes legal costs. Annual losses generated by the Operating Partnership were applied against the Investment Limited Partnership’s investment in the Operating Partnership and to advances made to the Operating Partnership in accordance with the equity method of accounting. Accordingly, gains on the sale of the property were recorded of $19,125 as of September 30, 2005.
In December 2004, Boston Capital Tax Credit Fund I — Series 1 (the “Investment Limited Partnership”) sold its Investment Limited Partner interest in Bolivar Manor to the Operating General Partner for his assumption of the outstanding mortgage balance of $863,521 and proceeds to the Investment Limited Partnership of $1. The Investment Limited Partnership proceeds actually represented a partial payment of reporting fees due to an affiliate of the Investment Limited Partnership and as such have not been recorded as proceeds from the sale of the Operating Partnership. Annual losses generated by the Operating Partnership which were applied against the Investment Limited Partnership’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the Investment Limited Partnership investment in the Operating Partnership to zero. Accordingly no gain or loss on the sale of the Investment Limited Partner Interest has been recorded.
In December 2004, Boston Capital Tax Credit Fund I — Series 1 (the “Investment Limited Partnership”) sold its Investment Limited Partner interest in Conneaut Limited to the Operating General Partner for his assumption of the outstanding mortgage balance of $1,147,562 and proceeds to the Investment Limited Partnership of $6,079. The Investment Limited Partnership proceeds actually represented a partial payment of reporting fees due to an affiliate of the Investment Limited Partnership and as such have not been recorded as proceeds from the sale of the Operating Partnership. Annual losses generated by the Operating Partnership which were applied against the Investment Limited Partnership’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the Investment Limited Partnership investment in the Operating Partnership to zero. Accordingly no gain or loss on the sale of the Investment Limited Partner Interest has been recorded.
In December 2004, Boston Capital Tax Credit Fund I — Series 1 (the “Investment Limited Partnership”) sold its Investment Limited Partner interest in Geneva Limited to the Operating General Partner for his assumption of the outstanding mortgage balance of $1,163,436 and proceeds to the Investment Limited Partnership of $6,079. The Investment Limited Partnership proceeds actually represented a partial payment of reporting fees due to an affiliate of the Investment Limited Partnership and as such have not been recorded as proceeds from the sale of the Operating Partnership. Annual losses generated by the Operating Partnership which were applied against the Investment Limited Partnership’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the Investment Limited Partnership investment in the Operating Partnership to zero. Accordingly no gain or loss on the sale of the Investment Limited Partner Interest has been recorded.
Briarwood Apartments of Vero Beach (Briarwood Apartments) is a 45-unit property located in Vero Beach, FL. As a result of the hurricanes that passed through Florida in 2004 the property had sustained roof damage which resulted in drywall and carpet damage in five units. The five damaged units could not be rented and as a result occupancy was low in 2005, averaging 80%. The property operated below breakeven in 2005 due to reduced rental income resulting from the damaged units and concessions that were made to residents with damaged units. Management has utilized insurance proceeds and funds from reserves to repair one roof and the drywall in three of the units. As a result of three of the damaged units now being ready to rent, occupancy increased to 93% through first quarter 2006. The internal maintenance staff will complete the repairs on one of the remaining units by early June and will repair the final unit when cash flow is available or the full insurance settlement is paid. There has been a disagreement on the extent of the roof damages between the Operating General Partner and the insurance company. The Operating General Partner has hired an attorney to negotiate with the insurance company. The insurance company has agreed to send an adjuster to the property to meet with the contractor to make an assessment by the end of May. If the insurance company does not agree to pay the full insurance settlement, the attorney will file a bad faith lawsuit against the insurance company. Rent loss payments are also being negotiated with the insurance company and are expected to be released to the property in the second quarter of 2006. Insurance costs for properties in this region of Florida have increased substantially due to three hurricanes that have hit the region in the last two years. Insurance costs for Briarwood are estimated to increase 67% in 2006. The Operating General Partner was granted a 10% rent increase effective January 1, 2006 and an additional 20% rent increase effective April 1, 2006 to assist in covering the increased insurance cost.
In March 2005, Boston Capital Tax Credit Fund I — Series 1 (the “Investment Limited Partnership”) sold its interest in Inglewood Meadows, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,453,292 and proceeds to the Investment Limited Partnership of $58,132. Of the total Investment Limited Partnership proceeds received, $2,520 represented payment of outstanding reporting fees due to an affiliate of the Investment Limited Partnership. Of the remaining proceeds, the net distribution to investors in the amount of $17,806 was paid during the third quarter 2005. This represents a per BAC distribution of $.014. The total return to the investors is distributed based on the number of BACS held by each investor. The remaining proceeds of $37,805 were paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $9,683 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees; $28,122 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership which were applied against the Investment Limited Partnership’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $52,262 as of March 31, 2005. In the current year $3,350 of the sales proceeds were refunded to BCAMLP to pay accrued Asset Management Fees.

In March 2005, Boston Capital Tax Credit Fund I — Series 1 (the “Investment Limited Partnership”) sold its interest in Wewahitchka, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of $697,966 and proceeds to the Investment Limited Partnership of $27,919. Of the total Investment Limited Partnership proceeds received, $6,655 represented payment of outstanding reporting fees due to an affiliate of the Investment Limited Partnership. Of the remaining proceeds, the net distribution to investors in the amount of $3,520 was paid during the third quarter 2005. This represents a per BAC distribution of $.003. The total return to the investor is distributed based on the number of BACS held by each investor. The remaining proceeds of $17,744 were paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $9,683 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees; $8,061 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership which were applied against the Investment Limited Partnership’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $17,914 as of March 31, 2005. In the current year ended, March 2006, $3,350 of the sales proceeds were refunded to BCAMLP to pay accrued Asset Management Fees.
In March 2005, Boston Capital Tax Credit Fund I — Series 1 (the “Investment Limited Partnership”) sold its interest in Woodland Terrace, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,453,292 and proceeds to the Investment Limited Partnership of $58,132. Of the total Investment Limited Partnership proceeds received, $13,860 represented payment of outstanding reporting fees due to an affiliate of the Investment Limited Partnership. Of the remaining proceeds, the net distribution to investors in the amount of $17,804 was paid during the third quarter 2005. This represents a per BAC distribution of $.014. The total return to the investor is distributed based on the number of BACS held by each investor. The remaining proceeds of $26,466 were paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $9,684 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees; $16,782 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership, which were applied against the Investment Limited Partnership’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $40,922 as of March 31, 2005. In the current year, March 2006, $3,350 of the sales proceeds were refunded to BCAMLP to pay accrued Asset Management Fees.
(Series 2). As of March 31, 2006 and 2005, the Qualified Occupancy for the series was 100%. The Series had a total of 6 properties at March 31, 2006, all of which were at 100% Qualified Occupancy.
For the tax years ended December 31, 2005 and 2004, the Series, in total, generated $351,519 and $333,903, respectively, in passive income tax losses that were passed through to the investors, and also provided $0.02 and $0.05, respectively, in tax credits per BAC to the investors.
For the years ended December 31, 2005 and 2004, the Series reflects net loss from Operating Partnerships of $(615,451) and $(388,970), respectively, which includes depreciation and amortization of $576,847 and $596,294, respectively.
For the years ended March 31, 2006, 2005, and 2004, the net income (loss) for series 2 was $175,069, $21,219, and $(436,581), respectively. The major components of these amounts are the Fund’s share of income (losses) from Operating Partnership and the fund management fee. The variances in net income (losses) are due to the income (losses) recorded from the dispositions of Operating Limited Partnerships in the prior year.
In December 2004, Boston Capital Tax Credit Fund I — Series 2 and Boston Capital Tax Credit Fund II - Series 14 (the “Investment Limited Partnership s”) negotiated the sale of their interest in Haven Park Partners III to the Operating General Partner. The transaction closed in April of 2005 for the assumption of the outstanding mortgage balance of approximately $462,000 and proceeds to the Investment Limited Partnerships of $979,310 ($403,912 for Series 2 and $575,398 for Series 14). Of the total proceeds received, $608,547 represents a reimbursement of funds previously advanced to the Operating Partnership by affiliates of the Investment Limited Partnerships and $8,000 is for payment of reporting fees due to an affiliate of the Investment Limited Partnerships. Of the remaining proceeds, the net distribution to the investors in the amount of $253,710 ($170,747 for Series 2 and $82,963 for Series 14) was paid during the third quarter 2005. This represented a per BAC distribution of $.206 and $.015 for Series 2 and 14, respectively. The total returned to the investors will be distributed based on the number of BACs held by each investor. The remaining proceeds of $109,053 are anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates. The breakdown of amounts expected to be paid to BCAMLP is as follows: $9,000 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees; and $100,053 for a partial payment of outstanding Asset Management Fees due to BCAMLP. Accordingly, gains on the sale of the property were recorded by Series 2 and Series 14 of $242,269 and $95,594 respectively. The gains recorded represented the proceeds received by the Investment Limited Partnership, net of their remaining investment balance, unreimbursed advances to the Operating Partnership and their share of the overhead and expense reimbursement.
In December 2004, Boston Capital Tax Credit Fund I — Series 2 and Boston Capital Tax Credit Fund II - Series 14 (the “Investment Limited Partnership s”) negotiated the sale of their interest in Haven Park Partners IV to the Operating General Partner. The transaction closed in March of 2005 for the assumption of the outstanding mortgage balance of approximately $371,700 and estimated proceeds to the Investment Limited Partnerships of $780,579 ($298,038 for Series 2 and $482,541 for Series 14). Of the total proceeds received, $553,362 represents a reimbursement of funds previously advanced to the Operating Partnership by affiliates of the Investment Limited Partnerships and $4,000 is for payment of outstanding reporting fees due to an affiliate of the Investment Limited Partnership. Of the remaining proceeds, the net distribution to the investors in the amount of $156,660 ($117,495 for Series 2 and $39,165 for Series 14) was paid during the third quarter 2005. This represented a per BAC distribution of $.142 and $.007 for Series 2 and 14, respectively. The total returned to the investors is distributed based on the number of BACs held by each investor. The remaining proceeds of $66,557 are anticipated to be paid to BCAMLP for expenses related to the sale and partial reimbursement for amounts owed to affiliates. The breakdown of amounts expected to be paid to BCAMLP is as follows: $30,600 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees; and $35,957 for partial payment of outstanding Asset Management Fees due to BCAMLP. Accordingly, gains on the sale of the property were recorded by Series 2 and Series 14 of $128,407 and $57,026, respectively. The gains recorded represented the proceeds received by the Investment Limited Partnership, net of their remaining investment balance, unreimbursed advances to the Operating Partnership and their share of the overhead and expense reimbursement. In the current year, March 2006, $14,073 and $5,400 for Series 2 and Series 14 respectively of the sales proceeds were refunded to BCAMLP to pay accrued Asset Management Fees. In the current year a reduction in the amount of $5,864 for Series 2 and $3,136 for Series 14 on the gain recorded in the prior year was recorded for final costs incurred on the disposition of the property.
In March 2006, the Operating General Partner of Redondo Associates, Limited entered into an agreement to sell the property and the transaction is anticipated to close in the third quarter 2006. The sales price for Redondo II Apartments is $2,367,830, which includes the outstanding mortgage balance of approximately $1,398,067 and proceeds to the Investment Partnership of $720,852. $7,500 is anticipated to be paid to BCAMLP for expenses incurred, which includes third party legal costs. The remaining proceeds from the sale of $713,352 will be returned to cash reserves held by BCTC Fund LP — Series 2. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the Investment Partnership. After all outstanding obligations of the Investment Partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.
(Series 3). As of March 31, 2006 and 2005, the Qualified Occupancy for the Series was 100%. The Series had a total of 18 properties at March 31, 2006, all of which were at 100% Qualified Occupancy.
For the tax years ended December 31, 2005 and 2004, the Series, in total, generated $1,122,415 and $2,593,868, respectively, in passive income tax losses that were passed through to the investors, and also provided $0.00 and $0.04, respectively, in tax credits per BAC to the investors.
For the years ended December 31, 2005 and 2004 Series 3 reflects net loss from Operating Partnerships of $(710,598) and $(372,655), respectively, which includes depreciation and amortization of $1,004,441 and $1,228,469, respectively.
For the years ended March 31, 2006, 2005, and 2004, the net income for series 3 was $27,080, $601,912, and $1,602,323, respectively. The major components of these amounts are the Fund’s share of income (losses) from Operating Partnership and the fund management fee. The variances in net income is due to the income (losses) recorded from the dispositions of Operating Limited Partnerships in the prior year.
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

The Operating General Partner successfully minimized the need for funding, but the Investment General Partner was required to fund a total of $193,709 in 2003, 2004 and the first quarter 2005, including a final funding of $17,227 in January. The lease was turned back to Cincinnati YMCA, effective January 1, 2005. Annual losses generated by the Operating Partnership which were applied against the Investment Limited Partnership’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the Investment Limited Partnership investment in the Operating Partnership to zero. Accordingly, no gain or loss on the disposition of the Investment Limited Partner Interest has been recorded. A refund of the pro rated property and liability insurance premium will fund any remaining expenses, which will include the final audit and tax return. Any remaining funds from the refund will be returned to the Investment General Partner to repay the operating advances.
In an attempt to capitalize on the strong California real estate market the Operating General Partner of California Investors VI (Orchard Park) entered into an agreement to sell the property and the transaction closed in June 2003. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. Sale proceeds due to Boston Capital Tax Credit Fund I-Series 3 (BCTC I) and Boston Capital Tax Credit Fund III-Series 17 (BCTC III) after repayment of advances made to the Operating Partnership were $453,144 and $31,790, respectively. Of the proceeds received $352,768 and $24,748, for Series 3 and Series 17, respectively, was distributed to the investors in July 2004. This represented a per BAC distribution of $.122 and $.005 for Series 3 and 17, respectively. The total returned to the investors was distributed based on the number of BACs held by each investor at the time of the sale. The amounts for each series, while different in actual dollars, represent the same percentage of return to each Investment Partnership. The remaining proceeds total of $107,418 was paid to BCAMLP for fees and expenses related to the sale, and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $10,000 represents reimbursement of expenses incurred related to sale, which includes due diligence, legal and mailing costs; $50,000 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property; and $47,418 represents a partial payment of accrued asset management fees. Annual losses generated by the Operating Partnership, which were applied against the Investment Limited Partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the Investment Limited Partnership investment in the Operating Partnership to zero for Series 3 and $28,682 for Series 17. Accordingly, gains on the sale of the property were recorded by Series 3 and Series 17 of $406,422 and $3,109, respectively. The gains recorded represented the proceeds received by the Investment Limited Partnership, net of their remaining investment balance and their share of the overhead and expense reimbursement. In the current year, March 2006, $46,722 and $3,278 for Series 3 and Series 17 respectively of the sales proceeds were refunded to BCAMLP to pay accrued Asset Management Fees.
In an attempt to capitalize on the strong California real estate market the Operating General Partner of Hidden Cove Apartments (Hidden Cove) entered into an agreement to sell the property and the transaction closed in May 2003. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. Sale proceeds due to Boston Capital Tax Credit Fund I-Series 3 (BCTC I) and Boston Capital Tax Credit Fund III-Series 15 (BCTC III) were $1,572,368 and $136,352, respectively. The majority of the sale proceeds were received by the Investment Partnerships in May 2003, and the balance was received in September 2003. Of the proceeds received $1,240,404 and $107,565, for Series 3 and Series 15, respectively was distributed to the investors in July 2004. This represented a per BAC distributions of $.430 and $.028 for Series 3 and 15, respectively. The total returned to the investors was distributed based on the number of BACs held by each investor. The amounts for each series, while different in actual dollars, represent the same percentage of return to each Investment Partnership. The remaining proceeds total of $360,750 was paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $10,000 represents reimbursement of expenses incurred related to sale, which includes due diligence, legal and mailing costs; $50,000 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property; and $300,750 represents a partial payment of outstanding Asset Management Fees due to BCAMLP. At the time of the sale, the Operating General Partners retained some funds in an account in the name of the Operating Partnership to cover costs that would be incurred in the process of dissolving the Operating Partnership entity. These funds were not fully utilized and the Investment Limited Partnership share of the remaining funds was paid in April 2005. The totals received were $9,163 for Series 3 and $795 for Series 15. The amounts have been added to each Series available reserves and were recognized in the gain on the sale of the property as of March 31, 2005. Annual losses generated by the Operating Partnership, which were applied against the Investment Limited Partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the Investment Limited Partnership investment in the Operating Partnership to zero for Series 3 and $66,166 for Series 15. Accordingly, gains on the sale of the property were recorded by Series 3 and Series 15 of $1,535,521 and $28,992, respectively. The gains recorded represented the proceeds received by the Investment Limited Partnership, net of their remaining investment balance, unreimbursed advances to the Operating Partnership and their share of the overhead and expense reimbursement. In the current year, March 2006, $3,990 and $46,010 for Series 15 and Series 3 respectively of the sales proceeds were refunded to BCAMLP to pay accrued Asset Management Fees.
In July 2004, the Investment General Partner sold its interest in Taylor Terrace for total proceeds to the Partnership of $37,836. The Investment General Partner has decided to forego collecting any fees or expense reimbursements associated with the sale and returned the entire proceeds received to the investors in September 2005. The amount distributed to the investors is $.01 per BAC. Annual losses generated by the Operating Partnership, which were applied against the Investment Limited Partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the Investment Limited Partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Investment Limited Partner Interest of $37,836 was realized in the quarter ended September 30, 2004.
In the summer of 2004, the Partnership entered into a Purchase Agreement to sell Rainbow Housing. The sale closed in March 2005. After repayment of the outstanding mortgage balance of approximately $1,961,599, the proceeds to the Investment Limited Partnership were $308,217. Of the total Investment Limited Partnership proceeds received, $70,000 represented payment of outstanding reporting fees due to an affiliate of the Investment Limited Partnership. Of the remaining proceeds, the net distribution to investors in the amount of $90,877 was paid in September 2005. This represents a per BAC distribution of $.032. The total return to the investor is distributed based on the number of BACS held by each investor. The remaining proceeds of $147,340 was paid to

BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $34,000 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees; and $113,340 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership, which were applied against the Investment Limited Partnership’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $213,217 as of March 31, 2005. In the current year $25,000 of the sales proceeds were refunded to BCAMLP to pay accrued Asset Management Fees.
In 2003, American Affordable Housing II and BCTC Fund I — Series 3 (the “Investment Limited Partnerships”) negotiated the sale of their Investment Limited Partner interest in Paige Hall, a Minnesota Limited Partnership, to the Operating General Partner for the assumption of the outstanding mortgage balance of approximately $2,591,339 and proceeds to the Investment Limited Partnerships of $150,000. The sale closed on December 19, 2005. Of the total proceeds, $20,000 is for the payment of outstanding reporting fees, and $130,000 will be proceeds for the sale of the Investment Limited Partnerships’ interest. In the most recent 10-Q filed for the quarter ended December 31, 2005, it was estimated that of the total proceeds, $27,753 and $22,247, for AAH II and Series 3, respectively, would be distributed to the investors. This represented a per unit distribution of $9.987 for AAH II and a per BAC distribution of $.008 for Series 3. The total return to the investors would have been distributed based on the number of Units and BACs held by each investor. The remaining proceeds of $80,000 were paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $10,000 represents the reimbursement of expenses incurred in connection with the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees; and $70,000 represents payment of outstanding Asset Management Fees due to BCAMLP. It has now been decided that the reimbursement related to the disposition of $27,753 and $22,247, for AAH II and Series 3, respectively, will not be paid, and that these amounts originally anticipated to be returned to Investors will be added back to the Investment Limited Partners’ respective working capital reserves due to the fact that the Prospectus of the Fund requires that the proceeds be utilized in this manner. The monies returned to working capital reserves will be available to pay obligations of the Investment Limited Partnership. Annual losses generated by the Operating Partnership, which were applied against the Investment Limited Partnerships’ investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the Investment Limited Partnerships’ investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Investment Limited Partner interest of $66,607 and $53,393 for AAH II and Series 3, respectively, was realized in the quarter ended December 31, 2005.
In July 2004, Boston Capital Tax Credit Fund I — Series 3 sold the Investment Limited Partner interest in Pedcor Investments 1988-IV, (Mann Village Apartments) to the Operating General Partner for his assumption of the outstanding mortgage balance of $4,967,272 and proceeds to the Investment Limited Partnership of $320,000. Of the total received, $99,000 was for payment of outstanding reporting fees due to an affiliate of the Investment Partnership, and $221,000 was proceeds from the sale of the interest. Of the remaining proceeds, the net distribution to investors in the amount of $85,000 was paid in September 2005. This represents a per BAC distribution of $.030. The total returned to the investors is distributed based on the number of BACs held by each investor. The remaining balance of $134,000 was paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $15,700 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees; and $118,300 represents a partial payment of outstanding Asset Management Fees due to BCAMLP. Annual losses generated by the Operating Partnership, which were applied against the Investment Limited Partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the Investment Limited Partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Investment Limited Partner interest of $217,800 was realized in the quarter ended December 31, 2004. The gain recorded represented the proceeds received by the Investment Limited Partnership, net of the remaining investment balance and the overhead and expense reimbursement. In the current year, March 2006, $3,200 of the sales proceeds were refunded to BCAMLP to pay accrued Asset Management Fees.
In November 2004, Boston Capital Tax Credit Fund I — Series 3 (the “Investment Limited Partnership”) sold its Investment Limited Partnership interest in 128 Park Street Limited Partnership to the Operating General Partner for his assumption of the outstanding mortgage balance of $965,805 and proceeds to the Investment Limited Partnership of $1. The Investment Limited Partnership proceeds actually represented a partial payment of outstanding reporting fees due to an affiliate of the Investment Limited Partnership and as such have not been recorded as proceeds from the sale of the Operating Partnership. Annual losses generated by the Operating Partnership which were applied against the Investment Limited Partnership’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the Investment Limited Partnership investment in the Operating Partnership to zero. Accordingly, no gain or loss on the sale of the Investment Limited Partner Interest has been recorded.
In March 2005, Boston Capital Tax Credit Fund I — Series 3 (the “Investment Limited Partnership”) sold its interest in Carriage Gate of Palatka, Ltd., to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,441,070 and proceeds to the Investment Limited Partnership of $57,643. Of the total Investment Limited Partnership proceeds received, $10,500 represented payment of outstanding reporting fees due to an affiliate of the Investment Limited Partnership. Of the remaining proceeds the net distribution to investors in the amount of $21,359 was paid in September 2005. This represents a per BAC distribution of $.007. The total return to the investor is distributed based on the number of BACS held by each investor. The remaining proceeds of $25,754 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $9,150 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees $16,604 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership which were applied against the Investment Limited Partnership’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $43,793 as of March 31, 2005. In the current year, March 2006, $3,350 of the sales proceeds were refunded to BCAMLP to pay accrued Asset Management Fees.
In March 2005, Boston Capital Tax Credit Fund I — Series 3 (the “Investment Limited Partnership”) sold its interest in Colony Court RRH, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,463,570 and proceeds to the Investment Limited Partnership of $58,543. Of the total Investment Limited Partnership proceeds received, the net distribution to the investors in the amount of $21,865 was paid in September 2005. This represents a per BAC distribution of $.008. The total return to the investor is distributed based on the number of BACS held by each investor. The remaining proceeds of $36,678 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $9,150 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees; and $27,528 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership, which were applied against the Investment Limited Partnership’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $55,193 as of March 31, 2005. In the current year, March 2006, $3,350 of the sales proceeds were refunded to BCAMLP to pay accrued Asset Management Fees.
In March 2005, Boston Capital Tax Credit Fund I — Series 3 (the “Investment Limited Partnership”) sold its interest in Lake Park, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,111,081 and proceeds to the Investment Limited Partnership of $44,443. Of the total Investment Limited Partnership proceeds received, the net distribution to investors in the amount of $14,395 was paid in September 2005. This represents a per BAC distribution of $.005. The total return to the investor is distributed based on the number of BACS held by each investor. The remaining proceeds of $30,048 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $9,150 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees; and $20,898 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership which were applied against the Investment Limited Partnership’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $41,093 as of March 31, 2005. In the current year $3,350 of the sales proceeds were refunded to BCAMLP to pay accrued Asset Management Fees.
In March 2005, Boston Capital Tax Credit Fund I — Series 3 (the “Investment Limited Partnership”) sold its interest in Orangewood Villas, Ltd., to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,441,078 and proceeds to the Investment Limited Partnership of $57,643. Of the total Investment Limited Partnership proceeds received, $4,012 represented payment of outstanding reporting fees due to an affiliate of the Investment Limited Partnership. Of the remaining proceeds, the net distribution to investors in the amount of $21,389 was paid in September 2005. This represents a per BAC distribution of $.007. The total return to the investor is distributed based on the number of BACs held by each investor. The remaining proceeds of $32,242 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $9,150 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees; and $23,092 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership which were applied against the Investment Limited Partnership’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $50,281 as of March 31, 2005. In the current year, March 2006, $3,350 of the sales proceeds were refunded to BCAMLP to pay accrued Asset Management Fees.
In March 2005, Boston Capital Tax Credit Fund I — Series 3 (the “Investment Limited Partnership”) sold its interest in Vidalia, Ltd., to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,454,975 and proceeds to the Investment Limited Partnership of $58,199. Of the total Investment Limited Partnership proceeds received, $8,162 represented payment of outstanding reporting fees due to an affiliate of the Investment Limited Partnership. Of the remaining proceeds, the net distribution to investors in the amount of $21,683 was paid in September 2005. This represents a per BAC distribution of $.008. The total return to the investor was distributed based on the number of BACs held by each investor. The remaining proceeds of $28,354 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $9,150 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees; and $19,204 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership which were applied against the Investment Limited Partnership’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $46,687 as of March 31, 2005. In the current year, March 2006, $3,350 of the sales proceeds were refunded to BCAMLP to pay accrued Asset Management Fees.
In January 2005, Boston Capital Tax Credit Fund I — Series 3 and Series 4 and Boston Capital Tax Credit Fund II — Series 7 (the “Investment Limited Partnership”) sold its Investment Limited Partner interest in Bowditch School L.P. to the Operating General Partner for his assumption of the outstanding mortgage balance of $3,053,108 and proceeds to the Investment Limited Partnership of $1. The Investment Limited Partnership proceeds actually represented a partial payment of reporting fees due to an affiliate of the Investment Limited Partnership and as such have not been recorded as proceeds from the sale of the Operating Partnership. Annual losses generated by the Operating Partnership which were applied against the Investment Limited Partnership’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the Investment Limited Partnership investment in the Operating Partnership to zero. Accordingly, no gain or loss on the sale of the Investment Limited Partner Interest has been recorded.
In January 2006, the Operating General Partner of Queens Court Limited Partnership entered into an agreement to sell the property and the transaction closed on April 6, 2006. The net proceeds from the sale of the property were $858,681 from which the Partnership repaid the Operating General Partner for amounts previously advanced to the Partnership, which totaled $599,961. The Investment Limited Partner received proceeds of $249,250. Of the total Investment Limited Partnership proceeds received, $4,250 represented payment of outstanding reporting fees due to an affiliate of the Investment Limited Partnership. Of the remaining Investment Partnership proceeds received $9,000, was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds of $236,000 will be returned to cash reserves held by BCTC Fund LP — Series 3. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the Investment Partnership. After all outstanding obligations of the Investment Partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership which were applied against the Investment Limited Partnership’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the Investment Limited Partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $236,000 as of April 30, 2006.
(Series 4). As of March 31, 2006 and 2005, the Qualified Occupancy for the series was 100%. The Series had a total of 10 properties at March 31, 2006, all of which were at 100% Qualified Occupancy.
For the tax years ended December 31, 2005 and 2004, the Series, in total, generated $1,626,764 and $1,745,693, respectively, in passive income tax losses which were passed through to the investors. As of December 31, 2001 all of the Operating Partnerships in Series 4 had completed their respective credit periods and it is not expected that any additional tax credits will be generated.
For the years ended December 31, 2005 and 2004 Series 4 reflects net loss from Operating Partnerships of $(1,114,201) and $(2,159,146), respectively, which includes depreciation and amortization of $1,423,385 and $1,803,334, respectively.
For the years ended March 31, 2006, 2005, and 2004, the net income (loss) for series 4 was $1,059,802, $(2,572,603), and $(490,250), respectively. The major components of these amounts are the Fund’s share of income (losses) from Operating Partnership and the fund management fee. The variances in net income is due to the income (losses) recorded from the dispositions of Operating Limited Partnerships in the prior year.
Central Parkway Towers (Central Parkway Towers LP) ended compliance on December 31, 2004 and the property was closed. The City of Cincinnati had canceled support programs, and the property’s overall financial position deteriorated significantly because of the dwindling occupancy. The Operating General Partner and the Investment General Partner stabilized the property to the best of their abilities and reached the end of the compliance period, avoiding the recapture of the tax credits. The Operating General Partner successfully minimized the need for funding, but the Investment General

Partner was required to fund a total of $193,709 in 2003, 2004 and the first quarter 2005, including a final funding of $17,227 in January. The lease was turned back to Cincinnati YMCA, effective January 1, 2005. Annual losses generated by the Operating Partnership which were applied against the Investment Limited Partnership’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the Investment Limited Partnership investment in the Operating Partnership to zero. Accordingly, no gain or loss on the disposition of the Investment Limited Partner Interest has been recorded. A refund of the pro rated property and liability insurance premium will fund any remaining expenses, which will include the final audit and tax return. Any remaining funds from the refund will be returned to the Investment General Partner to repay the operating advances.
In February 2004, Boston Capital Tax Credit Fund I — Series 4 and Boston Capital Tax Credit Fund II-Series 14 negotiated a transfer of their Investment Limited Partner interest in Haven Park Partners II, A California LP (Glenhaven Park II) to the Operating General Partner for his assumption of the outstanding mortgage balance of $466,593 and proceeds to the Investment Limited Partnership of $715,000. Of the total received, $4,500 was for payment of outstanding reporting fees due to an affiliate of the Investment Partnership, and $710,500 was proceeds from the sale of the interest. Of the sale proceeds received, $504,941 was utilized to repay subordinated loans that had been made by the Investment Partnership to the Operating Partnership. The remaining sale proceeds were $26,374 and $179,185, for Series 4 and Series 14, respectively. Of the proceeds remaining, $5,793 and $39,360, for Series 4 and Series 14, respectively, was distributed to the investors in September 2005. This represents a per BAC distribution of $.002 and $.007, for Series 4 and Series 14, respectively. The total returned to the investors is distributed based on the number of BACs held by each investor. The remaining balance of $160,406 was to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $30,450 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees; and $129,956 represents a partial payment of outstanding Asset Management Fees due to BCAMLP. Annual losses generated by the Operating Partnership, which were applied against the Investment Limited Partnership’s investment in the Operating Partnership, in accordance with the equity method of accounting, had previously reduced the Investment Limited Partnerships investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Investment Limited Partner interest of $18,137 and $179,185 for Series 4 and Series 14, respectively, was realized in the quarter ended March 31, 2004. In the current year, March 2006, $2,752 and $18,698 for Series 4 and Series 14 respectively of the sales proceeds were refunded to BCAMLP to pay accrued Asset Management Fees. In the current year a reduction in the amount of $1,155 for Series 4 and $7,846 on the gain recorded in the prior year was recorded for final costs incurred on the disposition of the property.
In February 2004, Boston Capital Tax Credit Fund I — Series 4 negotiated a sale of its Investment Limited Partner interest in Van Dyck Estates XVI-A, A California LP (Van Dyck Estates XVI-A) to the Operating General Partner for his assumption of the outstanding mortgage balance of $586,229 and proceeds to the Investment Limited Partnership of $515,000. Of the total received, $7,500 was for payment of outstanding reporting fees due to an affiliate of the Investment Partnership, and $507,500 was proceeds from the sale of the interest. Of the sale proceeds received, $360,564 was utilized to repay subordinated loans that had been made by the Investment Partnership to the Operating Partnership. The remaining sale proceeds totaled $146,936. Of the proceeds remaining, $56,815 was distributed to the investors in September

2005. This represents a per BAC distribution of $.02. The total returned to the investors was distributed based on the number of BACs held by each investor. The remaining balance of $90,121 is anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $24,450 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees; and $65,671 represents a partial payment of outstanding Asset Management Fees due to BCAMLP. Annual losses generated by the Operating Partnership, which were applied against the Investment Limited Partnership’s investment in the Operating Partnership and the subordinated loans to the Operating Partnership, in accordance with the equity method of accounting, had previously reduced the Investment Limited Partnership investment in the Operating Partnership to zero and partially offset the loan balance. Accordingly, a gain on the sale of the Investment Limited Partner Interest of $161,775 was realized in the quarter ended March 31, 2004. In the current year $15,450 of the sales proceeds were refunded to BCAMLP to pay accrued Asset Management Fees.
In April 2006, Boston Capital Tax Credit Fund — Series 4 and 6 sold the Investment Limited Partner interest in Auburn Trace, Limited to the Operating General Partner for his assumption of the outstanding mortgage balance of $10,693,881 and proceeds to Series 4 and Series 6 of $2,016,700 and $1,333,300, respectively. Of the proceeds received, $82,500 represent reporting fees due to an affiliate of the Investment Partnership and $109,500 was paid to an affiliate of the Investment Partnership, BCAMLP, for expenses related to the sale, which include third party brokerage commission and legal costs. The remaining proceeds of $1,901,116 (Series 4) and $1,256,884 (Series 6) will be deposited into the reserve account, respectively. The monies held in reserve will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of Series 4 and 6, respectively. Annual losses generated by the Operating Partnership, which were applied against the Investment Limited Partnership’s investment in the Operating Partnership, in accordance with the equity method of accounting, had previously reduced the Investment Limited Partnerships investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Investment Limited Partner interest of $1,901,116 and $1,256,884 for Series 4 and Series 6, respectively, was realized in the quarter ended June 30, 2006.
In October 2004, while attempting to capitalize on the strong California real estate market, the Operating General Partner of Rosenberg Building Associates (Rosenberg Apartments) entered into an agreement to sell the property and the transaction closed in the first quarter of 2005. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. After repayment of the outstanding mortgage balance of approximately $1,699,801, and payments of outstanding fees due to the Managing and Operating General Partners of $61,748 and $173,500 respectively, proceeds to the Investment Limited Partners were $1,508,640. Of the Investment Limited Partner proceeds received: $120,086 represents re-payment of outstanding loans made to the Operating Partnership; and $76,251 represents payment of outstanding investor service fees. The remaining proceeds of $1,312,303 were paid to the Investment Limited Partnerships, BCTC I Series 4 and Series 6 and BCTC II Series 7 and Series 14, in accordance with their contributions to the Operating Partnership and the terms of the Operating Partnership agreement. The amount paid to each Series is as follows: Series 4 $138,130, Series 6 $91,034, Series 7 $318,139 and Series 14 $765,000. Series 4, Series 6, Series 7 and Series 14 will use $43,705, $28,804, $100,662 and $233,948, respectively, of their proceeds to pay outstanding asset management fees due to an affiliate of the Investment Partnership. In August 2005 additional sale proceeds of $59,929 were received and were allocated to Series 4, Series 6, and Series 7 as follows: $15,125 to Series 4, $9,968 to Series 6, and $34,836 to Series 7. Of the initial and additional sales proceeds, it is estimated that approximately $109,550, $72,198, $252,313 and $531,052, for Series 4,
Series 6, Series 7, and Series 14, respectively, will be distributed to the investors, or used to pay non-resident tax withholdings requirements of the State of California. Provided that this is the actual amount distributed, the investor per BAC distribution will be $.037, $.055, $.244, and $.095, for Series 4, Series 6, Series 7, and Series 14, respectively. A gain/(loss) on the sale of the Investment Limited Partner Interest of ($645,692), ($348,936), $318,139, and $288,349, for Series 4, Series 6, Series 7, and Series 14, respectively, was realized in the quarter ended March 31, 2005. An additional gain on the sale of the Investment Limited Partner Interest of $15,125, $9,968, and $34,836, for Series 4, Series 6, and Series 7, respectively, was realized in the quarter ended September 30, 2005. The gain/(loss) recorded represented the proceeds received by the Investment Limited Partnership, net of their remaining investment balance and their share of the overhead and expense reimbursement.
In the prior fiscal year, Series 4 sold its Investment Partnership interest in Sunneyview II (Stoneridge Hill II) for total proceeds to the Investment Partnership of $212,000. Of the sale proceeds, $175,000 was collected in August 2003 and the balance was collected in October 2003. Of the proceeds received, $120,000 was distributed to the investors in July 2004, representing a per BAC distribution of $.040. The total returned to the investors was distributed based on the number of BACs held by each investor at the time of the sale. The remaining proceeds total of $92,000 was paid to BCAMLP for fees and expenses related to the sale and partial repayment of accrued asset management fees. The breakdown of the amount to be paid to BCAMLP is as follows: $10,000 represents reimbursement of expenses incurred related to sale, which includes due diligence, legal and mailing costs; $20,000 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property; and $62,000 is to pay down outstanding accrued asset management fees. Annual losses generated by the Operating Partnership, which were applied against the Investment Limited Partnership’s investment in the Operating Partnership and the subordinated loans to the Operating Partnership, in accordance with the equity method of accounting, had previously reduced the Investment Limited Partnership investment in the Operating Partnership to zero and partially offset the loan balance. Accordingly, a gain on the sale of the Investment Limited Partner Interest of $212,000 was realized in the year ended March 31, 2004. In the current fiscal year ended March 2006, it was determined that a portion of the gain reported in the prior fiscal year, in the amount of $20,000, was attributable to the overhead and expense reimbursement associated with the sale of the property. A reduction in the gain on sale of property as of December 31, 2004 was recorded to correct the gain previously reported. In the current year $20,000 of the sales proceeds were refunded to BCAMLP to pay accrued Asset Management Fees.
In January 2004, Boston Capital Tax Credit Fund I — Series 4 negotiated a sale of its Investment Limited Partner interest in Fuller Homes Limited Partnership (Fuller Townhomes) for total proceeds to the Investment Partnership of $40,909. Of the total proceeds received $11,000 will be utilized to repay subordinated loans that had been made by BCAMLP and $16,500 represents payment of outstanding asset management fees. The remaining proceeds of $13,409 is anticipated to be paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $9,409 represents partial reimbursement for outstanding advance; and $4,000 represents reimbursement for expenses incurred related to the sale, which includes legal and mailing costs. Annual losses generated by the Operating Partnership, which were applied against the Investment Limited Partnership’s investment in the Operating Partnership, in accordance with the equity method of accounting, had previously reduced the Investment Limited Partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Investment Limited Partner Interest of $40,909 was realized in the quarter ended March 31, 2004.
In January 2004, Boston Capital Tax Credit Fund I — Series 4 negotiated a sale of its Investment Limited Partner interest in Montana Avenue Townhomes Limited Partnership (Montana Avenue Townhomes) for total proceeds to the Investment Partnership of $59,091. Of the total proceeds received, $20,625 represents payment of outstanding asset management fees. The remaining proceeds of $38,466 are anticipated to be paid to BCAMLP for expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $34,466 represents partial reimbursement for outstanding advances; and $4,000 represents reimbursement for expenses incurred related to the sale, which includes and mailing costs. Annual losses generated by the Operating Partnership, which were applied against the Investment Limited Partnership’s investment in the Operating Partnership, in accordance with the equity method of accounting, had previously reduced the Investment Limited Partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Investment Limited Partner interest of $59,091 was realized in the quarter ended March 31, 2004.
In March 2004, Boston Capital Tax Credit Fund I — Series 4 negotiated a sale of its Investment Limited Partner interest in Topeka Residential Fund Three L.P. (Highland Village Duplexes) to the Operating General Partner for total proceeds to the Investment Limited Partnership of $14,500. Of the total received $2,000 actually was for payment of an outstanding reporting fees and $12,500 was proceeds from the sale of the interest. Of the total proceeds $4,000 was paid to BCAMLP for fees and expenses related to the sale. Of the proceeds received $8,500 was distributed to the investors in September 2005. This represents a per BAC distribution of $.003. Annual losses generated by the Operating Partnership, which were applied against the Investment Limited Partnership’s investment in the Operating Partnership, in accordance with the equity method of accounting, had previously reduced the Investment Limited Partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Investment Limited Partner Interest of $12,500 was realized in the quarter ended March 31, 2004.
Clearview Apartments, LP, (Clear View Apartments) is a 24-unit deal located in Monte Vista, Colorado. Average physical occupancy for 2005 was 83%. Despite low occupancy for the year, the property was still able to operate above breakeven due to low operating expenses. The average occupancy for first quarter 2006 dropped to 81%. The property suffers from the lack a qualified applicant pool and insufficient rental assistance. As part of marketing efforts, to stabilize and increase occupancy, on site management maintains close contact with the local housing authority. Additionally, the property is being advertised in local newspapers and flyers are being distributed in local diners and community centers. The Operating General Partner was unsuccessful in its attempt to obtain additional rental assistance from the local housing authority (Rural Development). The property continues to meet current obligations. The tax credit period for this development expired in December 2004 with no extended use provisions. The property has adjusted the rents to reflect the change in program participation but is still subjected to Rural Development loan restrictions. In late 2005 Boston Capital initiated the negotiation process with the Operating General Partner to purchase the property. As of first quarter of 2005, the offer is being reviewed by the Operating General Partner.
Pedcor Investments 1988-VI, Limited Partnership (Thompson Village) is a 240-unit property located in Indianapolis, Indiana. Average occupancy through year-end was 89% and the property is operating above breakeven. In December 2004, the Investment Partnership entered into an Assignment and Assumption Agreement of Partnership Interest to transfer its interest in the Operating Partnership to the Operating General Partner. The sale of the Investment Limited Partnership’s interest occurred in the first quarter of 2005. After repayment of the outstanding mortgage balance of approximately $5,235,047 the proceeds to the Investment Limited Partnership were $10, with a net distribution to the investors of zero. The proceeds of $10 are anticipated to be paid to affiliated entities of BCAMLP for reimbursement for costs incurred during the investment period. Accordingly, a loss on the transfer of the Investment Limited Partnership of $(52,832) representing the proceeds received by the Investment Limited Partnership, net of their remaining investment balance was recorded in the quarter ended March 31, 2005.
In February 2005, Landmark, Limited (the “Partnership”) executed an Option Agreement (the “Agreement”) to sell the property to an entity affiliated with the current Operating General Partner, but not the Investment Limited Partner, for $4,100,000. In June 2005, the Agreement was modified and the price increased to $4,379,300. The sale closed on November 1, 2005. The total proceeds received by the Investment Limited Partnership after the payment of the outstanding mortgage balance and other liabilities of the Partnership, including payments of the amounts due to the Operating General Partner of $3,156,951, was $1,222,349. Of the net proceeds received $810,217 will be distributed to the investors. The total returned to the investors will be distributed based on the number of BACs held by each investor. The investor per BAC distribution is expected to be $.27. The remaining proceeds of $357,133 will be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $55,706 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees; and $265,427 represents partial reimbursement for advances and outstanding asset management fees; and $36,000 represents reporting fees owed to BCAMLP. Proceeds from the sale of the asset of $54,999 will be returned to cash reserves held by BCTC Fund -Series 4. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the Investment Partnership. After all outstanding obligations of the Investment Partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the Investment Limited Partnership’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $1,130,643 as of December 2005.
Shockoe Hill Associates II, LP, (Shockoe Hill II) is a 64-apartment historical-rehab property for seniors located in Richmond, VA. The property consists of one building. The 15-year tax credit compliance period ended in 2004. Late in 2004, the Operating General Partner notified the Investment General Partner that 6 LIHTC apartments were taken off-line due to structural damage caused by termite activity. At the time, occupancy was already low due to ongoing physical issues at the property. After funding over $100,000 to structurally stabilize a portion of the building, the General Partner lacked the funds to continue to address these issues. As a result, the General Partner began to explore the HUD Mark to Market program in an attempt to obtain debt relief. The current amount of the mortgage outstanding is over $1.7 million. An appraisal conducted in October 2005 estimated the value of Shockoe Hill II to be between $1.14 and $1.22 million as-improved. In the initial stages of the analysis, the General Partner determined that there was $1,013,313 in required physical repairs including a $500,000 contingency for termite damage of which the extent had not yet been determined. A rental comparability analysis was conducted in April 2005 which determined that market rent for the Richmond area is $350 a month. This is less than the current $468 a month rent at Shockoe Hill making them eligible for a mark to market. The General Partner submitted its findings to HUD in December 2005 and expects to be notified of their eligibility soon. In the meantime, a March 2006 engineering survey determined that the damage is more extensive than previously thought. The General Partner now estimates total repairs to cost closer to $2 million and has lost confidence that the mark to market will generate enough in funding to complete repairs. The General Partner also explored re-syndication to generate funding for repairs. Because of the status of the property as a Section 8 moderate rehab, HUD regulations require forfeiture of the Housing Assistance Payment contract in the event of re-syndication. The General Partner explained that the property could not be supported without this subsidy. The General Partner also explored selling its interests to a non-profit. The General Partner hoped to find a non-profit with a good relationship with Virginia Housing Development Authority that may be able to negotiate a new Housing Assistance Payment contract. To date, no progress has been made by the General Partner or the Investment General Partner in finding a non-profit that would be willing to take over the project. There is currently no firm timeframe for the completion of repairs and the return to service of the damaged apartments because of a lack of funds. The General Partner has funded large deficits to date and does not plan on paying for the required repairs. As a final assessment of potential value or alternate use for the property, the Investment General Partner sent a consultant to Richmond in April 2006 to conduct an analysis of Shockoe Hill II. It was determined that there was little value in Shockoe Hill II to the Partnership beyond the mortgage balance. As a result of the large debt and General Partner funding to date, the consultant recommended that the Investment General Partner transfer its interest in the property to the General Partner at no cost. The General Partner has expressed interest in taking over full ownership of Shockoe Hill II. This issue will be further considered.
In March 2005, Boston Capital Tax Credit Fund I — Series 4 (the “Investment Limited Partnership”) sold its interest in Greenwood Terrace, Ltd., to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,055,120 and proceeds to the Investment Limited Partnership of $42,205. Of the total Investment Limited Partnership proceeds received, $5,885 represented payment of outstanding reporting fees due to an affiliate of the Investment Limited Partnership. Of the remaining proceeds, the net distribution in the amount of $20,000 was paid in September 2005. This represents a per BAC distribution of $.007. The total return to the investor was distributed based on the number of BACS held by each investor. The remaining proceeds of $16,320 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $10,350 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees; and $5,970 represents partial reimbursement for outstanding advances and asset management fees.

Annual losses generated by the Operating Partnership which were applied against the Investment Limited Partnership’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $32,970 as of March 31, 2005. In the current year $3,350 of the sales proceeds were refunded to BCAMLP to pay accrued Asset Management Fees.
In March 2005, Boston Capital Tax Credit Fund I — Series 4 (the “Investment Limited Partnership”) sold its interest in Monticello, Ltd., to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,080,904 and proceeds to the Investment Limited Partnership of $43,236. Of the total Investment Limited Partnership proceeds received, the net distribution to investors in the amount of $20,741 was paid in September 2005. This represents a per BAC distribution of $.007. The total return to the investors was distributed based on the number of BACS held by each investor. The remaining proceeds of $22,495 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $10,350 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees; and $12,145 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership which were applied against the Investment Limited Partnership’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $39,886 as of March 31, 2005. In the current year $3,350 of the sales proceeds were refunded to BCAMLP to pay accrued Asset Management Fees.
In January 2005, Boston Capital Tax Credit Fund I — Series 3 and Series 4 and Boston Capital Tax Credit Fund II — Series 7 (the “Investment Limited Partnership”) sold its Investment Limited Partner interest in Bowditch School L.P. to the Operating General Partner for his assumption of the outstanding mortgage balance of $3,053,108 and proceeds to the Investment Limited Partnership of $1. The Investment Limited Partnership proceeds actually represented a partial payment of outstanding reporting fees due to an affiliate of the Investment Limited Partnership and have not been recorded as proceeds from the sale of the Operating Partnership. Annual losses generated by the Operating Partnership which were applied against the Investment Limited Partnership’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the Investment Limited Partnership investment in the Operating Partnership to zero. Accordingly, no gain or loss on the sale of the Investment Limited Partner Interest has been recorded.
New Grand Hotel Associates Limited Partnership (New Grand Apartments) is an 80-unit Historic Rehab property located in Salt Lake City, Utah. The property underwent a substantial rehab for use as low-income residential housing pursuant to the HUD Section 8 Moderate Rehabilitation Program. The property had been operating under a 15 year Housing Assistance Payment contract providing rental subsidies. In April 2005 the Housing Assistance Payment contract expired, and was subsequently renewed for an additional one-year term. The renewal came with a reduction in rental rates of $53 per unit, resulting in an annual loss of income of approximately $51,000. As a result, the property has not been able to generate cash and is currently in default of the mortgage. The current contract, effective May 1, 2006, calls for an increase in rents of $29 per unit per month, still not sufficient for the property to breakeven. The property is also experiencing a structural issue in the basement vault space. The basement houses a commercial tenant, the Manhattan Club. Severe deterioration of a support beam below the sidewalk in the vault space has occurred due to water penetration from the public sidewalk. Temporary shoring in the area of the beam was completed while a viable long term solution is considered. In April, a piece of the ceiling collapsed in a storage room in the vault space. As a result of this, a structural engineer has been engaged to expose more areas of the ceiling in order to provide a more extensive analysis of any additional areas of concern. The structural issues are limited to the basement vault space and have not impacted the residential units in any way. Given the existing cash shortfalls as a result of the decrease in rental income, and the expected cost of analysis and repairs in the basement, the Operating General Partner has determined that cash flow will be applied first to the completion of any required repairs, with the balance applied to the mortgage. Debt service payments to the lender are currently three months in arrears. At this time there is significant potential that the lender will initiate foreclosure proceedings against the Partnership. The Investment General Partner will continue to monitor this situation.
In November 2005, the Investment Partnership sold its interest in Armory Square LP to the Operating General Partner for his assumption of the outstanding mortgage balance of $1,891,975 and cash proceeds to the Investment Partnership of $60,000. Of the total Investment Partnership proceeds received, $31,000 represented payment of outstanding reporting fees due to an affiliate of the Investment Partnership. The remaining proceeds of $29,000 were paid to BCAMLP or other related entities for expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $20,000 represented reimbursement for third party consulting fees and $9,000 represented reimbursement for expenses incurred related to the sale, which included legal fees. Annual losses generated by the Operating Partnership which were applied against the Investment Limited Partnership’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the Investment Limited Partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $31,000 as of September 30, 2005.
(Series 5). As of March 31, 2006 and 2005, the Qualified Occupancy for the Series was 100%. The Series had a total of 4 properties at March 31, 2006, all of which were at 100% Qualified Occupancy.
For the tax years ended December 31, 2005 and 2004, the Series, in total, generated $158,467 and $15,294, respectively, in passive income tax losses that were passed through to the investors, and also provided $0.02 and $0.05, respectively, in tax credits per BAC to the investors.
For the years ended December 31, 2005 and 2004 Series 5 reflects net loss from Operating Partnerships of $(674,906) and $(449,665), respectively, which includes depreciation and amortization of $488,334 and $478,587, respectively.
For the years ended March 31, 2006, 2005, and 2004, the net loss for series 5 was $53,511, $372,911, and $126,439, respectively. The major components of these amounts are the Fund’s share of income (losses) from Operating Partnership and the fund management fee. The variances in net income is due to the income (losses) recorded from the dispositions of Operating Limited Partnerships in the prior year.

In February 2004, Boston Capital Tax Credit Fund I — Series 5 and Boston Capital Tax Credit Fund II — Series 14 negotiated a sale of their Investment Limited Partner interests in Glenhaven Park Partners (Glenhaven Estates) to the Operating General Partner. After repayment of the outstanding mortgage balance of approximately $43,040, the proceeds to the Investment Limited Partnerships were $28,760. Of the proceeds, $6,000 was for payment of outstanding reporting fees and $22,760 were proceeds from the sale of the interests. The total sale proceeds received were used to repay subordinated loans that had been made by Boston Capital Tax Credit Fund II-Series 14. Total outstanding subordinated loans and advances made by Series 5 and Series 14 exceeded the repayment by $10,742 and $156,940 for Series 5 and Series 14, respectively. The unpaid loans and advances were written off and included in the loss on the sale of the Operating Partnership for Series 5 and Series 14 as of March 31, 2004. Annual losses generated by the Operating Partnership which were applied against the Investment Limited Partnership’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the Investment Limited Partnership investment in the Operating Partnership to zero. Accordingly, the unpaid loans and advances were written off and included in the loss on the sale of the Operating Partnership for Series 5 and Series 14 as of March 31, 2004.
(Series 6). As of March 31, 2006 and 2005, the Qualified Occupancy for the series was 100%. The Series had a total of 10 properties at March 31, 2006, all of which were at 100% Qualified Occupancy.
For the tax year ended December 31, 2005 and 2004, the Series, in total, generated $883,856 and $635,487, respectively, in passive income tax losses that were passed through to the investors, and also provided $0.00 and $0.02, respectively, in tax credits per BAC to the investors.
For the years ended December 31, 2005 and 2004 Series 6 reflects net income (loss) from Operating Partnerships of $(900,137) and $1,247,753, respectively, which includes depreciation and amortization of $1,338,774 and $1,667,531, respectively.
For the years ended March 31, 2006, 2005, and 2004, the net income (losses) for series 6 was $(59,415), $(1,535,296), and $100,177, respectively. The major components of these amounts are the Fund’s share of income (losses) from Operating Partnership and the fund management fee. The variances in net income is due to the income (losses) recorded from the dispositions of Operating Limited Partnerships in the prior year.
In January of 2005, Boston Capital Tax Credit Fund I — Series 6 (the “Investment Limited Partnership”) sold its interest in Sherburne Senior Housing to the Operating General Partner for his assumption of the outstanding mortgage balance of $1,280,504 and proceeds of $17,301. Of this amount, the net distribution to the investors will be approximately $10,000. This represents a per BAC distribution of $.008. The total return to the investors will be distributed based on the number of BACs held by each investor. The remaining proceeds of $7,301 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. Annual losses generated by the Operating Partnership which were applied against the Investment Limited Partnership’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $17,301 as of March 31, 2005.
In April 2006, Boston Capital Tax Credit Fund — Series 4 and 6 sold the

Investment Limited Partner interest in Auburn Trace, Limited to the Operating General Partner for his assumption of the outstanding mortgage balance of $10,693,881 and proceeds to Series 4 and Series 6 of $2,016,700 and $1,333,300, respectively. Of the proceeds received, $82,500 represent reporting fees due to an affiliate of the Investment Partnership and $109,500 was paid to an affiliate of the Investment Partnership, BCAMLP, for expenses related to the sale, which include third party brokerage commission and legal costs. The remaining proceeds of $1,901,116 (Series 4) and $1,256,884 (Series 6) will be deposited into the reserve account, respectively. The monies held in reserve will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of Series 4 and 6, respectively. Annual losses generated by the Operating Partnership, which were applied against the Investment Limited Partnership’s investment in the Operating Partnership, in accordance with the equity method of accounting, had previously reduced the Investment Limited Partnerships investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Investment Limited Partner interest of $1,901,116 and $1,256,884 for Series 4 and Series 6, respectively, was realized in the quarter ended June 30, 2006.
In December 2004, Boston Capital Tax Credit Fund I — Series 6 “The Investment Limited Partnership “ sold the Investment Limited Partner interest in Eldon Estates Limited Partnership to the Operating General Partner for his assumption of the outstanding mortgage balance of $542,524 and proceeds to the Investment Limited Partnership of $16,276. Of the total received after payment of the mortgage, $5,000 represents payment of outstanding reporting fees. The remaining proceeds of $11,276 is anticipated to be paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $2,163 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees; and $9,113 represents partial reimbursement for outstanding asset management fees. Annual losses generated by the Operating Partnership, which were applied against the Investment Limited Partnership’s investment in the Operating Partnership, in accordance with the equity method of accounting, had previously reduced the Investment Limited Partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $11,113 as of December 31, 2004. In the current year $163 of the sales proceeds were refunded to BCAMLP to pay accrued Asset Management Fees.
In December 2004, Boston Capital Tax Credit Fund I — Series 6 sold the Investment Limited Partner interest in Warrensburg Properties Limited Partnership to the Operating General Partner for his assumption of the outstanding mortgage balance of $559,159 and proceeds to the Investment Limited Partnership of $16,775. Of the total received after payment of the mortgage, $5,000 represents payment of outstanding reporting fees. The remaining proceeds of $11,775 is anticipated to be paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $2,168 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees; and $9,607 represents partial reimbursement for outstanding asset management fees. Annual losses generated by the Operating Partnership, which were applied against the Investment Limited Partnership’s investment in the Operating Partnership, in accordance with the equity method of accounting, had previously reduced the Investment Limited Partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the expense and overhead reimbursement, has been recorded in the amount of $11,607 as of December 31, 2004. In the current year $168 of the sales proceeds were refunded to BCAMLP to pay accrued Asset Management Fees.
In July 2004, the Operating General Partner of Columbia Park Associates entered into an agreement to sell the property and the transaction closed in December 2004. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. After repayment of the outstanding mortgage balances of approximately $1,397,779, the proceeds to the Investment Limited Partnership were $2,738,413. Of the total received after payment of the mortgage, $5,000 represents payment of outstanding reporting fees. Of the remaining proceeds, $354,481 is anticipated to be paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $74,000 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees; and $280,481 represents partial reimbursement for outstanding asset management fees. Of the proceeds received, $2,378,932 was distributed to the investors in September 2005. This represents a per BAC distribution amount of $1.826. Accordingly, a loss on the sale of the Investment Limited Partnership of $(671,784), representing the proceeds received by the Investment Limited Partnership, net of their remaining investment balance and their share of the overhead and expense reimbursement, was recorded in the quarter ended December 31, 2004. In the current year $65,000 of the sales proceeds were refunded to BCAMLP to pay accrued Asset Management Fees.
In December 2004, BCTC Fund I — Series 6 (the “Investment Limited Partnership”) negotiated the sale of its Investment Limited Partner interest in Holland West Limited Partnership to the Operating General Partner. The sale of the Investment Limited Partnership’s interest is expected to occur in the first quarter of 2006. After repayment of the outstanding mortgage balance of approximately $1,664,604, the proceeds to the Investment Limited Partnership are estimated to be $1,142,189. Of the proceeds anticipated, $7,500 is for the payment of outstanding reporting fees and $1,134,689 is the estimated payment for the sale of the Investment Limited Partnership’s interest. In the most recent 10-Q filed for the quarter ended December 31, 2005, it was estimated that $656,816 would be distributed to the investors, and that provided this was the actual amount distributed, the investor per BAC distribution would be $.504, and that the remaining proceeds of $477,873 were anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates. The breakdown of amount to be paid to BCAMLP is as follows: $13,500 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees; and $270,879 represents payment of outstanding Asset Management Fees due to BCAMLP. In addition, $193,494 of the sales proceeds will be added back to the Investment Limited Partnership’s working capital reserves. It has now also been decided that the reimbursement related to the disposition of $656,816 will not be paid to the investors, and that this amount originally anticipated to be returned to investors will be added back to the Investment Limited Partnerships working capital reserve as well, due to the fact that the Prospectus of the Fund requires that the proceeds be utilized in this manner. These sales proceeds and any further sales or refinancing proceeds added to reserves will be available to pay obligations of the Investment Limited Partnership. Annual losses generated by the Operating Partnership, which were applied against the Investment Limited Partnership’s investment in the Operating Partnership, in accordance with the equity method of accounting, had previously reduced the Investment Limited Partnership’s investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the expense and overhead reimbursement, has been recorded in the amount of $1,121,189 as of June 30, 2006.
In October 2004, while attempting to capitalize on the strong California real estate market, the Operating General Partner of Rosenberg Building Associates (Rosenberg Apartments) entered into an agreement to sell the property and the transaction closed in the first quarter of 2005. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. After repayment of the outstanding mortgage balance of approximately $1,699,801, and payments of outstanding fees due to the Managing and Operating General Partners of $61,748 and $173,500 respectively, proceeds to the Investment Limited Partners were $1,508,640. Of the Investment Limited Partner proceeds received: $120,086 represents re-payment of outstanding loans made to the Operating Partnership; and $76,251 represents payment of outstanding investor service fees. The remaining proceeds of $1,312,303 were paid to the Investment Limited Partnerships, BCTC I Series 4 and Series 6 and BCTC II Series 7 and Series 14, in accordance with their contributions to the Operating Partnership and the terms of the Operating Partnership agreement. The amount paid to each Series is as follows: Series 4 $138,130, Series 6 $91,034, Series 7 $318,139 and Series 14 $765,000. Series 4, Series 6, Series 7 and Series 14 will use $43,705, $28,804, $100,662 and $233,948, respectively, of their proceeds to pay outstanding asset management fees due to an affiliate of the Investment Partnership. In August 2005 additional sale proceeds of $59,929 were received and were allocated to Series 4, Series 6, and Series 7 as follows: $15,125 to Series 4, $9,968 to Series 6, and $34,836 to Series 7. Of the initial and additional sales proceeds, it is estimated that approximately $109,550, $72,198, $252,313 and $531,052, for Series 4, Series 6, Series 7, and Series 14, respectively, will be distributed to the investors, or used to pay non-resident tax withholdings requirements of the State of California. Provided that this is the actual amount distributed, the investor per BAC distribution will be $.037, $.055, $.244, and $.095, for Series 4, Series 6, Series 7, and Series 14, respectively. A gain/(loss) on the sale of the Investment Limited Partner Interest of ($645,692), ($348,936), $318,139, and $288,349, for Series 4, Series 6, Series 7, and Series 14, respectively, was realized in the quarter ended March 31, 2005. An additional gain on the sale of the Investment Limited Partner Interest of $15,125, $9,968, and $34,836, for Series 4, Series 6, and Series 7, respectively, was realized in the quarter ended September 30, 2005. The gain/(loss) recorded represented the proceeds received by the Investment Limited Partnership, net of their remaining investment balance and their share of the overhead and expense reimbursement.
Hillandale Park (Hillandale Commons Limited Partnership) is a 132-unit family development in Lithonia, Georgia, approximately 20 miles from downtown Atlanta. Occupancy suffered in the overheated competition of the Georgia market, hitting a low of 79% in July 2005. Consequently, the property expended ($76,141) as revenue fell and the property increased spending on turnover and marketing. The related-party management company hired a Vice President of Marketing and added this property as one of six on a high priority list. Marketing efforts included outreach at job fairs and visitations with local employers. The company also targeted low-risk refugees from Hurricane Katrina. Since executing this plan, occupancy rose, averaging 90% in the first quarter of 2006. The compliance period expired at the end of 2004 and the General Partner is exploring its options to re-syndicate or refinance; either option would include purchasing Investment General Partnership interest.

Contractual Obligations
As of March 31, 2006, the Partnership has the following contractual obligations (payments due by period):

Obligation	Total	<1 year		1-3 years	3-5 years	> 5 years
Asset Management Fees Payable to Affiliates	$9,881,369	$9,881,369	*	—	—	—

*Although currently due, Accrued Asset Management Fees will be paid only to the extent that proceeds from the sale or refinance of an Operating Partnership become available.
Off Balance Sheet Arrangements
None.
Principal Accounting Policies and Estimates
The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires the Partnership to make various estimates and assumptions. A summary of significant accounting policies is provided in Note A to the financial statements. The following section is a summary of same aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of Partnership’s financial condition and results of operations. The Partnership believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the financial statements.
The Partnership is required to assess potential impairments to its long-lived assets, which is primarily investments in limited partnerships. The Partnership accounts for its investment in limited partnerships in accordance with the equity method of accounting since the Partnership does not control the operations of the Operating Limited Partnership.
If the book value of the Partnership’s investment in an Operating Partnership exceeds the estimated value derived by management, which generally consists of the remaining future Low-Income Housing Credits allocable to the Partnership and the estimated residual value to the Partnership, the Partnership reduces its investment in the Operating Limited Partnership and includes reduction in equity in loss of investment of limited partnerships.
As of March 31, 2004, the Partnership adopted FASB Interpretation No. 46 — Revised (“FIN46R”), “Consolidation of Variable Interest Entities.” FIN 46R provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity (“VIE”) in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entity’s expected losses, the majority of the expected returns, or both.

Based on the guidance of FIN 46R, the operating limited partnerships in which the Partnership invests meet the definition of a VIE. However, management does not consolidate the Partnership’s interests in these VIEs under FIN 46R, as it is not considered to be the primary beneficiary. The Partnership currently records the amount of its investment in these partnerships as an asset on the balance sheet, recognizes its share of partnership income or losses in the statement of operations, and discloses how it accounts for material types of these investments in the financial statements.
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
(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Partnership’s General Partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of C&M Management, Inc., carried out an evaluation of the effectiveness of the Partnership’s “disclosure controls and procedures” as defined in the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that as of the end of the period covered by this report, the Partnership’s disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Fund required to be included in the Partnership’s periodic SEC filings.

(b)	Changes in Internal Controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2006 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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
John P. Manning, age 57, is co-founder, and since 1974 has been the President and Chief Executive Officer of Boston Capital Corporation. As founding CEO of Boston Capital, Mr. Manning’s primary responsibilities include strategic planning, business development and the continued oversight of new opportunities. In addition to his responsibilities at Boston Capital Corporation, Mr. Manning is a proactive leader in the multifamily real estate industry. He served in 1990 as a member of the Mitchell-Danforth Task Force, which reviewed and suggested reforms to the Low Income Housing Tax Credit program. He was the founding President of the Affordable Housing Tax Credit Coalition and is a former member of the board of the National Leased Housing Association. During the 1980s, he served as a member of the Massachusetts Housing Policy Committee as an appointee of the Governor of Massachusetts. In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee on the critical role of the private sector in the success of the Low Income Housing Tax Credit. In 1996, President Clinton appointed him to the President’s Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts. In 1998, President Clinton appointed Mr. Manning to the President’s Export Council, the premiere committee comprised of major corporate CEOs that advise the President on matters of foreign trade and commerce. In 2003, he was appointed by Boston Mayor Tom Menino to the Mayors Advisory Panel on Housing. Mr. Manning sits on the Board of Directors of the John F. Kennedy Presidential Library in Boston where he serves as Chairman of the Distinguished Visitors Program. He is also on the Board of Directors of the Beth Israel Deaconess Medical Center in Boston. Mr. Manning is a graduate of Boston College.
Mr. Manning is the managing member of Boston Associates. Mr. Manning is also the principal of Boston Capital Corporation. While Boston Capital is not a direct subsidiary of Boston Capital Corporation, each of the entities is under the common control of Mr. Manning.
Richard J. DeAgazio, age 61, has been the Executive Vice President of Boston Capital Corporation, and President of Boston Capital Securities, Inc., Boston Capital’s NASD registered broker/dealer since 1981. Mr. DeAgazio formerly served on the national Board of Governors of the National Association of Securities Dealers (NASD). He recently served as a member of the National Adjudicatory Council of the NASD. He was the Vice Chairman of the NASD’s District 11 Committee, and served as Chairman of the NASD’s Statutory Disqualification Subcommittee of the National Business Conduct Committee. He also served on the NASD State Liaison Committee, the Direct Participation Program Committee and as Chairman of the Nominating Committee. He is a past President of the Real Estate Securities and Syndication Institute and a founder and past President of the National Real Estate Investment Association, as well as past President of the Real Estate Securities and Syndication Institute (Massachusetts Chapter). Prior to joining Boston Capital in 1981,

Mr. DeAgazio was the Senior Vice President and Director of the Brokerage Division of Dresdner Securities (USA), Inc., an international investment banking firm owned by four major European banks, and was a Vice President of Burgess & Leith/Advest. He has been a member of the Boston Stock Exchange since 1967. He is on the Board of Directors of Cognistar Corporation. He is a leader in the community and serves on the Board of Trustees for Bunker Hill Community College, the Business Leaders Council of the Boston Symphony, Board of Trustees of Junior Achievement of Northern New England, the Board of Advisors for the Ron Burton Training Village and is on the Board of Corporators of Northeastern University. He graduated from Northeastern University.
Jeffrey H. Goldstein, age 44, is Chief Operating Officer and has been the Director of Real Estate of Boston Capital Corporation since 1996. He directs Boston Capital Corporation’s comprehensive real estate services, which include all aspects of origination, underwriting, due diligence and acquisition. As COO, Mr. Goldstein is responsible for the financial and operational areas of Boston Capital Corporation and assists in the design and implementation of business development and strategic planning objectives. Mr. Goldstein previously served as the Director of the Asset Management division as well as the head of the dispositions and troubled assets group. Utilizing his 16 years experience in the real estate syndication and development industry, Mr. Goldstein has been instrumental in the diversification and expansion of Boston Capital Corporation’s businesses. Prior to joining Boston Capital Corporation in 1990, Mr. Goldstein was Manager of Finance for A.J. Lane & Co., where he was responsible for placing debt on all new construction projects and debt structure for existing apartment properties. Prior to that, he served as Manager for Homeowner Financial Services, a financial consulting firm for residential and commercial properties, and worked as an analyst responsible for budgeting and forecasting for the New York City Council Finance Division. He graduated from the University of Colorado and received his MBA from Northeastern University.
Kevin P. Costello, age 59, is Executive Vice President and has been the Director of Institutional Investing of Boston Capital Corporation since 1992 and serves on the firm’s Executive Committee. He is responsible for all corporate investment activity and has spent over 20 years in the real estate syndication and investment business. Mr. Costello’s prior responsibilities at Boston Capital Corporation have involved the management of the Acquisitions Department and the structuring and distribution of conventional and tax credit private placements. Prior to joining Boston Capital Corporation in 1987, he held positions with First Winthrop, Reynolds Securities and Bache & Company. Mr. Costello graduated from Stonehill College and received his MBA with honors from Rutgers’ Graduate School of Business Administration.
Marc N. Teal, age 42, has been Chief Financial Officer of Boston Capital Corporation since May 2003. Mr. Teal previously served as Senior Vice President and Director of Accounting and prior to that served as Vice President of Partnership Accounting. He has been with Boston Capital Corporation since 1990. In his current role as CFO he oversees all of the accounting, financial reporting, SEC reporting, budgeting, audit, tax and compliance for Boston Capital, its affiliated entities and all Boston Capital sponsored programs. Additionally, Mr. Teal is responsible for maintaining all banking and borrowing relationships of Boston Capital Corporation and treasury management of all working capital reserves. He also oversees Boston Capital’s information and technology areas, including the strategic planning for Boston Capital Corporation and its affiliaties. Prior to joining Boston Capital in

1990, Mr. Teal was a Senior Accountant for Cabot, Cabot & Forbes, a multifaceted real estate company, and prior to that was a Senior Accountant for Liberty Real Estate Corp. He received a Bachelor of Science Accountancy from Bentley College and a Masters in Finance from Suffolk University.
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
The Partnership has no officers or directors. However, under the terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Partnership, the Partnership has paid or accrued obligations to the General Partner and its affiliates for the following fees during the 2006 fiscal year:
1. An annual partnership management fee based on 0.375% of the aggregate cost of all apartment complexes acquired by the Operating Partnerships has been accrued as payable to Boston Capital Asset Management Limited Partnership. The annual partnership management fee accrued during the year ended March 31, 2006 was $545,258. Accrued fees are payable without interest as sufficient funds become available.
2. The Partnership has reimbursed affiliates of the General Partner a total of $68,595 for amounts charged to operations during the year ended March 31, 2006.
3. The Partnership had previously recorded and paid $272,038 to BCAMLP in connection with the disposition of certain Operating Partnerships, which were incorrectly referred to as sale prep fees. The payments were actually for reimbursement of overhead and salary expenses incurred by Boston Capital and its Affiliates in connection with the disposition of the related Operating Partnerships.
During the current period, management of Boston Capital decided to discontinue requesting reimbursement for overheard and salary expenses related to the disposition of assets. Additionally, Boston Capital’s management has decided to reimburse all previous reimbursements for such items by reducing other liabilities due to Boston Capital and its Affiliates from the Partnership.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
(a)	Security ownership of certain beneficial owners.

As of March 31, 2006, 9,800,600 BACs had been issued. The following Series are known to have one investor with holdings in excess of 5% of the total outstanding BACs in the series.

Series	% of BACs held
Series 3	10.41%
Series 4	11.06%
Series 5	9.25%
(b)	Security ownership of management.

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
The Partnership has no officers or directors. However, under the terms of the Public Offering, various kinds of compensation and fees are payable to the General Partner and its Affiliates during the organization and operation of the Partnership. Additionally, the General Partner will receive distributions from the Partnership if there is cash available for distribution or residual proceeds as defined in the Partnership Agreement. The amounts and kinds of compensation and fees are described on pages 32 to 33 of the Prospectus under the caption “Compensation and Fees”, which is incorporated herein by reference. See Note B of Notes to Financial Statements in Item 15 of this Annual Report on Form 10-K for amounts accrued or paid to the General Partner and its affiliates during the period from April 1, 1996 through March 31, 2006.
(b) Certain business relationships.

The Partnership response to Item 13(a) is incorporated herein by reference.
(c) Indebtedness of management.
None.
(d) Transactions with promoters.
Not applicable.

Item 14.	Principal Accountant Fees and Services

Fees paid to the Partnership’s independent auditors for Fiscal year 2006 were comprised of the following

Fee Type	Ser. 1	Ser. 2	Ser. 3	Ser. 4	Ser. 5	Ser. 6
Audit Fees	$8,420	$6,630	$9,460	$10,450	$5,510	$8,420

Audit Related Fees

Tax Fees	4,625	3,400	6,725	5,150	2,700	4,100

All Other Fees	—	—	—	—	—	—

Total	$13,045	$10,030	$16,185	$15,600	$8,210	$12,520

Fees paid to the Partnership’s independent auditors for Fiscal year 2005 were comprised of the following

Fee Type	Ser. 1	Ser. 2	Ser. 3	Ser. 4	Ser. 5	Ser. 6
Audit Fees	$8,420	$6,630	$9,460	$10,450	$5,510	$8,420

Audit Related Fees	750	750	750	750	750	750

Tax Fees	4,670	3,020	7,145	5,875	2,525	4,175

All Other Fees	—	—	—	—	—	—

Total	$13,840	$10,400	$17,355	$17,075	$8,785	$13,345

Audit Committee
The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership’s independent auditors are pre-approved by C&M Management, Inc.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1.	Financial Statements
Boston Capital Tax Credit Fund Limited Partnership
Filed herein as Exhibit 13
Balance Sheets, March 31, 2006 and 2005
Statements of Operations, Years ended March 31, 2006, 2005 and 2004
Statements of Changes in Partners’ Capital, Years ended March 31, 2006, 2005, and 2004
Statements of Cash Flows, Years ended March 31, 2006, 2005 and 2004
Notes to Financial Statements, Years ended March 31, 2006, 2005 and 2004

(a) 2.	Financial Statement Schedules
Schedule III — Real Estate and Accumulated Depreciation
Notes to Schedule III
Schedule III and Notes to Schedule III filed herein as part of Exhibit 13
Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes hereto.

(b) 1.	Reports on Form 8-K
There were no reports on Form 8-K filed during the quarter ended March 31, 2006.

(c) 1.	Exhibits
(listed according to the number assigned in the table in Item 601 of Regulation S-K)
Exhibit No. 3 — Organization Documents
a.	Certificate of Limited Partnership of Boston Capital Tax Credit Fund Limited Partnership. (Incorporated by reference from Exhibit 3 to the Partnership’s Registration Statement No. 33-22505on Form S-11 as filed with the Securities and Exchange Commission on June 20, 1988.)
Exhibit No. 4 — Instruments defining the rights of security holders, including indentures.
a.	Agreement of Limited Partnership of Boston Capital Tax Credit Fund Limited Partnership. Incorporated by reference from Exhibit 4 to Amendment No. 1 to the Partnership’s Registration Statement No. 33-22505 on Form S-11 as filed with the Securities and Exchange Commission on August 25, 1988.)
Exhibit No. 10 — Material contracts.
a.	Beneficial Assignee Certificate. (Incorporated by reference from Exhibit 10A to Amendment No. 1 to the Partnership’s Registration Statement No. 33-22505 on Form S-11 as filed with the Securities and Exchange Commission on August 25, 1988.)
Exhibit No. 13 — Financial Statement of Boston Capital Tax Credit Fund Limited Partnership, filed herein
Exhibit No. 23 — Consents of experts and counsel. Independent Auditor’s Reports for Operating Partnerships, filed herein.
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

Boston Capital Tax Credit Fund Limited Partnership

By:	Boston Capital Associates Limited Partnership, General Partner

By:	BCA Associates Limited Partnership, General Partner

By:	C&M Management, Inc., General Partner

Date: December 21, 2006	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

December 21, 2006	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), C&M Management Inc.; Director, President (Principal Executive Officer) BCTC Assignor Corp.

December 21, 2006	/s/ Marc N. Teal Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer), C&M Management Inc; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC Assignor Corp.