Form 10-Q
period 2006-06-30
BOSTON CAPITAL TAX CREDIT FUND LTD PARTNERSHIP
filed 2007-01-23
CIK 835095

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended June 30, 2006

                                             or

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
FOR THE QUARTER ENDED JUNE 30, 2006

TABLE OF CONTENTS
FOR THE QUARTER ENDED JUNE 30, 2006

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

Cash Flows Series 4 26

Cash Flows Series 5 27

Cash Flows Series 6 28

BOSTON CAPITAL TAX CREDIT FUND LIMITED PARTNERSHIP

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2006

TABLE OF CONTENTS (CONTINUED)

Notes to Financial Statements *

Note A Organization 29

Note B Accounting *

Note C Related Party Transactions 30

Note D Investments 32

Statement of operation

Combined Statements Series 1 34

Combined Statements_Series 2 35

Combined Statements Series 3 36

Combined Statements Series 4 37

Combined Statements Series 5 38

Combined Statements Series 6 39

Note E Taxable Loss 40

Liquidity 41

Capital Resources 41

Results of Operations 42

Principal_Accounting_Policies 68

Quantitative_and_Qualitative 69

Controls_and_Procedures 69

Part II Other Information 70

Item 1. Legal Proceedings.....................................................................................................................................................70

Item 1A. Risk Factors...............................................................................................................................................70

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.....70

Item 3. Defaults Upon Senior Securities.........................................................................................70

Item 4. Submission of Matters to a Vote of Security Holders.............................70

Item 5. Other Information...................................................................................................................................70

Item 6. Exhibits and Reports on Form 8-K......................................................................................70

Signatures 71

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

	June 30, 2006 (Unaudited)	March 31, 2006 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	2,616,789	591,583
Other assets	206	206

	$ 2,616,995	$ 591,789

LIABILITIES

Accounts payable	$ 9,000	$ -
Accounts payable affiliates (note C)	8,478,625	10,953,190

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 9,800,600 issued and outstanding	(5,020,113)	(9,465,977)
General Partner	(850,517)	(895,424)
	(5,870,630)	(10,361,401)
	$ 2,616,995	$ 591,789

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 1

	June 30, 2006 (Unaudited)	March 31, 2006 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	52,715	52,894
Other assets	-	-

	$ 52,715	$ 52,894

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	2,554,411	2,527,484

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 1,299,900 issued and outstanding	(2,363,846)	(2,337,011)
General Partner	(137,850)	(137,579)
	(2,501,696)	(2,474,590)
	$ 52,715	$ 52,894

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 2

	June 30, 2006 (Unaudited)	March 31, 2006 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	161,186	162,014
Other assets	-	-

	$ 161,186	$ 162,014

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	797,344	782,518

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 830,300 issued and outstanding	(563,336)	(547,839)
General Partner	(72,822)	(72,665)
	(636,158)	(620,504)
	$ 161,186	$ 162,014

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 3

	June 30, 2006 (Unaudited)	March 31, 2006 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	301,014	223,404
Other assets	-	-

	$ 301,014	$ 223,404

LIABILITIES

Accounts payable	$ 9,000	$ -
Accounts payable affiliates (note C)	2,828,194	2,974,205

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 2,882,200 issued and outstanding	(2,278,000)	(2,490,475)
General Partner	(258,180)	(260,326)
	(2,536,180)	(2,750,801)
	$ 301,014	$ 223,404

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 4

	June 30, 2006 (Unaudited)	March 31, 2006 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	1,002,962	957
Other assets	206	206

	$ 1,003,168	$ 1,163

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	1,672,274	2,599,101

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 2,995,300 issued and outstanding	(414,252)	(2,323,796)
General Partner	(254,854)	(274,142)
	(669,106)	(2,597,938)
	$ 1,003,168	$ 1,163

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 5

	June 30, 2006 (Unaudited)	March 31, 2006 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	31,736	32,651
Other assets	-	-

	$ 31,736	$ 32,651

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	411,240	402,948

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 489,900 issued and outstanding	(333,959)	(324,844)
General Partner	(45,545)	(45,453)
	(379,504)	(370,297)
	$ 31,736	$ 32,651

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 6

	June 30, 2006 (Unaudited)	March 31, 2006 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	1,067,176	119,663
Other assets	-	-

	$ 1,067,176	$ 119,663

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	215,162	1,666,934

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 1,303,000 issued and outstanding	933,280	(1,442,012)
General Partner	(81,266)	(105,259)
	852,014	(1,547,271)
	$ 1,067,176	$ 119,663

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

	2006	2005

Income
Interest income	$ 3,252	$ 4,939
Miscellaneous income	-	-
	3,252	4,939

Share of income (loss) from Operating Partnerships(Note D)	4,515,189	223,779

Expenses
Professional fees	2,910	25,570
Partnership management fees (Note C)	19,603	135,981
General and administrative fees	5,157	92,788
	27,670	254,339

NET INCOME/(LOSS)	$ 4,490,771	$ (25,621)

Net income (loss) allocated to assignees	$ 4,445,864	$ (25,365)

Net income (loss) allocated to general partner	$ 44,907	$ (256)

Net income (loss) per BAC	$ 0.45	$ (.00)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 1

	2006	2005

Income
Interest income	$ 117	$ 165
Miscellaneous income	-	-
	117	165

Share of income (loss) from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	485	4,321
Partnership management fees (Note C)	25,667	30,359
General and administrative fees	1,071	28,872
	27,223	63,552

NET INCOME/(LOSS)	$ (27,106)	$ (63,387)

Net income (loss) allocated to assignees	$ (26,835)	$ (62,753)

Net income (loss) allocated to general partner	$ (271)	$ (634)

Net income (loss) per BAC	$ (.02)	$ (.05)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 2

	2006	2005

Income
Interest income	$ 373	$ 580
Miscellaneous income	-	-
	373	580

Share of income (loss) from Operating Partnerships(Note D)	-	223,779

Expenses
Professional fees	485	3,058
Partnership management fees	14,710	6,349
General and administrative fees	832	7,096
	16,027	16,503

NET INCOME/(LOSS)	$ (15,654)	$ 207,856

Net income (loss) allocated to assignees	$ (15,497)	$ 205,777

Net income (loss) allocated to general partner	$ (157)	$ 2,079

Net income (loss) per BAC	$ (.02)	$ .25

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 3

	2006	2005

Income
Interest income	$ 540	$ 903
Miscellaneous income	-	-
	540	903

Share of income (loss) from Operating Partnerships(Note D)	236,000	-

Expenses
Professional fees	485	6,260
Partnership management fees (Note C)	19,415	29,501
General and administrative expenses	2,019	37,421
	21,919	73,182

NET INCOME/(LOSS)	$ 214,621	$ (72,279)

Net income (loss) allocated to assignees	$ 212,475	$ (71,556)

Net income (loss) allocated to general partner	$ 2,146	$ (723)

Net income (loss) per BAC	$ 0.07	$ (.02)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 4

	2006	2005

Income
Interest income	$ 941	$ 481
Miscellaneous income	-	-
	941	481

Share of income (loss) from Operating Partnerships(Note D)	1,901,116	-

Expenses
Professional fees	485	5,312
Partnership management fees (Note C)	(26,955)	37,479
General and administrative fees	(305)	17,194
	(26,775)	59,985

NET INCOME/(LOSS)	$ 1,928,832	$ (59,504)

Net income (loss) allocated to assignees	$ 1,909,544	$ (58,909)

Net income (loss) allocated to general partner	$ 19,288	$ (595)

Net income (loss) per BAC	$ 0.64	$ (.02)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 5

	2006	2005

Income
Interest income	$ 74	$ 56
Miscellaneous income	-	-
	74	56

Share of income (loss) from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	485	2,670
Partnership management fees (Note C)	8,227	7,387
General and administrative fees	569	1,075
	9,281	11,132

NET INCOME/(LOSS)	$ (9,207)	$ (11,076)

Net income (loss) allocated to assignees	$ (9,115)	$ (10,965)

Net income (loss) allocated to general partner	$ (92)	$ (111)

Net income (loss) per BAC	$ (.02)	$ (.02)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 6

	2006	2005

Income
Interest income	$ 1,207	$ 2,754
Miscellaneous income	-	-
	1,207	2,754

Share of income (loss) from Operating Partnerships(Note D)	2,378,073	-

Expenses
Professional fees	485	3,949
Partnership management fees (Note C)	(21,461)	24,906
General and administrative expenses	971	1,130
	(20,005)	29,985

NET INCOME/(LOSS)	$ 2,399,285	$ (27,231)

Net income (loss) allocated to assignees	$ 2,375,292	$ (26,959)

Net income (loss) allocated to general partner	$ 23,993	$ (272)

Net income (loss) per BAC	$ 1.82	$ (.02)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three Months Ended June 30,
(Unaudited)

	Limited Partners	General Partner	Total

Partners' capital (deficit) April 1, 2006	$(9,465,977)	$ (895,424)	$(10,361,401)

Distributions	-	-	-

Net income (loss)	4,445,864	44,907	4,490,771

Partners' capital (deficit), June 30, 2006	$(5,020,113)	$ (850,517)	$ (5,870,630)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three Months Ended June 30,
(Unaudited)

	Limited Partners	General Partner	Total
Series 1
Partners' capital (deficit) April 1, 2006	$(2,337,011)	$ (137,579)	$(2,474,590)

Distributions	-	-	-

Net income (loss)	(26,835)	(271)	(27,106)

Partners' capital (deficit), June 30, 2006	$(2,363,846)	$ (137,850)	$(2,501,696)

Series 2
Partners' capital (deficit) April 1, 2006	$ (547,839)	$ (72,665)	$ (620,504)

Distributions	-	-	-

Net income (loss)	(15,497)	(157)	(15,654)

Partners' capital (deficit), June 30, 2006	$ (563,336)	$ (72,822)	$ (636,158)

The accompanying notes are an integral part of these statements.

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three Months Ended June 30,
(Unaudited)

	Limited Partners	General Partner	Total
Series 3
Partners' capital (deficit) April 1, 2006	$(2,490,475)	$ (260,326)	$(2,750,801)

Distributions	-	-	-

Net income (loss)	212,475	2,146	214,621

Partners' capital (deficit), June 30, 2006	$(2,278,000)	$ (258,180)	$(2,536,180)

Series 4
Partners' capital (deficit) April 1, 2006	$(2,323,796)	$ (274,142)	$(2,597,938)

Distributions	-	-	-

Net income (loss)	1,909,544	19,288	1,928,832

Partners' capital (deficit), June 30, 2006	$ (414,252)	$ (254,854)	$ (669,106)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three Months Ended June 30,
(Unaudited)

	Limited Partners	General Partner	Total
Series 5
Partners' capital (deficit) April 1, 2006	$ (324,844)	$ (45,453)	$ (370,297)

Distributions	-	-	-

Net income (loss)	(9,115)	(92)	(9,207)

Partners' capital (deficit), June 30, 2006	$ (333,959)	$ (45,545)	$ (379,504)

Series 6
Partners' capital (deficit) April 1, 2006	$(1,442,012)	$ (105,259)	$(1,547,271)

Distributions	-	-	-

Net income (loss)	2,375,292	23,993	2,399,285

Partners' capital (deficit), June 30, 2006	$ 933,280	$ (81,266)	$ 852,014

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS
Three Months Ended June 30,
(Unaudited)

	2006	2005
Cash flows from operating activities:

Net Income (Loss)	$ 4,490,771	$ (25,621)
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	-	-
Share of (Income) Loss from Operating Partnerships	(4,515,189)	(223,779)
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	9,000	-
Increase (Decrease) in accounts payable affiliates	(2,474,565)	(505,701)
Decrease (Increase) in other assets	-	150,000

Net cash (used in) provided by operating activities	(2,489,983)	(605,101)

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	4,515,189	762,100

Net cash (used in) provided by investing activity	4,515,189	762,100

Cash flows from financing activity:

Distributions	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,025,206	156,999

Cash and cash equivalents, beginning	591,583	3,859,352

Cash and cash equivalents, ending	$ 2,616,789	$ 4,016,351

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 1

	2006	2005
Cash flows from operating activities:

Net Income (Loss)	$ (27,106)	$ (63,387)
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	-	-
Share of (Income) Loss from Operating Partnerships	-	-
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	-	-
Increase (Decrease) in accounts payable affiliates	26,927	(20,472)
Decrease (Increase) in other assets	-	-

Net cash (used in) provided by operating activities	(179)	(83,859)

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	-	144,183

Net cash (used in) provided by investing activity	-	144,183

Cash flows from financing activity:

Distributions	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(179)	60,324

Cash and cash equivalents, beginning	52,894	71,069

Cash and cash equivalents, ending	$ 52,715	$ 131,393

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 2

	2006	2005
Cash flows from operating activities:

Net Income (Loss)	$ (15,654)	$ 207,856
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	-	-
Share of (Income) Loss from Operating Partnerships	-	(223,779)
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	-	-
Increase (Decrease) in accounts payable affiliates	14,826	(440,137)
Decrease (Increase) in other assets	-	150,000

Net cash (used in) provided by operating activities	(828)	(306,060)

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	-	223,779

Net cash (used in) provided by investing activity	-	223,779

Cash flows from financing activity:

Distributions	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(828)	(82,281)

Cash and cash equivalents, beginning	162,014	535,504

Cash and cash equivalents, ending	$ 161,186	$ 453,223

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 3

	2006	2005
Cash flows from operating activities:

Net Income (Loss)	$ 214,621	$ (72,279)
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	-	-
Share of (Income) Loss from Operating Partnerships	(236,000)	-
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	9,000	-
Increase (Decrease) in accounts payable affiliates	(146,011)	(91,447)
Decrease (Increase) in other assets	-	-

Net cash (used in) provided by operating activities	(158,390)	(163,726)

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	236,000	285,633

Net cash (used in) provided by investing activity	236,000	285,633

Cash flows from financing activity:

Distributions	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	77,610	121,907

Cash and cash equivalents, beginning	223,404	431,862

Cash and cash equivalents, ending	$ 301,014	$ 553,769

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 4

	2006	2005
Cash flows from operating activities:

Net Income (Loss)	$ 1,928,832	$ (59,504)
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	-	-
Share of (Income) Loss from Operating Partnerships	(1,901,116)	-
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	-	-
Increase (Decrease) in accounts payable affiliates	(926,827)	13,033
Decrease (Increase) in other assets	-	-

Net cash (used in) provided by operating activities	(899,111)	(46,471)

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	1,901,116	85,441

Net cash (used in) provided by investing activity	1,901,116	85,441

Cash flows from financing activity:

Distributions	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,002,005	38,970

Cash and cash equivalents, beginning	957	215,822

Cash and cash equivalents, ending	$ 1,002,962	$ 254,792

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 5

	2006	2005
Cash flows from operating activities:

Net Income (Loss)	$ (9,207)	$ (11,076)
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	-	-
Share of (Income) Loss from Operating Partnerships	-	-
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	-	-
Increase (Decrease) in accounts payable affiliates	8,292	8,292
Decrease (Increase) in other assets	-	-

Net cash (used in) provided by operating activities	(915)	(2,784)

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	-	-

Net cash (used in) provided by investing activity	-	-

Cash flows from financing activity:

Distributions	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(915)	(2,784)

Cash and cash equivalents, beginning	32,651	52,994

Cash and cash equivalents, ending	$ 31,736	$ 50,210

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 6

	2006	2005
Cash flows from operating activities:

Net Income (Loss)	$ 2,399,285	$ (27,231)
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	-	-
Share of (Income) Loss from Operating Partnerships	(2,378,073)	-
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	-	-
Increase (Decrease) in accounts payable affiliates	(1,451,772)	25,030
Decrease (Increase) in other assets	-	-

Net cash (used in) provided by operating activities	(1,430,560)	(2,201)

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	2,378,073	23,064

Net cash (used in) provided by investing activity	2,378,073	23,064

Cash flows from financing activity:

Distributions	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	947,513	20,863

Cash and cash equivalents, beginning	119,663	2,552,101

Cash and cash equivalents, ending	$ 1,067,176	$ 2,572,964

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS
June 30, 2006

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
June 30, 2006
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of June 30, 2006 for the three months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Partnership in acquiring the investments in Operating Partnerships are capitalized to the investment account. The Partnership's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's Annual Report on Form 10-K.

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has entered into several transactions with various affiliates of the general partner of the partnership, including Boston Capital Holdings LP, Boston Capital Partners, Inc. and Boston Capital Asset Management Limited Partnership.

Accounts payable - affiliates at June 30, 2006 and 2005 represents accrued general and administrative expenses, accrued partnership management fees, and advances from an affiliate of the general partner of the partnership, which are payable to Boston Capital Holdings LP and Boston Capital Asset Management Limited Partnership.

General and administrative expenses incurred by Boston Capital Holdings LP and Boston Capital Asset Management Limited Partnership were charged to each series' operations for the quarters ended June 30, 2006 and 2005 as follows:

	2006	2005
Series 1	$ -	$ 123
Series 2	-	303
Series 3	-	328
Series 4	-	369
Series 5	-	205
Series 6	-	123

	$ -	$ 1,451

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2006
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

An annual partnership management fee based on .375 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. Since reporting fees collected by the series were added to reserves and not paid to Boston Capital Asset Management LP, the amounts accrued are not net of reporting fees received. The partnership management fee accrued for the quarters ended June 30, 2006 and 2005 are as follows:

	2006	2005

Series 1	$ 26,927	$ 34,359
Series 2	14,825	14,825
Series 3	21,815	32,301
Series 4	22,710	37,479
Series 5	8,291	8,292
Series 6	18,874	24,906

	$113,442	$152,162

As of June 30, 2006 and 2005, an affiliate of the general partner of the partnership advanced a total of $733,735 and $695,245, respectively to the Partnership to pay certain operating expenses of the Partnership, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. Below is a summary, by series, of the total advances made to date.

	2006	2005
Series 1	$ 77,000	$ 90,810
Series 2	85,000	85,000
Series 3	356,920	356,920
Series 4	214,815	162,515

	$733,735	$695,245

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships.

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
June 30, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At June 30, 2006 and 2005, the Partnership had limited partnership interests in 52 and 63 Operating Partnerships, respectively, which own operating apartment complexes as follows:

Series	2006	2005
1	8	12
2	6	6
3	17	19
4	9	12
5	4	4
6	8	10
	52	63

Under the terms of the Partnership's investment in each Operating Partnership, the Partnership was required to make capital contributions to such Operating Partnerships. These contributions were payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. At June 30, 2006 and 2005, all capital contributions had been paid.

During the three months ended June 30, 2006 the partnership disposed of four of the operating limited partnerships. A summary of the dispositions by Series for June 30, 2006 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Partnership Proceeds from Disposition	Gain/(Loss) on Disposition
Series 1	-	-	$-	$-
Series 2	-	-	-	-
Series 3	-	1	236,000	236,000
Series 4	-	1	1,901,116	1,901,116
Series 5	-	-	-	-
Series 6	-	2	2,378,073	2,378,073
Total	-	4	$4,515,189	$4,515,189

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
June 30, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (CONTINUED)

During the three months ended June 30, 2005 the partnership disposed of one of the operating limited partnerships. A summary of the dispositions by Series for June 30, 2005 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Partnership Proceeds from Disposition	Gain/(Loss) on Disposition
Series 1	-	-	$-	$-
Series 2	-	1	223,779	223,779
Series 3	-	-	-	-
Series 4	-	-	-	-
Series 5	-	-	-	-
Series 6	-	-	-	-
Total	-	1	$223,779	$223,779

The gain (loss) described above is for financial statement purposes only. There are significant differences between the equity method of accounting and the tax reporting of income and losses from operating partnership investments. The largest difference is the ability for tax purposes, to deduct losses in excess of the partnership's investment in the operating partnership. As such, the amount of gain recognized for tax purposes may be significantly higher than the gain recorded in the financial statements.

The Partnership's fiscal year ends March 31 of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the three months ended March 31, 2006.

The combined unaudited summarized statements of operations of the Operating Partnerships for the three months ended March 31, 2006 and 2005 are as follows:

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months ended March 31,
(Unaudited)

Series 1

	2006	2005

Revenues
Rental	$ 724,679	$ 816,309
Interest and other	48,079	105,667

	772,758	921,976

Expenses
Interest	178,931	260,064
Depreciation and amortization	115,116	176,731
Operating expenses	680,655	820,156
	974,702	1,256,951

NET LOSS	$ (201,944)	$ (334,975)

Net income (loss) allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (199,925)	$ (331,625)

Net loss allocated to other Partners	$ (2,019)	$ (3,350)

* Amounts include $199,925 and $331,625 for 2006 and 2005, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months ended March 31,
(Unaudited)

Series 2

	2006	2005

Revenues
Rental	$ 457,826	$ 493,503
Interest and other	14,822	17,716

	472,648	511,219

Expenses
Interest	55,013	55,813
Depreciation and amortization	105,776	104,522
Operating expenses	338,913	393,910
	499,702	554,245

NET LOSS	$ (27,054)	$ (43,026)

Net income (loss) allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (26,783)	$ (42,596)

Net loss allocated to other Partners	$ (271)	$ (430)

* Amounts include $26,783 and $42,596 for 2006 and 2005, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months ended March 31,
(Unaudited)

Series 3
	2006	2005

Revenues
Rental	$ 966,284	$ 1,043,747
Interest and other	17,267	22,141

	983,551	1,065,888

Expenses
Interest	127,092	178,532
Depreciation and amortization	266,247	299,406
Operating expenses	725,982	976,547
	1,119,321	1,454,485

NET LOSS	$ (135,770)	$ (388,597)

Net income (loss) allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (134,412)	$ (384,711)

Net loss allocated to other partners	$ (1,358)	$ (3,886)

* Amounts include $134,412 and $384,711 for 2006 and 2005, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months ended March 31,
(Unaudited)

Series 4

	2006	2005

Revenues
Rental	$ 599,317	$ 1,249,798
Interest and other	7,847	67,242

	607,164	1,317,040

Expenses
Interest	183,469	360,477
Depreciation and amortization	195,073	352,177
Operating expenses	454,021	1,004,449
	832,563	1,717,103

NET LOSS	$ (225,399)	$ (400,063)

Net income (loss) allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (223,145)	$ (396,062)

Net loss allocated to other Partners	$ (2,254)	$ (4,001)

* Amounts include $223,145 and $396,062 for 2006 and 2005, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months ended March 31,
(Unaudited)

Series 5
	2006	2005

Revenues
Rental	$ 221,216	$ 223,977
Interest and other	11,559	8,771

	232,775	232,748

Expenses
Interest	19,963	20,051
Depreciation and amortization	58,091	57,386
Operating expenses	159,175	157,007
	237,229	234,444

NET LOSS	$ (4,454)	$ (1,696)

Net income (loss) allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (4,409)	$ (1,679)

Net loss allocated to other Partners	$ (45)	$ (17)

* Amounts include $4,409 and $1,679 for 2006 and 2005, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months ended March 31,
(Unaudited)

Series 6
	2006	2005

Revenues
Rental	$ 603,973	$ 833,775
Interest and other	22,460	27,519

	626,433	861,294

Expenses
Interest	97,309	148,609
Depreciation and amortization	137,487	202,714
Operating expenses	469,974	580,470
	704,770	931,793

NET INCOME (LOSS)	$ (78,337)	$ (70,499)

Net income (loss) allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (77,554)	$ (69,794)

Net loss allocated to other Partners	$ (783)	$ (705)

* Amounts include $77,554 and $69,794 for 2006 and 2005, respectively, of loss not recognized under the equity method of accounting.

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

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS - CONTINUED

June 30, 2006
(Unaudited)

NOTE E - TAXABLE LOSS

The Partnership's taxable loss for the year ended December 31, 2006 is expected to differ from its loss for financial reporting purposes for the year ended March 31, 2007. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods. No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners and assignees individually.

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

The Partnership is currently accruing the annual partnership management fee. Partnership management fees accrued during the quarter ended June 30, 2006 were $113,442 and total partnership management fees accrued as of June 30, 2006 were $7,406,802. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Partnership receives sales or refinancing proceeds from Operating Partnerships, which will be used to satisfy these liabilities.

The Partnership has also recorded other payables to affiliates of $1,071,823. The amount consists of advances to pay third party operating expenses of the Partnership, advances and/or loans to Operating Partnerships, accrued overhead allocations, accrued overhead and expenses incurred for overseeing and managing the disposition of the property. The breakout between series are $128,496 in Series 1, $139,641 in Series 2, $461,113 in Series 3, $296,273 in Series 4, and $40,300 in Series 6. These and any future advances or accruals will be paid, without interest, from available cash flow, reporting fees, or proceeds of sales or refinancing of the Partnership's interest in Operating Partnerships.

Capital Resources

The Partnership offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on August 29, 1988. The Partnership received and accepted subscriptions for $97,746,940 representing 9,800,600 BACs from investors admitted as BAC Holders in Series 1 through Series 6 of the Partnership. Offers and sales of BACs in Series 1 through Series 6 of the Partnership were completed and the last of the BACs in Series 6 were issued by the Partnership on September 29, 1989. At June 30, 2006 and 2005 the Partnership had limited partnership equity interests in 53 and 63 Operating Partnerships, respectively.

As of June 30, 2006 the Partnership had $2,616,789 remaining in cash and cash equivalents. Below is a table, which provides, by series, the equity raised, number of BACs sold, final date BACs were offered, number of properties acquired, and cash and cash equivalents. $9,000 of Series 3, $ 109,550 of Series 4 and $72,198 of Series 6 cash and cash equivalents represent proceeds being held from the sale of two Operating Partnerships as of June 30, 2006.
Series	Equity	BACs	Final Close Date	Number of Properties	Proceeds Remaining
1	$12,999,000	1,299,900	12/18/88	8	$ 52,715
2	8,303,000	830,300	03/30/89	6	161,186
3	28,822,000	2,882,200	03/14/89	17	301,014
4	29,788,160	2,995,300	07/07/89	9	1,002,962
5	4,899,000	489,900	08/22/89	4	31,736
6	12,935,780	1,303,000	09/29/89	8	1,067,176

	$97,746,940	9,800,600		52	$2,616,789

Results of Operations

At June 30, 2006 and 2005 the Partnership held limited partnership interests in 52 and 63 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each apartment complex which initially complied with the Minimum Set-Aside Test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the partnership believes that there is adequate casualty insurance on the properties.

The Partnership incurs an annual partnership management fee to the general partner of the partnership and/or its affiliates in an amount equal to 0.375% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various partnership management and reporting fees paid by the Operating Partnerships. The annual partnership management fee is currently being accrued. It is anticipated that outstanding fees will be repaid from sale or refinancing proceeds. The annual partnership management fee charged to operations for the quarters ended June 30, 2006 and 2005, net of reporting fees received were $19,603 and $135,981, respectively.

During the quarters ended June 30, 2006 and 2005, the Partnership received $93,839 and $16,181, respectively, of reporting fees from the Operating Partnerships. The partnership management fees received by series are as follows:

	2006	2005

Series 1	$ 1,260	$ 4,000
Series 2	115	8,476
Series 3	2,400	2,800
Series 4	49,665	-
Series 5	64	905
Series 6	40,335	-
	$ 93,839	$ 16,181

General and administrative expenses for Series 4 for the quarter ended June 30, 2006, net of reimbursements made were ($305). Series 4 received a reimbursement in the amount of $2,143 for postage and delivery in April 2006.

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

Series 1

As of June 30, 2006 and 2005, the average Qualified Occupancy for the series was 100%. The series had a total of eight properties at June 30, 2006, all of which were at 100% Qualified Occupancy.

For the period ended June 30, 2006 and 2005, Series 1 reflects net loss from Operating Partnerships of $(201,944) and $(334,975), respectively, which includes depreciation and amortization of $115,116 and $176,731, respectively.

Genesee Commons Associates (River Park Commons) is a 402-unit property located in Rochester, New York. The compliance period ended in 2003. On April 15, 2004, the Operating General Partner's interest was transferred to Conifer Reality, L.L.C., which intends to rehabilitate the 202 unit high rise building, demolish 200 townhomes and re-construct 100 market rent townhomes while re-structuring the financing of the development. Occupancy has declined to 56% as of the third quarter of 2005 and has continued to decline as management is encouraging move outs to enable a full rehabilitation of the high rise building. The 200 townhouses were originally scheduled to be bulldozed and rebuilt as 100 market rate units in 2005. However, there have been several unanticipated delays in the rehabilitation project. The Rochester Housing Authority has yet to approve the transfer of the 236 rental subsidy from the townhomes to the high rise building and many Section 8 voucher holders residing in the townhomes have refused to move out without payment. The Operating General Partner anticipates that these issues will be resolved before year-end and the demolition and rehabilitation has been postponed until 2006. Previously, a forbearance agreement (the "Agreement") has been entered into with the lender. Currently, the Operating General Partner is negotiating with the lender to extend the Agreement. In addition, the Operating General Partner is negotiating with the Department of Housing and Urban Development ("HUD") to continue the interest subsidy payment provided to the property after a restructuring of the mortgage is completed. The Investment General Partner has analyzed the various issues confronting the property and the partnership. The Investment Limited Partnership has determined that the property will either restructure its mortgage, which will be a taxable event, or face foreclosure in early 2006. If the property is able to restructure its mortgage the Investment Limited Partners will incur a tax liability which is greater than that of a foreclosure due to cancellation of debt income ("COD Income") that is anticipated. On March 29, 2006 the Investment Partnership transferred its interest in Genesee Commons to an affiliate of the Operating General Partner for the assumption of the outstanding mortgage balance of $14,081,723 and proceeds to the Investment Partnership of $10. Proceeds from the sale of the asset of $10 will be returned to cash reserves held by BCTC Fund - Series 1. Annual losses generated by the Operating Partnership which were applied against the Investment Limited Partnership's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the Investment Limited Partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the property was recorded of $10 as of March 31, 2006.

Kingston Property Associates (Broadway East Townhouses) is a 122-unit property located in Kingston, New York. Effective July 2003, the Operating General Partner interest for Kingston Property Associates Limited Partnership was sold from TFG/New York Properties, Inc. to Kingston Winn Limited Partnership. Also, the management company changed from The Finch Group to an affiliate of the new Operating General Partner, Winn Residential. The Lender and the new Operating General Partner have entered into a Forbearance Agreement, dated July 16, 2003, which prevents the Lender from filing a foreclosure action or accelerating the indebtedness, provided the new Operating General Partner follows the terms outlined in the agreement. To date, the new Operating General Partner is in compliance with the terms of the Forbearance Agreement. The new Operating General Partner applied for an allocation of Low Income Housing Tax Credits ("LIHTCs") in 2003 but did not receive an allocation. They re-applied in March 2004 and received an allocation of LIHTCs. The new Operating General Partner resyndicated the property on August 31, 2005 at which time the Investment Limited Partnership received proceeds of $27,940. The proceeds received were paid to BCAMLP for outstanding asset management fees. Annual losses generated by the Operating Partnership which were applied against the Investment Limited Partnership's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the Investment Limited Partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the property was recorded of $27,940 as of September 30, 2005.

Townhomes of Minnehaha, (Minnehaha Court Apartments) is a 24-unit property located in St. Paul, Minneapolis. On August 17, 2005, the Townhomes of Minnehaha sold Minnehaha Court Apartments to a non-affiliated entity for $1,360,000 and proceeds to the Investment Limited Partnership of $109,009, which includes the return of the replacement reserve funds and liquidation of all other depository accounts. Of the total proceeds received, $39,285 and $10,044 represents a reimbursement of funds previously advanced to the Operating Partnership by an affiliate of the Investment Limited Partnership and the Investment Limited Partnership respectively, $23,715 was paid to BCAMLP for outstanding reporting fees, and $26,965 is for payment of outstanding asset management fees due to an affiliate of the Investment Limited Partnership. The remaining proceeds of $9,000 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The amount paid represents reimbursement for expenses incurred related to the sale, which includes legal costs. Annual losses generated by the Operating Partnership were applied against the Investment Limited Partnership's investment in the Operating Partnership and to advances made to the Operating Partnership in accordance with the equity method of accounting. Accordingly, a gain on the sale of the property was recorded of $33,759 as of September 30, 2005.

Virginia Circle Townhomes (Virginia Circle Limited Partnership) is a 16-unit property located in St. Paul, MN. On August 31, 2005, Virginia Circle Limited Partnership sold the Virginia Circle Townhomes to a non-affiliated entity for $920,000 and proceeds to the Investment Limited Partnership of $83,934, which includes the return of the replacement reserve funds and liquidation of all other depository accounts. Of the total proceeds received, $60,468 represents repayment of advances made by the Investment Limited Partnership and an affiliate of the Investment Limited Partnership and $14,466 was paid to BCAMLP for outstanding reporting fees. The remaining proceeds of $9,000 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The amount paid represents reimbursement for overhead and expenses incurred for overseeing and managing the disposition of the property, which includes legal costs. Annual losses generated by the Operating Partnership were applied against the Investment Limited Partnership's investment in the Operating Partnership and to advances made to the Operating Partnership in accordance with the equity method of accounting. Accordingly, a gain on the sale of the property was recorded of $19,125 as of September 30, 2005.

In December 2004, Boston Capital Tax Credit Fund I - Series 1 (the "Investment Limited Partnership") sold its Investment Limited Partner interest in Bolivar Manor to the Operating General Partner for his assumption of the outstanding mortgage balance of $863,521 and proceeds to the Investment Limited Partnership of $1. The Investment Limited Partnership proceeds actually represented a partial payment of reporting fees due to an affiliate of the Investment Limited Partnership and as such have not been recorded as proceeds from the sale of the Operating Partnership. Annual losses generated by the Operating Partnership which were applied against the Investment Limited Partnership's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the Investment Limited Partnership investment in the Operating Partnership to zero. Accordingly no gain or loss on the sale of the Investment Limited Partner Interest has been recorded.

In December 2004, Boston Capital Tax Credit Fund I - Series 1 (the "Investment Limited Partnership") sold its Investment Limited Partner interest in Conneaut Limited to the Operating General Partner for his assumption of the outstanding mortgage balance of $1,147,562 and proceeds to the Investment Limited Partnership of $6,079. The Investment Limited Partnership proceeds actually represented a partial payment of reporting fees due to an affiliate of the Investment Limited Partnership and as such have not been recorded as proceeds from the sale of the Operating Partnership. Annual losses generated by the Operating Partnership which were applied against the Investment Limited Partnership's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the Investment Limited Partnership investment in the Operating Partnership to zero. Accordingly no gain or loss on the sale of the Investment Limited Partner Interest has been recorded.

In December 2004, Boston Capital Tax Credit Fund I - Series 1 (the "Investment Limited Partnership") sold its Investment Limited Partner interest in Geneva Limited to the Operating General Partner for his assumption of the outstanding mortgage balance of $1,163,436 and proceeds to the Investment Limited Partnership of $6,079. The Investment Limited Partnership proceeds actually represented a partial payment of reporting fees due to an affiliate of the Investment Limited Partnership and as such have not been recorded as proceeds from the sale of the Operating Partnership. Annual losses generated by the Operating Partnership which were applied against the Investment Limited Partnership's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the Investment Limited Partnership investment in the Operating Partnership to zero. Accordingly no gain or loss on the sale of the Investment Limited Partner Interest has been recorded.

Briarwood Apartments of Vero Beach (Briarwood Apartments) is a 45-unit property located in Vero Beach, FL. As a result of the hurricanes that passed through Florida in 2004, the property had sustained roof damage which resulted in drywall and carpet damage in five units. The five damaged units could not be rented and, as a result, occupancy was low in 2005, averaging 80%. The property operated below breakeven in 2005 due to reduced rental income resulting from the damaged units and concessions that were made to residents with damaged units. Management has utilized insurance proceeds and funds from reserves to repair one roof and the drywall in all five of the units. As of July 28, 2006, all five of the damaged units have been leased to qualified residents, and as of June 30, 2006 occupancy increased to 95%. There has been a disagreement on the extent of the roof damages between the Operating General Partner and the insurance company. The Operating General Partner has hired an attorney to negotiate with the insurance company. The insurance company has agreed to send an adjuster to the property to meet with the contractor to make an assessment by the end of May. If the insurance company does not agree to pay the full insurance settlement, the attorney will file a bad faith lawsuit against the insurance company. This disagreement has not yet been resolved, and the attorney for the Partnership is sending a demand letter giving the insurance company the option to either settle or go to court. Insurance costs for properties in this region of Florida have increased substantially due to three hurricanes that have hit the region in the last two years. Insurance costs for Briarwood are estimated to increase 67% in 2006. The Operating General Partner was granted a 10% rent increase effective January 1, 2006 and an additional 20% rent increase effective April 1, 2006 to assist in covering the increased insurance cost. The Operating General Partner of Briarwood Apartments of Vero Beach, Limited has entered into an agreement to sell the property to an entity affiliated with the current Operating General Partner. The transaction is anticipated to close in the fourth quarter of 2006. The sales price for Briarwood Apartments is $1,508,231, which includes the outstanding mortgage balance of approximately $1,438,231 and proceeds to the Investment Partnership of $35,000. Of the total Investment Partnership proceeds to be received, $12,580 will represent payment of outstanding reporting fees due to an affiliate of the Investment Partnership and the balance of $22,420 represents proceeds from the sale. Of the remaining proceeds, $7,500 is anticipated to be paid to BCAMLP for expenses incurred, which includes third party legal costs. The remaining proceeds of $14,920 will be returned to cash reserves held by Series 1. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the Investment Partnership. After all outstanding obligations of the Investment Partnership are satisfied; any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In March 2005, Boston Capital Tax Credit Fund I - Series 1 (the "Investment Limited Partnership") sold its interest in Inglewood Meadows, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,453,292 and proceeds to the Investment Limited Partnership of $58,132. Of the total Investment Limited Partnership proceeds received, $2,520 represented payment of outstanding reporting fees due to an affiliate of the Investment Limited Partnership. Of the remaining proceeds, the net distribution to investors in the amount of $17,807 was paid during the third quarter 2005. This represents a per BAC distribution of $.014. The total return to the investors is distributed based on the number of BACS held by each investor. The remaining proceeds of $37,805 were paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $9,683 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees; $28,122 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership which were applied against the Investment Limited Partnership's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $52,262 as of March 31, 2005. In the prior year ended, March 31, 2006, $3,350 of the sales proceeds were refunded to BCAMLP to pay accrued Asset Management Fees.

In March 2005, Boston Capital Tax Credit Fund I - Series 1 (the "Investment Limited Partnership") sold its interest in Wewahitchka, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of $697,966 and proceeds to the Investment Limited Partnership of $27,919. Of the

total Investment Limited Partnership proceeds received, $6,655 represented payment of outstanding reporting fees due to an affiliate of the Investment Limited Partnership. Of the remaining proceeds, the net distribution to investors in the amount of $3,520 was paid during the third quarter 2005. This represents a per BAC distribution of $.003. The total return to the investor is distributed based on the number of BACS held by each investor. The remaining proceeds of $17,744 were paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $9,683 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees; $8,061 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership which were applied against the Investment Limited Partnership's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $17,914 as of March 31, 2005. In the prior year ended, March 31, 2006, $3,350 of the sales proceeds were refunded to BCAMLP to pay accrued Asset Management Fees.

In March 2005, Boston Capital Tax Credit Fund I - Series 1 (the "Investment Limited Partnership") sold its interest in Woodland Terrace, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,453,292 and proceeds to the Investment Limited Partnership of $58,132. Of the total Investment Limited Partnership proceeds received, $13,860 represented payment of outstanding reporting fees due to an affiliate of the Investment Limited Partnership. Of the remaining proceeds, the net distribution to investors in the amount of $17,806 was paid during the third quarter 2005. This represents a per BAC distribution of $.014. The total return to the investor is distributed based on the number of BACS held by each investor. The remaining proceeds of $26,466 were paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $9,684 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees; $16,782 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership, which were applied against the Investment Limited Partnership's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $40,922 as of March 31, 2005. In the prior year ended, March 31, 2006, $3,350 of the sales proceeds were refunded to BCAMLP to pay accrued Asset Management Fees.

Series 2

As of June 30, 2006 and 2005, the average Qualified Occupancy for the series was 100%. The series had a total of six properties at June 30, 2006, all of which were at 100% Qualified Occupancy.

For the period ended June 30, 2006 and 2005, Series 2 reflects net loss from Operating Partnerships of $(27,054) and $(43,026), respectively, which includes depreciation and amortization of $105,776 and $104,522, respectively.

In December 2004, Boston Capital Tax Credit Fund I - Series 2 and Boston Capital Tax Credit Fund II - Series 14 (the "Investment Limited Partnership s") negotiated the sale of their interest in Haven Park Partners III to the Operating General Partner. The transaction closed in April of 2005 for the assumption of the outstanding mortgage balance of approximately $462,000 and proceeds to the Investment Limited Partnerships of $979,310 ($403,912 for Series 2 and $575,398 for Series 14). Of the total proceeds received, $608,547 represents a reimbursement of funds previously advanced to the Operating Partnership by affiliates of the Investment Limited Partnerships and $8,000 is for payment of reporting fees due to an affiliate of the Investment Limited Partnerships. Of the remaining proceeds, the net distribution to the investors in the amount of $253,710 ($170,746 for Series 2 and $82,963 for Series 14) was paid during the third quarter 2005. This represented a per BAC distribution of $.206 and $.015 for Series 2 and 14, respectively. The total returned to the investors was distributed based on the number of BACs held by each investor. The remaining proceeds of $109,053 are anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates. The breakdown of amounts expected to be paid to BCAMLP is as follows: $36,000 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees; and $73,053 for a partial payment of outstanding asset management fees due to BCAMLP. Accordingly, gains on the sale of the property were recorded by Series 2 and Series 14 of $242,269 and $102,984 respectively. The gain recorded represented the proceeds received by the Investment Limited Partnerships, net of their remaining investment balance, unreimbursed advances to the Operating Partnership and their share of the overhead and expense reimbursement.

In December 2004, Boston Capital Tax Credit Fund I - Series 2 and Boston Capital Tax Credit Fund II - Series 14 (the "Investment Limited Partnership s") negotiated the sale of their interest in Haven Park Partners IV to the Operating General Partner. The transaction closed in March of 2005 for the assumption of the outstanding mortgage balance of approximately $371,700 and estimated proceeds to the Investment Limited Partnerships of $780,579 ($298,038 for Series 2 and $482,541 for Series 14). Of the total proceeds received, $553,362 represents a reimbursement of funds previously advanced to the Operating Partnership by affiliates of the Investment Limited Partnerships and $4,000 is for payment of outstanding reporting fees due to an affiliate of the Investment Limited Partnership. Of the remaining proceeds, the net distribution to the investors in the amount of $156,660 ($117,495 for Series 2 and $39,165 for Series 14) was paid during the third quarter 2005. This represented a per BAC distribution of $.142 and $.007 for Series 2 and 14, respectively. The total returned to the investors is distributed based on the number of BACs held by each investor. The remaining proceeds of $66,557 are anticipated to be paid to BCAMLP for expenses related to the sale and partial reimbursement for amounts owed to affiliates. The breakdown of amounts expected to be paid to BCAMLP is as follows: $30,600 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees; and $35,957 for partial payment of outstanding Asset Management Fees due to BCAMLP. Accordingly, gains on the sale of the property were recorded by Series 2 and Series 14 of $128,407 and $57,026, respectively. The gains recorded represented the proceeds received by the Investment Limited Partnership, net of their remaining investment balance, unreimbursed advances to the Operating Partnership and their share of the overhead and expense reimbursement. In the prior year ended, March 31,2006, $14,073 and $8,910 for Series 2 and Series 14 respectively of the sales proceeds were refunded to BCAMLP to pay accrued asset management fees.

In March 2006, the Operating General Partner of Redondo Associates Limited entered into an agreement to sell the property and the transaction is anticipated to close in the third quarter 2006. The sales price for Redondo II Apartments is $2,367,830, which includes the outstanding mortgage balance of approximately $1,398,067 and proceeds to the Investment Partnership of $720,852. $7,500 is anticipated to be paid to BCAMLP for expenses incurred, which includes third party legal costs. The remaining proceeds from the sale of $713,352 will be returned to cash reserves held by BCTC Fund LP - Series 2. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the Investment Partnership. After all outstanding obligations of the Investment Partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

Series 3.

As of June 30, 2006 and 2005, the average Qualified Occupancy for the series was 100%. The series had a total of seventeen properties at June 30, 2006, all of which were at 100% Qualified Occupancy.

For the period ended June 30, 2006 and 2005, Series 3 reflects net loss from Operating Partnerships of $(135,770) and $(388,597), respectively, which includes depreciation and amortization of $266,247 and $299,406, respectively.

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

The Operating General Partner successfully minimized the need for funding, but the Investment General Partner was required to fund a total of $193,709 in 2003, 2004 and the first quarter 2005, including a final funding of $17,227 in January. The lease was turned back to Cincinnati YMCA, effective January 1, 2005. Annual losses generated by the Operating Partnership which were applied against the Investment Limited Partnership's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the Investment Limited Partnership investment in the Operating Partnership to zero. Accordingly, no gain or loss on the disposition of the Investment Limited Partner Interest has been recorded. A refund of the pro rated property and liability insurance premium will fund any remaining expenses, which will include the final audit and tax return. Any remaining funds from the refund will be returned to the Investment General Partner to repay the operating advances.

In an attempt to capitalize on the strong California real estate market, the Operating General Partner of California Investors VI (Orchard Park) entered into an agreement to sell the property and the transaction closed in June 2003. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. Sale proceeds due to Boston Capital Tax Credit Fund I-Series 3 and Boston Capital Tax Credit Fund III-Series 17 after repayment of advances made to the Operating Partnership were $453,144 and $31,790, respectively. Of the proceeds received, $352,768 and $24,748, for Series 3 and Series 17, respectively, was distributed to the investors in July 2004. This represented a per BAC distribution of $.122 and $.005 for Series 3 and 17, respectively. The total returned to the investors was distributed based on the number of BACs held by each investor at the time of the sale. The amounts for each series, while different in actual dollars, represent the same percentage of return to each Investment Partnership. The remaining proceeds total of $107,418 was paid to BCAMLP for fees and expenses related to the sale, and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $10,000 represents reimbursement of expenses incurred related to sale, which includes due diligence, legal and mailing costs; $50,000 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property; and $47,418 represents a partial payment of accrued asset management fees. Annual losses generated by the Operating Partnership, which were applied against the Investment Limited Partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the Investment Limited Partnership investment in the Operating Partnership to zero for Series 3 and $28,682 for Series 17. Accordingly, gains on the sale of the property were recorded by Series 3 and Series 17 of $406,422 and $3,109, respectively. The gains recorded represented the proceeds received by the Investment Limited Partnership, net of their remaining investment balance and their share of the overhead and expense reimbursement. In the prior year ended, March 31, 2006, $46,722 and $3,278 for Series 3 and Series 17 respectively of the sales proceeds were refunded to BCAMLP to pay accrued Asset Management Fees.

In an attempt to capitalize on the strong California real estate market the Operating General Partner of Hidden Cove Apartments (Hidden Cove) entered into an agreement to sell the property and the transaction closed in May 2003. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. Sale proceeds due to Boston Capital Tax Credit Fund I-Series

3 and Boston Capital Tax Credit Fund III-Series 15 were $1,572,368 and $136,352, respectively. The majority of the sale proceeds were received by the Investment Partnerships in May 2003, and the balance was received in September 2003. Of the proceeds received, $1,240,404 and $107,565, for Series 3 and Series 15, respectively, was distributed to the investors in July 2004. This represented a per BAC distributions of $.430 and $.028 for Series 3 and 15, respectively. The total returned to the investors was distributed based on the number of BACs held by each investor. The amounts for each series, while different in actual dollars, represent the same percentage of return to each Investment Partnership. The remaining proceeds total of $360,750 was paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $10,000 represents reimbursement of expenses incurred related to sale, which includes due diligence, legal and mailing costs; $50,000 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property; and $300,750 represents a partial payment of outstanding Asset Management Fees due to BCAMLP. At the time of the sale, the Operating General Partners retained some funds in an account in the name of the Operating Partnership to cover costs that would be incurred in the process of dissolving the Operating Partnership entity. These funds were not fully utilized and the Investment Limited Partnership share of the remaining funds was paid in April 2005. The totals received were $9,163 for Series 3 and $795 for Series 15. The amounts have been added to each Series available reserves and were recognized in the gain on the sale of the property as of March 31, 2005. Annual losses generated by the Operating Partnership, which were applied against the Investment Limited Partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the Investment Limited Partnership investment in the Operating Partnership to zero for Series 3 and $66,166 for Series 15. Accordingly, gains on the sale of the property were recorded by Series 3 and Series 15 of $1,535,521 and $28,992, respectively. The gains recorded represented the proceeds received by the Investment Limited Partnership, net of their remaining investment balance, unreimbursed advances to the Operating Partnership and their share of the overhead and expense reimbursement. In the prior year ended, March 31, 2006, $3,990 and $46,010 for Series 15 and Series 3 respectively of the sales proceeds were refunded to BCAMLP to pay accrued asset management fees.

In July 2004, the Investment General Partner sold its interest in Taylor Terrace for total proceeds to the Partnership of $37,836. The Investment General Partner has decided to forego collecting any fees or expense reimbursements associated with the sale and returned the entire proceeds received to the investors in September 2005. The amount distributed to the investors is $.01 per BAC. Annual losses generated by the Operating Partnership, which were applied against the Investment Limited Partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the Investment Limited Partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Investment Limited Partner Interest of $37,836 was realized in the quarter ended September 30, 2004.

In the summer of 2004, the Partnership entered into a Purchase Agreement to sell Rainbow Housing. The sale closed in March 2005. After repayment of the outstanding mortgage balance of approximately $1,961,599, the proceeds to the Investment Limited Partnership were $308,219. Of the total Investment Limited Partnership proceeds received, $70,000 represented payment of outstanding reporting fees due to an affiliate of the Investment Limited Partnership. Of the remaining proceeds, the net distribution to investors in the amount of $90,877 was paid in September 2005. This represents a per BAC distribution of $.032. The total return to the investor is distributed based on the number of BACs held by each investor. The remaining proceeds of $147,340 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $34,000 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees; and $113,340 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership, which were applied against the Investment Limited Partnership's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $213,217 as of March 31, 2005. In the prior year ended, March 31, 2006, $25,000 of the sales proceeds were refunded to BCAMLP to pay accrued Asset Management Fees.

In 2003, American Affordable Housing II and BCTC Fund I - Series 3 (the "Investment Limited Partnerships") negotiated the sale of their Investment

Limited Partner interest in Paige Hall, a Minnesota Limited Partnership, to the Operating General Partner for the assumption of the outstanding mortgage balance of approximately $2,591,339 and proceeds to the Investment Limited Partnerships of $150,000. The sale closed on December 19, 2005. Of the total proceeds, $20,000 is for the payment of outstanding reporting fees, and $130,000 will be proceeds for the sale of the Investment Limited Partnerships' interest. In the most recent 10-Q filed for the quarter ended December 31, 2005, it was estimated that of the total proceeds, $27,753 and $22,247, for AAH II and Series 3, respectively, would be distributed to the investors.

This represented a per unit distribution of $9.987 for AAH II and a per BAC distribution of $.008 for Series 3. The total return to the investors would have been distributed based on the number of Units and BACs held by each investor. The remaining proceeds of $80,000 were paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $10,000 represents the reimbursement of expenses incurred in connection with the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees; and $70,000 represents payment of outstanding asset management fees due to BCAMLP. It has now been decided that the reimbursement related to the disposition of $27,753 and $22,247, for AAH II and Series 3, respectively, will not be paid, and that these amounts originally anticipated to be returned to Investors will be added back to the Investment Limited Partners' respective working capital reserves due to the fact that the Prospectus of the Fund requires that the proceeds be utilized in this manner. The monies returned to working capital reserves will be available to pay obligations of the Investment Limited Partnership. Annual losses generated by the Operating Partnership, which were applied against the Investment Limited Partnerships' investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the Investment Limited Partnerships' investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Investment Limited Partner interest of $66,607 and $53,393 for AAH II and Series 3, respectively, was realized in the quarter ended December 31, 2005.

In July 2004, Boston Capital Tax Credit Fund I - Series 3 sold the Investment Limited Partner interest in Pedcor Investments 1988-IV, (Mann Village Apartments) to the Operating General Partner for his assumption of the outstanding mortgage balance of $4,967,272 and proceeds to the Investment Limited Partnership of $320,000. Of the total received, $99,000 was for payment of outstanding reporting fees due to an affiliate of the Investment Partnership, and $221,000 was proceeds from the sale of the interest. Of the remaining proceeds, the net distribution to investors in the amount of $85,000 was paid in September 2005. This represents a per BAC distribution of $.030. The total returned to the investors is distributed based on the number of BACs held by each investor. The remaining balance of $134,000 was paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $15,700 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees; and $118,300 represents a partial payment of outstanding asset management fees due to BCAMLP. Annual losses generated by the Operating Partnership, which were applied against the Investment Limited Partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the Investment Limited Partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Investment Limited Partner interest of $217,800 was realized in the quarter ended December 31, 2004. The gain recorded represented the proceeds received by the Investment Limited Partnership, net of the remaining investment balance and the overhead and expense reimbursement. In the prior year ended, March 31, 2006, $3,200 of the sales proceeds were refunded to BCAMLP to pay accrued Asset Management Fees.

In November 2004, Boston Capital Tax Credit Fund I - Series 3 (the "Investment Limited Partnership") sold its Investment Limited Partnership interest in 128 Park Street Limited Partnership to the Operating General Partner for his assumption of the outstanding mortgage balance of $965,805 and proceeds to the Investment Limited Partnership of $1. The Investment Limited Partnership proceeds actually represented a partial payment of outstanding reporting fees due to an affiliate of the Investment Limited Partnership and as such have not been recorded as proceeds from the sale of the Operating Partnership. Annual losses generated by the Operating Partnership which were applied against the Investment Limited Partnership's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the Investment Limited Partnership investment in the Operating Partnership to zero. Accordingly, no gain or loss on the sale of the Investment Limited Partner Interest has been recorded.

In March 2005, Boston Capital Tax Credit Fund I - Series 3 (the "Investment Limited Partnership") sold its interest in Carriage Gate of Palatka, Ltd., to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,441,070 and proceeds to the Investment Limited Partnership of $57,643. Of the total Investment Limited Partnership proceeds received, $10,500 represented payment of outstanding reporting fees due to an affiliate of the Investment Limited Partnership. Of the remaining proceeds the net distribution to investors in the amount of $21,389 was paid in September 2005. This represents a per BAC distribution of $.007. The total return to the investor is distributed based on the number of BACS held by each investor. The remaining proceeds of $25,754 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $9,150 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees $16,604 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership, which were applied against the Investment Limited Partnership's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $43,793 as of March 31, 2005. In the prior year ended, March 31, 2006, $3,350 of the sales proceeds were refunded to BCAMLP to pay accrued Asset Management Fees.

In March 2005, Boston Capital Tax Credit Fund I - Series 3 (the "Investment Limited Partnership") sold its interest in Colony Court RRH, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,463,570 and proceeds to the Investment Limited Partnership of $58,543. Of the total Investment Limited Partnership proceeds received, the net distribution to the investors in the amount of $21,865 was paid in September 2005. This represents a per BAC distribution of $.008. The total return to the investors is distributed based on the number of BACS held by each investor. The remaining proceeds of $36,678 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $9,150 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees; and $27,528 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership, which were applied against the Investment Limited Partnership's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $55,193 as of March 31, 2005. In the prior year ended, March 31, 2006, $3,350 of the sales proceeds were refunded to BCAMLP to pay accrued asset management fees.

In March 2005, Boston Capital Tax Credit Fund I - Series 3 (the "Investment Limited Partnership") sold its interest in Lake Park, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,111,081 and proceeds to the Investment Limited Partnership of $44,443. Of the total Investment Limited Partnership proceeds received, the net distribution to investors in the amount of $14,395 was paid in September 2005. This represents a per BAC distribution of $.005. The total return to the investor is distributed based on the number of BACS held by each investor. The remaining proceeds of $30,048 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $9,150 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees; and $20,898 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership, which were applied against the Investment Limited Partnership's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $41,093 as of March 31, 2005. In the prior year ended, March 31, 2006, $3,350 of the sales proceeds were refunded to BCAMLP to pay accrued asset management fees.

In March 2005, Boston Capital Tax Credit Fund I - Series 3 (the "Investment Limited Partnership") sold its interest in Orangewood Villas, Ltd., to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,441,078 and proceeds to the Investment Limited Partnership of $57,643. Of the total Investment Limited Partnership proceeds received, $4,012 represented payment of outstanding reporting fees due to an affiliate of the Investment Limited Partnership. Of the remaining proceeds, the net distribution to investors in the amount of $21,389 was paid in September 2005. This represents a per BAC distribution of $.007. The total return to the investor is distributed based on the number of BACs held by each investor. The remaining proceeds of $32,242 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $9,150 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees; and $23,092 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership, which were applied against the Investment Limited Partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $50,281 as of March 31, 2005. In the prior year ended, March 31, 2006, $3,350 of the sales proceeds were refunded to BCAMLP to pay accrued asset management fees.

In March 2005, Boston Capital Tax Credit Fund I - Series 3 (the "Investment Limited Partnership") sold its interest in Vidalia, Ltd., to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,454,975 and proceeds to the Investment Limited Partnership of $58,199. Of the total Investment Limited Partnership proceeds received, $8,162 represented payment of outstanding reporting fees due to an affiliate of the Investment Limited Partnership. Of the remaining proceeds, the net distribution to investors in the amount of $21,683 was paid in September 2005. This represents a per BAC distribution of $.008. The total return to the investors was distributed based on the number of BACs held by each investor. The remaining proceeds of $28,354 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $9,150 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees; and $19,204 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership, which were applied against the Investment Limited Partnership's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $46,687 as of March 31, 2005. In the prior year ended, March 31, 2006, $3,350 of the sales proceeds were refunded to BCAMLP to pay accrued asset management fees.

In January 2005, Boston Capital Tax Credit Fund I - Series 3 and Series 4 and Boston Capital Tax Credit Fund II - Series 7 (the "Investment Limited Partnership") sold its Investment Limited Partner interest in Bowditch School L.P. to the Operating General Partner for his assumption of the outstanding mortgage balance of $3,053,108 and proceeds to the Investment Limited Partnership of $1. The Investment Limited Partnership proceeds actually represented a partial payment of reporting fees due to an affiliate of the Investment Limited Partnership and have not been recorded as proceeds from the sale of the Operating Partnership. Annual losses generated by the Operating Partnership which were applied against the Investment Limited Partnership's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the Investment Limited Partnership investment in the Operating Partnership to zero. Accordingly, no gain or loss on the sale of the Investment Limited Partner interest has been recorded.

In January 2006, the Operating General Partner of Queens Court Limited Partnership entered into an agreement to sell the property and the transaction closed on April 6, 2006. The net proceeds from the sale of the property were $858,680 from which the Partnership repaid the Operating General Partner for amounts previously advanced to the Partnership, which totaled $599,961. The Investment Limited Partner received proceeds of $249,250. Of the total Investment Partnership proceeds received, $9,000 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs and $4,250 represents reporting fees due to an affiliate of the Investment Partnership, and the balance of $236,000 represents proceeds from the sale. The remaining proceeds from the sale of $236,000 will be returned to cash reserves held by BCTC Fund LP - Series 3. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the Investment Partnership. After all outstanding obligations of the Investment Partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership which were applied against the Investment Limited Partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the Investment Limited Partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $236,000 as of April 30, 2006.

Series 4

As of June 30, 2006 and 2005, the average Qualified Occupancy for the series was 100%. The series had a total of nine properties at June 30, 2006, all of which were at 100% Qualified Occupancy.

For the period ended June 30, 2006 and 2005, Series 4 reflects net loss from Operating Partnerships of $(225,399) and $(400,063), respectively, which includes depreciation and amortization of $195,073 and $352,177, respectively.

Central Parkway Towers (Central Parkway Towers LP) ended compliance on December 31, 2004 and the property was closed. The City of Cincinnati had canceled support programs, and the property's overall financial position deteriorated significantly because of the dwindling occupancy. The Operating

General Partner and the Investment General Partner stabilized the property to the best of their abilities and reached the end of the compliance period, avoiding the recapture of the tax credits. The Operating General Partner successfully minimized the need for funding, but the Investment General Partner was required to fund a total of $193,709 in 2003, 2004 and the first quarter 2005, including a final funding of $17,227 in January. The lease was turned back to Cincinnati YMCA, effective January 1, 2005. Annual losses generated by the Operating Partnership, which were applied against the Investment Limited Partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the Investment Limited Partnership investment in the Operating Partnership to zero. Accordingly, no gain or loss on the disposition of the Investment Limited Partner Interest has been recorded. A refund of the pro rated property and liability insurance premium will fund any remaining expenses, which will include the final audit and tax return. Any remaining funds from the refund will be returned to the Investment General Partner to repay the operating advances.

In February 2004, Boston Capital Tax Credit Fund I - Series 4 and Boston Capital Tax Credit Fund II-Series 14 negotiated a transfer of their Investment Limited Partner interest in Haven Park Partners II, A California LP (Glenhaven Park II) to the Operating General Partner for his assumption of the outstanding mortgage balance of $466,593 and proceeds to the Investment Limited Partnership of $715,000. Of the total received, $4,500 was for payment of outstanding reporting fees due to an affiliate of the Investment Partnership, and $710,500 was proceeds from the sale of the interest. Of the sale proceeds received, $504,941 was utilized to repay subordinated loans that had been made by the Investment Partnership to the Operating Partnership. The remaining sale proceeds were $26,374 and $179,185, for Series 4 and Series 14, respectively. Of the proceeds remaining, $5,793 and $39,360, for Series 4 and Series 14, respectively, was distributed to the investors in September 2005. This represents a per BAC distribution of $.002 and $.007, for Series 4 and Series 14, respectively. The total returned to the investors is distributed based on the number of BACs held by each investor. The remaining balance of $160,406 was paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $30,450 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees; and $129,956 represents a partial payment of outstanding Asset Management Fees due to BCAMLP. Annual losses generated by the Operating Partnership, which were applied against the Investment Limited Partnership's investment in the Operating Partnership, in accordance with the equity method of accounting, had previously reduced the Investment Limited Partnerships investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Investment Limited Partner interest of $18,137 and $179,185 for Series 4 and Series 14, respectively, was realized in the quarter ended March 31, 2004. In the prior year ended, March 31, 2006, $2,752 and $18,698 for Series 4 and Series 14 respectively of the sales proceeds were refunded to BCAMLP to pay accrued Asset Management Fees.

In February 2004, Boston Capital Tax Credit Fund I - Series 4 negotiated a sale of its Investment Limited Partner interest in Van Dyck Estates XVI-A, A California LP (Van Dyck Estates XVI-A) to the Operating General Partner for his assumption of the outstanding mortgage balance of $586,229 and proceeds to the Investment Limited Partnership of $515,000. Of the total received, $7,500 was for payment of outstanding reporting fees due to an affiliate of the Investment Partnership, and $507,500 was proceeds from the sale of the interest. Of the sale proceeds received, $360,564 was utilized to repay subordinated loans that had been made by the Investment Partnership to the Operating Partnership. The remaining sale proceeds totaled $146,936. Of the proceeds remaining, $56,815 was distributed to the investors in September 2005. This represents a per BAC distribution of $.02. The total returned to the investors was distributed based on the number of BACs held by each investor. The remaining balance of $90,121 is anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $24,450 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees; and $65,671 represents a partial payment of outstanding Asset Management Fees due to BCAMLP. Annual losses generated by the Operating Partnership, which were applied against the Investment Limited Partnership's investment in the Operating Partnership and the subordinated loans to the Operating Partnership, in accordance with the equity method of accounting, had previously reduced the Investment Limited Partnership investment in the Operating Partnership to zero and partially offset the loan balance. Accordingly, a gain on the sale of the Investment Limited Partner Interest of $161,775 was realized in the quarter ended March 31, 2004. In the prior year ended, March 31, 2006, $15,450 of the sales proceeds were refunded to BCAMLP to pay accrued Asset Management Fees.

In April 2006, Boston Capital Tax Credit Fund - Series 4 and 6 sold the Investment Limited Partner interest in Auburn Trace, Limited to the Operating General Partner for his assumption of the outstanding mortgage balance of $10,693,881 and proceeds to Series 4 and Series 6 of $2,016,700 and $1,333,300, respectively. Of the proceeds received, $82,500 represent reporting fees due to an affiliate of the Investment Partnership and $109,500 was paid to an affiliate of the Investment Partnership, BCAMLP, for expenses related to the sale, which include third party brokerage commission and legal costs. The remaining proceeds of $1,901,116 (Series 4) and $1,256,884 (Series 6) will be deposited into the reserve account, respectively. The monies held in reserve will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of Series 4 and 6, respectively. Annual losses generated by the Operating Partnership, which were applied against the Investment Limited Partnership's investment in the Operating Partnership, in accordance with the equity method of accounting, had previously reduced the Investment Limited Partnerships investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Investment Limited Partner interest of $1,901,116 and $1,256,884 for Series 4 and Series 6, respectively, was realized in the quarter ended June 30, 2006.

In October 2004, while attempting to capitalize on the strong California real estate market, the Operating General Partner of Rosenberg Building Associates (Rosenberg Apartments) entered into an agreement to sell the property and the transaction closed in the first quarter of 2005. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. After repayment of the outstanding mortgage balance of approximately $1,699,801, and payments of outstanding fees due to the Managing and Operating General Partners of $61,748 and $173,500 respectively, proceeds to the Investment Limited Partners were $1,508,640. Of the Investment Limited Partner proceeds received: $120,086 represents re-payment of outstanding loans made to the Operating Partnership; and $76,251 represents payment of outstanding investor service fees. The remaining proceeds of $1,312,303 were paid to the Investment Limited Partnerships, BCTC I Series 4 and Series 6 and BCTC II Series 7 and Series 14, in accordance with their contributions to the Operating Partnership and the terms of the Operating Partnership agreement. The amount paid to each Series is as follows: Series 4 $138,130, Series 6 $91,034, Series 7 $318,139 and Series 14 $765,000. Series 4, Series 6, Series 7 and Series 14 will use $43,705, $28,804, $100,661 and $233,948, respectively, of their proceeds to pay outstanding asset management fees due to an affiliate of the Investment Partnership. In August 2005 additional sale proceeds of $59,929 were received and were allocated to Series 4, Series 6, and Series 7 as follows: $15,125 to Series 4, $9,968 to Series 6, and $34,836 to Series 7. Of the initial and additional sales proceeds, it is estimated that approximately $109,550, $66,725, $233,186 and $490,795, for Series 4,

Series 6, Series 7, and Series 14, respectively, will be distributed to the investors, or used to pay non-resident tax withholdings requirements of the State of California. Provided that this is the actual amount distributed, the investor per BAC distribution will be $.037, $.051, $.225, and $.090, for Series 4, Series 6, Series 7, and Series 14, respectively. The remaining amount of $64,888 will be retained by the Investment Limited Partner to improve their reserve balances this amount is allocated to Series 6, Series 7, and Series 14 as follows: $5,473 to Series 6, $19,127 to Series 7, and $40,288 to Series 47. A gain/(loss) on the sale of the Investment Limited Partner Interest of ($645,692), ($348,936), $318,139, and $288,349, for Series 4, Series 6, Series 7, and Series 14, respectively, was realized in the quarter ended March 31, 2005. An additional gain on the sale of the Investment Limited Partner Interest of $15,125, $9,968, and $34,836, for Series 4, Series 6, and Series 7, respectively, was realized in the quarter ended September 30, 2005. The gain/(loss) recorded represented the proceeds received by the Investment Limited Partnership, net of their remaining investment balance and their share of the overhead and expense reimbursement.

In fiscal year 2004, Series 4 sold its Investment Partnership interest in Sunneyview II (Stoneridge Hill II) for total proceeds to the Investment Partnership of $212,000. Of the sale proceeds, $175,000 was collected in August 2003 and the balance was collected in October 2003. Of the proceeds received, $120,000 was distributed to the investors in July 2004, representing a per BAC distribution of $.040. The total returned to the investors was distributed based on the number of BACs held by each investor at the time of the sale. The remaining proceeds total of $92,000 was paid to BCAMLP for fees and expenses related to the sale and partial repayment of accrued asset management fees. The breakdown of the amount to be paid to BCAMLP is as follows: $10,000 represents reimbursement of expenses incurred related to sale, which includes due diligence, legal and mailing costs; $20,000 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property; and $62,000 is to pay down outstanding accrued asset management fees. Annual losses generated by the Operating Partnership, which were applied against the Investment Limited Partnership's investment in the Operating Partnership and the subordinated loans to the Operating Partnership, in accordance with the equity method of accounting, had previously reduced the Investment Limited Partnership investment in the Operating Partnership to zero and partially offset the loan balance. Accordingly, a gain on the sale of the Investment Limited Partner Interest of $212,000 was realized in the year ended March 31, 2004. In the current fiscal year ended March 2006, it was determined that a portion of the gain reported in the prior fiscal year, in the amount of $20,000, was attributable to the overhead and expense reimbursement associated with the sale of the property. A reduction in the gain on sale of property as of December 31, 2004 was recorded to correct the gain previously reported. In the prior year ended, March 31, 2006, $20,000 of the sales proceeds were refunded to BCAMLP to pay accrued asset management fees.

In January 2004, Boston Capital Tax Credit Fund I - Series 4 negotiated a sale of its Investment Limited Partner interest in Fuller Homes Limited Partnership (Fuller Townhomes) for total proceeds to the Investment Partnership of $40,909. Of the total proceeds received $11,000 will be utilized to repay subordinated loans that had been made by BCAMLP and $16,500 represents payment of outstanding asset management fees. The remaining proceeds of $13,409 is anticipated to be paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $9,409 represents partial reimbursement for outstanding advance; and $4,000 represents reimbursement for expenses incurred related to the sale, which includes legal and mailing costs. Annual losses generated by the Operating Partnership, which were applied against the Investment Limited Partnership's investment in the Operating Partnership, in accordance with the equity method of accounting, had previously reduced the Investment Limited Partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Investment Limited Partner Interest of $40,909 was realized in the quarter ended March 31, 2004.

In January 2004, Boston Capital Tax Credit Fund I - Series 4 negotiated a sale of its Investment Limited Partner interest in Montana Avenue Townhomes Limited Partnership (Montana Avenue Townhomes) for total proceeds to the Investment Partnership of $59,091. Of the total proceeds received, $20,625 represents payment of outstanding asset management fees. The remaining proceeds of $38,466 are anticipated to be paid to BCAMLP for expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $34,466 represents partial reimbursement for outstanding advances; and $4,000 represents reimbursement for expenses incurred related to the sale, which includes and mailing costs. Annual losses generated by the Operating Partnership, which were applied against the Investment Limited Partnership's investment in the Operating Partnership, in accordance with the equity method of accounting, had previously reduced the Investment Limited Partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Investment Limited Partner interest of $59,091 was realized in the quarter ended March 31, 2004.

In March 2004, Boston Capital Tax Credit Fund I - Series 4 negotiated a sale of its Investment Limited Partner interest in Topeka Residential Fund Three L.P. (Highland Village Duplexes) to the Operating General Partner for total proceeds to the Investment Limited Partnership of $14,500. Of the total received $2,000 actually was for payment of an outstanding reporting fees and $12,500 was proceeds from the sale of the interest. Of the total proceeds $4,000 was paid to BCAMLP for fees and expenses related to the sale. Of the proceeds received $8,500 was distributed to the investors in September 2005. This represents a per BAC distribution of $.003. Annual losses generated by the Operating Partnership, which were applied against the Investment Limited Partnership's investment in the Operating Partnership, in accordance with the equity method of accounting, had previously reduced the Investment Limited Partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Investment Limited Partner Interest of $12,500 was realized in the quarter ended March 31, 2004.

Clearview Apartments, LP, (Clear View Apartments) is a 24-unit deal located in Monte Vista, Colorado. Average physical occupancy for 2005 was 83%. Despite low occupancy for the year, the property was still able to operate above breakeven due to low operating expenses. The average occupancy for first quarter 2006 dropped to 81%. In the second quarter physical occupancy dropped to 80%. The property suffers from the lack of a qualified applicant pool and insufficient rental assistance. As part of marketing efforts, to stabilize and increase occupancy, on site management maintains close contact with the local housing authority. Additionally, the property is being advertised in local newspapers and flyers are being distributed in local diners and community centers. The Operating General Partner was unsuccessful in its attempt to obtain additional rental assistance from the local housing authority (Rural Development). The property continues to meet current obligations. The tax credit period for this development expired in December 2004 with no extended use provisions. The property has adjusted the rents to reflect the change in program participation but is still subjected to Rural Development loan restrictions. In late 2005 the Investment Limited Partner initiated the negotiation process with the Operating General Partner to purchase the property. The Operating General Partner is reviewing the offer.

Pedcor Investments 1988-VI, Limited Partnership (Thompson Village) is a 240-unit property located in Indianapolis, Indiana. Average occupancy through year-end was 89% and the property is operating above breakeven. In December 2004, the Investment Partnership entered into an Assignment and Assumption Agreement of Partnership Interest to transfer its interest in the Operating Partnership to the Operating General Partner. The sale of the Investment Limited Partnership's interest occurred in the first quarter of 2005. After repayment of the outstanding mortgage balance of approximately $5,235,047 the proceeds to the Investment Limited Partnership were $10, with a net distribution to the investors of zero. The proceeds of $10 are anticipated to be paid to affiliated entities of BCAMLP for reimbursement for costs incurred during the investment period. Accordingly, a loss on the transfer of the Investment Limited Partnership of ($52,832) representing the proceeds received by the Investment Limited Partnership, net of their remaining investment balance was recorded in the quarter ended March 31, 2005.

In February 2005, Landmark, Limited (the "Partnership") executed an Option Agreement (the "Agreement") to sell the property to an entity affiliated with the current Operating General Partner, but not the Investment Limited Partner, for $4,100,000. In June 2005, the Agreement was modified and the price increased to $4,379,300. The sale closed on November 1, 2005. The total proceeds received by the Investment Limited Partnership after the payment of the outstanding mortgage balance and other liabilities of the Partnership, including payments of the amounts due to the Operating General Partner of $3,156,951, was $1,222,349. Of the net proceeds received $810,217 will be distributed to the investors. The total returned to the investors will be distributed based on the number of BACs held by each investor. The investor per BAC distribution is expected to be $.27. The remaining proceeds of $357,133 will be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $55,706 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees; and $265,427 represents partial reimbursement for advances and outstanding asset management fees; and $36,000 represents reporting fees owed to BCAMLP. Proceeds from the sale of the asset of $54,999 will be returned to cash reserves held by BCTC Fund -Series 4. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the Investment Partnership. After all outstanding obligations of the Investment Partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the Investment Limited Partnership's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $1,130,643 as of December 2005.

Shockoe Hill Associates II, LP, (Shockoe Hill II) is a 64-apartment historical-rehab property for seniors located in Richmond, VA. The property consists of one building. The 15-year tax credit compliance period ended in 2004. Late in 2004, the Operating General Partner notified the Investment General Partner that six LIHTC apartments were taken off-line due to structural damage caused by termite activity. At the time, occupancy was already low due to ongoing physical issues at the property. After funding over $100,000 to structurally stabilize a portion of the building, the Operating General Partner lacked the funds to continue to address these issues. As a result, the Operating General Partner began to explore the HUD Mark to Market program in an attempt to obtain debt relief. The current amount of the mortgage outstanding is over $1.7 million. An appraisal conducted in October 2005 estimated the value of Shockoe Hill II to be between $1.14 and $1.22 million as improved. In the initial stages of the analysis, the Operating General Partner determined that there was $1,013,313 in required physical repairs including a $500,000 contingency for termite damage of which the extent had not yet been determined. A rental comparability analysis was conducted in April 2005 which determined that market rent for the Richmond area is $350 a month. This is less than the current $468 a month rent at Shockoe Hill making them eligible for a mark to market. The Operating General Partner submitted its findings to HUD in December 2005 and expects to be notified of their eligibility soon. In the meantime, a March 2006 engineering survey determined that the damage is more extensive than previously thought. The Operating General Partner now estimates total repairs to cost closer to $2 million and has lost confidence that the mark to market will generate enough in funding to complete repairs. The Operating General Partner also explored re-syndication to generate funding for repairs. Because of the status of the property as a Section 8 moderate rehab, HUD regulations require forfeiture of the Housing Assistance Payment contract in the event of re-syndication. The Operating General Partner explained that the property could not be supported without this subsidy. The Operating General Partner also explored selling its interests to a non-profit. The Operating General Partner hoped to find a non-profit with a good relationship with Virginia Housing Development Authority that may be able to negotiate a new Housing Assistance Payment contract. To date, no progress has been made by the Operating General Partner or the Investment General Partner in finding a non-profit that would be willing to take over the project. There is currently no firm timeframe for the completion of repairs and the return to service of the damaged apartments because of a lack of funds. The Operating General Partner has funded large deficits to date and does not plan on paying for the required repairs. As a final assessment of potential value or alternate use for the property, the Investment General Partner sent a consultant to Richmond in April 2006 to conduct an analysis of Shockoe Hill II. It was determined that there was little value in Shockoe Hill II to the Partnership beyond the mortgage balance. As a result of the large debt and the Operating General Partner funding to date, the consultant recommended that the Investment Limited Partner transfer its interest in the property to the Operating General Partner at no cost. The Operating General Partner agreed in principle to take over full ownership of Shockoe Hill II. The Investment General Partner is working with the Operating General Partner and attorneys on drafting the required documentation for the transfer of the Investment Limited Partnership interest.

In March 2005, Boston Capital Tax Credit Fund I - Series 4 (the "Investment Limited Partnership") sold its interest in Greenwood Terrace, Ltd., to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,055,120 and proceeds to the Investment Limited Partnership of $42,205. Of the total Investment Limited Partnership proceeds received, $5,885 represented payment of outstanding reporting fees due to an affiliate of the Investment Limited Partnership. Of the remaining proceeds, the net distribution in the amount of $20,000 was paid in September 2005. This represents a per BAC distribution of $.007. The total return to the investor was distributed based on the number of BACS held by each investor. The remaining proceeds of $16,320 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $10,350 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees; and $5,970 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership which were applied against the Investment Limited Partnership's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $32,970 as of March 31, 2005. In the prior year ended, March 31, 2006, $3,350 of the sales proceeds were refunded to BCAMLP to pay accrued asset management fees.

In March 2005, Boston Capital Tax Credit Fund I - Series 4 (the "Investment Limited Partnership") sold its interest in Monticello, Ltd., to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,080,904 and proceeds to the Investment Limited Partnership of $43,236. Of the total Investment Limited Partnership proceeds received, the net distribution to investors in the amount of $20,741 was paid in September 2005. This represents a per BAC distribution of $.007. The total return to the investors was distributed based on the number of BACs held by each investor. The remaining proceeds of $22,495 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $10,350 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees; and $12,145 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership, which were applied against the Investment Limited Partnership's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $39,886 as of March 31, 2005. In the prior year ended, March 31, 2006, $3,350 of the sales proceeds were refunded to BCAMLP to pay accrued Asset Management Fees.

In January 2005, Boston Capital Tax Credit Fund I - Series 3 and Series 4 and Boston Capital Tax Credit Fund II - Series 7 (the "Investment Limited Partnership") sold its Investment Limited Partner interest in Bowditch School

LP to the Operating General Partner for his assumption of the outstanding mortgage balance of $3,053,108 and proceeds to the Investment Limited Partnership of $1. The Investment Limited Partnership proceeds actually represented a partial payment of outstanding reporting fees due to an affiliate of the Investment Limited Partnership and have not been recorded as proceeds from the sale of the Operating Partnership. Annual losses generated by the Operating Partnership which were applied against the Investment Limited Partnership's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the Investment Limited Partnership investment in the Operating Partnership to zero. Accordingly, no gain or loss on the sale of the Investment Limited Partner Interest has been recorded.

New Grand Hotel Associates Limited Partnership (New Grand Apartments) is an 80-unit Historic Rehab property located in Salt Lake City, Utah. The property underwent a substantial rehab for use as low-income residential housing pursuant to the HUD Section 8 Moderate Rehabilitation Program. The property had been operating under a 15 year Housing Assistance Payment contract providing rental subsidies. In April 2005 the Housing Assistance Payment contract expired, and was subsequently renewed for an additional one-year term. The renewal came with a reduction in rental rates of $53 per unit, resulting in an annual loss of income of approximately $51,000. As a result, the property has not been able to generate cash and is currently in default of the mortgage. The current contract, effective May 1, 2006, calls for an increase in rents of $29 per unit per month, still not sufficient for the property to breakeven. The property is also experiencing a structural issue in the basement vault space. The basement houses a commercial tenant, the Manhattan Club. Severe deterioration of an exposed support beam below the sidewalk in the vault space has occurred due to water penetration from the public sidewalk. Temporary shoring in the area of the beam was completed while a viable long-term solution is considered. In April, a piece of the ceiling collapsed in a storage room in the vault space. As a result of this, a structural engineer was engaged to expose more areas of the ceiling in order to provide a more extensive analysis of any additional areas of concern. As a result of this additional inspection, it was determined that in addition to the deterioration of beams and columns, there is some mold that appears to be related to the water infiltration into the basement areas that are located under the public sidewalks (vault spaces). A repair plan is now being developed to address these issues. The structural issues are limited to the basement vault space and have not impacted the residential units in any way. Given the existing cash shortfalls, as a result of the decrease in rental income, and the expected cost of analysis and repairs in the basement, the Operating General Partner has determined that cash flow will be applied first to the completion of any required repairs, with the balance applied to the mortgage. Debt service payments to the lender are currently six months in arrears. There is significant potential that the lender will initiate foreclosure proceedings against the Operating Partnership, however to date, the lender has not issued a formal default letter. The Investment General Partner will continue to monitor this situation.

In November 2005, the Investment Partnership sold its interest in Armory Square LP to the Operating General Partner for his assumption of the outstanding mortgage balance of $1,891,975 and cash proceeds to the Investment Partnership of $60,000. Of the total Investment Partnership proceeds received, $31,000 represented payment of outstanding reporting fees due to an affiliate of the Investment Partnership. The remaining proceeds of $29,000 were paid to BCAMLP or other related entities for expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $20,000 represented reimbursement for third party consulting fees and $9,000 represented reimbursement for expenses incurred related to the sale, which included legal fees. Annual losses generated by the Operating Partnership which were applied against the Investment Limited Partnership's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the Investment Limited Partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $31,000 as of September 30, 2005.

Series 5

As of June 30, 2006 and 2005, the average Qualified Occupancy for the series was 100%. The series had a total of four properties at June 30, 2006, all of which were at 100% Qualified Occupancy.

For the period ended June 30, 2006 and 2005, Series 5 reflects net loss from Operating Partnerships of $(4,454) and $(1,696), respectively, which includes depreciation and amortization of $58,091 and $57,386, respectively.

In February 2004, Boston Capital Tax Credit Fund I - Series 5 and Boston Capital Tax Credit Fund II - Series 14 negotiated a sale of their Investment Limited Partner interests in Glenhaven Park Partners (Glenhaven Estates) to the Operating General Partner. After repayment of the outstanding mortgage balance of approximately $43,040, the proceeds to the Investment Limited Partnerships were $28,760. Of the proceeds, $6,000 was for payment of outstanding reporting fees and $22,760 was proceeds from the sale of the interests. The total sale proceeds received were used to repay subordinated loans that had been made by Boston Capital Tax Credit Fund II-Series 14. Total outstanding subordinated loans and advances made by Series 5 and Series 14 exceeded the repayment by $10,742 and $156,940 for Series 5 and Series 14, respectively. The unpaid loans and advances were written off and included in the loss on the sale of the Operating Partnership for Series 5 and Series 14 as of March 31, 2004. Annual losses generated by the Operating Partnership which were applied against the Investment Limited Partnership's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the Investment Limited Partnership investment in the Operating Partnership to zero. Accordingly, the unpaid loans and advances were written off and included in the loss on the sale of the Operating Partnership for Series 5 and Series 14 as of March 31, 2004.

Series 6

As of June 30, 2006 and 2005, the average Qualified Occupancy for the series was 100%. The series had a total of eight properties at June 30, 2006, all of which were at 100% Qualified Occupancy.

For the period ended June 30, 2006 and 2005, Series 6 reflects net loss from Operating Partnerships of $(78,337) and $(70,499), respectively, which includes depreciation and amortization of $137,487 and $202,714, respectively.

In January of 2005, Boston Capital Tax Credit Fund I - Series 6 (the "Investment Limited Partnership") sold its interest in Sherburne Senior Housing to the Operating General Partner for his assumption of the outstanding mortgage balance of $1,280,504 and proceeds of $17,301. Of this amount, the net distribution to the investors will be approximately $10,000. This represents a per BAC distribution of $.008. The total return to the investors will be distributed based on the number of BACs held by each investor. The remaining proceeds of $7,301 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. Annual losses generated by the Operating Partnership which were applied against the Investment Limited Partnership's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $17,301 as of March 31, 2005.

In April 2006, Boston Capital Tax Credit Fund - Series 4 and Series 6 sold the Investment Limited Partner interest in Auburn Trace, Limited to the Operating General Partner for his assumption of the outstanding mortgage balance of $10,693,881 and proceeds to Series 4 and Series 6 of $2,016,700 and $1,333,300, respectively. Of the proceeds received, $82,500 represent reporting fees due to an affiliate of the Investment Partnership and $109,500 was paid to an affiliate of the Investment Partnership, BCAMLP, for expenses related to the sale, which include third party brokerage commission and legal costs. The remaining proceeds of $1,901,116 (Series 4) and $1,256,884 (Series 6) will be deposited into the reserve account, respectively. The monies held in reserve will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of Series 4 and 6, respectively. Annual losses generated by the Operating Partnership, which were applied against the Investment Limited Partnership's investment in the Operating Partnership, in accordance with the equity method of accounting, had previously reduced the Investment Limited Partnerships investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Investment Limited Partner interest of $1,901,116 and $1,256,884 for Series 4 and Series 6, respectively, was realized in the quarter ended June 30, 2006.

In December 2004, Boston Capital Tax Credit Fund I - Series 6 "The Investment Limited Partnership " sold the Investment Limited Partner interest in Eldon Estates Limited Partnership to the Operating General Partner for his assumption of the outstanding mortgage balance of $542,524 and proceeds to the Investment Limited Partnership of $16,276. Of the total received after payment of the mortgage, $5,000 represents payment of outstanding reporting fees. The remaining proceeds of $11,276 is anticipated to be paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $2,163 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees; and $9,113 represents partial reimbursement for outstanding asset management fees. Annual losses generated by the Operating Partnership, which were applied against the Investment Limited Partnership's investment in the Operating Partnership, in accordance with the equity method of accounting, had previously reduced the Investment Limited Partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $11,113 as of December 31, 2004. In the prior year ended, March 31, 2006, $163 of the sales proceeds were refunded to BCAMLP to pay accrued Asset Management Fees.

In December 2004, Boston Capital Tax Credit Fund I - Series 6 sold the Investment Limited Partner interest in Warrensburg Properties Limited Partnership to the Operating General Partner for his assumption of the outstanding mortgage balance of $559,159 and proceeds to the Investment Limited Partnership of $16,775. Of the total received after payment of the mortgage, $5,000 represents payment of outstanding reporting fees. The remaining proceeds of $11,775 is anticipated to be paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $2,168 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees; and $9,607 represents partial reimbursement for outstanding asset management fees. Annual losses generated by the Operating Partnership, which were applied against the Investment Limited Partnership's investment in the Operating Partnership, in accordance with the equity method of accounting, had previously reduced the Investment Limited Partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the expense and overhead reimbursement, has been recorded in the amount of $11,607 as of December 31, 2004. In the prior year ended, March 31, 2006, $168 of the sales proceeds were refunded to BCAMLP to pay accrued Asset Management Fees.

In July 2004, the Operating General Partner of Columbia Park Associates entered into an agreement to sell the property and the transaction closed in December 2004. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. After repayment of the outstanding mortgage balances of approximately $1,397,779, the proceeds to the Investment Limited Partnership were $2,738,413. Of the total received after payment of the mortgage, $5,000 represents payment of outstanding reporting fees. Of the remaining proceeds, $354,481 is anticipated to be paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $74,000 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees; and $280,481 represents partial reimbursement for outstanding asset management fees. Of the proceeds received, $2,378,932 was distributed to the investors in September 2005. This represents a per BAC distribution amount of $1.826. Accordingly, a loss on the sale of the Investment Limited Partnership of ($671,784), representing the proceeds received by the Investment Limited Partnership, net of their remaining investment balance and their share of the overhead and expense reimbursement, was recorded in the quarter ended December 31, 2004. In the prior year ended, March 31, 2006, $65,000 of the sales proceeds were refunded to BCAMLP to pay accrued Asset Management Fees.

Holland West Limited Partnership - In December 2004, BCTC Fund I - Series 6 (the "Investment Limited Partnership") entered into an agreement to sell the property and the transaction closed on April 18, 2006. After repayment of the outstanding mortgage balance of approximately $1,664,604, proceeds to the Investment Limited Partnership were $1,142,189. Of the total proceeds received, $7,500 is for the payment of outstanding reporting fees and $1,134,689 is remaining proceeds from the sale. In the most recent 10-Q filed for the quarter ended December 31, 2005, it was estimated that $656,816 would be distributed to the investors, and that provided this was the actual amount distributed, the investor per BAC distribution would be $.504, and that the remaining proceeds of $477,873 were anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates. The breakdown of amount to be paid to BCAMLP is as follows: $13,500 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees; and $270,879 represents payment of outstanding Asset Management Fees due to BCAMLP. In addition, $193,494 of the sales proceeds will be added back to the Series' working capital reserves. It has been decided that the reimbursement related to the disposition of $656,816 will not be paid, and that monies originally anticipated to be returned to investors will be added back to the Series' working capital reserve as well. These sales proceeds and any further sales or refinancing proceeds added to reserves will be available to pay obligations of the Investment Limited Partnership. Annual losses generated by the Operating Partnership, which were applied against the Investment Limited Partnership's investment in the Operating Partnership, in accordance with the equity method of accounting, had previously reduced the Investment Limited Partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the expense and overhead reimbursement, has been recorded in the amount of $1,121,189 as of June 30, 2006.

In October 2004, while attempting to capitalize on the strong California real estate market, the Operating General Partner of Rosenberg Building Associates (Rosenberg Apartments) entered into an agreement to sell the property and the transaction closed in the first quarter of 2005. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. After repayment of the outstanding mortgage balance of approximately $1,699,801, and payments of outstanding fees due to the Managing and Operating General Partners of $61,748 and $173,500 respectively, proceeds to the Investment Limited Partners were $1,508,640. Of the Investment Limited Partner proceeds received: $120,086 represents re-payment of outstanding loans made to the Operating Partnership; and $76,251 represents payment of outstanding investor service fees. The remaining proceeds of $1,312,303 were paid to the Investment Limited Partnerships, BCTC I Series 4 and Series 6 and BCTC II Series 7 and Series 14, in accordance with their contributions to the Operating Partnership and the terms of the Operating Partnership agreement. The amount paid to each Series is as follows: Series 4 $138,130, Series 6 $91,034, Series 7 $318,139 and Series 14 $765,000. Series 4, Series 6, Series 7 and Series 14 will use $43,705, $28,804, $100,661 and $233,948, respectively, of their proceeds to pay outstanding asset management fees due to an affiliate of the Investment Partnership. In August 2005 additional sale proceeds of $59,929 were received and were allocated to Series 4, Series 6, and Series 7 as follows: $15,125 to Series 4, $9,968 to Series 6, and $34,836 to Series 7. Of the initial and additional sales proceeds, it is estimated that approximately $109,550, $66,725, $233,186 and $490,795, for Series 4,

Series 6, Series 7, and Series 14, respectively, will be distributed to the investors, or used to pay non-resident tax withholdings requirements of the State of California. Provided that this is the actual amount distributed, the investor per BAC distribution will be $.037, $.051, $.225, and $.090, for Series 4, Series 6, Series 7, and Series 14, respectively. The remaining amount of $64,888 will be retained by the Investment Limited Partner to improve their reserve balances this amount is allocated to Series 6, Series 7, and Series 14 as follows: $5,473 to Series 6, $19,127 to Series 7, and $40,288 to Series 47. A gain/(loss) on the sale of the Investment Limited Partner Interest of ($645,692), ($348,936), $318,139, and $288,349, for Series 4, Series 6, Series 7, and Series 14, respectively, was realized in the quarter ended March 31, 2005. An additional gain on the sale of the Investment Limited Partner Interest of $15,125, $9,968, and $34,836, for Series 4, Series 6, and Series 7, respectively, was realized in the quarter ended September 30, 2005. The gain/(loss) recorded represented the proceeds received by the Investment Limited Partnership, net of their remaining investment balance and their share of the overhead and expense reimbursement.

Hillandale Park (Hillandale Commons Limited Partnership) is a 132-unit family development in Lithonia, Georgia, approximately 20 miles from downtown Atlanta. Occupancy suffered in the overheated competition of the Georgia market, hitting a low of 79% in July 2005. Consequently, the property expended ($76,141) in 2005 as revenue fell and the property increased spending on turnover and marketing. The related-party management company hired a Vice President of Marketing and added this property as one of six on a high priority list. Marketing efforts included outreach at job fairs and visitations with local employers. The management company also targeted low-risk evacuees from Hurricane Katrina. Since executing this plan, occupancy rose, averaging 93% in the first six months of 2006 and as of June 2006 occupancy is at 98%. The compliance period expired at the end of 2004 and the Operating General Partner is exploring its options to re-syndicate or refinance; either option would include purchasing the Investment Limited Partner's interest. Taxes, insurance and mortgage are current.

Principal Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires the Partnership to make various estimates and assumptions. A summary of significant accounting policies is provided in Note 1 to the financial statements. The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of the Partnership's financial condition and results of operations. The Partnership believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the financial statements.

The Partnership is required to assess potential impairments to its long-lived assets, which is primarily investments in limited partnerships. The Partnership accounts for its investment in limited partnerships in accordance with the equity method of accounting since the Partnership does not control the operations of the Operating Partnerships.

If the book value of the Partnership's investment in an Operating Partnership exceeds the estimated value derived by management, which generally consists of the remaining future Low-Income Housing Credits allocable to the Partnership and the estimated residual value to the Partnership, the Partnership reduces its investment in the Operating Partnership and includes the reduction in equity in loss of investment of limited partnerships.

As of March 31, 2004, the Partnership adopted FASB Interpretation No. 46 - Revised ("FIN46R"), "Consolidation of Variable Interest Entities." FIN 46R provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity ("VIE") in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entity's expected losses, the majority of the expected returns, or both.

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

The Partnership's balance in investment in Operating Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The Partnership's exposure to loss on these Operating Partnerships is mitigated by the condition and financial performance of the underlying properties as well as the strength of the local general partners and their guarantee against credit recapture.

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

There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended June 30, 2006 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

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

Boston Capital Tax Credit Fund Limited Partnership

	By:	Boston Capital Associates Limited Partnership, General Partner

	By:	BCA Associates Limited Partnership, General Partner

	By:	C&M Management, Inc., General Partner

Date: January 23, 2007	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of
1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

January 23, 2007	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), C&M Management Inc.; Director, President (Principal Executive Officer) BCTC Assignor Corp.

DATE:	SIGNATURE:	TITLE:

January 23, 2007	/s/ Marc N. Teal Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer), C&M Management Inc; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC Assignor Corp.