Form 10-Q
period 2006-09-30
BOSTON CAPITAL TAX CREDIT FUND LTD PARTNERSHIP
filed 2007-01-23
CIK 835095

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended September 30, 2006

                                             or

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

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2006

TABLE OF CONTENTS
FOR THE QUARTER ENDED SEPTEMBER 30, 2006

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

Cash Flows Series 4 33

Cash Flows Series 5 34

Cash Flows Series 6 35

BOSTON CAPITAL TAX CREDIT FUND LIMITED PARTNERSHIP

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2006

TABLE OF CONTENTS (CONTINUED)

Notes to Financial Statements *

Note A Organization 36

Note B Accounting *

Note C Related Party Transactions 37

Note D Investments 39

Statement of operation

Combined Statements Series 1 41

Combined Statements_Series 2 42

Combined Statements Series 3 43

Combined Statements Series 4 44

Combined Statements Series 5 45

Combined Statements Series 6 46

Note E Taxable Loss 47

Liquidity 48

Capital Resources 48

Results of Operations 49

Principal_Accounting_Policies 76

Quantitative_and_Qualitative 77

Controls_and_Procedures 77

Part II Other Information 78

Item 1. Legal Proceedings...................................................................................................................................78

Item 1A. Risk Factors...............................................................................................................................................78

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.....78

Item 3. Defaults Upon Senior Securities.........................................................................................78

Item 4. Submission of Matters to a Vote of Security Holders.............................78

Item 5. Other Information...................................................................................................................................78

Item 6. Exhibits and Reports on Form 8-K......................................................................................78

Signatures 79

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

	September 30, 2006 (Unaudited)	March 31, 2006 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	1,352,936	591,583
Other assets	206	206

	$ 1,353,142	$ 591,789

LIABILITIES

Accounts payable	$ 9,000	$ -
Accounts payable affiliates (note C)	7,343,073	10,953,190

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 9,800,600 issued and outstanding	(5,147,131)	(9,465,977)
General Partner	(851,800)	(895,424)
	(5,998,931)	(10,361,401)
	$ 1,353,142	$ 591,789

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 1

	September 30, 2006 (Unaudited)	March 31, 2006 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	41,964	52,894
Other assets	-	-

	$ 41,964	$ 52,894

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	2,568,450	2,527,484

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 1,299,900 issued and outstanding	(2,388,388)	(2,337,011)
General Partner	(138,098)	(137,579)
	(2,526,486)	(2,474,590)
	$ 41,964	$ 52,894

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 2

	September 30, 2006 (Unaudited)	March 31, 2006 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	107,320	162,014
Other assets	-	-

	$ 107,320	$ 162,014

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	764,622	782,518

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 830,300 issued and outstanding	(584,269)	(547,839)
General Partner	(73,033)	(72,665)
	(657,302)	(620,504)
	$ 107,320	$ 162,014

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 3

	September 30, 2006 (Unaudited)	March 31, 2006 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	107,762	223,404
Other assets	-	-

	$ 107,762	$ 223,404

LIABILITIES

Accounts payable	$ 9,000	$ -
Accounts payable affiliates (note C)	2,663,023	2,974,205

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 2,882,200 issued and outstanding	(2,305,800)	(2,490,475)
General Partner	(258,461)	(260,326)
	(2,564,261)	(2,750,801)
	$ 107,762	$ 223,404

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 4

	September 30, 2006 (Unaudited)	March 31, 2006 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	214,794	957
Other assets	206	206

	$ 215,000	$ 1,163

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	916,875	2,599,101

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 2,995,300 issued and outstanding	(446,694)	(2,323,796)
General Partner	(255,181)	(274,142)
	(701,875)	(2,597,938)
	$ 215,000	$ 1,163

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 5

	September 30, 2006 (Unaudited)	March 31, 2006 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	24,248	32,651
Other assets	-	-

	$ 24,248	$ 32,651

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	419,531	402,948

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 489,900 issued and outstanding	(349,580)	(324,844)
General Partner	(45,703)	(45,453)
	(395,283)	(370,297)
	$ 24,248	$ 32,651

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 6

	September 30, 2006 (Unaudited)	March 31, 2006 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	856,848	119,663
Other assets	-	-

	$ 856,848	$ 119,663

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	10,572	1,666,934

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 1,303,000 issued and outstanding	927,600	(1,442,012)
General Partner	(81,324)	(105,259)
	846,276	(1,547,271)
	$ 856,848	$ 119,663

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

	2006	2005

Income
Interest income	$ 5,691	$ 4,094
Miscellaneous income	10,209	-
	15,900	4,094

Share of income (loss) from Operating Partnerships(Note D)	-	110,363

Expenses
Professional fees	62,450	72,276
Partnership management fees (Note C)	74,450	135,347
General and administrative fees	7,297	19,177
	144,197	226,800

NET INCOME/(LOSS)	$ (128,297)	$ (112,343)

Net income (loss) allocated to assignees	$ (127,014)	$ (111,219)

Net income (loss) allocated to general partner	$ (1,283)	$ (1,124)

Net income (loss) per BAC	$ (.01)	$ (.01)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,

(Unaudited)

Series 1

	2006	2005

Income
Interest income	$ 170	$ 239
Miscellaneous income	-	-
	170	239

Share of income (loss) from Operating Partnerships(Note D)	-	85,270

Expenses
Professional fees	10,757	11,664
Partnership management fees (Note C)	13,073	17,971
General and administrative fees	1,128	1,151
	24,958	30,786

NET INCOME/(LOSS)	$ (24,788)	$ 54,723

Net income (loss) allocated to assignees	$ (24,540)	$ 54,176

Net income (loss) allocated to general partner	$ (248)	$ 547

Net income (loss) per BAC	$ (.02)	$ .04

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 2

	2006	2005

Income
Interest income	$ 476	$ 422
Miscellaneous income	-	-
	476	422

Share of income (loss) from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	8,406	9,412
Partnership management fees (Note C)	12,224	14,494
General and administrative fees	989	913
	21,619	24,819

NET INCOME/(LOSS)	$ (21,143)	$ (24,397)

Net income (loss) allocated to assignees	$ (20,932)	$ (24,153)

Net income (loss) allocated to general partner	$ (211)	$ (244)

Net income (loss) per BAC	$ (.03)	$ (.03)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 3

	2006	2005

Income
Interest income	$ 672	$ 834
Miscellaneous income	2,129	-
	2,801	834

Share of income (loss) from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	13,164	17,242
Partnership management fees (Note C)	16,085	32,301
General and administrative expenses	1,633	4,555
	30,882	54,098

NET INCOME/(LOSS)	$ (28,081)	$ (53,264)

Net income (loss) allocated to assignees	$ (27,800)	$ (52,731)

Net income (loss) allocated to general partner	$ (281)	$ (533)

Net income (loss) per BAC	$ (.01)	$ (.02)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,

(Unaudited)

Series 4

	2006	2005

Income
Interest income	$ 1,327	$ 468
Miscellaneous income	-	-
	1,327	468

Share of income (loss) from Operating Partnerships(Note D)	-	15,125

Expenses
Professional fees	12,775	14,530
Partnership management fees (Note C)	19,791	37,479
General and administrative fees	1,529	1,884
	34,095	53,893

NET INCOME/(LOSS)	$ (32,768)	$ (38,300)

Net income (loss) allocated to assignees	$ (32,440)	$ (37,917)

Net income (loss) allocated to general partner	$ (328)	$ (383)

Net income (loss) per BAC	$ (.01)	$ (.01)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 5

	2006	2005

Income
Interest income	$ 100	$ 52
Miscellaneous income	-	-
	100	52

Share of income (loss) from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	6,985	7,952
Partnership management fees (Note C)	7,924	8,196
General and administrative fees	970	684
	15,879	16,832

NET INCOME/(LOSS)	$ (15,779)	$ (16,780)

Net income (loss) allocated to assignees	$ (15,621)	$ (16,612)

Net income (loss) allocated to general partner	$ (158)	$ (168)

Net income (loss) per BAC	$ (.03)	$ (.03)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,

(Unaudited)

Series 6

	2006	2005

Income
Interest income	$ 2,946	$ 2,079
Miscellaneous income	8,080	-
	11,026	2,079

Share of income (loss) from Operating Partnerships(Note D)	-	9,968

Expenses
Professional fees	10,363	11,476
Partnership management fees (Note C)	5,353	24,906
General and administrative expenses	1,048	9,990
	16,764	46,372

NET INCOME/(LOSS)	$ (5,738)	$ (34,325)

Net income (loss) allocated to assignees	$ (5,681)	$ (33,982)

Net income (loss) allocated to general partner	$ (57)	$ (343)

Net income (loss) per BAC	$ (.00)	$ (.03)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

	2006	2005

Income
Interest income	$ 8,944	$ 9,034
Miscellaneous income	10,209	-
	19,153	9,034

Share of income (loss) from Operating Partnerships(Note D)	4,515,189	334,142

Expenses
Professional fees	65,366	97,846
Partnership management fees (Note C)	94,052	271,328
General and administrative fees	12,454	111,964
	171,872	481,138

NET GAIN/(LOSS)	$ 4,362,470	$ (137,962)

Net income (loss) allocated to assignees	$ 4,318,846	$ (136,582)

Net income (loss) allocated to general partner	$ 43,624	$ (1,380)

Net income (loss) per BAC	$ .44	$ (.01)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 1

	2006	2005

Income
Interest income	$ 286	$ 404
Miscellaneous income	-	-
	286	404

Share of income (loss) from Operating Partnerships(Note D)	-	85,270

Expenses
Professional fees	11,243	15,985
Partnership management fees (Note C)	38,740	48,330
General and administrative fees	2,199	30,022
	52,182	94,337

NET GAIN/(LOSS)	$ (51,896)	$ (8,663)

Net income (loss) allocated to assignees	$ (51,377)	$ (8,576)

Net income (loss) allocated to general partner	$ (519)	$ (87)

Net income (loss) per BAC	$ (.04)	$ (.01)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 2

	2006	2005

Income
Interest income	$ 849	$ 1,002
Miscellaneous income	-	-
	849	1,002

Share of income (loss) from Operating Partnerships(Note D)	-	223,779

Expenses
Professional fees	8,892	12,470
Partnership management fees	26,934	20,843
General and administrative fees	1,821	8,009
	37,647	41,322

NET GAIN/(LOSS)	$ (36,798)	$ 183,459

Net income (loss) allocated to assignees	$ (36,430)	$ 181,624

Net income (loss) allocated to general partner	$ (368)	$ 1,835

Net income (loss) per BAC	$ (.04)	$ .22

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 3

	2006	2005

Income
Interest income	$ 1,213	$ 1,737
Miscellaneous income	2,129	-
	3,342	1,737

Share of income (loss) from Operating Partnerships(Note D)	236,000	-

Expenses
Professional fees	13,650	23,502
Partnership management fees (Note C)	35,500	61,802
General and administrative expenses	3,652	41,976
	52,802	127,280

NET GAIN/(LOSS)	$ 186,540	$ (125,543)

Net income (loss) allocated to assignees	$ 184,675	$ (124,288)

Net income (loss) allocated to general partner	$ 1,865	$ (1,255)

Net income (loss) per BAC	$ .06	$ (.04)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 4

	2006	2005

Income
Interest income	$ 2,268	$ 949
Miscellaneous income	-	-
	2,268	949

Share of income (loss) from Operating Partnerships(Note D)	1,901,116	15,125

Expenses
Professional fees	13,261	19,842
Partnership management fees (Note C)	(7,164)	74,958
General and administrative fees	1,224	19,079
	7,321	113,879

NET GAIN/(LOSS)	$ 1,896,063	$ (97,805)

Net income (loss) allocated to assignees	$ 1,877,102	$ (96,827)

Net income (loss) allocated to general partner	$ 18,961	$ (978)

Net income (loss) per BAC	$ .63	$ (.03)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 5

	2006	2005

Income
Interest income	$ 174	$ 108
Miscellaneous income	-	-
	174	108

Share of income (loss) from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	7,471	10,622
Partnership management fees (Note C)	16,150	15,583
General and administrative fees	1,539	1,758
	25,160	27,963

NET GAIN/(LOSS)	$ (24,986)	$ (27,855)

Net income (loss) allocated to assignees	$ (24,736)	$ (27,576)

Net income (loss) allocated to general partner	$ (250)	$ (279)

Net income (loss) per BAC	$ (.05)	$ (.06)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 6

	2006	2005

Income
Interest income	$ 4,154	$ 4,834
Miscellaneous income	8,080	-
	12,234	4,834

Share of income (loss) from Operating Partnerships(Note D)	2,378,073	9,968

Expenses
Professional fees	10,849	15,425
Partnership management fees (Note C)	(16,108)	49,812
General and administrative expenses	2,019	11,120
	(3,240)	76,357

NET GAIN/(LOSS)	$ 2,393,547	$ (61,555)

Net income (loss) allocated to assignees	$ 2,369,612	$ (60,939)

Net income (loss) allocated to general partner	$ 23,935	$ (616)

Net income (loss) per BAC	$ 1.82	$ (.05)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30,
(Unaudited)

	Limited Partners	General Partner	Total

Partners' capital (deficit) April 1, 2006	$(9,465,977)	$ (895,424)	$(10,361,401)

Distributions	-	-	-

Net income (loss)	4,318,846	43,624	4,362,470

Partners' capital (deficit), September 30, 2006	$(5,147,131)	$ (851,800)	$ (5,998,931)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30,
(Unaudited)

	Limited Partners	General Partner	Total
Series 1
Partners' capital (deficit) April 1, 2006	$(2,337,011)	$ (137,579)	$(2,474,590)

Distributions	-	-	-

Net income (loss)	(51,377)	(519)	(51,896)

Partners' capital (deficit), September 30, 2006	$(2,388,388)	$ (138,098)	$(2,526,486)

Series 2
Partners' capital (deficit) April 1, 2006	$ (547,839)	$ (72,665)	$ (620,504)

Distributions	-	-	-

Net income (loss)	(36,430)	(368)	(36,798)

Partners' capital (deficit), September 30, 2006	$ (584,269)	$ (73,033)	$ (657,302)

The accompanying notes are an integral part of these statements.

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30,
(Unaudited)

	Limited Partners	General Partner	Total
Series 3
Partners' capital (deficit) April 1, 2006	$(2,490,475)	$ (260,326)	$(2,750,801)

Distributions	-	-	-

Net income (loss)	184,675	1,865	186,540

Partners' capital (deficit), September 30, 2006	$(2,305,800)	$ (258,461)	$(2,564,261)

Series 4
Partners' capital (deficit) April 1, 2006	$(2,323,796)	$ (274,142)	$(2,597,938)

Distributions	-	-	-

Net income (loss)	1,877,102	18,961	1,896,063

Partners' capital (deficit), September 30, 2006	$ (446,694)	$ (255,181)	$ (701,875)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30,
(Unaudited)

	Limited Partners	General Partner	Total
Series 5
Partners' capital (deficit) April 1, 2006	$ (324,844)	$ (45,453)	$ (370,297)

Distributions	-	-	-

Net income (loss)	(24,736)	(250)	(24,986)

Partners' capital (deficit), September 30, 2006	$ (349,580)	$ (45,703)	$ (395,283)

Series 6
Partners' capital (deficit) April 1, 2006	$(1,442,012)	$ (105,259)	$(1,547,271)

Distributions	-	-	-

Net income (loss)	2,369,612	23,935	2,393,547

Partners' capital (deficit), September 30, 2006	$ 927,600	$ (81,324)	$ 846,276

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS
Six Months Ended September 30,
(Unaudited)

	2006	2005
Cash flows from operating activities:

Net Income (Loss)	$ 4,362,470	$ (137,962)
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	-	-
Share of (Income) Loss from Operating Partnerships	(4,515,189)	(334,142)
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	9,000	-
Increase (Decrease) in accounts payable affiliates	(3,610,117)	(241,391)
Decrease (Increase) in other assets	-	150,000

Net cash (used in) provided by operating activities	(3,753,836)	(563,495)

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	4,515,189	847,371

Net cash (used in) provided by investing activity	4,515,189	847,371

Cash flows from financing activity:

Distributions	-	(3,134,588)

Net cash (used in) provided by financing activity	-	(3,134,588)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	761,353	(2,850,712)

Cash and cash equivalents, beginning	591,583	3,859,352

Cash and cash equivalents, ending	$ 1,352,936	$ 1,008,640

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 1

	2006	2005
Cash flows from operating activities:

Net Income (Loss)	$ (51,896)	$ (8,663)
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	-	-
Share of (Income) Loss from Operating Partnerships	-	(85,270)
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	-	-
Increase (Decrease) in accounts payable affiliates	40,966	114,937
Decrease (Increase) in other assets	-	-

Net cash (used in) provided by operating activities	(10,930)	21,004

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	-	229,453

Net cash (used in) provided by investing activity	-	229,453

Cash flows from financing activity:

Distributions	-	(39,131)

Net cash (used in) provided by financing activity	-	(39,131)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,930)	211,326

Cash and cash equivalents, beginning	52,894	71,069

Cash and cash equivalents, ending	$ 41,964	$ 282,395

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 2

	2006	2005
Cash flows from operating activities:

Net Income (Loss)	$ (36,798)	$ 183,459
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	-	-
Share of (Income) Loss from Operating Partnerships	-	(223,779)
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	-	-
Increase (Decrease) in accounts payable affiliates	(17,896)	(423,350)
Decrease (Increase) in other assets	-	150,000

Net cash (used in) provided by operating activities	(54,694)	(313,670)

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	-	223,779

Net cash (used in) provided by investing activity	-	223,779

Cash flows from financing activity:

Distributions	-	(288,242)

Net cash (used in) provided by financing activity	-	(288,242)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(54,694)	(378,133)

Cash and cash equivalents, beginning	162,014	535,504

Cash and cash equivalents, ending	$ 107,320	$ 157,371

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 3

	2006	2005
Cash flows from operating activities:

Net Income (Loss)	$ 186,540	$ (125,543)
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	-	-
Share of (Income) Loss from Operating Partnerships	(236,000)	-
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	9,000	-
Increase (Decrease) in accounts payable affiliates	(311,182)	(55,501)
Decrease (Increase) in other assets	-	-

Net cash (used in) provided by operating activities	(351,642)	(181,044)

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	236,000	285,634

Net cash (used in) provided by investing activity	236,000	285,634

Cash flows from financing activity:

Distributions	-	(316,439)

Net cash (used in) provided by financing activity	-	(316,439)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(115,642)	(211,849)

Cash and cash equivalents, beginning	223,404	431,862

Cash and cash equivalents, ending	$ 107,762	$ 220,013

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 4

	2006	2005
Cash flows from operating activities:

Net Income (Loss)	$ 1,896,063	$ (97,805)
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	-	-
Share of (Income) Loss from Operating Partnerships	(1,901,116)	(15,125)
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	-	-
Increase (Decrease) in accounts payable affiliates	(1,682,226)	53,769
Decrease (Increase) in other assets	-	-

Net cash (used in) provided by operating activities	(1,687,279)	(59,161)

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	1,901,116	85,441

Net cash (used in) provided by investing activity	1,901,116	85,441

Cash flows from financing activity:

Distributions	-	(111,845)

Net cash (used in) provided by financing activity	-	(111,845)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	213,837	(85,565)

Cash and cash equivalents, beginning	957	215,822

Cash and cash equivalents, ending	$ 214,794	$ 130,257

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 5

	2006	2005
Cash flows from operating activities:

Net Income (Loss)	$ (24,986)	$ (27,855)
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	-	-
Share of (Income) Loss from Operating Partnerships	-	-
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	-	-
Increase (Decrease) in accounts payable affiliates	16,583	16,584
Decrease (Increase) in other assets	-	-

Net cash (used in) provided by operating activities	(8,403)	(11,271)

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	-	-

Net cash (used in) provided by investing activity	-	-

Cash flows from financing activity:

Distributions	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,403)	(11,271)

Cash and cash equivalents, beginning	32,651	52,994

Cash and cash equivalents, ending	$ 24,248	$ 41,723

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 6

	2006	2005
Cash flows from operating activities:

Net Income (Loss)	$ 2,393,547	$ (61,555)
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	-	-
Share of (Income) Loss from Operating Partnerships	(2,378,073)	(9,968)
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	-	-
Increase (Decrease) in accounts payable affiliates	(1,656,362)	52,170
Decrease (Increase) in other assets	-	-

Net cash (used in) provided by operating activities	(1,640,888)	(19,353)

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	2,378,073	23,064

Net cash (used in) provided by investing activity	2,378,073	23,064

Cash flows from financing activity:

Distributions	-	(2,378,931)

Net cash (used in) provided by financing activity	-	(2,378,931)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	737,185	(2,375,220)

Cash and cash equivalents, beginning	119,663	2,552,101

Cash and cash equivalents, ending	$ 856,848	$ 176,881

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS
September 30, 2006

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
September 30, 2006
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of September 30, 2006 for the six months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Partnership in acquiring the investments in Operating Partnerships are capitalized to the investment account. The Partnership's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's Annual Report on Form 10-K.

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has entered into several transactions with various affiliates of the general partner of the partnership, including Boston Capital Holdings LP, Boston Capital Partners, Inc. and Boston Capital Asset Management Limited Partnership.

Accounts payable - affiliates at September 30, 2006 and 2005 represents accrued general and administrative expenses, accrued partnership management fees, and advances from an affiliate of the general partner of the partnership, which are payable to Boston Capital Holdings LP and Boston Capital Asset Management Limited Partnership.

General and administrative expenses incurred by Boston Capital Holdings LP and Boston Capital Asset Management Limited Partnership were charged to each series' operations for the quarters ended September 30, 2006 and 2005 as follows:

	2006	2005
Series 1	$ 965	$ 2,422
Series 2	893	1,960
Series 3	1,194	3,645
Series 4	1,113	3,258
Series 5	836	1,620
Series 6	937	2,234

	$ 5,938	$ 15,139

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2006
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

An annual partnership management fee based on .375 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. Since reporting fees collected by the series were added to reserves and not paid to Boston Capital Asset Management LP, the amounts accrued are not net of reporting fees received. The partnership management fee accrued for the quarters ended September 30, 2006 and 2005 are as follows:

	2006	2005

Series 1	$ 13,073	$ 34,359
Series 2	14,825	14,825
Series 3	21,135	32,301
Series 4	19,791	37,479
Series 5	8,292	8,292
Series 6	15,858	24,906

	$ 92,974	$152,162

The partnership management fee accrued for the six months ended September 30, 2006 and 2005 are as follows:

	2006	2005

Series 1	$ 40,000	$ 68,718
Series 2	29,650	29,650
Series 3	42,950	64,602
Series 4	42,501	74,958
Series 5	16,583	16,583
Series 6	34,732	49,814

	$206,416	$304,325

As of September 30, 2006 and 2005, an affiliate of the general partner of the partnership advanced a total of $733,735 and $695,245, respectively to the Partnership to pay certain operating expenses of the Partnership, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. Below is a summary, by series, of the total advances made to date.

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

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At September 30, 2006 and 2005, the Partnership had limited partnership interests in 52 and 60 Operating Partnerships, respectively, which own operating apartment complexes as follows:

Series	2006	2005
1	8	9
2	6	6
3	17	19
4	9	12
5	4	4
6	8	10
	52	60

Under the terms of the Partnership's investment in each Operating Partnership, the Partnership was required to make capital contributions to such Operating Partnerships. These contributions were payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. At September 30, 2006 and 2005, all capital contributions had been paid.

During the six months ended September 30, 2006 the partnership disposed of four of the operating limited partnerships. A summary of the dispositions by Series for September 30, 2006 is as follows:

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
September 30, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (CONTINUED)

During the six months ended September 30, 2005 the partnership disposed of four of the operating limited partnerships and received additional proceeds from a operating limited partnership which was disposed of in the prior year. A summary of the dispositions by Series for September 30, 2005 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Partnership Proceeds from Disposition *	Gain/(Loss) on Disposition
Series 1	-	3	$85,270	$85,270
Series 2	-	1	223,779	223,779
Series 3	-	-	-	-
Series 4	-	-	15,125	15,125
Series 5	-	-	-	-
Series 6	-	-	9,968	9,968
Total	-	4	$334,142	$334,142

* Partnership proceeds from disposition includes additional proceeds received for a sale of an operating partnership recorded as of March 31, 2005, of $15,125 for Series 4 and $9,968 for Series 6.

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

The Partnership's fiscal year ends March 31 of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the six months ended June 30, 2006.

The combined unaudited summarized statements of operations of the Operating Partnerships for the six months ended June 30, 2006 and 2005 are as follows:

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months ended June 30,
(Unaudited)

Series 1

	2006	2005

Revenues
Rental	$ 1,165,646	$ 1,516,807
Interest and other	88,971	148,634

	1,254,617	1,665,441

Expenses
Interest	272,406	447,767
Depreciation and amortization	236,282	270,361
Operating expenses	1,051,375	1,475,622
	1,560,063	2,193,750

NET LOSS	$ (305,446)	$ (528,309)

Net income (loss) allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (302,392)	$ (523,026)

Net loss allocated to other Partners	$ (3,054)	$ (5,283)

* Amounts include $302,392 and $523,026 for 2006 and 2005, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months ended June 30,
(Unaudited)

Series 2

	2006	2005

Revenues
Rental	$ 954,268	$ 982,656
Interest and other	37,807	33,796

	992,075	1,016,452

Expenses
Interest	116,179	117,055
Depreciation and amortization	211,810	208,664
Operating expenses	715,949	741,002
	1,043,938	1,066,721

NET LOSS	$ (51,863)	$ (50,269)

Net income (loss) allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (51,344)	$ (49,766)

Net loss allocated to other Partners	$ (519)	$ (503)

* Amounts include $51,344 and $49,766 for 2006 and 2005, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months ended June 30,
(Unaudited)

Series 3
	2006	2005

Revenues
Rental	$ 1,878,173	$ 2,031,170
Interest and other	44,576	204,268

	1,922,749	2,235,438

Expenses
Interest	241,409	351,198
Depreciation and amortization	510,413	587,896
Operating expenses	1,348,257	1,845,047
	2,100,079	2,784,141

NET LOSS	$ (177,330)	$ (548,703)

Net income (loss) allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (175,557)	$ (543,216)

Net loss allocated to other partners	$ (1,773)	$ (5,487)

* Amounts include $175,557 and $543,216 for 2006 and 2005, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
June Months ended June 30,
(Unaudited)

Series 4

	2006	2005

Revenues
Rental	$ 1,211,146	$ 2,513,909
Interest and other	16,130	114,025

	1,227,276	2,627,934

Expenses
Interest	366,524	721,447
Depreciation and amortization	390,146	708,422
Operating expenses	849,967	1,871,485
	1,606,637	3,301,354

NET LOSS	$ (379,361)	$ (673,420)

Net income (loss) allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (375,567)	$ (666,686)

Net loss allocated to other Partners	$ (3,794)	$ (6,734)

* Amounts include $375,567 and $666,686 for 2006 and 2005, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months ended June 30,
(Unaudited)

Series 5
	2006	2005

Revenues
Rental	$ 442,663	$ 443,412
Interest and other	25,875	21,366

	468,538	464,778

Expenses
Interest	40,411	35,643
Depreciation and amortization	116,182	113,299
Operating expenses	323,791	339,776
	480,384	488,718

NET LOSS	$ (11,846)	$ (23,940)

Net income (loss) allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (11,728)	$ (23,701)

Net loss allocated to other Partners	$ (118)	$ (239)

* Amounts include $11,728 and $23,701 for 2006 and 2005, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months ended June 30,
(Unaudited)

Series 6
	2006	2005

Revenues
Rental	$ 1,012,549	$ 1,673,022
Interest and other	37,204	66,955

	1,049,753	1,739,977

Expenses
Interest	186,642	293,329
Depreciation and amortization	252,350	402,744
Operating expenses	754,304	1,153,923
	1,193,296	1,849,996

NET INCOME (LOSS)	$ (143,543)	$ (110,019)

Net income (loss) allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (142,108)	$ (108,919)

Net loss allocated to other Partners	$ (1,435)	$ (1,100)

* Amounts include $142,108 and $108,919 for 2006 and 2005, respectively, of loss not recognized under the equity method of accounting.

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

September 30, 2006
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

The Partnership is currently accruing the annual partnership management fee. Partnership management fees accrued during the quarter ended September 30, 2006 were $92,974 and total partnership management fees accrued as of September 30, 2006 were $6,313,385. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Partnership receives sales or refinancing proceeds from Operating Partnerships, which will be used to satisfy these liabilities.

The Partnership has also recorded other payables to affiliates of $1,029,688. The amount consists of advances to pay third party operating expenses of the Partnership, advances and/or loans to Operating Partnerships, accrued overhead allocations, accrued overhead and expenses incurred for overseeing and managing the disposition of the property. The breakout between series are $129,461 in Series 1, $140,534 in Series 2, $462,307 in Series 3, and $297,386 in Series 4. These and any future advances or accruals will be paid, without interest, from available cash flow, reporting fees, or proceeds of sales or refinancing of the Partnership's interest in Operating Partnerships.

Capital Resources

The Partnership offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on August 29, 1988. The Partnership received and accepted subscriptions for $97,746,940 representing 9,800,600 BACs from investors admitted as BAC Holders in Series 1 through Series 6 of the Partnership. Offers and sales of BACs in Series 1 through Series 6 of the Partnership were completed and the last of the BACs in Series 6 were issued by the Partnership on September 29, 1989. At September 30, 2006 and 2005 the Partnership had limited partnership equity interests in 52 and 60 Operating Partnerships, respectively.

As of September 30, 2006 the Partnership had $1,352,936 remaining in cash and cash equivalents. Below is a table, which provides, by series, the equity raised, number of BACs sold, final date BACs were offered, number of properties acquired, and cash and cash equivalents. $9,000 of Series 3, and $76,725 of Series 6 cash and cash equivalents represent proceeds being held from the sale of two Operating Partnerships as of September 30, 2006.
Series	Equity	BACs	Final Close Date	Number of Properties	Proceeds Remaining
1	$12,999,000	1,299,900	12/18/88	8	$ 41,964
2	8,303,000	830,300	03/30/89	6	107,320
3	28,822,000	2,882,200	03/14/89	17	107,762
4	29,788,160	2,995,300	07/07/89	9	214,794
5	4,899,000	489,900	08/22/89	4	24,248
6	12,935,780	1,303,000	09/29/89	8	856,848

	$97,746,940	9,800,600		52	$1,352,936

Results of Operations

At September 30, 2006 and 2005 the Partnership held limited partnership interests in 52 and 60 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which initially complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the partnership believes that there is adequate casualty insurance on the properties.

The Partnership incurs an annual partnership management fee to the general partner of the partnership and/or its affiliates in an amount equal to 0.375% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various partnership management and reporting fees paid by the Operating Partnerships. The annual partnership management fee is currently being accrued. It is anticipated that outstanding fees will be repaid from sale or refinancing proceeds. The annual partnership management fee charged to operations for the quarters ended September 30, 2006 and 2005, net of reporting fees received were $74,450 and $135,347, respectively.

During the six months ended the annual partnership management fee charged to operations for September 30, 2006 and 2005, net of reporting fees received were $94,052 and $271,328, respectively. During the six months ended September 30, 2006 and 2005, the Partnership received $112,364 and $32,997, respectively, of reporting fees from the Operating Partnerships. The partnership management fees received, by series, are as follows:

	2006	2005

Series 1	$ 1,260	$ 20,388
Series 2	2,716	8,808
Series 3	7,450	2,800
Series 4	49,665	-
Series 5	433	1,001
Series 6	50,840	-

	$ 112,364	$ 32,997

The Partnership's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested. The Partnership's investments in Operating Partnerships have been made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders. The Results of Operations reported herein are interim period estimates that may not necessarily be indicative of final year-end results.

Series 1

As of September 30, 2006 and 2005, the average Qualified Occupancy for the series was 100%. The series had a total of eight properties at September 30, 2006, all of which were at 100% Qualified Occupancy.

For the period ended September 30, 2006 and 2005, Series 1 reflects net loss from Operating Partnerships of $(305,446) and $(528,309), respectively, which includes depreciation and amortization of $236,282 and $270,361, respectively.

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

Briarwood Apartments of Vero Beach (Briarwood Apartments) is a 45-unit property located in Vero Beach, FL. As a result of the hurricanes that passed through Florida in 2004 the property had sustained roof damage which resulted in drywall and carpet damage in five units. The five damaged units could not be rented and as a result occupancy was low in 2005, averaging 80%. The property operated below breakeven in 2005 due to reduced rental income resulting from the damaged units and concessions that were made to residents with damaged units. Management has utilized insurance proceeds and funds from reserves to repair one roof and the drywall in all five of the units. As of July 28, 2006 all five of the damaged units have been leased to qualified residents, and as of September 30, 2006 occupancy increased to 97%. There has been a disagreement on the extent of the roof damages between the Operating General Partner and the insurance company. The Operating General Partner has hired an attorney to negotiate with the insurance company. The insurance company has agreed to send an adjuster to the property to meet with the contractor to make an assessment by the end of May. If the insurance company does not agree to pay the full insurance settlement, the attorney will file a bad faith lawsuit against the insurance company. This disagreement has not yet been resolved, and the attorney for the Partnership is sending a demand letter giving the insurance company the option to either settle or go to court. As of October 13, 2006 the insurance company did not agree to pay the full settlement. The Operating General Partner have met with their attorney and a mediation hearing is scheduled for November 13. The hearing is between the attorney and the insurance company to see if they will settle. Insurance costs for properties in this region of Florida have increased substantially due to three hurricanes that have hit the region in the last two years. Insurance costs for Briarwood are estimated to increase 67% in 2006. The Operating General Partner was granted a 10% rent increase effective January 1, 2006 and an additional 20% rent increase effective April 1, 2006 to assist in covering the increased insurance cost. The Operating General Partner of Briarwood Apartments of Vero Beach, Limited has entered into an agreement to sell the property to an entity affiliated with the current Operating General Partner. The transaction is anticipated to close in the fourth quarter of 2006. The sales price for Briarwood Apartments is $1,508,231, which includes the outstanding mortgage balance of approximately $1,438,231 and proceeds to the Investment Partnership of $35,000. Of the total Investment Partnership proceeds to be received, $12,580 will represent payment of outstanding reporting fees due to an affiliate of the Investment Partnership and the balance of $22,420 represents proceeds from the sale. Of the remaining proceeds $7,500 is anticipated to be paid to BCAMLP for expenses incurred, which includes third party legal costs. The remaining proceeds of $14,920 will be returned to cash reserves held by BCTC Fund I LP - Series 1. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the Investment Partnership. After all outstanding obligations of the Investment Partnership are satisfied; any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

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

Series 2

As of September 30, 2006 and 2005, the average Qualified Occupancy for the series was 100%. The series had a total of six properties at September 30, 2006, all of which were at 100% Qualified Occupancy.

For the period ended September 30, 2006 and 2005, Series 2 reflects net loss from Operating Partnerships of $(51,863) and $(50,269), respectively, which includes depreciation and amortization of $211,810 and $208,664, respectively.

In December 2004, Boston Capital Tax Credit Fund I - Series 2 and Boston Capital Tax Credit Fund II - Series 14 (the "Investment Limited Partner's") negotiated the sale of their interest in Haven Park Partners III to the Operating General Partner. The transaction closed in April of 2005 for the assumption of the outstanding mortgage balance of approximately $462,000 and proceeds to the Investment Limited Partner's of $979,310 ($403,912 for Series 2 and $575,398 for Series 14). Of the total proceeds received, $608,547 represents a reimbursement of funds previously advanced to the Operating Partnership by affiliates of the Investment Limited Partner's and $8,000 is for payment of outstanding reporting fees due to an affiliate of the Investment Limited Partner's. Of the remaining proceeds, the net distribution to the investors was $253,710 ($170,747 for Series 2 and $82,963 for Series 14). This represented a per BAC distribution of $.206 and $.015 for Series 2 and 14, respectively. The total returned to the investors was distributed based on the number of BACs held by each investor. The remaining proceeds of $109,053 were paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates. The breakdown of amounts paid to BCAMLP is as follows: $9,000 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes but was not limited to salary reimbursements and third party legal and mailing costs; $100,053 for a partial payment of outstanding Asset Management Fees due to BCAMLP. Accordingly, gains on the sale of the property were recorded by Series 2 and Series 14 of $242,269 and $95,594, respectively as of March 31, 2006. The gains recorded represented the proceeds received by the Investment Limited Partner, net of their remaining investment balance, non-reimbursed advances to the Operating Partnership and their share of the overhead and expense reimbursement.

In December 2004, Boston Capital Tax Credit Fund I - Series 2 and Boston Capital Tax Credit Fund II - Series 14 (the "Investment Limited Partner's") negotiated the sale of their interest in Haven Park Partners IV to the Operating General Partner. The transaction closed in March of 2005 for the assumption of the outstanding mortgage balance of approximately $371,700 and estimated proceeds to the Investment Limited Partner's of $780,579 ($298,038 for Series 2 and $482,541 for Series 14). Of the total proceeds received, $553,362 represents a reimbursement of funds previously advanced to the Operating Partnership by affiliates of the Investment Limited Partner's and $4,000 is for payment of outstanding reporting fees due to an affiliate of the Investment Limited Partner. Of the remaining proceeds, the net distribution to the investors was $156,660 ($117,495 for Series 2 and $39,165 for Series 14). This represented a per BAC distribution of $.142 and $.007 for Series 2 and 14, respectively. The total returned to the investors was distributed based on the number of BACs held by each investor. The remaining proceeds of $66,557 were paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates. The breakdown of amounts paid to BCAMLP is as follows: $30,600 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes but was not limited to salary reimbursements and third party legal for overseeing and managing the disposition of the property; $35,957 for partial payment of outstanding Asset Management Fees due to BCAMLP. Accordingly, gains on the sale of the property were recorded by Series 2 and Series 14 of $128,407 and $57,026, respectively, as of March 31, 2005. The gains recorded represented the proceeds received by the Investment Limited Partner, net of their remaining investment balance, non-reimbursed advances to the Operating Partnership and their share of the overhead and expense reimbursement. In the current year $14,073 for Series 2 and $5,400 for Series 14 of the sales proceeds were refunded to BCAMLP to pay accrued AMF's. In the current year a reduction in the amount of $5,864 for Series 2 and $3,136 for Series 14 on the gain recorded in the prior year was recorded for final costs incurred on the disposition of the property.

In March 2006, the Operating General Partner of Redondo Associates Limited entered into an agreement to sell the property and the transaction closed on October 20,2006. The sales price for Redondo II Apartments was $2,012,097, which includes the outstanding mortgage balance of $1,398,585. In addition to the sales price, Redondo II has approximately $385,000 in operating and reserve account balances. The Operating General Partner anticipates returning proceeds to the Investment Partnership of $835,988. Of the proceeds received by the Investment Partnership, $1,850 is anticipated to be paid to BCAMLP for the payment of accrued asset management fees, $7,500 is anticipated to be paid to BCAMLP for expenses incurred, which includes third party legal costs. The estimated remaining proceeds from the sale of $826,638 will be returned to cash reserves held by BCTC Fund LP - Series 2. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the Investment Partnership. After all outstanding obligations of the Investment Partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership which were applied against the Investment Limited Partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the Investment Limited Partnership investment in the Operating Partnership to zero.

Series 3.

As of September 30, 2006 and 2005, the average Qualified Occupancy for the series was 100%. The series had a total of seventeen properties at September 30, 2006, all of which were at 100% Qualified Occupancy.

For the period ended September 30, 2006 and 2005, Series 3 reflects net loss from Operating Partnerships of $(177,330) and $(548,703), respectively, which includes depreciation and amortization of $510,413 and $587,896, respectively.

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

In an attempt to capitalize on the strong California real estate market the Operating General Partner of Hidden Cove Apartments (Hidden Cove) entered into an agreement to sell the property and the transaction closed in May 2003. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. Sale proceeds due to Boston Capital Tax Credit Fund I-Series

3 and Boston Capital Tax Credit Fund III-Series 15 were $1,572,368 and $136,352, respectively. The majority of the sale proceeds were received by the Investment Partnerships in May 2003, and the balance was received in September 2003. Of the proceeds received, $1,240,404 and $107,565, for Series 3 and Series 15, respectively, was distributed to the investors in July 2004. This represented a per BAC distributions of $.430 and $.028 for Series 3 and 15, respectively. The total returned to the investors was distributed based on the number of BACs held by each investor. The amounts for each series, while different in actual dollars, represent the same percentage of return to each Investment Partnership. The remaining proceeds total of $360,750 was paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $10,000 represents reimbursement of expenses incurred related to sale, which includes due diligence, legal and mailing costs; $50,000 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property; and $300,750 represents a partial payment of outstanding Asset Management Fees due to BCAMLP. At the time of the sale, the Operating General Partners retained some funds in an account in the name of the Operating Partnership to cover costs that would be incurred in the process of dissolving the Operating Partnership entity. These funds were not fully utilized and the Investment Limited Partnership share of the remaining funds was paid in April 2005. The totals received were $9,163 for Series 3 and $795 for Series 15. The amounts have been added to each Series available reserves and were recognized in the gain on the sale of the property as of March 31, 2005. Annual losses generated by the Operating Partnership, which were applied against the Investment Limited Partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the Investment Limited Partnership investment in the Operating Partnership to zero for Series 3 and $66,166 for Series 15. Accordingly, a gain on the sale of the property was recorded by Series 3 and Series 15 of $1,535,521 and $28,992, respectively. The gains recorded represented the proceeds received by the Investment Limited Partnership, net of their remaining investment balance, unreimbursed advances to the Operating Partnership and their share of the overhead and expense reimbursement. In the prior year ended, March 31, 2006, $3,990 and $46,010 for Series 15 and Series 3 respectively of the sales proceeds were refunded to BCAMLP to pay accrued asset management fees.

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

In 2003, American Affordable Housing II and BCTC Fund I - Series 3 (the "Investment Limited Partnerships") negotiated the sale of their Investment

Limited Partner interest in Paige Hall, a Minnesota Limited Partnership, to the Operating General Partner for the assumption of the outstanding mortgage balance of approximately $2,591,339 and proceeds to the Investment Limited Partnerships of $150,000. The sale closed on December 19, 2005. Of the total proceeds, $20,000 is for the payment of outstanding reporting fees, and $130,000 will be proceeds for the sale of the Investment Limited Partnerships' interest. In the 10-Q filed for the quarter ended December 31, 2005, it was estimated that of the total proceeds, $27,753 and $22,247, for AAH II and Series 3, respectively, would be distributed to the investors.

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

Series 4

As of September 30, 2006 and 2005, the average Qualified Occupancy for the series was 100%. The series had a total of nine properties at September 30, 2006, all of which were at 100% Qualified Occupancy.

For the period ended September 30, 2006 and 2005, Series 4 reflects net loss from Operating Partnerships of $(379,361) and $(673,420), respectively, which includes depreciation and amortization of $390,146 and $708,422, respectively.

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

Clearview Apartments, LP, (Clear View Apartments) is a 24-unit deal located in Monte Vista, Colorado. Average physical occupancy for 2005 was 83%. Despite low occupancy for the year, the property was still able to operate above breakeven due to low operating expenses. The average occupancy for second quarter 2006 dropped to 80%. In the third quarter physical occupancy continued to drop to 79%. The property suffers from the lack of a qualified applicant pool and insufficient rental assistance. As part of marketing efforts, to stabilize and increase occupancy, on site management maintains close contact with the local housing authority. Additionally, the property is being advertised in local newspapers and flyers are being distributed in local diners and community centers. The Operating General Partner was unsuccessful in its attempt to obtain additional rental assistance from the local housing authority (Rural Development). The property continues to meet current obligations. The tax credit period for this development expired in December 2004 with no extended use provisions. The property has adjusted the rents to reflect the change in program participation but is still subjected to Rural Development loan restrictions. In late 2005 the Investment Limited Partner initiated the negotiation process with the Operating General Partner to purchase the property. The Operating General Partner is reviewing the offer.

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

Shockoe Hill Associates II, LP, (Shockoe Hill II) is a 64-apartment historical-rehab property for seniors located in Richmond, VA. The property consists of one building. The 15-year tax credit compliance period ended in 2004. Late in 2004, the Operating General Partner notified the Investment General Partner that six Low Income Housing Tax Credit apartments were taken off-line due to structural damage caused by termite activity. At the time, occupancy was already low due to ongoing physical issues at the property. After funding over $100,000 to structurally stabilize a portion of the building, the Operating General Partner lacked the funds to continue to address these issues. As a result, the Operating General Partner began to explore the HUD Mark to Market program in an attempt to obtain debt relief. The current amount of the mortgage outstanding is over $1.7 million. An appraisal conducted in October 2005 estimated the value of Shockoe Hill II to be between $1.14 and $1.22 million as improved. In the initial stages of the analysis, the Operating General Partner determined that there was $1,013,313 in required physical repairs including a $500,000 contingency for termite damage of which the extent had not yet been determined. A rental comparability analysis was conducted in April 2005 which determined that market rent for the Richmond area is $350 a month. This is less than the current $468 a month rent at Shockoe Hill making them eligible for a mark to market. The Operating General Partner submitted its findings to HUD in December 2005 and expects to be notified of their eligibility soon. In the meantime, a March 2006 engineering survey determined that the damage is more extensive than previously thought. The Operating General Partner now estimates total repairs to cost closer to $2 million and has lost confidence that the mark to market will generate enough in funding to complete repairs. The Operating General Partner also explored re-syndication to generate funding for repairs. Because of the status of the property as a Section 8 moderate rehab, HUD regulations require forfeiture of the Housing Assistance Payment contract in the event of re-syndication. The Operating General Partner explained that the property could not be supported without this subsidy. The Operating General Partner also explored selling its interests to a non-profit. The Operating General Partner hoped to find a non-profit with a good relationship with Virginia Housing Development Authority that may be able to negotiate a new Housing Assistance Payment contract. To date, no progress has been made by the Operating General Partner or the Investment General Partner in finding a non-profit that would be willing to take over the project. There is currently no firm timeframe for the completion of repairs and the return to service of the damaged apartments because of a lack of funds. The Operating General Partner has funded large deficits to date and does not plan on paying for the required repairs. As a final assessment of potential value or alternate use for the property, the Investment General Partner sent a consultant to Richmond in April 2006 to conduct an analysis of Shockoe Hill II. It was determined that there was little value in Shockoe Hill II to the Partnership beyond the mortgage balance. As a result of the large debt and the Operating General Partner funding to date, the consultant recommended that the Investment Limited Partner transfer its interest in the property to the Operating General Partner at no cost. The Operating General Partner agreed in principle to take over full ownership of Shockoe Hill II. The Investment General Partner is working with the Operating General Partner and attorneys on drafting the required documentation for the transfer of the Investment Limited Partnership interest.

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

In September 2006, the Operating General Partner of New Grand Hotel Associates Limited Partnership entered into an agreement to sell the New Grand Apartments to a non-affiliated entity and the transaction closed on October 31, 2006. The sales price for New Grand Apartments was $3,175,000, which includes the outstanding mortgage balance of approximately $2,957,000, and proceeds to the Investment Partnership of $229,595, which includes the return of funds held in all other depository accounts. Of the total proceeds received by the Investment Limited Partnership, $52,300 represents reimbursements of funds previously advanced by the Investment Limited Partnership and an affiliate of the Investment Limited Partnership, and $70,000 was be paid for outstanding reporting fees due to an affiliate of the Investment Partnership. Of the remaining proceeds $20,000 will be paid to BCAMLP or other related entities for the reimbursement of third party legal costs and the dissolution and final tax return preparation of New Grand Hotel Associates Limited Partnership. The remaining proceeds of $87,295 were returned to cash reserves held by BCTC Fund LP - Series 4. The monies held in cash reserves will be utilized to pay current-operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the Investment Partnership. After all outstanding obligation of the Investment Partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

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

In March 2006, the Operating General Partner of Ault Apartments, A Limited Partnership entered into an agreement to sell the property and the transaction is anticipated to close in the first quarter 2007. The sales price for Ault Apartments is $650,725, which includes the outstanding mortgage balance of approximately $468,409 and proceeds to the Investment Partnership of $136,162. Of the proceeds received by the Investment Partnership, $7,500 is anticipated to be paid to BCAMLP for expenses incurred, which includes third party legal costs. The remaining proceeds from the sale of $128,662 will be returned to cash reserves held by BCTC Fund LP - Series 4. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the Investment Partnership. After all outstanding obligations of the Investment Partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In August 2006, the Operating General Partner of Milliken Apartments, A Limited Partnership entered into an agreement to sell the property and the transaction is anticipated to close in the first quarter 2007. The sales price for Milliken Apartments is $1,095,024, which includes the outstanding mortgage balance of approximately $832,943 and proceeds to the Investment Partnership of $181,311. Of the proceeds received by the Investment Partnership, $7,500 is anticipated to be paid to BCAMLP for expenses incurred, which includes third party legal costs. The remaining proceeds from the sale of $173,811 will be returned to cash reserves held by BCTC Fund LP - Series 4. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the Investment Partnership. After all outstanding obligations of the Investment Partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

Series 5

As of September 30, 2006 and 2005, the average Qualified Occupancy for the series was 100%. The series had a total of four properties at September 30, 2006, all of which were at 100% Qualified Occupancy.

For the period ended September 30, 2006 and 2005, Series 5 reflects net loss from Operating Partnerships of $(11,846) and $(23,940), respectively, which includes depreciation and amortization of $116,182 and $113,299, respectively.

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

Series 6

As of September 30, 2006 and 2005, the average Qualified Occupancy for the series was 100%. The series had a total of eight properties at September 30, 2006, all of which were at 100% Qualified Occupancy.

For the period ended September 30, 2006 and 2005, Series 6 reflects net loss from Operating Partnerships of $(143,543) and $(110,019), respectively, which includes depreciation and amortization of $252,350 and $402,744, respectively.

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

Hillandale Park (Hillandale Commons Limited Partnership) is a 132-unit family development in Lithonia, Georgia, approximately 20 miles from downtown Atlanta. Occupancy suffered in the overheated competition of the Georgia market, hitting a low of 79% in July 2005. Consequently, the property expended ($76,141) in 2005 as revenue fell and the property increased spending on turnover and marketing. The related-party management company hired a Vice President of Marketing and added this property as one of six on a high priority list. Marketing efforts included outreach at job fairs and visitations with local employers. The company also targeted evacuees from Hurricane Katrina. Since executing this plan, occupancy rose averaging 94% in the first three quarters of 2006, and as of September 2006, occupancy is at 95%. The compliance period expired at the end of 2004 and the Operating General Partner is exploring its options to re-syndicate or refinance; either option would include purchasing the Investment Limited Partner's interest. Taxes, insurance and mortgage are current.

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

Based on the guidance of FIN 46R, the Operating Partnerships in which the Partnership invests meet the definition of a VIE. However, management does not consolidate the Partnership's interests in these VIEs under FIN 46R, as it is not considered to be the primary beneficiary. The Partnership currently records the amount of its investment in these partnerships as an asset on the balance sheet, recognizes its share of partnership income or losses in the statement of operations, and discloses how it accounts for material types of these investments in the financial statements.

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

There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended September 30, 2006 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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