Form 10-Q
period 2006-12-31
BOSTON CAPITAL TAX CREDIT FUND LTD PARTNERSHIP
filed 2007-02-23
CIK 835095

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended December 31, 2006

                                             or

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

                   (617) 624-8900

(Registrant's telephone number, including area code)

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
FOR THE QUARTER ENDED DECEMBER 31, 2006

TABLE OF CONTENTS
FOR THE QUARTER ENDED DECEMBER 31, 2006

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

Cash Flows Series 4 33

Cash Flows Series 5 34

Cash Flows Series 6 35

BOSTON CAPITAL TAX CREDIT FUND LIMITED PARTNERSHIP

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2006

TABLE OF CONTENTS (CONTINUED)

Notes to Financial Statements *

Note A Organization 36

Note B Accounting *

Note C Related Party Transactions 37

Note D Investments 39

Statement of operation

Combined Statements Series 1 41

Combined Statements_Series 2 42

Combined Statements Series 3 43

Combined Statements Series 4 44

Combined Statements Series 5 45

Combined Statements Series 6 46

Note E Taxable Loss 47

Liquidity 48

Capital Resources 48

Results of Operations 49

Principal_Accounting_Policies 74

Quantitative_and_Qualitative 75

Controls_and_Procedures 75

Part II Other Information 76

Item 1. Legal Proceedings...................................................................................................................................76

Item 1A. Risk Factors...............................................................................................................................................76

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.....76

Item 3. Defaults Upon Senior Securities.........................................................................................76

Item 4. Submission of Matters to a Vote of Security Holders.............................76

Item 5. Other Information...................................................................................................................................76

Item 6. Exhibits............................................................................................................................................................76

Signatures 77

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

	December 31, 2006 (Unaudited)	March 31, 2006 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	1,971,669	591,583
Other assets	490,541	206

	$ 2,462,210	$ 591,789

LIABILITIES

Accounts payable	$ 198,524	$ -
Accounts payable affiliates (note C)	6,845,332	10,953,190

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 9,800,600 issued and outstanding	(3,744,787)	(9,465,977)
General Partner	(836,859)	(895,424)
	(4,581,646)	(10,361,401)
	$ 2,462,210	$ 591,789

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 1

	December 31, 2006 (Unaudited)	March 31, 2006 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	42,401	52,894
Other assets	-	-

	$ 42,401	$ 52,894

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	2,585,125	2,527,484

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 1,299,900 issued and outstanding	(2,404,464)	(2,337,011)
General Partner	(138,260)	(137,579)
	(2,542,724)	(2,474,590)
	$ 42,401	$ 52,894

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 2

	December 31, 2006 (Unaudited)	March 31, 2006 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	513,701	162,014
Other assets	-	-

	$ 513,701	$ 162,014

LIABILITIES

Accounts payable	$ 174,324	$ -
Accounts payable affiliates (note C)	180,490	782,518

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 830,300 issued and outstanding	223,758	(547,839)
General Partner	(64,871)	(72,665)
	158,887	(620,504)
	$ 513,701	$ 162,014

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 3

	December 31, 2006 (Unaudited)	March 31, 2006 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	108,121	223,404
Other assets	74,255	-

	$ 182,376	$ 223,404

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	2,689,837	2,974,205

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 2,882,200 issued and outstanding	(2,249,568)	(2,490,475)
General Partner	(257,893)	(260,326)
	(2,507,461)	(2,750,801)
	$ 182,376	$ 223,404

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 4

	December 31, 2006 (Unaudited)	March 31, 2006 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	441,722	957
Other assets	206	206

	$ 441,928	$ 1,163

LIABILITIES

Accounts payable	$ 20,000	$ -
Accounts payable affiliates (note C)	937,285	2,599,101

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 2,995,300 issued and outstanding	(262,041)	(2,323,796)
General Partner	(253,316)	(274,142)
	(515,357)	(2,597,938)
	$ 441,928	$ 1,163

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 5

	December 31, 2006 (Unaudited)	March 31, 2006 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	19,526	32,651
Other assets	-	-

	$ 19,526	$ 32,651

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	427,823	402,948

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 489,900 issued and outstanding	(362,464)	(324,844)
General Partner	(45,833)	(45,453)
	(408,297)	(370,297)
	$ 19,526	$ 32,651

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 6

	December 31, 2006 (Unaudited)	March 31, 2006 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	846,198	119,663
Other assets	416,080	-

	$ 1,262,278	$ 119,663

LIABILITIES

Accounts payable	$ 4,200	$ -
Accounts payable affiliates (note C)	24,772	1,666,934

PARTNERS CAPITAL

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 1,303,000 issued and outstanding	1,309,992	(1,442,012)
General Partner	(76,686)	(105,259)
	1,233,306	(1,547,271)
	$ 1,262,278	$ 119,663

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

	2006	2005

Income
Interest income	$ 14,964	$ 1,656
Miscellaneous income	-	26,274
	14,964	27,930

Share of income (loss) from Operating Partnerships(Note D)	1,511,602	1,155,592

Expenses
Professional fees	21,017	3,630
Partnership management fees (Note C)	(14,395)	78,440
General and administrative fees	25,944	24,275
	32,566	106,345

NET INCOME/(LOSS)	$ 1,494,000	$ 1,077,177

Net income (loss) allocated to assignees	$ 1,479,059	$ 1,066,406

Net income (loss) allocated to general partner	$ 14,941	$ 10,771

Net income (loss) per BAC	$ .15	$ .11

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 1

	2006	2005

Income
Interest income	$ 321	$ 277
Miscellaneous income	-	25,043
	321	25,320

Share of income (loss) from Operating Partnerships(Note D)	-	(4,445)

Expenses
Professional fees	3,527	546
Partnership management fees (Note C)	9,074	25,928
General and administrative fees	3,958	8,004
	16,559	34,478

NET INCOME/(LOSS)	$ (16,238)	$ (13,603)

Net income (loss) allocated to assignees	$ (16,076)	$ (13,467)

Net income (loss) allocated to general partner	$ (162)	$ (136)

Net income (loss) per BAC	$ (.01)	$ (.01)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 2

	2006	2005

Income
Interest income	$ 5,376	$ 156
Miscellaneous income	-	-
	5,376	156

Share of income (loss) from Operating Partnerships(Note D)	826,565	-

Expenses
Professional fees	2,644	369
Partnership management fees (Note C)	9,849	8,231
General and administrative fees	3,261	2,510
	15,754	11,110

NET INCOME/(LOSS)	$ 816,187	$ (10,954)

Net income (loss) allocated to assignees	$ 808,025	$ (10,844)

Net income (loss) allocated to general partner	$ 8,162	$ (110)

Net income (loss) per BAC	$ .97	$ (.01)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 3

	2006	2005

Income
Interest income	$ 715	$ 216
Miscellaneous income	-	-
	715	216

Share of income (loss) from Operating Partnerships(Note D)	83,161	53,393

Expenses
Professional fees	5,188	1,136
Partnership management fees (Note C)	15,489	14,341
General and administrative expenses	6,399	4,888
	27,076	20,365

NET INCOME/(LOSS)	$ 56,800	$ 33,244

Net income (loss) allocated to assignees	$ 56,232	$ 32,912

Net income (loss) allocated to general partner	$ 568	$ 332

Net income (loss) per BAC	$ .02	$ .01

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 4

	2006	2005

Income
Interest income	$ 2,413	$ 806
Miscellaneous income	-	-
	2,413	806

Share of income (loss) from Operating Partnerships(Note D)	139,596	1,106,644

Expenses
Professional fees	4,169	723
Partnership management fees (Note C)	(54,371)	(2,562)
General and administrative fees	5,695	4,498
	(44,507)	2,659

NET INCOME/(LOSS)	$ 186,516	$ 1,104,791

Net income (loss) allocated to assignees	$ 184,651	$ 1,093,743

Net income (loss) allocated to general partner	$ 1,865	$ 11,048

Net income (loss) per BAC	$ .06	$ 0.37

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 5

	2006	2005

Income
Interest income	$ 160	$ 40
Miscellaneous income	-	-
	160	40

Share of income (loss) from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	2,223	251
Partnership management fees (Note C)	8,164	8,196
General and administrative fees	2,791	1,868
	13,178	10,315

NET INCOME/(LOSS)	$ (13,018)	$ (10,275)

Net income (loss) allocated to assignees	$ (12,888)	$ (10,172)

Net income (loss) allocated to general partner	$ (130)	$ (103)

Net income (loss) per BAC	$ (.03)	$ (.02)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 6

	2006	2005

Income
Interest income	$ 5,979	$ 161
Miscellaneous income	-	1,231
	5,979	1,392

Share of income (loss) from Operating Partnerships(Note D)	462,280	-

Expenses
Professional fees	3,266	605
Partnership management fees (Note C)	(2,600)	24,306
General and administrative expenses	3,840	2,507
	4,506	27,418

NET INCOME/(LOSS)	$ 463,753	$ (26,026)

Net income (loss) allocated to assignees	$ 459,115	$ (25,766)

Net income (loss) allocated to general partner	$ 4,638	$ (260)

Net income (loss) per BAC	$ .35	$ (.02)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

	2006	2005

Income
Interest income	$ 23,911	$ 10,689
Miscellaneous income	10,209	26,274
	34,120	36,963

Share of income (loss) from Operating Partnerships(Note D)	6,026,790	1,489,733

Expenses
Professional fees	86,383	101,476
Partnership management fees (Note C)	79,656	349,766
General and administrative fees	38,392	136,239
	204,431	587,481

NET GAIN/(LOSS)	$ 5,856,479	$ 939,215

Net income (loss) allocated to assignees	$ 5,797,914	$ 929,823

Net income (loss) allocated to general partner	$ 58,565	$ 9,392

Net income (loss) per BAC	$ .59	$ 0.10

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 1

	2006	2005

Income
Interest income	$ 607	$ 681
Miscellaneous income	-	25,043
	607	25,724

Share of income (loss) from Operating Partnerships(Note D)	-	80,824

Expenses
Professional fees	14,770	16,531
Partnership management fees (Note C)	47,814	74,258
General and administrative fees	6,157	38,027
	68,741	128,816

NET GAIN/(LOSS)	$ (68,134)	$ (22,268)

Net income (loss) allocated to assignees	$ (67,453)	$ (22,045)

Net income (loss) allocated to general partner	$ (681)	$ (223)

Net income (loss) per BAC	$ (.05)	$ (.02)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 2

	2006	2005

Income
Interest income	$ 6,226	$ 1,158
Miscellaneous income	-	-
	6,226	1,158

Share of income (loss) from Operating Partnerships(Note D)	826,565	223,779

Expenses
Professional fees	11,536	12,839
Partnership management fees	36,783	29,073
General and administrative fees	5,081	10,519
	53,400	52,431

NET GAIN/(LOSS)	$ 779,391	$ 172,506

Net income (loss) allocated to assignees	$ 771,597	$ 170,781

Net income (loss) allocated to general partner	$ 7,794	$ 1,725

Net income (loss) per BAC	$ .93	$ .21

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 3

	2006	2005

Income
Interest income	$ 1,928	$ 1,953
Miscellaneous income	2,129	-
	4,057	1,953

Share of income (loss) from Operating Partnerships(Note D)	319,161	53,393

Expenses
Professional fees	18,838	24,638
Partnership management fees (Note C)	50,989	76,143
General and administrative expenses	10,051	46,865
	79,878	147,646

NET GAIN/(LOSS)	$ 243,340	$ (92,300)

Net income (loss) allocated to assignees	$ 240,907	$ (91,377)

Net income (loss) allocated to general partner	$ 2,433	$ (923)

Net income (loss) per BAC	$ .08	$ (.03)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 4

	2006	2005

Income
Interest income	$ 4,683	$ 1,755
Miscellaneous income	-	-
	4,683	1,755

Share of income (loss) from Operating Partnerships(Note D)	2,040,711	1,121,769

Expenses
Professional fees	17,430	20,565
Partnership management fees (Note C)	(61,535)	72,396
General and administrative fees	6,918	23,576
	(37,187)	116,537

NET GAIN/(LOSS)	$ 2,082,581	$ 1,006,987

Net income (loss) allocated to assignees	$ 2,061,755	$ 996,917

Net income (loss) allocated to general partner	$ 20,826	$ 10,070

Net income (loss) per BAC	$ .69	$ .33

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 5

	2006	2005

Income
Interest income	$ 334	$ 147
Miscellaneous income	-	-
	334	147

Share of income (loss) from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	9,694	10,873
Partnership management fees (Note C)	24,313	23,778
General and administrative fees	4,327	3,626
	38,334	38,277

NET GAIN/(LOSS)	$ (38,000)	$ (38,130)

Net income (loss) allocated to assignees	$ (37,620)	$ (37,749)

Net income (loss) allocated to general partner	$ (380)	$ (381)

Net income (loss) per BAC	$ (.08)	$ (.08)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 6

	2006	2005

Income
Interest income	$ 10,133	$ 4,995
Miscellaneous income	8,080	1,231
	18,213	6,226

Share of income (loss) from Operating Partnerships(Note D)	2,840,353	9,968

Expenses
Professional fees	14,115	16,030
Partnership management fees (Note C)	(18,708)	74,118
General and administrative expenses	5,858	13,626
	1,265	103,774

NET GAIN/(LOSS)	$ 2,857,301	$ (87,580)

Net income (loss) allocated to assignees	$ 2,828,728	$ (86,704)

Net income (loss) allocated to general partner	$ 28,573	$ (876)

Net income (loss) per BAC	$ 2.17	$ (.07)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine Months Ended December 31,
(Unaudited)

	Limited Partners	General Partner	Total

Partners' capital (deficit) April 1, 2006	$(9,465,977)	$ (895,424)	$(10,361,401)

Distributions	(76,724)	-	(76,724)

Net income (loss)	5,797,914	58,565	5,856,479

Partners' capital (deficit), December 31, 2006	$(3,744,787)	$ (836,859)	$ (4,581,646)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine Months Ended December 31,
(Unaudited)

	Limited Partners	General Partner	Total
Series 1
Partners' capital (deficit) April 1, 2006	$(2,337,011)	$ (137,579)	$(2,474,590)

Distributions	-	-	-

Net income (loss)	(67,453)	(681)	(68,134)

Partners' capital (deficit), December 31, 2006	$(2,404,464)	$ (138,260)	$(2,542,724)

Series 2
Partners' capital (deficit) April 1, 2006	$ (547,839)	$ (72,665)	$ (620,504)

Distributions	-	-	-

Net income (loss)	771,597	7,794	779,391

Partners' capital (deficit), December 31, 2006	$ 223,758	$ (64,871)	$ 158,887

The accompanying notes are an integral part of these statements.

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine Months Ended December 31,
(Unaudited)

	Limited Partners	General Partner	Total
Series 3
Partners' capital (deficit) April 1, 2006	$(2,490,475)	$ (260,326)	$(2,750,801)

Distributions	-	-	-

Net income (loss)	240,907	2,433	243,340

Partners' capital (deficit), December 31, 2006	$(2,249,568)	$ (257,893)	$(2,507,461)

Series 4
Partners' capital (deficit) April 1, 2006	$(2,323,796)	$ (274,142)	$(2,597,938)

Distributions	-	-	-

Net income (loss)	2,061,755	20,826	2,082,581

Partners' capital (deficit), December 31, 2006	$ (262,041)	$ (253,316)	$ (515,357)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine Months Ended December 31,
(Unaudited)

	Limited Partners	General Partner	Total
Series 5
Partners' capital (deficit) April 1, 2006	$ (324,844)	$ (45,453)	$ (370,297)

Distributions	-	-	-

Net income (loss)	(37,620)	(380)	(38,000)

Partners' capital (deficit), December 31, 2006	$ (362,464)	$ (45,833)	$ (408,297)

Series 6
Partners' capital (deficit) April 1, 2006	$(1,442,012)	$ (105,259)	$(1,547,271)

Distributions	(76,724)	-	(76,724)

Net income (loss)	2,828,728	28,573	2,857,301

Partners' capital (deficit), December 31, 2006	$ 1,309,992	$ (76,686)	$ 1,233,306

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS
Nine Months Ended December 31,
(Unaudited)

	2006	2005
Cash flows from operating activities:

Net Income (Loss)	$ 5,856,479	$ 939,215
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	-	-
Share of (Income) Loss from Operating Partnerships	(6,026,790)	(1,489,733)
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	198,524	61,000
Increase (Decrease) in accounts payable affiliates	(4,107,858)	(717,256)
Decrease (Increase) in other assets	-	638,322

Net cash (used in) provided by operating activities	(4,079,645)	(568,452)

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	5,536,455	1,489,733

Net cash (used in) provided by investing activity	5,536,455	1,489,733

Cash flows from financing activity:

Distributions	(76,724)	(3,134,588)

Net cash (used in) provided by financing activity	(76,724)	(3,134,588)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,380,086	(2,213,307)

Cash and cash equivalents, beginning	591,583	3,859,352

Cash and cash equivalents, ending	$ 1,971,669	$ 1,646,045

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 1

	2006	2005
Cash flows from operating activities:

Net Income (Loss)	$ (68,134)	$ (22,268)
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	-	-
Share of (Income) Loss from Operating Partnerships	-	(80,824)
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	-	-
Increase (Decrease) in accounts payable affiliates	57,641	(69,114)
Decrease (Increase) in other assets	-	144,183

Net cash (used in) provided by operating activities	(10,493)	(28,023)

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	-	80,824

Net cash (used in) provided by investing activity	-	80,824

Cash flows from financing activity:

Distributions	-	(39,131)

Net cash (used in) provided by financing activity	-	(39,131)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,493)	13,670

Cash and cash equivalents, beginning	52,894	71,069

Cash and cash equivalents, ending	$ 42,401	$ 84,739

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 2

	2006	2005
Cash flows from operating activities:

Net Income (Loss)	$ 779,391	$ 172,506
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	-	-
Share of (Income) Loss from Operating Partnerships	(826,565)	(223,779)
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	174,324	-
Increase (Decrease) in accounts payable affiliates	(602,028)	(406,882)
Decrease (Increase) in other assets	-	150,000

Net cash (used in) provided by operating activities	(474,878)	(308,155)

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	826,565	223,779

Net cash (used in) provided by investing activity	826,565	223,779

Cash flows from financing activity:

Distributions	-	(288,242)

Net cash (used in) provided by financing activity	-	(288,242)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	351,687	(372,618)

Cash and cash equivalents, beginning	162,014	535,504

Cash and cash equivalents, ending	$ 513,701	$ 162,886

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 3

	2006	2005
Cash flows from operating activities:

Net Income (Loss)	$ 243,340	$ (92,300)
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	-	-
Share of (Income) Loss from Operating Partnerships	(319,161)	(53,393)
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	-	-
Increase (Decrease) in accounts payable affiliates	(284,368)	(48,801)
Decrease (Increase) in other assets	-	285,634

Net cash (used in) provided by operating activities	(360,189)	91,140

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	244,906	53,393

Net cash (used in) provided by investing activity	244,906	53,393

Cash flows from financing activity:

Distributions	-	(316,439)

Net cash (used in) provided by financing activity	-	(316,439)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(115,283)	(171,906)

Cash and cash equivalents, beginning	223,404	431,862

Cash and cash equivalents, ending	$ 108,121	$ 259,956

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 4

	2006	2005
Cash flows from operating activities:

Net Income (Loss)	$ 2,082,581	$ 1,006,987
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	-	-
Share of (Income) Loss from Operating Partnerships	(2,040,711)	(1,121,769)
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	20,000	61,000
Increase (Decrease) in accounts payable affiliates	(1,661,816)	(234,766)
Decrease (Increase) in other assets	-	35,441

Net cash (used in) provided by operating activities	(1,599,946)	(253,107)

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	2,040,711	1,121,769

Net cash (used in) provided by investing activity	2,040,711	1,121,769

Cash flows from financing activity:

Distributions	-	(111,845)

Net cash (used in) provided by financing activity	-	(111,845)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	440,765	756,817

Cash and cash equivalents, beginning	957	215,822

Cash and cash equivalents, ending	$ 441,722	$ 972,639

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 5

	2006	2005
Cash flows from operating activities:

Net Income (Loss)	$ (38,000)	$ (38,130)
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	-	-
Share of (Income) Loss from Operating Partnerships	-	-
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	-	-
Increase (Decrease) in accounts payable affiliates	24,875	24,876
Decrease (Increase) in other assets	-	-

Net cash (used in) provided by operating activities	(13,125)	(13,254)

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	-	-

Net cash (used in) provided by investing activity	-	-

Cash flows from financing activity:

Distributions	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(13,125)	(13,254)

Cash and cash equivalents, beginning	32,651	52,994

Cash and cash equivalents, ending	$ 19,526	$ 39,740

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 6

	2006	2005
Cash flows from operating activities:

Net Income (Loss)	$ 2,857,301	$ (87,580)
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	-	-
Share of (Income) Loss from Operating Partnerships	(2,840,353)	(9,968)
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	4,200	-
Increase (Decrease) in accounts payable affiliates	(1,642,162)	17,431
Decrease (Increase) in other assets	-	23,064

Net cash (used in) provided by operating activities	(1,621,014)	(57,053)

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	2,424,273	9,968

Net cash (used in) provided by investing activity	2,424,273	9,968

Cash flows from financing activity:

Distributions	(76,724)	(2,378,931)

Net cash (used in) provided by financing activity	(76,724)	(2,378,931)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	726,535	(2,426,016)

Cash and cash equivalents, beginning	119,663	2,552,101

Cash and cash equivalents, ending	$ 846,198	$ 126,085

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS
December 31, 2006

(Unaudited)

NOTE A - ORGANIZATION

Boston Capital Tax Credit Fund Limited Partnership (the "Partnership") was formed under the laws of the State of Delaware as of September 1, 1988, for the purpose of acquiring, holding, and disposing of limited partnership interests in operating partnerships which have acquired, developed, rehabilitated, operate and own newly constructed, existing or rehabilitated low-income apartment complexes ("Operating Partnerships"). On August 22, 1988, American Affordable Housing VI Limited Partnership changed its name to Boston Capital Tax Credit Fund Limited Partnership. Effective as of June 1, 2001 there was a restructuring, and as a result, the Partnership's general partner was reorganized as follows. The general partner of the Partnership continues to be Boston Capital Associates Limited Partnership, a Massachusetts limited partnership. The general partner, of the general partner of the Partnership, is BCA Associates Limited Partnership, a Massachusetts limited partnership, whose sole general partner is C&M Management, Inc., a Massachusetts corporation and whose limited partners are Herbert F. Collins and John P. Manning. Mr. Manning is the principal of Boston Capital Partners, Inc. The limited partner of the general partner is Capital Investment Holdings, a general partnership whose partners are officers and employees of Boston Capital Partners, Inc. and its affiliates. The assignor limited partner is BCTC Assignor Corp., a Delaware corporation which is now wholly-owned by John P. Manning.

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
December 31, 2006
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of December 31, 2006 for the nine months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Partnership in acquiring the investments in Operating Partnerships are capitalized to the investment account. The Partnership's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's Annual Report on Form 10-K.

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has entered into several transactions with various affiliates of the general partner of the Partnership, including Boston Capital Holdings LP, Boston Capital Partners, Inc. and Boston Capital Asset Management Limited Partnership.

Accounts payable - affiliates at December 31, 2006 and 2005 represents accrued general and administrative expenses, accrued partnership management fees, and advances from an affiliate of the general partner of the Partnership, which are payable to Boston Capital Holdings LP and Boston Capital Asset Management Limited Partnership.

General and administrative expenses incurred by Boston Capital Holdings LP and Boston Capital Asset Management Limited Partnership were charged to each series' operations for the quarters ended December 31, 2006 and 2005 as follows:

	2006	2005
Series 1	$ 3,601	$ 1,964
Series 2	2,938	1,642
Series 3	5,679	3,041
Series 4	4,781	2,482
Series 5	2,432	1,410
Series 6	3,409	1,995

	$ 22,840	$ 12,534

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2006
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

An annual partnership management fee based on .375 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. Since reporting fees collected by the series were added to reserves and not paid to Boston Capital Asset Management Limited Partnership, the amounts accrued are not net of reporting fees received. The partnership management fee accrued for the quarters ended December 31, 2006 and 2005 are as follows:

	2006	2005

Series 1	$ 13,073	$ 26,928
Series 2	12,930	14,826
Series 3	21,135	24,210
Series 4	15,629	33,438
Series 5	8,292	8,292
Series 6	14,200	24,906

	$ 85,259	$132,600

The partnership management fee accrued for the nine months ended December 31, 2006 and 2005 are as follows:

	2006	2005

Series 1	$ 53,074	$ 95,646
Series 2	42,580	44,477
Series 3	64,085	88,812
Series 4	58,130	108,396
Series 5	24,875	24,875
Series 6	48,932	74,718

	$291,676	$436,924

As of December 31, 2006 and 2005, an affiliate of the general partner of the Partnership advanced a total of $733,735 and $731,435, respectively, to the Partnership to pay various operating expenses of the Partnership, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. Below is a summary, by series, of the total advances made to date.

	2006	2005
Series 1	$ 77,000	$ 77,000
Series 2	85,000	85,000
Series 3	356,920	356,920
Series 4	214,815	212,515
	$733,735	$731,435

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships.

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At December 31, 2006 and 2005, the Partnership had limited partnership interests in 48 and 57 Operating Partnerships, respectively, which own operating apartment complexes as follows:

Series	2006	2005
1	8	9
2	5	6
3	16	18
4	8	10
5	4	4
6	7	10
	48	57

Under the terms of the Partnership's investment in each Operating Partnership, the Partnership was required to make capital contributions to the Operating Partnerships. These contributions were payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. At December 31, 2006 and 2005, all capital contributions had been paid.

During the nine months ended December 31, 2006 the Partnership disposed of eight of the Operating Partnerships. A summary of the dispositions by Series for December 31, 2006 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Partnership Proceeds from Disposition *	Gain/(Loss) on Disposition
Series 1	-	-	$-	$-
Series 2	-	1	826,565	826,565
Series 3	-	2	244,906	319,161
Series 4	-	2	2,040,711	2,040,711
Series 5	-	-	-	-
Series 6	-	3	2,424,273	2,840,353
Total	-	8	$5,536,455	$6,026,790

* Partnership proceeds from disposition does not include the following amounts recorded as receivable at December 31, 2006, $74,255 for Series 3, and $416,080 for Series 6.

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
December 31, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (CONTINUED)

During the nine months ended December 31, 2005 the Partnership disposed of seven of the Operating Partnerships and received additional proceeds from an Operating Partnership which was disposed of in the prior year. A summary of the dispositions by Series for December 31, 2005 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Partnership Proceeds from Disposition *	Gain/(Loss) on Disposition
Series 1	-	3	$225,007	$80,824
Series 2	-	1	223,779	223,779
Series 3	-	1	339,027	53,393
Series 4	-	2	1,207,210	1,121,769
Series 5	-	-	-	-
Series 6	-	-	33,032	9,968
Total	-	7	$2,028,055	$1,489,733

* Partnership proceeds from disposition includes additional proceeds received for a sale of an Operating Partnership recorded as of March 31, 2005, of $15,125 for Series 4 and $9,968 for Series 6. Partnership proceeds from disposition also includes the following amounts recorded as receivable at March 31, 2005 but received as of December 31, 2005, $144,183 for Series 1, $285,634 for Series 3, $85,441 for Series 4, and $23,064 for Series 6.

The gain (loss) described above is for financial statement purposes only. There are significant differences between the equity method of accounting and the tax reporting of income and losses from Operating Partnership investments. The largest difference is the ability, for tax purposes, to deduct losses in excess of the Partnership's investment in the Operating Partnership. As a result, the amount of gain recognized for tax purposes may be significantly higher than the gain recorded in the financial statements.

The Partnership's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the nine months ended September 30, 2006.

The combined unaudited summarized statements of operations of the Operating Partnerships for the nine months ended September 30, 2006 and 2005 are as follows:

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS
December 31, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months ended September 30,
(Unaudited)

Series 1

	2006	2005

Revenues
Rental	$ 1,562,239	$ 2,234,085
Interest and other	132,068	195,781

	1,694,307	2,429,866

Expenses
Interest	358,006	634,952
Depreciation and amortization	356,435	365,590
Operating expenses	1,363,247	2,366,786
	2,077,688	3,367,328

NET LOSS	$ (383,381)	$ (937,462)

Net income (loss) allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (379,547)	$ (928,087)

Net loss allocated to other Partners	$ (3,834)	$ (9,375)

* Amounts include $379,547 and $928,087 for 2006 and 2005, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months ended September 30,
(Unaudited)

Series 2

	2006	2005

Revenues
Rental	$ 1,376,091	$ 1,469,248
Interest and other	57,486	51,035

	1,433,577	1,520,283

Expenses
Interest	220,059	175,833
Depreciation and amortization	269,160	313,188
Operating expenses	1,028,560	1,133,854
	1,517,779	1,622,875

NET LOSS	$ (84,202)	$ (102,592)

Net income (loss) allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (83,360)	$ (101,566)

Net loss allocated to other Partners	$ (842)	$ (1,026)

* Amounts include $83,360 and $101,566 for 2006 and 2005, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months ended September 30,
(Unaudited)

Series 3
	2006	2005

Revenues
Rental	$ 2,770,914	$ 2,999,254
Interest and other	63,451	384,142

	2,834,365	3,383,396

Expenses
Interest	401,509	534,117
Depreciation and amortization	748,521	879,921
Operating expenses	1,947,180	2,555,473
	3,097,210	3,969,511

NET LOSS	$ (262,845)	$ (586,115)

Net income (loss) allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (260,217)	$ (580,254)

Net loss allocated to other partners	$ (2,628)	$ (5,861)

* Amounts include $260,217 and $580,254 for 2006 and 2005, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months ended September 30,
(Unaudited)

Series 4

	2006	2005

Revenues
Rental	$ 1,676,623	$ 3,764,285
Interest and other	29,409	161,774

	1,706,032	3,926,059

Expenses
Interest	531,372	1,111,364
Depreciation and amortization	531,127	1,064,647
Operating expenses	1,117,856	2,693,509
	2,180,355	4,869,520

NET LOSS	$ (474,323)	$ (943,461)

Net income (loss) allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (469,580)	$ (934,026)

Net loss allocated to other Partners	$ (4,743)	$ (9,435)

* Amounts include $469,580 and $934,026 for 2006 and 2005, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months ended September 30,
(Unaudited)

Series 5
	2006	2005

Revenues
Rental	$ 663,189	$ 661,453
Interest and other	40,009	35,728

	703,198	697,181

Expenses
Interest	76,982	55,598
Depreciation and amortization	147,395	170,686
Operating expenses	504,368	533,043
	728,745	759,327

NET LOSS	$ (25,547)	$ (62,146)

Net income (loss) allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (25,292)	$ (61,525)

Net loss allocated to other Partners	$ (255)	$ (621)

* Amounts include $25,292 and $61,525 for 2006 and 2005, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months ended September 30,
(Unaudited)

Series 6
	2006	2005

Revenues
Rental	$ 1,284,890	$ 2,513,033
Interest and other	71,722	94,842

	1,356,612	2,607,875

Expenses
Interest	257,325	434,629
Depreciation and amortization	343,887	600,570
Operating expenses	926,195	1,927,318
	1,527,407	2,962,517

NET INCOME (LOSS)	$ (170,795)	$ (354,642)

Net income (loss) allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (169,087)	$ (351,096)

Net loss allocated to other Partners	$ (1,708)	$ (3,546)

* Amounts include $169,087 and $351,096 for 2006 and 2005, respectively, of loss not recognized under the equity method of accounting.

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

December 31, 2006
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

The Partnership is currently accruing the annual partnership management fee. Partnership management fees accrued during the quarter ended December 31, 2006 were $85,259 and total partnership management fees accrued as of December 31, 2006 were $5,798,645. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Partnership receives sales or refinancing proceeds from Operating Partnerships, which will be used to satisfy these liabilities.

The Partnership has also recorded other payables to affiliates of $1,046,687. The amount consists of advances to pay third party operating expenses of the Partnership, advances and/or loans to Operating Partnerships, accrued overhead allocations, accrued overhead and expenses incurred for overseeing and managing the disposition of the properties. The breakout between series are $133,061 in Series 1, $143,472 in Series 2, $467,987 in Series 3, and $302,167 in Series 4. These and any future advances or accruals will be paid, without interest, from available cash flow, reporting fees, or proceeds of sales or refinancing of the Partnership's interest in Operating Partnerships.

Capital Resources

The Partnership offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on August 29, 1988. The Partnership received and accepted subscriptions for $97,746,940 representing 9,800,600 BACs from investors admitted as BAC Holders in Series 1 through Series 6 of the Partnership. Offers and sales of BACs in Series 1 through Series 6 of the Partnership were completed and the last of the BACs in Series 6 were issued by the Partnership on September 29, 1989. At December 31, 2006 and 2005 the Partnership had limited partnership equity interests in 48 and 57 Operating Partnerships, respectively.

As of December 31, 2006 the Partnership had $1,971,669 remaining in cash and cash equivalents. Below is a table, which provides, by series, the equity raised, number of BACs sold, final date BACs were offered, number of properties acquired, and cash and cash equivalents. $174,324 of Series 2, $20,000 of Series 4, and $4,600 of Series 6, cash and cash equivalents represent proceeds being held from the sale of two Operating Partnerships as of December 31, 2006.
Series	Equity	BACs	Final Close Date	Number of Properties	Proceeds Remaining
1	$12,999,000	1,299,900	12/18/88	8	$ 42,401
2	8,303,000	830,300	03/30/89	5	513,701
3	28,822,000	2,882,200	03/14/89	16	108,121
4	29,788,160	2,995,300	07/07/89	8	441,722
5	4,899,000	489,900	08/22/89	4	19,526
6	12,935,780	1,303,000	09/29/89	7	846,198

	$97,746,940	9,800,600		48	$1,971,669

Results of Operations

At December 31, 2006 and 2005 the Partnership held limited partnership interests in 48 and 57 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which initially complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Partnership believes that there is adequate casualty insurance on the properties.

The Partnership incurs an annual partnership management fee to the general partner of the Partnership and/or its affiliates in an amount equal to 0.375% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various partnership management and reporting fees paid by the Operating Partnerships. The annual partnership management fee is currently being accrued. It is anticipated that outstanding fees will be repaid from sale or refinancing proceeds. The annual partnership management fee charged to operations for the quarters ended December 31, 2006 and 2005, net of reporting fees received, were $(14,395) and $78,440, respectively.

During the nine months ended the annual partnership management fee charged to operations for December 31, 2006 and 2005, net of reporting fees received were $79,656 and $349,766, respectively. During the nine months ended December 31, 2006 and 2005, the Partnership received $212,020 and $87,158, respectively, of reporting fees from the Operating Partnerships. The partnership management fees received, by series, are as follows:

	2006	2005

Series 1	$ 5,260	$ 21,388
Series 2	5,797	15,404
Series 3	13,096	12,668
Series 4	119,665	36,000
Series 5	562	1,098
Series 6	67,640	600

	$ 212,020	$ 87,158

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

Series 1

As of December 31, 2006 and 2005, the average Qualified Occupancy for the series was 100%. The series had a total of eight properties at December 31, 2006, all of which were at 100% Qualified Occupancy.

For the period ended December 31, 2006 and 2005, Series 1 reflects net loss from Operating Partnerships of $(383,381) and $(937,462), respectively, which includes depreciation and amortization of $356,435 and $365,590, respectively.

Genesee Commons Associates (River Park Commons) is a 402-unit property located in Rochester, New York. The compliance period ended in 2003. On March 29, 2006 the investment limited partnership transferred its interest in Genesee Commons to an affiliate of the operating general partner for the assumption of the outstanding mortgage balance of $14,081,723 and proceeds to the investment limited partnership of $10. Proceeds from the sale of the asset of $10 will be returned to cash reserves held by Series 1. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the property was recorded of $10 as of March 31, 2006.

Kingston Property Associates (Broadway East Townhouses) is a 122-unit property located in Kingston, New York. Effective July 2003, the operating general partner interest for Kingston Property Associates Limited Partnership was sold from TFG/New York Properties, Inc. to Kingston Winn Limited Partnership. Also, the management company changed from The Finch Group to an affiliate of the new operating general partner, Winn Residential. The lender and the new operating general partner have entered into a Forbearance Agreement, dated July 16, 2003, which prevents the lender from filing a foreclosure action or accelerating the indebtedness, provided the new operating general partner follows the terms outlined in the Agreement. To date, the new operating general partner is in compliance with the terms of the Agreement. The new operating general partner applied for an allocation of Low Income Housing Tax Credits ("LIHTCs") in 2003 but did not receive an allocation. They re-applied in March 2004 and received an allocation of LIHTCs. The new operating general partner resyndicated the property on August 31, 2005 at which time the investment limited partnership received proceeds of $27,940. The proceeds received were paid to Boston Capital Asset Management Limited Partnership for outstanding asset management fees. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the property was recorded of $27,940 as of September 30, 2005.

Townhomes of Minnehaha, (Minnehaha Court Apartments) is a 24-unit property located in St. Paul, Minneapolis. On August 17, 2005, the Townhomes of Minnehaha sold Minnehaha Court Apartments to a non-affiliated entity for $1,360,000 and proceeds to the investment limited partnership of $109,009, which includes the return of the replacement reserve funds and liquidation of all other depository accounts. Of the total proceeds received, $39,285 and $10,044 represents a reimbursement of funds previously advanced to the Operating Partnership by an affiliate of the investment limited partnership and the investment limited partnership, respectively, $23,715 was paid to Boston Capital Asset Management Limited Partnership for outstanding reporting fees, and $26,965 is for payment of outstanding asset management fees due to an affiliate of the investment limited partnership. The remaining proceeds of $9,000 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The amount paid represents reimbursement for expenses incurred related to the sale, which includes legal costs. Annual losses generated by the Operating Partnership were applied against the investment limited partnership's investment in the Operating Partnership and to advances made to the Operating Partnership in accordance with the equity method of accounting. Accordingly, a gain on the sale of the property was recorded of $33,759 as of September 30, 2005.

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

In December 2004, Series 1 sold its investment limited partner interest in Bolivar Manor to the operating general partner for his assumption of the outstanding mortgage balance of $863,521 and proceeds to the investment limited partnership of $1. The investment limited partnership proceeds actually represented a partial payment of reporting fees due to an affiliate of the investment limited partnership and have not been recorded as proceeds from the sale of the Operating Partnership. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain or loss on the sale of the investment limited partner interest has been recorded.

In December 2004, Series 1 sold its investment limited partner interest in Conneaut Limited to the operating general partner for his assumption of the outstanding mortgage balance of $1,147,562 and proceeds to the investment limited partnership of $6,079. The investment limited partnership proceeds actually represented a partial payment of reporting fees due to an affiliate of the investment limited partnership and have not been recorded as proceeds from the sale of the Operating Partnership. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain or loss on the sale of the investment limited partner interest has been recorded.

In December 2004, Series 1 sold its investment limited partner interest in Geneva Limited to the operating general partner for his assumption of the outstanding mortgage balance of $1,163,436 and proceeds to the investment limited partnership of $6,079. The investment limited partnership proceeds actually represented a partial payment of reporting fees due to an affiliate of the investment limited partnership and have not been recorded as proceeds from the sale of the Operating Partnership. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain or loss on the sale of the investment limited partner interest has been recorded.

Briarwood Apartments of Vero Beach (Briarwood Apartments) is a 45-unit property located in Vero Beach, FL. As a result of the hurricanes that passed through Florida in 2004 the property had sustained roof damage which resulted in drywall and carpet damage in five units. The five damaged units could not be rented and as a result occupancy was low in 2005, only averaging 80%. The property operated below breakeven in 2005 due to reduced rental income and concessions that were made to residents with damaged units. Management has utilized insurance proceeds and funds from reserves to make the repairs necessary to rent the units. As of July 28, 2006 all five of the damaged units were leased to qualified residents. Average occupancy for the fourth quarter was 93%, and as of December 31, 2006 occupancy was 95%. There was a disagreement on the extent of the roof damages between the operating general partner and the insurance company. The operating general partner hired an attorney to negotiate with the insurance company. Negotiations stalled and the attorney sent a demand letter giving the insurance company the option to either settle or go to court. A mediation hearing was held on November 13, 2006 between the attorney and the insurance company and a settlement was reached and approved by the operating general partner.

Briarwood Apartments of Vero Beach, Limited has entered into an agreement with the operating general partner to sell the property to an entity affiliated with the current operating general partner. The transaction is anticipated to close in the first quarter of 2007. The sales price for Briarwood Apartments is $1,508,231, which includes the outstanding mortgage balance of approximately $1,438,231 and proceeds to the investment limited partnership of $35,000. Of the total investment limited partnership proceeds to be received, $12,580 will represent payment of outstanding reporting fees due to an affiliate of the investment limited partnership and the balance of $22,420 represents proceeds from the sale. Of the remaining proceeds $7,500 is anticipated to be paid to BCAMLP for expenses incurred, which includes third party legal costs. The remaining proceeds of $14,920 will be returned to cash reserves held by Series 1. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment limited partnership. After all outstanding obligations of the investment limited partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In March 2005, Series 1 sold its interest in Inglewood Meadows, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,453,292 and proceeds to the investment limited partnership of $58,132. Of the total investment limited partnership proceeds received, $2,520 represented payment of outstanding reporting fees due to an affiliate of the investment limited partnership. Of the remaining proceeds, the net distribution to investors in the amount of $17,807 was paid during the third quarter 2005. This represents a per BAC distribution of $.014. The total return to the investors is distributed based on the number of BACs held by each investor. The remaining proceeds of $37,805 were paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $9,683 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees; and $28,122 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $52,262 as of March 31, 2005. In the prior year ended, March 31, 2006, $3,350 of the sales proceeds were refunded to BCAMLP to pay accrued asset management fees.

In March 2005, Series 1 sold its interest in Wewahitchka, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of $697,966 and proceeds to the investment limited partnership of $27,919. Of the total investment limited partnership proceeds received, $6,655 represented payment of outstanding reporting fees due to an affiliate of the investment limited partnership. Of the remaining proceeds, the net distribution to investors in the amount of $3,520 was paid during the third quarter 2005. This represents a per BAC distribution of $.003. The total return to the investors is distributed based on the number of BACs held by each investor. The remaining proceeds of $17,744 were paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $9,683 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees; and $8,061 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $17,914 as of March 31, 2005. In the prior year ended, March 31, 2006, $3,350 of the sales proceeds were refunded to BCAMLP to pay accrued asset management fees.

In March 2005, Series 1 sold its interest in Woodland Terrace, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,453,292 and proceeds to the investment limited partnership of $58,132. Of the total investment limited partnership proceeds received, $13,860 represented payment of outstanding reporting fees due to an affiliate of the investment limited partnership. Of the remaining proceeds, the net distribution to investors in the amount of $17,806 was paid during the third quarter 2005. This represents a per BAC distribution of $.014. The total return to the investors is distributed based on the number of BACs held by each investor. The remaining proceeds of $26,466 were paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $9,684 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees; and $16,782 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $40,922 as of March 31, 2005. In the prior year ended, March 31, 2006, $3,350 of the sales proceeds were refunded to BCAMLP to pay accrued asset management fees.

Elk Rapids II ACLP (Elk Rapids II Apartments), is a 24 unit senior property located in Elk Rapids, Michigan. In 2005, the property had an average occupancy of 94%. Through the fourth quarter 2006 average occupancy has decreased to 85% and the property is operating below breakeven. Due to the poor economy in Michigan, occupancy has declined. The current marketing efforts of advertising in local weekly papers appear to be alleviating the low occupancy issue. Currently, 3 of the 5 vacant units are leased with move-ins scheduled prior to March 1, 2007. The mortgage and insurance are current, however, property taxes have been reported to be behind by $3,600. The operating general partner is in negotiations with Rural Development to develop a payment plan. The investment limited partner will continue to work with the operating general partner until operations are stabilized and property taxes are current.

Series 2

As of December 31, 2006 and 2005, the average Qualified Occupancy for the series was 100%. The series had a total of five properties at December 31, 2006, all of which were at 100% Qualified Occupancy.

For the period ended December 31, 2006 and 2005, Series 2 reflects net loss from Operating Partnerships of $(84,202) and $(102,592), respectively, which includes depreciation and amortization of $269,160 and $313,188, respectively.

In December 2004, Series 2 and Boston Capital Tax Credit Fund II - Series 14 negotiated the sale of their interest in Haven Park Partners III to the operating general partner. The transaction closed in April of 2005 for the assumption of the outstanding mortgage balance of approximately $462,000 and proceeds to the investment limited partners of $979,310 ($403,912 for Series 2 and $575,398 for Series 14). Of the total proceeds received, $608,547 represents a reimbursement of funds previously advanced to the Operating Partnership by affiliates of the investment limited partners and $8,000 is for payment of outstanding reporting fees due to an affiliate of the investment limited partners. Of the remaining proceeds, the net distribution to the investors was $253,710 ($170,747 for Series 2 and $82,963 for Series 14). This represented a per BAC distribution of $.206 and $.015 for Series 2 and 14, respectively. The total returned to the investors was distributed based on the number of BACs held by each investor. The remaining proceeds of $109,053 were paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates. The breakdown of amounts paid to BCAMLP is as follows: $9,000 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursements and third party legal and mailing costs; and $100,053 is for a partial payment of outstanding asset management fees due to BCAMLP. Accordingly, gains on the sale of the property were recorded by Series 2 and Series 14 of $242,269 and $95,594, respectively, as of March 31, 2006. The gains recorded represented the proceeds received by the investment limited partner, net of their remaining investment balance, non-reimbursed advances to the Operating Partnership and their share of the overhead and expense reimbursement.

In December 2004, Series 2 and Boston Capital Tax Credit Fund II - Series 14 negotiated the sale of their interest in Haven Park Partners IV to the operating general partner. The transaction closed in March of 2005 for the assumption of the outstanding mortgage balance of approximately $371,700 and estimated proceeds to the investment limited partnerships of $780,579 ($298,038 for Series 2 and $482,541 for Series 14). Of the total proceeds received, $553,362 represents a reimbursement of funds previously advanced to the Operating Partnership by affiliates of the investment limited partnerships and $4,000 is for payment of outstanding reporting fees due to an affiliate of the investment limited partnership. Of the remaining proceeds, the net distribution to the investors was $156,660 ($117,495 for Series 2 and $39,165 for Series 14). This represented a per BAC distribution of $.142 and $.007 for Series 2 and 14, respectively. The total returned to the investors was distributed based on the number of BACs held by each investor. The remaining proceeds of $66,557 were paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates. The breakdown of amounts paid to BCAMLP is as follows: $30,600 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursements and third party legal for overseeing and managing the disposition of the property; and $35,957 is for partial payment of outstanding asset management fees due to BCAMLP. Accordingly, gains on the sale of the property were recorded by Series 2 and Series 14 of $128,407 and $57,026, respectively, as of March 31, 2005. The gains recorded represented the proceeds received by the investment limited partnerships, net of their remaining investment balance, non-reimbursed advances to the Operating Partnership and their share of the overhead and expense reimbursement. In the current year $14,073 for Series 2 and $5,400 for Series 14 of the sales proceeds were refunded to BCAMLP to pay accrued asset management fees. In the current year a reduction in the amount of $5,864 for Series 2 and $3,136 for Series 14 on the gain recorded in the prior year was recorded for final costs incurred on the disposition of the property.

In September of 2006, the operating general partner of Redondo Associates Limited withdrew from the Partnership and was replaced by an entity affiliated with the investment limited partner. In October 2006, the property owned by the Partnership was sold for $2,012,097, which includes the outstanding mortgage balance of approximately $1,398,585. In addition, to the proceeds from the sale, Redondo II had $428,266 in other depository accounts available to distribute to the partners. After the payment of the all costs related to the sale of the property, including the proceeds payable to the former operating general partner of the Operating Partnership totaling $146,824, the net proceeds paid to Series 2 was $856,915. Of the total proceeds received, $2,850 was paid to BCAMLP for the payment of accrued asset management fees, and $27,500 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs and the costs to liquidate the Operating Partnership. The remaining proceeds of $826,565 will be returned to cash reserves held by Series 2. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment limited partnership. After all outstanding obligations of the investment limited partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $826,565 as of December 31, 2006.

Series 3.

As of December 31, 2006 and 2005, the average Qualified Occupancy for the series was 100%. The series had a total of sixteen properties at December 31, 2006, all of which were at 100% Qualified Occupancy.

For the period ended December 31, 2006 and 2005, Series 3 reflects net loss from Operating Partnerships of $(262,845) and $(586,115), respectively, which includes depreciation and amortization of $748,521 and $879,921, respectively.

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

The operating general partner successfully minimized the need for funding, but the investment general partner was required to fund a total of $193,709 in 2003, 2004 and the first quarter 2005, including a final funding of $17,227 in January. The lease was turned back to the Cincinnati YMCA, effective January 1, 2005. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain or loss on the disposition of the investment limited partner interest has been recorded. A refund of the pro rated property and liability insurance premium will fund any remaining expenses, which will include the final audit and tax return. Any remaining funds from the refund will be returned to the investment general partner to repay the operating advances.

In an attempt to capitalize on the strong California real estate market, the operating general partner of California Investors VI (Orchard Park) entered into an agreement to sell the property and the transaction closed in June 2003. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. Sale proceeds due to Series 3 and Boston Capital Tax Credit Fund III-Series 17, after repayment of advances made to the Operating Partnership, were $453,144 and $31,790, respectively. Of the proceeds received, $352,768 and $24,748, for Series 3 and Series 17, respectively, was distributed to the investors in July 2004. This represented a per BAC distribution of $.122 and $.005 for Series 3 and 17, respectively. The total returned to the investors was distributed based on the number of BACs held by each investor at the time of the sale. The amounts for each series, while different in actual dollars, represent the same percentage of return to each investment limited partnership. The remaining proceeds total of $107,418 was paid to BCAMLP for fees and expenses related to the sale, and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $10,000 represents reimbursement of expenses incurred related to sale, which includes due diligence, legal and mailing costs; $50,000 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property; and $47,418 represents a partial payment of accrued asset management fees. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero for Series 3 and $28,682 for Series 17. Accordingly, gains on the sale of the property were recorded by Series 3 and Series 17 of $406,422 and $3,109, respectively. The gains recorded represented the proceeds received by the investment limited partnership, net of their remaining investment balance and their share of the overhead and expense reimbursement. In the prior year ended, March 31, 2006, $46,722 and $3,278 for Series 3 and Series 17, respectively, of the sales proceeds were refunded to BCAMLP to pay accrued asset management fees.

In an attempt to capitalize on the strong California real estate market, the operating general partner of Hidden Cove Apartments (Hidden Cove) entered into an agreement to sell the property and the transaction closed in May 2003. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. Sale proceeds due to Series 3 and Boston Capital Tax Credit Fund III-Series 15 were $1,572,368 and $136,352, respectively. The majority of the sale proceeds were received by the investment limited partnerships in May 2003, and the balance was received in September 2003. Of the proceeds received, $1,240,404 and $107,565, for Series 3 and Series 15, respectively, was distributed to the investors in July 2004. This represented a per BAC distribution of $.430 and $.028 for Series 3 and 15, respectively. The total returned to the investors was distributed based on the number of BACs held by each investor. The amounts for each series, while different in actual dollars, represent the same percentage of return to each investment limited partnership. The remaining proceeds total of $360,750 was paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $10,000 represents reimbursement of expenses incurred related to sale, which includes due diligence, legal and mailing costs; $50,000 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property; and $300,750 represents a partial payment of outstanding asset management fees due to BCAMLP. At the time of the sale, the operating general partner retained some funds in an account in the name of the Operating Partnership to cover costs that would be incurred in the process of dissolving the Operating Partnership entity. These funds were not fully utilized and the investment limited partnership share of the remaining funds was paid in April 2005. The totals received were $9,163 for Series 3 and $795 for Series 15. The amounts have been added to each Series' available reserves and were recognized in the gain on the sale of the property as of March 31, 2005. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero for Series 3 and $66,166 for Series 15. Accordingly, a gain on the sale of the property was recorded by Series 3 and Series 15 of $1,535,521 and $28,992, respectively. The gains recorded represented the proceeds received by the investment limited partnership, net of their remaining investment balance, unreimbursed advances to the Operating Partnership and their share of the overhead and expense reimbursement. In the prior year ended, March 31, 2006, $3,990 and $46,010 for Series 15 and Series 3, respectively, of the sales proceeds were refunded to BCAMLP to pay accrued asset management fees.

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

In 2003, American Affordable Housing II and Series 3 negotiated the sale of their investment limited partner interest in Paige Hall, a Minnesota Limited Partnership, to the operating general partner for the assumption of the outstanding mortgage balance of approximately $2,591,339 and proceeds to the investment limited partnerships of $150,000. The sale closed on December 19, 2005. Of the total proceeds, $20,000 is for the payment of outstanding reporting fees, and $130,000 will be proceeds for the sale of the investment limited partnerships' interest. In the 10-Q filed for the quarter ended December 31, 2005, it was estimated that of the total proceeds, $27,753 and $22,247, for American Affordable Housing II and Series 3, respectively, would be distributed to the investors. This represented a per unit distribution of $9.987 for American Affordable Housing II and a per BAC distribution of $.008 for Series 3. The total return to the investors would have been distributed based on the number of units and BACs, respectively, held by each investor. The remaining proceeds of $80,000 were paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $10,000 represents the reimbursement of expenses incurred in connection with the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees; and $70,000 represents payment of outstanding asset management fees due to BCAMLP. It has now been decided that the reimbursement related to the disposition of $27,753 and $22,247, for American Affordable Housing II and Series 3, respectively, will not be paid, and that these amounts originally anticipated to be returned to investors will be added back to the investment limited partners' respective working capital reserves. This is due to the fact that the Prospectus' of American Affordable Housing II and Series 3 requires that the proceeds be utilized in this manner. The monies returned to working capital reserves will be available to pay obligations of the investment limited partnership. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnerships' investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnerships' investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the investment limited partner interest of $66,607 and $53,393 for AAH II and Series 3, respectively, was realized in the quarter ended December 31, 2005.

In July 2004, Series 3 sold the investment limited partner interest in Pedcor Investments 1988-IV, (Mann Village Apartments) to the operating general partner for his assumption of the outstanding mortgage balance of $4,967,272 and proceeds to the investment limited partnership of $320,000. Of the total received, $99,000 was for payment of outstanding reporting fees due to an affiliate of the investment limited partnership, and $221,000 was proceeds from the sale of the interest. Of the remaining proceeds, the net distribution to investors in the amount of $85,000 was paid in September 2005. This represents a per BAC distribution of $.030. The total returned to the investors is distributed based on the number of BACs held by each investor. The remaining balance of $134,000 was paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $15,700 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees; and $118,300 represents a partial payment of outstanding asset management fees due to BCAMLP. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the investment limited partner interest of $217,800 was realized in the quarter ended December 31, 2004. The gain recorded represented the proceeds received by the investment limited partnership, net of the remaining investment balance and the overhead and expense reimbursement. In the prior year ended, March 31, 2006, $3,200 of the sales proceeds were refunded to BCAMLP to pay accrued asset management fees.

In November 2004, Series 3 sold its investment limited partnership interest in 128 Park Street Limited Partnership to the operating general partner for his assumption of the outstanding mortgage balance of $965,805 and proceeds to the investment limited partnership of $1. The investment limited partnership proceeds actually represented a partial payment of outstanding reporting fees due to an affiliate of the investment limited partnership and have not been recorded as proceeds from the sale of the Operating Partnership. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain or loss on the sale of the investment limited partner Interest has been recorded.

In March 2005, Series 3 sold its interest in Carriage Gate of Palatka, Ltd., to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,441,070 and proceeds to the investment limited partnership of $57,643. Of the total investment limited partnership proceeds received, $10,500 represented payment of outstanding reporting fees due to an affiliate of the investment limited partnership. Of the remaining proceeds the net distribution to investors in the amount of $21,389 was paid in September 2005. This represents a per BAC distribution of $.007. The total return to the investor is distributed based on the number of BACs held by each investor. The remaining proceeds of $25,754 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $9,150 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees, and $16,604 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $43,793 as of March 31, 2005. In the prior year ended, March 31, 2006, $3,350 of the sales proceeds were refunded to BCAMLP to pay accrued asset management Fees.

In March 2005, Series 3 sold its interest in Colony Court RRH, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,463,570 and proceeds to the investment limited partnership of $58,543. Of the total investment limited partnership proceeds received, the net distribution to the investors in the amount of $21,865 was paid in September 2005. This represents a per BAC distribution of $.008. The total return to the investors is distributed based on the number of BAC held by each investor. The remaining proceeds of $36,678 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $9,150 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees; and $27,528 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $55,193 as of March 31, 2005. In the prior year ended, March 31, 2006, $3,350 of the sales proceeds were refunded to BCAMLP to pay accrued asset management fees.

In March 2005, Series 3 sold its interest in Lake Park, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,111,081 and proceeds to the investment limited partnership of $44,443. Of the total investment limited partnership proceeds received, the net distribution to investors in the amount of $14,395 was paid in September 2005. This represents a per BAC distribution of $.005. The total return to the investor is distributed based on the number of BAC held by each investor. The remaining proceeds of $30,048 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $9,150 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees; and $20,898 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $41,093 as of March 31, 2005. In the prior year ended, March 31, 2006, $3,350 of the sales proceeds were refunded to BCAMLP to pay accrued asset management fees.

In March 2005, Series 3 sold its interest in Orangewood Villas, Ltd., to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,441,078 and proceeds to the investment limited partnership of $57,643. Of the total investment limited partnership proceeds received, $4,012 represented payment of outstanding reporting fees due to an affiliate of the investment limited partnership. Of the remaining proceeds, the net distribution to investors in the amount of $21,389 was paid in September 2005. This represents a per BAC distribution of $.007. The total return to the investor is distributed based on the number of BACs held by each investor. The remaining proceeds of $32,242 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $9,150 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees; and $23,092 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $50,281 as of March 31, 2005. In the prior year ended, March 31, 2006, $3,350 of the sales proceeds were refunded to BCAMLP to pay accrued asset management fees.

In March 2005, Series 3 sold its interest in Vidalia, Ltd., to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,454,975 and proceeds to the investment limited partnership of $58,199. Of the total investment limited partnership proceeds received, $8,162 represented payment of outstanding reporting fees due to an affiliate of the investment limited partnership. Of the remaining proceeds, the net distribution to investors in the amount of $21,683 was paid in September 2005. This represents a per BAC distribution of $.008. The total return to the investors was distributed based on the number of BACs held by each investor. The remaining proceeds of $28,354 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $9,150 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees; and $19,204 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $46,687 as of March 31, 2005. In the prior year ended, March 31, 2006, $3,350 of the sales proceeds were refunded to BCAMLP to pay accrued asset management fees.

In January 2005, Series 3 and Series 4 and Boston Capital Tax Credit Fund II - Series 7 sold its investment limited partner interest in Bowditch School L.P. to the operating general partner for his assumption of the outstanding mortgage balance of $3,053,108 and proceeds to the investment limited partnership of $1. The investment limited partnership proceeds actually represented a partial payment of reporting fees due to an affiliate of the investment limited partnership and have not been recorded as proceeds from the sale of the Operating Partnership. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain or loss on the sale of the investment limited partner interest has been recorded.

In January 2006, the operating general partner of Queens Court Limited Partnership entered into an agreement to sell the property and the transaction closed on April 6, 2006. The net proceeds from the sale of the property were $858,680 from which the Partnership repaid the operating general partner for amounts previously advanced to the Partnership, which totaled $599,961. The investment limited partner received proceeds of $249,250. Of the total investment limited partnership proceeds received, $9,000 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs, $4,250 represents reporting fees due to an affiliate of the investment limited partnership, and the balance of $236,000 represents proceeds from the sale. The remaining proceeds from the sale of $236,000 will be returned to cash reserves held by Series 3. In December 2006 additional sale proceeds of $10,706 were received and added to cash reserves held by Series 3. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment limited partnership. After all outstanding obligations of the investment limited partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $236,000 as of April 30, 2006. An additional gain on the sale of the investment limited partner interest of $10,706 was realized in the quarter ended December 31, 2006.

In December 2006, the investment limited partnership transferred its interest in Ashland Investment Group II, An Oregon Limited Partnership, to an entity affiliated with the operating general partner, for its assumption of the outstanding mortgage balance and cash proceeds to the investment limited partner of $76,755. Of the anticipated proceeds to be received, $1,800 represents reporting fees due to an affiliate of the investment limited partnership and the balance represents proceeds from the sale. Of the remaining proceeds to be received, it is anticipated that $2,500 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $72,455 will be returned to cash reserves held by Series 3. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment limited partnership. After all outstanding obligations of the investment limited partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer net of the overhead and expense reimbursement, has been recorded in the amount of $72,455 as of December 31, 2006. The transfer of the Operating Partnership has been recognized as of December 31, 2006, the proceeds are expected to be received in the first quarter of 2007; therefore a receivable in the amount of $74,255 has been recorded as of December 31, 2006.

Series 4

As of December 31, 2006 and 2005, the average Qualified Occupancy for the series was 100%. The series had a total of eight properties at December 31, 2006, all of which were at 100% Qualified Occupancy.

For the period ended December 31, 2006 and 2005, Series 4 reflects net loss from Operating Partnerships of $(474,323) and $(943,461), respectively, which includes depreciation and amortization of $531,127 and $1,064,647, respectively.

Central Parkway Towers (Central Parkway Towers LP) ended compliance on December 31, 2004 and the property was closed. The City of Cincinnati had canceled support programs, and the property's overall financial position deteriorated significantly because of the dwindling occupancy. The operating general partner and the investment general partner stabilized the property to the best of their abilities and reached the end of the compliance period, avoiding the recapture of the tax credits. The operating general partner successfully minimized the need for funding, but the investment general partner was required to fund a total of $193,709 in 2003, 2004 and the first quarter 2005, including a final funding of $17,227 in January. The lease was turned back to the Cincinnati YMCA, effective January 1, 2005. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain or loss on the disposition of the investment limited partner interest has been recorded. A refund of the pro rated property and liability insurance premium will fund any remaining expenses, which will include the final audit and tax return. Any remaining funds from the refund will be returned to the investment general partner to repay the operating advances.

In February 2004, Series 4 and Boston Capital Tax Credit Fund II-Series 14 negotiated a transfer of their investment limited partner interest in Haven Park Partners II, A California LP (Glenhaven Park II) to the operating general partner for his assumption of the outstanding mortgage balance of $466,593 and proceeds to the investment limited partnership of $715,000. Of the total received, $4,500 was for payment of outstanding reporting fees due to an affiliate of the investment limited partnership, and $710,500 was proceeds from the sale of the interest. Of the sale proceeds received, $504,941 was utilized to repay subordinated loans that had been made by the investment limited partnership to the Operating Partnership. The remaining sale proceeds were $26,374 and $179,185, for Series 4 and Series 14, respectively. Of the proceeds remaining, $5,793 and $39,360, for Series 4 and Series 14, respectively, was distributed to the investors in September 2005. This represents a per BAC distribution of $.002 and $.007, for Series 4 and Series 14, respectively. The total returned to the investors is distributed based on the number of BACs held by each investor. The remaining balance of $160,406 was paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $30,450 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees; and $129,956 represents a partial payment of outstanding asset management fees due to BCAMLP. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership's investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the investment limited partner interest of $18,137 and $179,185 for Series 4 and Series 14, respectively, was realized in the quarter ended March 31, 2004. In the prior year ended, March 31, 2006, $2,752 and $18,698 for Series 4 and Series 14, respectively, of the sales proceeds were refunded to BCAMLP to pay accrued asset management fees.

In February 2004, Series 4 negotiated a sale of its investment limited partner interest in Van Dyck Estates XVI-A, A California LP (Van Dyck Estates XVI-A) to the operating general partner for his assumption of the outstanding mortgage balance of $586,229 and proceeds to the investment limited partnership of $515,000. Of the total received, $7,500 was for payment of outstanding reporting fees due to an affiliate of the investment limited partnership, and $507,500 was proceeds from the sale of the interest. Of the sale proceeds received, $360,564 was utilized to repay subordinated loans that had been made by the investment limited partnership to the Operating Partnership. The remaining sale proceeds totaled $146,936. Of the proceeds remaining, $56,815 was distributed to the investors in September 2005. This represents a per BAC distribution of $.02. The total returned to the investors was distributed based on the number of BACs held by each investor. The remaining balance of $90,121 is anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $24,450 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees; and $65,671 represents a partial payment of outstanding asset management fees due to BCAMLP. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership and the subordinated loans to the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero and partially offset the loan balance. Accordingly, a gain on the sale of the investment limited partner Interest of $161,775 was realized in the quarter ended March 31, 2004. In the prior year ended, March 31, 2006, $15,450 of the sales proceeds were refunded to BCAMLP to pay accrued asset management fees.

In April 2006, Series 4 and 6 sold the investment limited partner interest in Auburn Trace, Limited to the operating general partner for his assumption of the outstanding mortgage balance of $10,693,881 and proceeds to Series 4 and Series 6 of $2,016,700 and $1,333,300, respectively. Of the proceeds received, $82,500 represent reporting fees due to an affiliate of the investment limited partnership and $109,500 was paid to an affiliate of the investment limited partnership, BCAMLP, for expenses related to the sale, which include third party brokerage commission and legal costs. The remaining proceeds of $1,901,116 (Series 4) and $1,256,884 (Series 6) will be deposited into their respective reserve accounts. The monies held in reserve will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of Series 4 and 6, respectively. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership's investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the investment limited partner interest of $1,901,116 and $1,256,884 for Series 4 and Series 6, respectively, was realized in the quarter ended June 30, 2006.

In October 2004, while attempting to capitalize on the strong California real estate market, the operating general partner of Rosenberg Building Associates (Rosenberg Apartments) entered into an agreement to sell the property and the transaction closed in the first quarter of 2005. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. After repayment of the outstanding mortgage balance of approximately $1,699,801, and payments of outstanding fees due to the managing and operating general partners of $61,748 and $173,500, respectively, proceeds to the investment limited partners were $1,508,640. Of the investment limited partner proceeds received: $120,086 represents re-payment of outstanding loans made to the Operating Partnership; and $76,251 represents payment of outstanding investor service fees. The remaining proceeds of $1,312,303 were paid to the investment limited partnerships, Series 4 and Series 6 and Boston Capital Tax Credit Fund II Series 7 and Series 14, in accordance with their contributions to the Operating Partnership and the terms of the Operating Partnership agreement. The amount paid to each Series is as follows: Series 4 $138,130, Series 6 $91,034, Series 7 $318,139 and Series 14 $765,000. Series 4, Series 6, Series 7 and Series 14 will use $43,705, $28,804, $100,661 and $233,948, respectively, of their proceeds to pay outstanding asset management fees due to an affiliate of the investment limited partnership. In August 2005 additional sale proceeds of $59,929 were received and were allocated to Series 4, Series 6, and Series 7 as follows: $15,125 to Series 4, $9,968 to Series 6, and $34,836 to Series 7. Of the initial and additional sales proceeds, it is estimated that approximately $109,550, $66,725, $233,186 and $490,795, for Series 4, Series 6, Series 7, and Series 14, respectively, will be distributed to the investors, or used to pay non-resident tax withholdings requirements of the State of California. Provided that this is the actual amount distributed, the investor per BAC distribution will be $.037, $.051, $.225, and $.090, for Series 4, Series 6, Series 7, and Series 14, respectively. The remaining amount of $64,888 will be retained by the investment limited partner to improve reserve balances and this amount is allocated to Series 6, Series 7, and Series 14 as follows: $5,473 to Series 6, $19,127 to Series 7, and $40,288 to Series 47. A gain/(loss) on the sale of the investment limited partner interest of ($645,692), ($348,936), $318,139, and $288,349, for Series 4, Series 6, Series 7, and Series 14, respectively, was realized in the quarter ended March 31, 2005. An additional gain on the sale of the investment limited partner interest of $15,125, $9,968, and $34,836, for Series 4, Series 6, and Series 7, respectively, was realized in the quarter ended September 30, 2005. The gain/(loss) recorded represented the proceeds received by the investment limited partnership, net of their remaining investment balance and their share of the overhead and expense reimbursement.

In fiscal year 2004, Series 4 sold its investment limited partnership interest in Sunneyview II (Stoneridge Hill II) for total proceeds to the investment limited partnership of $212,000. Of the sale proceeds, $175,000 was collected in August 2003 and the balance was collected in October 2003. Of the proceeds received, $120,000 was distributed to the investors in July 2004, representing a per BAC distribution of $.040. The total returned to the investors was distributed based on the number of BACs held by each investor at the time of the sale. The remaining proceeds total of $92,000 was paid to BCAMLP for fees and expenses related to the sale and partial repayment of accrued asset management fees. The breakdown of the amount paid to BCAMLP is as follows: $10,000 represents reimbursement of expenses incurred related to sale, which includes due diligence, legal and mailing costs; $20,000 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property; and $62,000 is to pay down outstanding accrued asset management fees. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership and the subordinated loans to the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero and partially offset the loan balance. Accordingly, a gain on the sale of the investment limited partner interest of $212,000 was realized in the year ended March 31, 2004. In the fiscal year ended March 2006, it was determined that a portion of the gain reported in the prior fiscal year, in the amount of $20,000, was attributable to the overhead and expense reimbursement associated with the sale of the property. A reduction in the gain on sale of property as of December 31, 2004 was recorded to correct the gain previously reported. In the prior year ended, March 31, 2006, $20,000 of the sales proceeds were refunded to BCAMLP to pay accrued asset management fees.

Clearview Apartments, LP, (Clear View Apartments) is a 24-unit property located in Monte Vista, Colorado. Average physical occupancy for 2005 was 83%. Despite low occupancy for the year, the property was still able to operate above breakeven due to low operating expenses. Physical occupancy fluctuated from 78% to 83% in 2006. The average occupancy through fourth quarter 2006 was 80%. As of December 31, 2006, physical occupancy dropped to 75%. The property suffers from the lack of a qualified applicant pool and insufficient rental assistance. As part of marketing efforts, to stabilize and increase occupancy, on site management maintains close contact with the local housing authority. Additionally, the property is being advertised in local newspapers and flyers are being distributed in local diners and community centers. The operating general partner was unsuccessful in its attempt to obtain additional rental assistance from Rural Development. The property continues to meet current obligations. The tax credit period for this development expired in December 2004 with no extended use provisions. The property has adjusted the rents to reflect the change in program participation but is still subjected to Rural Development loan restrictions. In late 2005 the investment limited partner initiated the negotiation process with the operating general partner to purchase the property. The operating general partner was dissatisfied with the offer. The investment limited partner will continue to monitor the property's operations and continue negotiations to sell the property.

Pedcor Investments 1988-VI, Limited Partnership (Thompson Village) is a 240-unit property located in Indianapolis, Indiana. Average occupancy through year-end was 89% and the property is operating above breakeven. In December 2004, the investment limited partnership entered into an Assignment and Assumption Agreement of Partnership Interest to transfer its interest in the Operating Partnership to the operating general partner. The sale of the investment limited partnership's interest occurred in the first quarter of 2005. After repayment of the outstanding mortgage balance of approximately $5,235,047 the proceeds to the investment limited partnership were $10, with a net distribution to the investors of zero. The proceeds of $10 are anticipated to be paid to affiliated entities of BCAMLP for reimbursement for costs incurred during the investment period. Accordingly, a loss on the transfer of the investment limited partnership of ($52,832), representing the proceeds received by the investment limited partnership, net of their remaining investment balance, was recorded in the quarter ended March 31, 2005.

In February 2005, Landmark, Limited executed an Option Agreement to sell the property to an entity affiliated with the current operating general partner, but not the investment limited partner, for $4,100,000. In June 2005, this Agreement was modified and the price increased to $4,379,300. The sale closed on November 1, 2005. The total proceeds received by the investment limited partnership after the payment of the outstanding mortgage balance and other liabilities of Landmark, including payments of the amounts due to the operating general partner of $3,156,951, was $1,222,349. Of the net proceeds received $810,217 will be distributed to the investors. The total returned to the investors will be distributed based on the number of BACs held by each investor. The investor per BAC distribution is expected to be $.27. The remaining proceeds of $357,133 will be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $55,706 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees; $265,427 represents partial reimbursement for advances and outstanding asset management fees; and $36,000 represents reporting fees owed to BCAMLP. Proceeds from the sale of the property of $54,999 will be returned to cash reserves held by Series 4. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment limited partnership. After all outstanding obligations of the investment limited partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $1,130,643 as of December 2005.

Shockoe Hill Associates II, LP, (Shockoe Hill II) is a 64-apartment historical-rehab property for seniors located in Richmond, VA. The property consists of one building. The 15-year tax credit compliance period ended in 2004. Late in 2004, the operating general partner notified the investment limited partner that six Low Income Housing Tax Credit apartments were taken off-line due to structural damage caused by termite activity. At the time, occupancy was already low due to ongoing physical issues at the property. After funding over $100,000 to structurally stabilize a portion of the building, the operating general partner lacked the funds to continue to address these issues. As a result, the operating general partner began to explore the Department of Housing and Urban Development ("HUD") Mark to Market program in an attempt to obtain debt relief. The current amount of the mortgage outstanding is over $1.7 million. An appraisal conducted in October 2005 estimated the value of Shockoe Hill II to be between $1.14 and $1.22 million as improved. In the initial stages of the analysis, the operating general partner determined that there was $1,013,313 in required physical repairs including a $1,000,000 sum for termite damage. A rental comparability analysis was conducted in April 2005 which determined that market rent for the Richmond area is $350 a month. This is less than the current $468 a month rent at Shockoe Hill, making them eligible for a mark to market. The operating general partner submitted its findings to HUD in December 2005 and they were eligible for the program. However, the operating general partner then determined this strategy would not provide sufficient funds to complete the repairs; therefore they are not pursing the mark to market. The operating general partner also explored re-syndication to generate funding for repairs. Because of the status of the property as a Section 8 moderate rehab, HUD regulations require forfeiture of the Housing Assistance Payment contract in the event of re-syndication. The operating general partner explained that the property could not be supported without this subsidy; therefore re-syndication will not be pursued. The operating general partner also explored selling its interests to a non-profit. The operating general partner hoped to find a non-profit with a good relationship with Virginia Housing Development Authority that may be able to negotiate a new Housing Assistance Payment contract. The operating general partner was unable to locate a non-profit that would be willing to purchase their partnership interest. As a final assessment of potential value or alternate use for the property, the investment limited partner sent a consultant to Richmond in April 2006 to conduct an analysis of Shockoe Hill II. It was determined that there was little value in Shockoe Hill II to the Partnership beyond the mortgage balance. As a result of the large debt and the operating general partner funding to date, the consultant recommended that the investment limited partner transfer its interest in the property to the operating general partner at no cost. The operating general partner agreed to take over full ownership of Shockoe Hill II. The documents to transfer 100% of the ownership to the operating general partner, for a nominal amount, have been prepared and the Partnership is awaiting approval of HUD to finalize the transfer of the investment limited partner interest.

In March 2005, Series 4 sold its interest in Greenwood Terrace, Ltd., to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,055,120 and proceeds to the investment limited partnership of $42,205. Of the total investment limited partnership proceeds received, $5,885 represented payment of outstanding reporting fees due to an affiliate of the investment limited partnership. Of the remaining proceeds, the net distribution in the amount of $20,000 was paid in September 2005. This represents a per BAC distribution of $.007. The total return to the investor was distributed based on the number of BACS held by each investor. The remaining proceeds of $16,320 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $10,350 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees; and $5,970 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $32,970 as of March 31, 2005. In the prior year ended, March 31, 2006, $3,350 of the sales proceeds were refunded to BCAMLP to pay accrued asset management fees.

In March 2005, Series 4 sold its interest in Monticello, Ltd., to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,080,904 and proceeds to the investment limited partnership of $43,236. Of the total investment limited partnership proceeds received, the net distribution to investors in the amount of $20,741 was paid in September 2005. This represents a per BAC distribution of $.007. The total return to the investors was distributed based on the number of BACs held by each investor. The remaining proceeds of $22,495 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $10,350 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees; and $12,145 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $39,886 as of March 31, 2005. In the prior year ended, March 31, 2006, $3,350 of the sales proceeds were refunded to BCAMLP to pay accrued asset management fees.

In January 2005, Series 3 and Series 4 and Boston Capital Tax Credit Fund II - Series 7 sold its investment limited partner interest in Bowditch School

LP to the operating general partner for his assumption of the outstanding mortgage balance of $3,053,108 and proceeds to the investment limited partnership of $1. The investment limited partnership proceeds actually represented a partial payment of outstanding reporting fees due to an affiliate of the investment limited partnership and have not been recorded as proceeds from the sale of the Operating Partnership. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain or loss on the sale of the investment limited partner interest has been recorded.

New Grand Hotel Associates Limited Partnership (New Grand Apartments) is an 80-unit Historic Rehab property located in Salt Lake City, Utah. In September 2006, the operating general partner of New Grand Hotel Associates Limited Partnership entered into an agreement to sell the New Grand Apartments to a non-affiliated entity and the transaction closed on October 31, 2006. The sales price for New Grand Apartments was $3,175,000, which includes the outstanding mortgage balance of approximately $2,957,000, and proceeds to the investment limited partnership of $229,595, which includes the return of funds held in all other depository accounts. Of the total proceeds received by the investment limited partnership, $52,300 represents reimbursements of funds previously advanced by the investment limited partnership and an affiliate of the investment limited partnership, and $70,000 was be paid for outstanding reporting fees due to an affiliate of the investment limited partnership. Of the remaining proceeds $20,000 will be paid to BCAMLP or other related entities for the reimbursement of third party legal costs and the dissolution and final tax return preparation of New Grand Hotel Associates Limited Partnership. The remaining proceeds of $87,295 were returned to cash reserves held by Series 4. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment limited partnership. After all outstanding obligations of the investment limited partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $139,595 as of December 31, 2006.

In November 2005, the investment limited partnership sold its interest in Armory Square LP to the operating general partner for his assumption of the outstanding mortgage balance of $1,891,975 and cash proceeds to the investment limited partnership of $60,000. Of the total investment limited partnership proceeds received, $31,000 represented payment of outstanding reporting fees due to an affiliate of the investment limited partnership. The remaining proceeds of $29,000 were paid to BCAMLP or other related entities for expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $20,000 represented reimbursement for third party consulting fees and $9,000 represented reimbursement for expenses incurred related to the sale, which included legal fees. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $31,000 as of September 30, 2005.

In March 2006, the operating general partner of Ault Apartments, A Limited Partnership entered into an agreement to sell the property and the transaction is anticipated to close in the first quarter 2007. The sales price for Ault Apartments is $650,725, which includes the outstanding mortgage balance of approximately $468,409 and proceeds to the investment limited partnership of $136,162. Of the proceeds received by the investment limited partnership, $7,500 is anticipated to be paid to BCAMLP for expenses incurred, which includes third party legal costs. The remaining proceeds from the sale of $128,662 will be returned to cash reserves held by Series 4. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment limited partnership. After all outstanding obligations of the investment limited partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In August 2006, the operating general partner of Milliken Apartments, A Limited Partnership entered into an agreement to sell the property and the transaction is anticipated to close in the first quarter 2007. The sales price for Milliken Apartments is $1,095,024, which includes the outstanding mortgage balance of approximately $832,943 and proceeds to the investment limited partnership of $181,311. Of the proceeds received by the investment limited partnership, $7,500 is anticipated to be paid to BCAMLP for expenses incurred, which includes third party legal costs. The remaining proceeds from the sale of $173,811 will be returned to cash reserves held by Series 4. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment limited partnership. After all outstanding obligations of the investment limited partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

Series 5

As of December 31, 2006 and 2005, the average Qualified Occupancy for the series was 100%. The series had a total of four properties at December 31, 2006, all of which were at 100% Qualified Occupancy.

For the period ended December 31, 2006 and 2005, Series 5 reflects net loss from Operating Partnerships of $(25,547) and $(62,146), respectively, which includes depreciation and amortization of $147,395 and $170,686, respectively.

Series 6

As of December 31, 2006 and 2005, the average Qualified Occupancy for the series was 100%. The series had a total of seven properties at December 31, 2006, all of which were at 100% Qualified Occupancy.

For the period ended December 31, 2006 and 2005, Series 6 reflects net loss from Operating Partnerships of $(170,795) and $(354,642), respectively, which includes depreciation and amortization of $343,887 and $600,570, respectively.

In January of 2005, Series 6 sold its interest in Sherburne Senior Housing to the operating general partner for his assumption of the outstanding mortgage balance of $1,280,504 and proceeds of $17,301. Of this amount, the net distribution to the investors will be approximately $10,000. This represents a per BAC distribution of $.008. The total return to the investors will be distributed based on the number of BACs held by each investor. The remaining proceeds of $7,301 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $17,301 as of March 31, 2005.

In April 2006, Series 4 and Series 6 sold the investment limited partner interest in Auburn Trace, Limited to the operating general partner for his assumption of the outstanding mortgage balance of $10,693,881 and proceeds to Series 4 and Series 6 of $2,016,700 and $1,333,300, respectively. Of the proceeds received, $82,500 represent reporting fees due to an affiliate of the investment limited partnership and $109,500 was paid to an affiliate of the investment limited partnership, BCAMLP, for expenses related to the sale, which include third party brokerage commission and legal costs. The remaining proceeds of $1,901,116 (Series 4) and $1,256,884 (Series 6) will be deposited into their reserve accounts, respectively. The monies held in reserve will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of Series 4 and 6, respectively. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnerships investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the investment limited partner interest of $1,901,116 and $1,256,884 for Series 4 and Series 6, respectively, was realized in the quarter ended June 30, 2006.

In December 2004, Series 6 sold the investment limited partner interest in Eldon Estates Limited Partnership to the operating general partner for his assumption of the outstanding mortgage balance of $542,524 and proceeds to the investment limited partnership of $16,276. Of the total received after payment of the mortgage, $5,000 represents payment of outstanding reporting fees. The remaining proceeds of $11,276 is anticipated to be paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $2,163 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees; and $9,113 represents partial reimbursement for outstanding asset management fees. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $11,113 as of December 31, 2004. In the prior year ended, March 31, 2006, $163 of the sales proceeds were refunded to BCAMLP to pay accrued asset management fees.

In December 2004, Series 6 sold the investment limited partner interest in Warrensburg Properties Limited Partnership to the operating general partner for his assumption of the outstanding mortgage balance of $559,159 and proceeds to the investment limited partnership of $16,775. Of the total received after payment of the mortgage, $5,000 represents payment of outstanding reporting fees. The remaining proceeds of $11,775 is anticipated to be paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $2,168 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees; and $9,607 represents partial reimbursement for outstanding asset management fees. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the expense and overhead reimbursement, has been recorded in the amount of $11,607 as of December 31, 2004. In the prior year ended, March 31, 2006, $168 of the sales proceeds were refunded to BCAMLP to pay accrued asset management fees.

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

Holland West Limited Partnership - In December 2004, Series 6 entered into an agreement to sell the property and the transaction closed on April 18, 2006. After repayment of the outstanding mortgage balance of approximately $1,664,604, proceeds to the investment limited partnership were $1,142,189. Of the total proceeds received, $7,500 is for the payment of outstanding reporting fees and $1,134,689 is remaining proceeds from the sale. In the 10-Q filed for the quarter ended December 31, 2005, it was estimated that $656,816 would be distributed to the investors, and that provided this was the actual amount distributed, the investor per BAC distribution would be $.504, and that the remaining proceeds of $477,873 were anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $13,500 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees; and $270,879 represents payment of outstanding asset management fees due to BCAMLP. In addition, $193,494 of the sales proceeds will be added back to the Series' working capital reserves. It has been decided that the reimbursement related to the disposition of $656,816 will not be paid, and that monies originally anticipated to be returned to investors will be added back to the Series' working capital reserve as well. This is due to the fact that the Prospectus of Series 6 requires that the proceeds be utilized in this manner. These sales proceeds and any further sales or refinancing proceeds added to reserves will be available to pay obligations of the investment limited partnership. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the expense and overhead reimbursement, has been recorded in the amount of $1,121,189 as of June 30, 2006.

In October 2004, while attempting to capitalize on the strong California real estate market, the operating general partner of Rosenberg Building Associates (Rosenberg Apartments) entered into an agreement to sell the property and the transaction closed in the first quarter of 2005. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. After repayment of the outstanding mortgage balance of approximately $1,699,801, and payments of outstanding fees due to the managing and operating general partners of $61,748 and $173,500, respectively, proceeds to the investment limited partners were $1,508,640. Of the investment limited partner proceeds received: $120,086 represents re-payment of outstanding loans made to the Operating Partnership; and $76,251 represents payment of outstanding investor service fees. The remaining proceeds of $1,312,303 were paid to the investment limited partnerships, Series 4 and Series 6 and Boston Capital Tax Credit Fund II Series 7 and Series 14, in accordance with their contributions to the Operating Partnership and the terms of the Operating Partnership agreement. The amount paid to each Series is as follows: Series 4 $138,130, Series 6 $91,034, Series 7 $318,139 and Series 14 $765,000. Series 4, Series 6, Series 7 and Series 14 will use $43,705, $28,804, $100,661 and $233,948, respectively, of their proceeds to pay outstanding asset management fees due to an affiliate of the investment limited partnership. In August 2005 additional sale proceeds of $59,929 were received and were allocated to Series 4, Series 6, and Series 7 as follows: $15,125 to Series 4, $9,968 to Series 6, and $34,836 to Series 7. Of the initial and additional sales proceeds, it is estimated that approximately $109,550, $66,725, $233,186 and $490,795, for Series 4, Series 6, Series 7, and Series 14, respectively, will be distributed to the investors, or used to pay non-resident tax withholdings requirements of the State of California. Provided that this is the actual amount distributed, the investor per BAC distribution will be $.037, $.051, $.225, and $.090, for Series 4, Series 6, Series 7, and Series 14, respectively. The remaining amount of $64,888 will be retained by the investment limited partner to improve their reserve balances. This amount is allocated to Series 6, Series 7, and Series 14 as follows: $5,473 to Series 6, $19,127 to Series 7, and $40,288 to Series 47. A gain/(loss) on the sale of the investment limited partner interest of ($645,692), ($348,936), $318,139, and $288,349, for Series 4, Series 6, Series 7, and Series 14, respectively, was realized in the quarter ended March 31, 2005. An additional gain on the sale of the investment limited partner interest of $15,125, $9,968, and $34,836, for Series 4, Series 6, and Series 7, respectively, was realized in the quarter ended September 30, 2005. The gain/(loss) recorded represented the proceeds received by the investment limited partnership, net of their remaining investment balance and their share of the overhead and expense reimbursement.

In December 2006, the investment limited partners transferred their interest in Hillandale Commons Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance and $863,000. In accordance with Agreement of Purchase and Sale an initial payment of $67,200 and $52,800 was paid in December 2006 and a note payable in the amount of $416,080 and $326,920 is payable in December 2007 to Series 6 and Boston Capital Tax Credit Fund II LP Series 7, respectively. Of the gross proceeds received in December 2006, $16,800 and $13,200 represent reporting fees due to an affiliate, and $4,200 and $3,300 was paid to BCAMLP for expenses of the sale, which includes third party legal costs for Series 6 and Boston Capital Tax Credit Fund II LP - Series 7, respectively. Of the remaining proceeds received in December 2006 $46,200 and $36,300 for Series 6 and Boston Capital Tax Credit Fund II LP - Series 7, respectively, will be returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment limited partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In addition, it is anticipated that the monies payable under the note payable in December 2007, in the amount of $416,080 and $326,920, to Series 6 and Boston Capital Tax Credit Fund II LP - Series 7, respectively, will be returned to fund reserves. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the expense and overhead reimbursement, has been recorded in the amount of $462,280 and $363,220, for Series 6 and Boston Capital Tax Credit Fund II LP - Series 7, respectively, as of December 31, 2006. The sale of the Operating Partnership has been recognized as of December 31, 2006. The sale proceeds are expected to be received in the first quarter of 2007; therefore a receivable in the amount of $416,080 and $326,920 has been recorded for Series 6 and Series 7, respectively, as of December 31, 2006.

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

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4	Controls & Procedures

	(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Partnership's general partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of C&M Management Inc., carried out an evaluation of the effectiveness of the Fund's "disclosure controls and procedures" as defined in under the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15. Based on that evaluation, the Partnership's Principal Executive Officer and Principal Financial Officer have concluded that as of the end of the period covered by this report, the Partnership's disclosure controls and procedures were effective to ensure that information required to be disclosed by it in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to the Partnership's management, including the Partnership's Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

	(b)	Changes in Internal Controls

There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended December 31, 2006 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

Boston Capital Tax Credit Fund Limited Partnership

	By:	Boston Capital Associates Limited Partnership, General Partner

	By:	BCA Associates Limited Partnership, General Partner

	By:	C&M Management, Inc., General Partner

Date: February 23, 2007	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of
1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

February 23, 2007	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), C&M Management Inc.; Director, President (Principal Executive Officer) BCTC Assignor Corp.

DATE:	SIGNATURE:	TITLE:

February 23, 2007	/s/ Marc N. Teal Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer), C&M Management Inc; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC Assignor Corp.