Form 10-K
period 2007-03-31
BOSTON CAPITAL TAX CREDIT FUND LTD PARTNERSHIP
filed 2007-07-16
CIK 835095

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PERSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended March 31, 2007
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
Yes ☐       No ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
DOCUMENTS INCORPORATED BY REFERENCE
The following documents of the Partnership are incorporated by reference:

Form 10-K
Parts	Documents
Parts I, III as supplemented	Prospectus (as defined in Part I, Item I of this Form 10-K)

BOSTON CAPITAL TAX CREDIT FUND LIMITED PARTNERSHIP
Form 10-K ANNUAL REPORT
FOR THE YEAR ENDED MARCH 31, 2007

PART I
Item 1. Business
Organization
Boston Capital Tax Credit Fund Limited Partnership (the “Partnership”) is a limited partnership formed under the Delaware Revised Uniform Limited Partnership Act as of June 1, 1988. Effective as of June 1, 2001, there was a restructuring and, as a result, the Partnership’s general partner was reorganized as follows. The general partner of the Partnership continues to be Boston Capital Associates Limited Partnership, a Massachusetts limited partnership. The general partner of the general partner is BCA Associates Limited Partnership, a Massachusetts limited partnership, whose sole general partner is C&M Management, Inc., a Massachusetts corporation. John P. Manning is the principal of Boston Capital Partners, Inc. The limited partner of the general partner is Capital Investment Holdings, a general partnership whose partners are certain officers and employees of Boston Capital Partners, Inc. and its affiliates. The assignor limited partner is BCTC Assignor Corp., a Delaware corporation which is now wholly-owned by John P. Manning.
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
A Registration Statement on Form S-11 and the related prospectus, as supplemented (together with each subsequently filed prospectus, as supplemented, the “Prospectus”) was filed with the Securities and Exchange Commission and became effective August 29, 1988 in connection with a public offering (together with each subsequent offering of BACs described herein, the “Offering”) of Series 1 through 6. The Partnership raised $97,746,940 representing a total of 9,800,600 BACs. The offering of BACs in all series ended on September 29, 1989.
Description of Business
The Partnership’s principal business is to invest as a limited partner in other limited partnerships (the “Operating Partnerships”), each of which was to own or lease and operate an apartment complex exclusively or partially for low- and moderate-income tenants. Each Operating Partnership in which the Partnership has invested owns an apartment complex which is completed, newly-constructed, or newly-rehabilitated. Each apartment complex qualified for the low-income housing tax credit under Section 42 of the Code (the “Federal Housing Tax Credit”), providing tax benefits over a period of eleven years in the form of tax credits which investors may use to offset income, subject to strict limitations, from other sources. Some of the apartment complexes also qualified for the historic rehabilitation tax credit under Section 47 of the Code (the “Rehabilitation Tax Credit”). The Federal Housing Tax Credit and the government assistance programs are described on pages 53 to 73 of the Prospectus under the caption “Government

Assistance Programs,” which is incorporated herein by reference. Section 236 (f) (ii) of the National Housing Act, as amended, and Section 101 of the Housing and Urban Development Act of 1965 (HUD), as amended, each provide for the making by HUD of rent supplement payments to low income tenants in properties which receive other forms of federal assistance including tax credits. The payments for each tenant, which are made directly to the owner of their property, generally are in amounts to enable the tenant to pay rent equal to 30% of the adjusted family income. Some of the apartment complexes in which the Partnership has invested are receiving these rent supplements from HUD. HUD has been in the process of converting rent supplement assistance to assistance paid not to the owner of the apartment complex, but directly to the individuals. At this time, the Partnership is unable to predict whether Congress will continue rent supplement programs payable directly to owners of apartment complexes.
At March 31, 2007, the Partnership had limited partnership equity interests in forty-eight operating partnerships which own operating apartment complexes as follows: eight in Series 1; five in Series 2; sixteen in Series 3; eight in Series 4; four in Series 5; and seven in Series 6. A description of these Operating Partnerships is set forth in Item 2 herein.
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

Plan of Liquidation
On March 13, 2007, our General Partner recommended that the BAC holders approve a plan of liquidation and dissolution for the Partnership, or the “Plan.” The Plan was approved by the BAC holders on April 27, 2007, and was adopted by the General Partner on April 30, 2007. Pursuant to the Plan, the General Partner may, without further action by the BAC holders:
–	Liquidate the assets and wind up the business of the Partnership;

–	make liquidating distributions in cancellation of the BACs;

–	dissolve the Partnership after the sale of all of the Partnership’s assets; and

–	take, or cause the Partnership to take, such other acts and deeds and shall do, or cause the Partnership to do, such other things, as are necessary or appropriate in connection with the dissolution, winding up and liquidation of the Partnership, the termination of the responsibilities and liabilities of the Partnership under applicable law, and the termination of the existence of the Partnership.
Since the approval of the Plan by the BAC holders, we have continued to seek to sell the assets of the Partnership and use the sales proceeds and/or other Partnership funds to pay all expenses in connection with such sales, pay or make provision for payment of all Partnership obligations and liabilities, including accrued fees and unpaid loans to the General Partner, and distribute the remaining assets as set forth in the Partnership Agreement. We expect to complete the sale of the apartment complexes approximately three to four years after the BAC holders’ approval of the Plan, which was April 27, 2007. However, because of numerous uncertainties, the liquidation may take longer or shorter than expected, and the final liquidating distribution may occur months after all of the apartment complexes have been sold.

Employees
The Partnership does not have any employees. Services are performed by the general partner and its affiliates and agents retained by them.
Item 1A. Risk Factors
As used in this Item 1A, references to “we, “us” and “our” mean the Fund.
An investment in our BACs and our investments in Operating Partnerships and their operating partnerships are subject to risks. These risks may impact the tax benefits of an investment in our BACs, and the amount of proceeds available for distribution to our limited partners, if any, on liquidation of our investments.
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
The Internal Revenue Service (the IRS) may audit us or an Operating Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Tax Credits and tax losses allocable to the investors could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in our BACs. Changes in tax laws could also impact the tax benefits from an investment in our BACs and/or the value of the Operating Partnerships. Until the Operating Partnerships have completed a mandatory fifteen year Low Income Housing Tax Credit compliance period, investors are at risk for potential recapture of Low Income Housing Tax Credits that have already been claimed.
The Low Income Housing Tax Credits rules are extremely complicated and noncompliance with these rules may have adverse consequences for BACs holders.
Noncompliance with applicable tax regulations may result in the loss of future Low Income Housing Tax Credits and the fractional recapture of Low Income Housing Tax Credits already taken. In most cases the annual amount of Low Income Housing Tax Credits that an individual can use is limited to the tax liability due on the person’s last $25,000 of taxable income. The local limited partnerships may be unable to sell the Operating Partnerships at a price which would result in our realizing cash distributions or proceeds from the transaction. Accordingly, we may be unable to distribute any cash to our investors. Low Income Housing Tax Credits may be the only benefit from an investment in our BACs.
Poor performance of one housing complex, or the real estate market generally, could impair our ability to satisfy our investment objectives.
Each housing complex is subject to mortgage indebtedness. If an Operating Partnership failed to pay its mortgage, it could lose its housing complex in foreclosure. If foreclosure were to occur during the first 15 years of the existence of the Partnership, the loss of any remaining future Low Income Housing Tax Credits, a fractional recapture of previously claimed Low Income

Housing Tax Credits, and a loss of our investment in the housing complex would occur. To the extent the Operating Partnerships receive government financing or operating subsidies, they may be subject to one or more of the following risks:
–	difficulties in obtaining rent increases;

–	limitations on cash distributions;

–	limitations on sales or refinancing of Operating Partnerships;

–	limitations on transfers of interests in Operating Partnerships;

–	limitations on removal of general partners;

–	limitations on subsidy programs; and

–	possible changes in applicable regulations.
The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.
No trading market for the BACs exists or is expected to develop.
There is currently no active trading market for the BACS. Accordingly, limited partners may be unable to sell their BACs or may have to sell BACs at a discount. Limited partners should consider their BACs to be a long-term investment.
Investors may realize taxable gain on sale or disposition of BACs.
Upon the sales or other taxable disposition of certificates, and upon the completion of the liquidation of a series, investors will realize taxable income to the extent that their allocable share of the non-recourse mortgage indebtedness on the apartment complexes, together with the money they receive from the sale of the certificates or liquidating distributions, is greater than the tax basis of their certificates. This realized taxable income is reduced to the extent that investors have suspended passive losses or credits. It is possible that the sale of certificates or liquidation may not generate enough cash to pay the tax obligations arising from the sale or liquidation.
Investors may have tax liability in excess of cash.
Investors eventually may be allocated profits for tax purposes which exceed any cash distributed to them. Under these circumstances, unless an investor has passive losses or credits to reduce this tax liability, the investor will have to pay federal income tax without a corresponding cash distribution. Similarly, in the event of a sale or foreclosure of an apartment complex or a sale of BACs, an investor may be allocated taxable income, resulting in tax liability, in excess of any cash distributed to him or her as a result of the event.
Investors may not receive cash if apartment complexes are sold.
There is no assurance that investors will receive any cash distributions from the sale or refinancing of an apartment complex. The price at which an apartment complex is sold may not be large enough to pay the mortgage and other expenses which must be paid at such time. Even if there are net cash proceeds from a sale distributed to the Partnership, expenses such as accrued management fees and unpaid loans will be deducted pursuant to Section 4.02(a) of the Partnership Agreement. If any of these events happen, investors will not get all of their investment back, and the only benefit from an investment will be the tax credits received.

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
We have insufficient sources of cash to pay our existing liabilities.
We currently do not have sufficient cash resources to satisfy our financial liabilities. Furthermore, we do not anticipate that we will have sufficient available cash to pay our future financial liabilities. Substantially all of our existing liabilities are payable to our general partner and its affiliates. Though the amounts payable to the general partner and its affiliates are contractually currently payable, we do not believe that the general partner or its affiliates will demand immediate payment of these contractual obligations in the near term, however, there can be no assurance that this will be the case. We would be materially adversely affected if the general partner or its affiliates demanded payment in the near term of our existing contractual liabilities or suspended the provision of services to us because of our inability to satisfy these obligations. All monies currently deposited, or that will be deposited in the future, into the Partnership’s working capital reserves are intended to be utilized to pay our existing and future liabilities.
Investors face uncertainty as to the amount or timing of any liquidating distributions.
There is no assurance that, if all of the apartment complexes are sold, there will be sufficient proceeds to make any distributions to BAC holders of any given Series, and we expect that there will not be sufficient proceeds to make any distributions to BAC holders of certain Series. Furthermore, there is no guarantee that the Partnership will complete the liquidation in a timely manner. Because of numerous uncertainties, the liquidation may take longer or shorter than expected, and the final liquidating distribution may occur months after all of the apartment complexes have been sold. The Partnership may complete the liquidation of certain Series later than other Series, in which case BAC holders of different Series will receive liquidating distributions at different times.
Investors will continue to hold interests in the Partnership if the General Partner is unable to sell all of the apartment complexes.
The General Partner may not be able to sell all of the remaining apartment complexes and complete the liquidation, in which case the Partnership will not be liquidated and the Partnership will continue to hold interests in those apartment complexes that could not be sold. In this situation, investors would continue to receive a Schedule K-1 for their interest in the Partnership. In addition, any distributions available to the investors could be reduced or eliminated if the General Partner is not successful in selling all of the remaining apartment complexes.

There may be a delay in receiving certain benefits of any sales.
The Partnership Agreement authorizes us to utilize proceeds from the sales of apartment complexes to establish reserves for authorized Partnership purposes. We may reserve some of the remaining undistributed proceeds from the sale of apartment complexes for such purposes as reserves for unknown liabilities, audit costs, fees and tax return preparation.
Item 1B. Unresolved Staff Comments
     Not applicable.
Item 2. Properties
The Partnership has acquired a limited partnership interest in each of the forty-eight Operating Partnerships identified in the following tables. In each instance the apartment complexes owned by the applicable Operating Partnerships are eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a designated percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as “Qualified Occupancy”. Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus, as supplemented, or applicable Report on Form 8-K. The general partner believes that there is adequate casualty insurance on the properties.
Please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed discussion of operational difficulties experienced by certain of the Operating Partnerships.

Boston Capital Tax Credit Fund Limited Partnership — Series 1
PROPERTY PROFILES AS OF MARCH 31, 2007

			Mortgage
			Balance		Qualified	Capital
Property			As Of	Construction	Occupancy	Contrib-
Name	Location	Units	12/31/06	Completion	3/31/07	uted
Apple Hill Apartments	West Newton, NC	44	$1,439,775	01/88	100%	$317,660

Briarwood Apartments	Vero Beach, FL	45	1,430,882	08/89	100%	386,368

Country Knoll	Coldwater, MI	32	911,803	07/89	100%	202,610

Country Village Apts	Warwick, NY	64	3,076,552	04/89	100%	845,000

Elk Rapids II Apartments	Elk Rapids, MI	24	718,650	02/89	100%	161,078

Green Acres Apartments	Yulee, FL	47	1,434,340	08/89	100%	394,500

Westchase Apartments	Three Rivers, MI	32	938,385	07/89	100%	202,610

Wood Creek Manor	Saulte St. Marie, MI	32	939,053	07/89	100%	213,390

Boston Capital Tax Credit Fund Limited Partnership — Series 2
PROPERTY PROFILES AS OF MARCH 31, 2007

			Mortgage
			Balance		Qualified	Capital
Property			As Of	Construction	Occupancy	Contrib-
Name	Location	Units	12/31/06	Completion	3/31/07	uted
Annadale Apartments	Fresno, CA	222	$12,685,615	06/90	100%	$1,736,542

Calexico Village Apts.	Calexico, CA	36	1,519,358	04/90	100%	464,896

Heber II Village Apts.	Heber, CA	24	1,061,699	04/89	100%	345,000

Redwood Creek Apts.	McKinleyville, CA	48	1,718,987	12/89	100%	688,572

Thunderbird Apartments	Mecca, CA	54	2,531,037	07/90	100%	1,012,157

Boston Capital Tax Credit Fund Limited Partnership — Series 3
PROPERTY PROFILES AS OF MARCH 31, 2007

			Mortgage
			Balance		Qualified	Capital
Property			As Of	Construction	Occupancy	Contrib-
Name	Location	Units	12/31/06	Completion	3/31/07	uted
Belfast Birches	Belfast, ME	24	1,054,329	05/89	100%	245,000

Crane Street Court	Littleton, NH	33	1,431,057	12/88	100%	293,000

Cruz Bay Apartments	St. John, USVI	20	1,448,689	02/89	100%	285,820

Fiddler’s Creek Apartments	Southport, NC	24	1,195,728	02/89	100%	200,397

Gilmore Court	Jaffrey, NH	28	1,347,234	06/89	100%	288,660

Greenwood Apartments	Owosso, MI	48	1,390,860	08/89	100%	312,090

Jackson Apartments	Jackson, WY	28	1,155,300	07/89	100%	225,000

Lake North Apartments	Lady Lake, FL	36	1,017,782	01/89	100%	220,780

Lakewood Terr Apartments	Lakeland, FL	132	3,093,187	08/89	100%	572,400

Maplewood Apartments	Cloquet, MN	24	734,202	04/89	100%	150,800

Mound Plaza Apartments	Moundville, AL	24	605,479	09/89	100%	129,465

Oak Crest Manor II	Brainerd, MN	30	881,705	05/89	100%	168,130

Ripon Apartments	Ripon, WI	24	821,814	07/89	100%	176,260

Boston Capital Tax Credit Fund Limited Partnership — Series 3
PROPERTY PROFILES AS OF MARCH 31, 2007
Continued

			Mortgage
			Balance		Qualified	Capital
Property			As Of	Construction	Occupancy	Contrib-
Name	Location	Units	12/31/06	Completion	3/31/07	uted
Sun Village Apartments	Groveland, FL	34	$1,010,198	05/88	100%	$211,880

Trinidad Apartments	Trinidad, CO	24	894,058	06/89	100%	202,000

Vassar Apartments	Vassar, MI	32	890,976	11/89	100%	189,596

Boston Capital Tax Credit Fund Limited Partnership — Series 4
PROPERTY PROFILES AS OF MARCH 31, 2007

			Mortgage
			Balance		Qualified	Capital
Property			As Of	Construction	Occupancy	Contrib-
Name	Location	Units	12/31/06	Completion	3/31/07	uted
Ault Apartments	Ault, CO	16	468,455	07/89	100%	92,232

Berkshire Apartments	Wichita, KS	90	1,583,749	09/89	100%	1,829,104

Burlwood Apartments	Cripple Creek, CO	10	346,071	08/89	100%	45,600

Cambria Commons	Cambria, NY	24	1,034,192	07/89	100%	367,600

Clearview Apartments	Monte Vista, CO	24	732,207	11/89	100%	166,400

Meadowcrest Apartments	Southfield, MI	83	2,696,357	10/90	100%	1,055,404

Milliken Apartments	Milliken, CO	28	832,943	08/89	100%	135,000

Shockoe Hill Apartments II	Richmond, VA	64	1,719,103	09/89	100%	1,110,590

Boston Capital Tax Credit Fund Limited Partnership — Series 5
PROPERTY PROFILES AS OF MARCH 31, 2007

			Mortgage
			Balance		Qualified	Capital
Property			As Of	Construction	Occupancy	Contrib-
Name	Location	Units	12/31/06	Completion	3/31/07	uted
Annadale Apartments	Fresno, CA	222	$12,685,615	06/90	100%	$1,161,810

Calexico Village Apartments	Calexico, CA	36	1,519,358	04/90	100%	128,174

Heather Ridge Apartments	Redding, CA	56	343,039	09/89	100%	1,182,030

Point Arena Village	Point Arena, CA	25	1,166,371	02/90	100%	444,830

Boston Capital Tax Credit Fund Limited Partnership — Series 6
PROPERTY PROFILES AS OF MARCH 31, 2007

			Mortgage
			Balance		Qualified	Capital
Property			As Of	Construction	Occupancy	Contrib-
Name	Location	Units	12/31/06	Completion	3/31/07	uted
Briarwood Estates	Cameron, MO	24	550,766	09/88	100%	137,367

Hacienda Villa Apartments	Firebaugh, CA	120	3,383,942	01/90	100%	1,460,316

Kearney Properties II	Kearney, MO	16	350,527	03/88	100%	99,334

Los Pueblos Apartments	Socorro, NM	32	1,207,848	05/88	100%	414,851

Pleasant Hill	Pleasant Hill, MO	24	544,574	12/88	100%	141,624

Tall Pines Apartments	Charlestown, NH	32	1,389,313	11/89	100%	302,491

Woodcliff Apartments	Ishpeming, MI	24	734,184	11/89	100%	192,996

Item 3. Legal Proceedings
None.
Item 4. Submission of Matters to a Vote of Security Holders
On March 13, 2007, the Partnership filed a Definitive Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934, and mailed it to BAC holders to solicit consents for approval of the Partnership’s Plan of Liquidation and Dissolution. See Item 1 for a description of the Plan of Liquidation and Dissolution. In addition, the Partnership sought approval of the BAC holders to extend the solicitation, if there were not enough votes in favor of the liquidation.
The record date for voting was February 28, 2007, and the final voting deadline was April 27, 2007. In this solicitation, holders of different series of BACs voted together as a single class. The General Partner received consent from a majority-in-interest of the BAC holders for the liquidation of the Partnership. The following is a tabulation of votes received by the voting deadline:

Description of	For		Against		Abstain
Proposal	BACs	Percent	BACs	Percent	BACs	Percent
Liquidation of the Partnership	5,271,472	53.79%	233,600	2.38%	82,601	0.84%
Extension of Solicitation	4,732,402	48.29%	625,317	6.38%	229,954	2.35%

PART II

Item 5.	Market for the Partnership’s Limited Partnership Interests and Related Partnership Matters and Issuer Parchases of Partnership Interests
(a) Market Information
The Partnership is classified as a limited partnership and does not have common stock. There is no established public trading market for the BACs and it is not anticipated that any public market will develop.
(b) Approximate number of security holders.
As of March 31, 2007, the Partnership has 6,588 registered BAC Holders for an aggregate of 9,800,600 BACs which were offered a subscription price of $10 per BAC.
The BACs were issued in series. Series 1 had 901 investors holding 1,299,900 BACs; Series 2 had 645 investors holding 830,300 BACs; Series 3 had 2,041 investors holding 2,882,200 BACs; Series 4 had 1,843 investors holding 2,995,300 BACs; Series 5 had 359 investors holding 489,900 BACs; and Series 6 had 780 investors holding 1,303,000 BACs.
(c) Dividend history and restriction.
The Partnership has made no distributions of net cash flow to its BAC holders from its inception, June 1, 1988 through March 31, 2007. The Partnership made a return of equity distribution to the BAC holders in the amount of $350,003 during the year ended March 31, 1992. The distribution was the result of certain Operating Partnerships not achieving their projected tax credits.
During the year ended March 31, 2006, the Partnership made a return of equity distribution to the Series 1, 2, 3, 4, and Series 6 BAC holders in the amount of $39,131, $288,242, $316,439, $1,074,238, and $2,378,931, respectively. The distributions were the result of proceeds available from the sale or transfer of one or more Operating Partnerships.
During the year ended March 31, 2007, the Partnership made a return of equity distribution to the Series 6 BAC holders in the amount of $76,724. The distribution was the result of proceeds available from the sale or transfer of one or more Operating Partnerships.
The Partnership Agreement provides that profits, losses and credits will be allocated each month to the holder of record of a BAC as of the last day of such month. Allocation of profits and credits among BAC holders will be made in proportion to the number of BACs held by each BAC holder.
Any distributions of net cash flow or liquidation, sale or refinancing proceeds will be made within 180 days of the end of the annual period to which they relate. Distributions will be made to the holders of record of a BAC as of the last day of each month in the ratio which (i) the BACs held by the holder on the last day of the calendar month bears to (ii) the aggregate number of BACs outstanding on the last day of such month. Partnership allocations and distributions are described on pages 99 to 103 of the Prospectus, as supplemented, which are incorporated herein by reference.

Item 6. Selected Financial Data
The information set forth below presents selected financial data of the Partnership for each of the five years in the period ended March 31, 2007. Additional detailed financial information is set forth in the audited financial statements listed in Item 14 hereof.

	March 31,	March 31,	March 31,	March 31,	March 31,
	2007	2006	2005	2004	2003
Operations

Interest Income	$37,676	$11,999	$10,445	$11,140	$1,726
Other Income	10,411	27,424	29,983	66,063	16,194

Share of Income (Loss) of Operating Partnerships	6,059,124	1,790,686	(1,076,925)	1,501,868	(950,064)

Operating Exp. *	(374,157)	(730,143)	(2,843,185)	(1,108,365)	(1,020,779)

Net Income (Loss)	5,733,054	1,099,966	(3,879,682)	470,706	(1,952,923)

Net Income (Loss) per BAC	$.58	$.11	$(.39)	$.05	$(.20)

Balance Sheet

Total Assets	$2,180,680	$591,789	$4,557,134	$9,739,311	$8,893,597

Total Liab.	$6,885,751	$10,953,190	$11,921,520	$11,510,858	$11,135,850

Partners’ Equity	$(4,705,071)	$(10,361,401)	$(7,364,386)	$(1,771,547)	$(2,242,253)

Other Data

*	Operating Expense includes Impairment Losses recorded in the amounts of $69,539 for 2006, $2,182,175 for 2005 and $170,000 for 2004.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including our intentions, hopes, beliefs, expectations, strategies and predictions of our future activities, or other future events or conditions. These statements are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created by these acts. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, for example, the factors identified in Part I, Item 1 of this Report. Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.
Liquidity
The Partnership’s primary source of funds was the proceeds each Offering. Other sources of liquidity include (i) interest earned on capital contributions held pending investment or held for working capital reserves and (ii) cash distributions from operations of the Operating Partnerships in which the Partnership has invested. These sources of liquidity are available to meet the obligations of the Partnership. The Partnership is currently accruing the annual partnership management fees, which allows each series the ability to pay non-affiliated third party obligations. During the fiscal year ended March 31, 2007 the Partnership accrued $369,403 in annual partnership management fees. During the fiscal year ended March 31, 2007 the Partnership paid $4,374,400 in partnership management fees. As of March 31, 2007, total partnership management fees accrued were $5,876,371. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Partnership receives sales or refinancing proceeds from Operating Partnerships which will be used to satisfy these liabilities.
An affiliate of the general partner has advanced $1,006,880 to the Partnership to pay various third party operating expenses and to make advances and/or loans to Operating Partnerships. The amounts advanced to five of the six series are as follows: $136,910 to Series 1; $143,472 to Series 2; $473,702 to Series 3; $249,863 to Series 4; and $2,933 to Series 5. These and any additional advances will be paid, without interest, from available cash flow, reporting fees, or the proceeds of sales or refinancing of the Partnership’s interests in Operating Partnerships. The Partnership anticipates that as the Operating Partnerships continue to mature, more cash flow and reporting fees will be generated. Cash flow and reporting fees will be added to the Partnership’s working capital and will be available to meet future third party obligations of the Partnership. The Partnership is currently pursuing, and will continue to pursue, available cash flow and reporting fees.

Capital Resources
The Partnership offered BACs in the Offering declared effective by the Securities and Exchange Commission on August 29, 1988. The Partnership received and accepted subscriptions for $97,746,940 representing 9,800,600 BACs from investors admitted as BAC holders in Series 1 through Series 6 of the Partnership.
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
The net proceeds from the offer and sale of BACs in Series 1 have been used to invest in a total of 20 Operating Partnerships in an aggregate amount of $9,407,952, and the Partnership has completed payment of all installments of its capital contributions. As of March 31, 2007, twelve of the properties had been disposed of and eight remained. Series 1 had $31,254 in working capital at March 31, 2007. Dispositions that occurred in the current fiscal year are disclosed in the Series Results of Operations.
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
The net proceeds of the offer and sale of BACs in Series 2 have been used to invest in a total of 8 Operating Partnerships in an aggregate amount of $6,498,176, and the Partnership has completed payment of all installments of its capital contributions. As of March 31, 2007, three of the properties had been disposed of and five remained. Series 2 had $337,414 in working capital at March 31, 2007. Dispositions that occurred in the current fiscal year are disclosed in the Series Results of Operations.
(Series 3). The Partnership received and accepted subscriptions for $28,822,000, representing 2,882,200 BACs from investors admitted as BAC holders in Series 3. Offers and sales of BACs in Series 3 were completed and the last of the BACs in Series 3 were issued by the Partnership on March 14, 1989.
The net proceeds of the offer and sale of BACs in Series 3 have been used to invest in a total of 33 Operating Partnerships in an aggregate amount of $21,738,797, and the Partnership has completed payment of all installments of its capital contributions. As of March 31, 2007, seventeen of the properties had been disposed of and sixteen remained. Series 3 had $169,122 in working capital at March 31, 2007. Dispositions that occurred in the current fiscal year are disclosed in the Series Results of Operations.
(Series 4). The Partnership commenced offering BACs in Series 4 on March 27, 1989. The Partnership received and accepted subscriptions for 29,788,160, representing 2,995,300 BACs from investors admitted as BAC holders in Series 4. Offers and sales of BACs in Series 4 were completed and the last of the BACs in Series 4 were issued by the Partnership on July 7, 1989.

The net proceeds from the offer and sale of BACs in Series 4 have been used to invest in a total of 25 Operating Partnerships in an aggregate amount of $22,934,082, and the Partnership has completed payment of all installments of its capital contributions. As of March 31, 2007, seventeen of the properties had been disposed of and eight remained. Series 4 had $354,790 in working capital at March 31, 2007. Dispositions that occurred in the current fiscal year are disclosed in the Series Results of Operations.
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
The net proceeds of the offer and sale of BACs in Series 5 have been used to invest in a total of 5 Operating Partnerships in an aggregate amount of $3,431,044, and the Partnership has completed payment of all installments of its capital contributions. As of March 31, 2007, one of the properties had been disposed of and four remained. Series 5 had $12,636 in working capital at March 31, 2007. Dispositions that occurred in the current fiscal year are disclosed in the Series Results of Operations.
(Series 6). The Partnership commenced offering BACs in Series 6 on July 18, 1989. The Partnership received and accepted subscriptions for $12,935,780, representing 1,303,000 BACs from investors admitted as BAC holders in Series 6. Offers and sales of BACs in Series 6 were completed and the last of the BACs in Series 6 were issued by the Partnership on September 29, 1989.
The net proceeds from the offer and sale of BACs in Series 6 have been used to invest in a total of 15 Operating Partnerships in an aggregate amount of $10,652,631, and the Partnership has completed payment of all installments of its capital contributions. As of March 31, 2007, eight of the properties had been disposed of and seven remained. Series 6 had $859,178 in working capital at March 31, 2007. Dispositions that occurred in the current fiscal year are disclosed in the Series Results of Operations.
Results of Operations
The Partnership incurs an annual partnership management fee payable to the general partner and/or its affiliates in an amount equal to 0.375% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various partnership management and reporting fees paid or payable by the Operating Partnerships. The annual partnership management fee incurred net of reporting fees for the fiscal years ended March 31, 2007, 2006 and 2005 was $151,947, $438,157 and $450,058, respectively. The amount is anticipated to be lower for subsequent fiscal years as more of the Operating Partnerships begin to pay accrued and annual partnership management and reporting fees. During the fiscal years ended March 31, 2007, 2006, and 2005, the Partnership received $217,458, $107,101, and $331,667, respectively, in reporting fees from the Operating Partnerships
The Partnership’s investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested. The Partnership’s investments in Operating Partnerships have been made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

The Operating Partnerships were allocated tax credits for 10 years. Based on each Operating Partnership’s lease-up, the total credits could be spread over as many as 15 years. In cases where the actual number of years is more than 10, the credits delivered in the early and later years will be less than the maximum allowable per year. Series 1 and Series 4 completed their credit periods as of December 31, 2001. Series 3 and Series 6 completed their credit periods as of December 31, 2004. Series 2 and Series 5 completed their credit periods as of December 31, 2005.
(Series 1). As of March 31, 2007 and 2006, the Qualified Occupancy for the Series was 100%. The Series had a total of 8 properties at March 31, 2007, all of which were at 100% Qualified Occupancy.
For the tax years ended December 31, 2006 and 2005, the Series, in total, generated $669,411 and $1,988,718, respectively, in passive income tax losses which were passed through to the investors. As of December 31, 2001 all of the Operating Partnerships in Series 1 had completed their respective credit periods and it is not expected that any additional tax credits will be generated.
For the years ended December 31, 2006 and 2005, Series 1 reflects net loss from Operating Partnerships of $(376,642) and $(1,171,878), respectively, which includes depreciation and amortization of $500,100 and $ 502,636, respectively.
For the years ended March 31, 2007, 2006, and 2005, the net loss for series 1 was $96,203, $49,059, and $22,003, respectively. The major components of these amounts are the Partnership’s share of income (losses) from Operating Partnership and the fund management fee. The variances in net losses is due to the income (losses) recorded from the dispositions of Operating Partnerships in the prior year.
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
Townhomes of Minnehaha, (Minnehaha Court Apartments) is a 24-unit property located in St. Paul, Minneapolis. On August 17, 2005, the Townhomes of Minnehaha sold Minnehaha Court Apartments to a non-affiliated entity for $1,360,000 and proceeds to the investment limited partnership of $109,009, which includes the return of the replacement reserve funds and liquidation of all other depository accounts. Of the total proceeds received, $39,285 and $10,044 represents a reimbursement of funds previously advanced to the Operating Partnership by an affiliate of the investment limited partnership and the investment limited partnership, respectively, $23,715 was paid to Boston Capital Asset Management Limited Partnership (BCAMLP) for outstanding reporting fees, and $26,965 is for payment of outstanding asset management fees due to an affiliate of the investment limited partnership. The remaining proceeds of $9,000 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The amount paid represents reimbursement for expenses incurred related to the sale, which includes legal costs. Annual losses generated by the Operating Partnership were applied against the investment limited partnership’s investment in the Operating Partnership and to advances made to the Operating Partnership in accordance with the equity method of accounting. Accordingly, a gain on the sale of the property was recorded of $33,759 as of September 30, 2005.
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
Briarwood Apartments of Vero Beach, Limited has entered into an agreement with the operating general partner to sell the property to an entity affiliated with the current operating general partner. The transaction is anticipated to close in the second quarter of 2007. The sales price for Briarwood Apartments is $1,508,231, which includes the outstanding mortgage balance of approximately $1,438,231 and proceeds to the investment limited partnership of $35,000. Of the total investment limited partnership proceeds to be received, $12,580 will represent payment of outstanding reporting fees due to an affiliate of the investment limited partnership and the balance of $22,420 represents proceeds from the sale. Of the remaining proceeds $7,500 is anticipated to be paid to BCAMLP for expenses incurred, which includes third party legal costs. The remaining proceeds of $14,920 will be returned to cash reserves held by Series 1. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment limited partnership. After all outstanding obligations of the investment limited partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.
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
Elk Rapids II ACLP (Elk Rapids II Apartments), is a 24 unit senior property located in Elk Rapids, Michigan. In 2006, the property had an average occupancy of 85%. Through the first quarter 2007 average occupancy has decreased to 80% and the property is operating below breakeven. Due to the poor economy in Michigan, occupancy has declined. The current marketing efforts of advertising in local weekly newspapers appear to be alleviating the low occupancy issue. In March 2007, physical occupancy increased to 92% and 2 move-ins are scheduled for early April. The mortgage and insurance are current, however, property taxes have been reported to be behind by $3,600. The operating general partner is in negotiations with Rural Development to develop a payment plan. The investment limited partner will continue to work with the operating general partner until operations are stabilized and property taxes are current.
(Series 2). As of March 31, 2007 and 2006, the Qualified Occupancy for the series was 100%. The Series had a total of 5 properties at March 31, 2007, all of which were at 100% Qualified Occupancy.
For the tax years ended December 31, 2006 and 2005, the Series, in total, generated $915,982 and $351,519, respectively, in passive income tax losses that were passed through to the investors, and also provided $0.00 and $0.02, respectively, in tax credits per BAC to the investors.
For the years ended December 31, 2006 and 2005, the Series reflects net loss from Operating Partnerships of $(883,568) and $(615,451), respectively, which includes depreciation and amortization of $520,842 and $576,847, respectively.
For the years ended March 31, 2007, 2006, and 2005, the net income (loss) for series 2 was $764,498, $175,069, and $21,219, respectively. The major components of these amounts are the Partnership’s share of income (losses)

from Operating Partnership and the fund management fee. The variances in net income (losses) are due to the income (losses) recorded from the dispositions of Operating Partnerships in the prior year.
In December 2004, Series 2 and Boston Capital Tax Credit Fund II – Series 14 negotiated the sale of their interest in Haven Park Partners III to the operating general partner. The transaction closed in April of 2005 for the assumption of the outstanding mortgage balance of approximately $462,000 and proceeds to the investment limited partners of $979,310 ($403,912 for Series 2 and $575,398 for Series 14). Of the total proceeds received, $608,547 represents a reimbursement of funds previously advanced to the Operating Partnership by affiliates of the investment limited partners and $8,000 is for payment of outstanding reporting fees due to an affiliate of the investment limited partners. Of the remaining proceeds, the net distribution to the investors was $253,710 ($170,747 for Series 2 and $82,963 for Series 14). This represented a per BAC distribution of $.206 and $.015 for Series 2 and 14, respectively. The total returned to the investors was distributed based on the number of BACs held by each investor. The remaining proceeds of $109,053 were paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates. The breakdown of amounts paid to BCAMLP is as follows: $9,000 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursements and third party legal and mailing costs; and $100,053 is for a partial payment of outstanding asset management fees due to BCAMLP. Accordingly, gains on the sale of the property were recorded by Series 2 and Series 14 of $242,269 and $95,594, respectively, as of March 31, 2006. The gains recorded represented the proceeds received by the investment limited partner, net of their remaining investment balance, non-reimbursed advances to the Operating Partnership and their share of the overhead and expense reimbursement.
In December 2004, Series 2 and Boston Capital Tax Credit Fund II – Series 14 negotiated the sale of their interest in Haven Park Partners IV to the operating general partner. The transaction closed in March of 2005 for the assumption of the outstanding mortgage balance of approximately $371,700 and estimated proceeds to the investment limited partnerships of $780,579 ($298,038 for Series 2 and $482,541 for Series 14). Of the total proceeds received, $553,362 represents a reimbursement of funds previously advanced to the Operating Partnership by affiliates of the investment limited partnerships and $4,000 is for payment of outstanding reporting fees due to an affiliate of the investment limited partnership. Of the remaining proceeds, the net distribution to the investors was $156,660 ($117,495 for Series 2 and $39,165 for Series 14). This represented a per BAC distribution of $.142 and $.007 for Series 2 and 14, respectively. The total returned to the investors was distributed based on the number of BACs held by each investor. The remaining proceeds of $66,557 were paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates. The breakdown of amounts paid to BCAMLP is as follows: $30,600 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursements and third party legal costs for overseeing and managing the disposition of the property; and $35,957 is for partial payment of outstanding asset management fees due to BCAMLP. Accordingly, gains on the sale of the property were recorded by Series 2 and Series 14 of $128,407 and $57,026, respectively, as of March 31, 2005. The gains recorded represented the proceeds received by the investment limited partnerships, net of their remaining investment balance, non-reimbursed advances to the Operating Partnership and their share of the overhead and expense reimbursement. In the prior year $14,073 for Series 2 and $5,400 for Series 14 of the sales proceeds were refunded to BCAMLP to pay accrued asset management fees. In the prior year a reduction in the amount of $5,864 for Series 2 and $3,136 for Series 14 on the gain recorded in the prior year was recorded for final costs incurred on the disposition of the property.
In September of 2006, the operating general partner of Redondo Associates Limited withdrew from the Operating Partnership and was replaced by an entity affiliated with the investment limited partner. In October 2006, the property owned by the Operating Partnership was sold for $2,012,097, which includes the outstanding mortgage balance of approximately $1,398,585. In addition, to the proceeds from the sale, Redondo II had $428,266 in other depository accounts available to distribute to the partners. After the payment of the all costs related to the sale of the property, including the proceeds payable to the former operating general partner of the Operating Partnership totaling $146,377, the net proceeds paid to Series 2 was $856,915. Of the total proceeds received, $2,850 was paid to BCAMLP for the payment of accrued asset management fees, and $27,500 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs and the costs to liquidate the Operating Partnership. The remaining proceeds of $826,565 will be returned to cash reserves held by Series 2. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment limited partnership. After all outstanding obligations of the investment limited partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $826,565 as of December 31, 2006. In January and February 2007, additional sale proceeds of $7,179 were received after the liquidation of the Operating Partnership was finalized. The additional proceeds will be returned to the cash reserves held by Series 2.
(Series 3). As of March 31, 2007 and 2006, the Qualified Occupancy for the Series was 100%. The Series had a total of 16 properties at March 31, 2007, all of which were at 100% Qualified Occupancy.
For the tax years ended December 31, 2006 and 2005, the Series, in total, generated $1,221,262 and $1,122,415, respectively, in passive income tax losses that were passed through to the investors. As of December 31, 2005 all of the Operating Partnerships in Series 3 had completed their respective credit periods and it is not expected that any additional tax credits will be generated.
For the years ended December 31, 2006 and 2005 Series 3 reflects net loss from Operating Partnerships of $(411,798) and $(710,598), respectively, which includes depreciation and amortization of $873,656 and $1,004,441, respectively.
For the years ended March 31, 2007, 2006, and 2005, the net income for series 3 was $202,873, $27,080, and $601,912, respectively. The major components of these amounts are the Partnership’s share of income (losses) from Operating Partnership and the fund management fee. The variances in net income is due to the income (losses) recorded from the dispositions of Operating Partnerships in the prior year.

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

In an attempt to capitalize on the strong California real estate market, the operating general partner of Hidden Cove Apartments (Hidden Cove) entered into an agreement to sell the property and the transaction closed in May 2003. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. Sale proceeds due to Series 3 and Boston Capital Tax Credit Fund III-Series 15 were $1,572,368 and $136,352, respectively. The majority of the sale proceeds were received by the investment limited partnerships in May 2003, and the balance was received in September 2003. Of the proceeds received, $1,240,404 and $107,565, for Series 3 and Series 15, respectively, was distributed to the investors in July 2004. This represented a per BAC distribution of $.430 and $.028 for Series 3 and 15, respectively. The total returned to the investors was distributed based on the number of BACs held by each investor. The amounts for each series, while different in actual dollars, represent the same percentage of return to each investment limited partnership. The remaining proceeds total of $360,750 was paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $10,000 represents reimbursement of expenses incurred related to sale, which includes due diligence, legal and mailing costs; $50,000 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property; and $300,750 represents a partial payment of outstanding asset management fees due to BCAMLP. At the time of the sale, the operating general partner retained some funds in an account in the name of the Operating Partnership to cover costs that would be incurred in the process of dissolving the Operating Partnership entity. These funds were not fully utilized and the investment limited partnership share of the remaining funds was paid in April 2005. The totals received were $9,163 for Series 3 and $795 for Series 15. The amounts have been added to each Series’ available reserves and were recognized in the gain on the sale of the property as of March 31, 2005. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero for Series 3 and $66,166 for Series 15. Accordingly, a gain on the sale of the property was recorded by Series 3 and Series 15 of $1,535,521 and $28,992, respectively. The gains recorded represented the proceeds received by the investment limited partnership, net of their remaining investment balance, unreimbursed advances to the Operating Partnership and their share of the overhead and expense reimbursement. In the prior year ended, March 31, 2006, $3,990 and $46,010 for Series 15 and Series 3, respectively, of the sales proceeds were refunded to BCAMLP to pay accrued asset management fees.
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

In 2004, the Operating Partnership entered into a Purchase Agreement to sell Rainbow Housing. The sale closed in March 2005. After repayment of the outstanding mortgage balance of approximately $1,961,599, the proceeds to the investment limited partnership were $308,219. Of the total investment limited partnership proceeds received, $70,000 represented payment of outstanding reporting fees due to an affiliate of the investment limited partnership. Of the remaining proceeds, the net distribution to investors in the amount of $90,877 was paid in September 2005. This represents a per BAC distribution of $.032. The total return to the investor is distributed based on the number of BACs held by each investor. The remaining proceeds of $147,340 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $34,000 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees; and $113,340 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $213,217 as of March 31, 2005. In the prior year ended, March 31, 2006, $25,000 of the sales proceeds were refunded to BCAMLP to pay accrued asset management fees.
In 2003, American Affordable Housing II (AAH II) and Series 3 negotiated the sale of their investment limited partner interest in Paige Hall, a Minnesota Limited Partnership, to the operating general partner for the assumption of the outstanding mortgage balance of approximately $2,591,339 and proceeds to the investment limited partnerships of $150,000. The sale closed on December 19, 2005. Of the total proceeds, $20,000 is for the payment of outstanding reporting fees, and $130,000 will be proceeds for the sale of the investment limited partnerships’ interest. In the 10-Q filed for the quarter ended December 31, 2005, it was estimated that of the total proceeds, $27,753 and $22,247, for American Affordable Housing II and Series 3, respectively, would be distributed to the investors. This represented a per unit distribution of $9.987 for American Affordable Housing II and a per BAC distribution of $.008 for Series 3. The total return to the investors would have been distributed based on the number of units and BACs, respectively, held by each investor. The remaining proceeds of $80,000 were paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $10,000 represents the reimbursement of expenses incurred in connection with the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees; and $70,000 represents payment of outstanding asset management fees due to BCAMLP. It has now been decided that the reimbursement related to the disposition of $27,753 and $22,247, for American Affordable Housing II and Series 3, respectively, will not be paid, and that these amounts originally anticipated to be returned to investors will be added back to the investment limited partners’ respective working capital reserves. This is due to the fact that the Prospectuses of American Affordable Housing II and Series 3 require that the proceeds be utilized in this manner. The monies returned to working capital reserves will be available to pay obligations of the investment limited partnership. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnerships’ investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnerships’ investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the investment limited partner interest of $66,607 and $53,393 for AAH II and Series 3, respectively, was realized in the quarter ended December 31, 2005.
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
In January 2005, Series 3 and Series 4 and Boston Capital Tax Credit Fund II – Series 7 sold its investment limited partner interest in Bowditch School L.P. to the operating general partner for his assumption of the outstanding mortgage balance of $3,053,108 and proceeds to the investment limited partnership of $1. The investment limited partnership proceeds actually represented a partial payment of reporting fees due to an affiliate of the investment limited partnership and have not been recorded as proceeds from the sale of the Operating Partnership. Annual losses generated by the Operating

Partnership, which were applied against the investment limited partnerships’ investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain or loss on the sale of the investment limited partner interest has been recorded.
In January 2006, the operating general partner of Queens Court Limited Partnership entered into an agreement to sell the property and the transaction closed on April 6, 2006. The net proceeds from the sale of the property were $858,680 from which the Partnership repaid the operating general partner for amounts previously advanced to the Partnership, which totaled $599,961. The investment limited partner received proceeds of $249,250. Of the total investment limited partnership proceeds received, $9,000 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs, $4,250 represents reporting fees due to an affiliate of the investment limited partnership, and the balance of $236,000 represents proceeds from the sale. The remaining proceeds from the sale of $236,000 will be returned to cash reserves held by Series 3. In December 2006 additional sale proceeds of $10,706 were received and added to cash reserves held by Series 3. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment limited partnership. After all outstanding obligations of the investment limited partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $236,000 as of April 30, 2006. The additional gain on the sale of the investment limited partner interest of $10,706 was realized in the quarter ended December 31, 2006.
In December 2006, the investment limited partnership transferred its interest in Ashland Investment Group II, an Oregon Limited Partnership, to an entity affiliated with the operating general partner, for its assumption of the outstanding mortgage balance and cash proceeds to the investment limited partner of $76,755. Of the proceeds received, $1,800 represented reporting fees due to an affiliate of the investment limited partnership and the balance represented proceeds from the sale. Of the remaining proceeds received, $2,500 was paid to BCAMLP for expenses related to the sale, which included third party legal costs. The remaining proceeds from the sale of $72,455 were returned to cash reserves held by Series 3. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment limited partnership. After all outstanding obligations of the investment limited partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $72,455 as of December 31, 2006. The transfer of the Operating Partnership has been recognized as of December 31, 2006, and the proceeds were received in the first quarter of 2007.

(Series 4). As of March 31, 2007 and 2006, the Qualified Occupancy for the series was 100%. The Series had a total of 8 properties at March 31, 2007, all of which were at 100% Qualified Occupancy.
For the tax years ended December 31, 2006 and 2005, the Series, in total, generated $2,003,788 and $1,626,764, respectively, in passive income tax losses which were passed through to the investors. As of December 31, 2001 all of the Operating Partnerships in Series 4 had completed their respective credit periods and it is not expected that any additional tax credits will be generated.
For the years ended December 31, 2006 and 2005 Series 4 reflects net loss from Operating Partnerships of $(810,212) and $(1,114,201), respectively, which includes depreciation and amortization of $575,222 and $1,423,385, respectively.
For the years ended March 31, 2007, 2006, and 2005, the net income (loss) for series 4 was $2,054,404, $1,059,802, and $(2,572,603), respectively. The major components of these amounts are the Partnership’s share of income (losses) from Operating Partnership and the fund management fee. The variances in net income is due to the income (losses) recorded from the dispositions of Operating Partnerships in the prior year.
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
Clearview Apartments, LP, (Clear View Apartments) is a 24-unit property located in Monte Vista, Colorado. In 2006, physical occupancy fluctuated from 78% to 83%. The average occupancy through fourth quarter 2006 was 80%. In the first quarter 2007 average physical occupancy continues to be low at 75%. Despite low occupancy, the property was still able to operate above breakeven due to low operating expenses. The property suffers from the lack of a qualified applicant pool and insufficient rental assistance. As part of marketing efforts, to stabilize and increase occupancy, on-site management maintains close contact with the local housing authority. Additionally, the property is being advertised in local newspapers and flyers are being distributed in local diners and community centers. The operating general partner was unsuccessful in its attempt to obtain additional rental assistance from Rural Development. The tax credit period for this development expired in December 2004 with no extended use provisions. The property has adjusted the rents to reflect the change in program participation but is still subjected to Rural Development loan restrictions. The investment limited partner will continue to monitor the property’s operations.
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
Shockoe Hill Associates II, LP, (Shockoe Hill II) is a 64-apartment historical-rehab property for seniors located in Richmond, VA. The property consists of one building. The 15-year tax credit compliance period ended in 2004. Late in 2004, the operating general partner notified the investment limited partner that six Low Income Housing Tax Credit apartments were taken off-line due to structural damage caused by termite activity. At the time, occupancy was already low due to ongoing physical issues at the property. After funding over $100,000 to structurally stabilize a portion of the building, the operating general partner lacked the funds to continue to address these issues. As a result, the operating general partner began to explore the Department of Housing and Urban Development (“HUD”) mark to market program in an attempt to obtain debt relief. The current amount of the mortgage outstanding is over $1.7 million. An appraisal conducted in October 2005 estimated the value of Shockoe Hill II to be between $1.14 and $1.22 million as improved. In the initial stages of the analysis, the operating general partner determined that there was $1,013,313 in required physical repairs including a $1,000,000 sum for termite damage. A rental comparability analysis was conducted in April 2005 which determined that market rent for the Richmond area is $350 a month. This is less than the current $468 a month rent at Shockoe Hill, making them eligible for a mark to market. The operating general partner submitted its findings to HUD in December 2005 and they were eligible for the program. However, the operating general partner then determined this strategy would not provide sufficient funds to complete the repairs; therefore they are not pursuing the mark to market option. The operating general partner also explored re-syndication to generate funding for repairs. Because of the status of the property as a Section 8 moderate rehab, HUD regulations require forfeiture of the Housing Assistance Payment contract in the event of re-syndication. The operating general partner explained that the property could not be supported without this subsidy; therefore re-syndication will not be pursued. The operating general partner also explored selling its interests to a non-profit. The operating general partner hoped to find a non-profit with a good relationship with the Virginia Housing Development Authority that may be able to negotiate a new Housing Assistance Payment contract. The operating general partner was unable to locate a non-profit that would be willing to purchase their partnership interest. As a final assessment of potential value or alternate use for the property, the investment limited partner sent a consultant to Richmond in April 2006 to conduct an analysis of Shockoe Hill II. It was determined that there was little value in Shockoe Hill II to the Partnership beyond the mortgage balance. As a result of the large debt and the operating general partner funding to date, the consultant recommended that the investment limited partner transfer its interest in the property to the operating general partner at no cost. The operating general partner agreed to take over full ownership of Shockoe Hill II. The documents to transfer 100% of the ownership to the operating general partner, for a nominal amount, have been prepared and the Partnership is awaiting approval of HUD to finalize the transfer of the investment limited partner interest.
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
In March 2005, Series 4 sold its interest in Monticello, Ltd. to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,080,904 and proceeds to the investment limited partnership of $43,236. Of the total investment limited partnership proceeds received, the net distribution to investors in the amount of $20,741 was paid in September 2005. This represents a per BAC distribution of $.007. The total return to the investors was distributed based on the number of BACs held by each investor. The remaining proceeds of $22,495 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $10,350 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees; and $12,145 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero.

Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $39,886 as of March 31, 2005. In the prior year ended, March 31, 2006, $3,350 of the sales proceeds were refunded to BCAMLP to pay accrued asset management fees.
In January 2005, Series 3 and Series 4 and Boston Capital Tax Credit Fund II — Series 7 sold its investment limited partner interest in Bowditch School LP to the operating general partner for his assumption of the outstanding mortgage balance of $3,053,108 and proceeds to the investment limited partnership of $1. The investment limited partnership proceeds actually represented a partial payment of outstanding reporting fees due to an affiliate of the investment limited partnership and have not been recorded as proceeds from the sale of the Operating Partnership. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain or loss on the sale of the investment limited partner interest has been recorded.
New Grand Hotel Associates Limited Partnership (New Grand Apartments) is an 80-unit historic rehab property located in Salt Lake City, Utah. In September 2006, the operating general partner of New Grand Hotel Associates Limited Partnership entered into an agreement to sell the New Grand Apartments to a non-affiliated entity and the transaction closed on October 31, 2006. The sales price for New Grand Apartments was $3,175,000, which includes the outstanding mortgage balance of approximately $2,957,000, and proceeds to the investment limited partnership of $229,595, which includes the return of funds held in all other depository accounts. Of the total proceeds received by the investment limited partnership, $52,300 represents reimbursements of funds previously advanced by the investment limited partnership and an affiliate of the investment limited partnership, and $70,000 was be paid for outstanding reporting fees due to an affiliate of the investment limited partnership. Of the remaining proceeds $20,000 will be paid to BCAMLP or other related entities for the reimbursement of third party legal costs and the dissolution and final tax return preparation of New Grand Hotel Associates Limited Partnership. The remaining proceeds of $87,295 were returned to cash reserves held by Series 4. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment limited partnership. After all outstanding obligations of the investment limited partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $139,595 as of December 31, 2006. In February 2007, additional sale proceeds of $1,155 were received after the liquidation of the Operating Partnership was finalized. The additional proceeds will be returned to the cash reserves held by Series 4.
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
(Series 5). As of March 31, 2007 and 2006, the Qualified Occupancy for the Series was 100%. The Series had a total of 4 properties at March 31, 2007, all of which were at 100% Qualified Occupancy.
For the tax years ended December 31, 2006 and 2005, the Series, in total, generated $236,188 and $158,467, respectively, in passive income tax losses that were passed through to the investors, and also provided $0.00 and $0.02, respectively, in tax credits per BAC to the investors.
For the years ended December 31, 2006 and 2005 Series 5 reflects net loss from Operating Partnerships of $(849,122) and $(674,906), respectively, which includes depreciation and amortization of $498,545 and $488,334, respectively.
For the years ended March 31, 2007, 2006, and 2005, the net loss for series 5 was $56,115, $53,511, and $372,911, respectively. The major components of these amounts are the Partnership’s share of income (losses) from Operating Partnership and the fund management fee. The variances in net income is due to the income (losses) recorded from the dispositions of Operating Partnerships in the prior year.
In April of 2007, Series 5 entered into an agreement to transfer its interest in TKO Investment V Limited Partnership to a non-affiliated entity and the transfer is anticipated to occur in June of 2007. Series 5 interest will be transferred for the assumption of the outstanding mortgage balance of approximately $345,000 and cash proceeds to the investment limited partner of $950,000. Of the proceeds anticipated to be received $15,000 represent reporting fees due to an affiliate of the investment limited partnership and the balance represent proceeds from the sale. Of the remaining proceeds approximately $22,000 is anticipated to be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The anticipated remaining proceeds of $913,000 will be returned to cash reserves held by Series 5. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment limited partnership. After all outstanding obligations of the investment limited partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.
(Series 6). As of March 31, 2007 and 2006, the Qualified Occupancy for the series was 100%. The Series had a total of 7 properties at March 31, 2007, all of which were at 100% Qualified Occupancy.

For the tax year ended December 31, 2006 and 2005, the Series, in total, generated $2,332,820 and $883,856, respectively, in passive income tax losses that were passed through to the investors, and also provided $0.00 and $0.00, respectively, in tax credits per BAC to the investors.
For the years ended December 31, 2006 and 2005 Series 6 reflects net income (loss) from Operating Partnerships of $(423,756) and $(900,137), respectively, which includes depreciation and amortization of $419,943 and $1,338,774, respectively.
For the years ended March 31, 2007, 2006, and 2005, the net income (losses) for series 6 was $2,863,597, $(59,415), and $(1,535,296), respectively. The major components of these amounts are the Partnership’s share of income (losses) from Operating Partnership and the fund management fee. The variances in net income is due to the income (losses) recorded from the dispositions of Operating Partnerships in the prior year.
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
In December 2004, Series 6 sold the investment limited partner interest in Eldon Estates Limited Partnership to the operating general partner for his assumption of the outstanding mortgage balance of $542,524 and proceeds to the investment limited partnership of $16,276. Of the total received after payment of the mortgage, $5,000 represents payment of outstanding reporting fees. The remaining proceeds of $11,276 is anticipated to be paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $2,163 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees; and $9,113 represents partial reimbursement for outstanding asset management fees. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $11,113 as of December 31, 2004. In the prior year ended March 31, 2006, $163 of the sales proceeds were refunded to BCAMLP to pay accrued asset management fees.
In December 2004, Series 6 sold the investment limited partner interest in Warrensburg Properties Limited Partnership to the operating general partner for his assumption of the outstanding mortgage balance of $559,159 and proceeds to the investment limited partnership of $16,775. Of the total received after payment of the mortgage, $5,000 represents payment of outstanding reporting fees. The remaining proceeds of $11,775 is anticipated to be paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $2,168 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees; and $9,607 represents partial reimbursement for outstanding asset management fees. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the expense and overhead reimbursement, has been recorded in the amount of $11,607 as of December 31, 2004. In the prior year ended March 31, 2006, $168 of the sales proceeds were refunded to BCAMLP to pay accrued asset management fees.
In July 2004, the operating general partner of Columbia Park Associates entered into an agreement to sell the property and the transaction closed in December 2004. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. After repayment of the outstanding mortgage balances of approximately $1,397,779, the proceeds to the investment limited partnership were $2,738,413. Of the total received after payment of the mortgage, $5,000 represents payment of outstanding reporting fees. Of the remaining proceeds, $354,481 is anticipated to be paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $74,000 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees; and $280,481 represents partial reimbursement for outstanding asset management fees. Of the proceeds received, $2,378,932 was distributed to the investors in September 2005. This represents a per BAC distribution amount of $1.826. Accordingly, a loss on the sale of the investment limited partnership of ($671,784), representing the proceeds received by the investment limited partnership, net of their remaining investment balance and their share of the overhead and expense reimbursement, was recorded in the quarter ended December 31, 2004. In the prior year ended, March 31, 2006, $65,000 of the sales proceeds were refunded to BCAMLP to pay accrued asset management fees. On March 30, 2007, additional sale proceeds of $24,000 were received after the liquidation of the Operating Partnership was finalized and recorded as a gain on the sale. The additional proceeds will be returned to the cash reserves held by Series 6.
Holland West Limited Partnership — In December 2004, Series 6 entered into an agreement to sell the property and the transaction closed on April 18, 2006. After repayment of the outstanding mortgage balance of approximately $1,664,604, proceeds to the investment limited partnership were $1,142,189. Of the total proceeds received, $7,500 is for the payment of outstanding reporting fees and $1,134,689 is remaining proceeds from the sale. In the 10-Q filed for the quarter ended December 31, 2005, it was estimated that $656,816 would be distributed to the investors, and that provided this was the actual amount distributed, the investor per BAC distribution would be $.504, and that the remaining proceeds of $477,873 were anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $13,500 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees; and $270,879 represents payment of outstanding asset management fees due to BCAMLP. In addition, $193,494 of the sales proceeds will be added back to the Series’ working capital reserves. It has been decided that the reimbursement related to the disposition of $656,816 will not be paid, and that monies originally anticipated to be returned to investors will be added back to the Series’ working capital reserve as well. This is due to the fact that the Prospectus of Series 6 requires that the proceeds be utilized in this manner. These sales proceeds and any further sales or refinancing proceeds added to reserves will be available to pay obligations of the investment limited partnership. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the expense and overhead reimbursement, has been recorded in the amount of $1,121,189 as of June 30, 2006.
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
In December 2006, the investment limited partners transferred their interest in Hillandale Commons Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance and $863,000. In accordance with Agreement of Purchase and Sale an initial payment of $67,200 and $52,800 was paid in December 2006 and a note payable in the amount of $416,080 and $326,920 is payable in December 2007 to Series 6 and Boston Capital Tax Credit Fund II LP Series 7, respectively. Of the gross proceeds received in December 2006, $16,800 and $13,200 represent reporting fees due to an affiliate, and $4,200 and $3,300 was paid to BCAMLP for expenses of the sale, which includes third party legal costs for Series 6 and Boston Capital Tax Credit Fund II LP – Series 7, respectively. Of the remaining proceeds received in December 2006 $46,200 and $36,300 for Series 6 and Boston Capital Tax Credit Fund II LP – Series 7, respectively, will be returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment limited partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In addition, it is anticipated that the monies payable under the note payable in December 2007, in the amount of $416,080 and $326,920, to Series 6 and Boston Capital Tax Credit Fund II LP – Series 7, respectively, will be returned to fund reserves. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnerships’ investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the expense and overhead reimbursement, has been recorded in the amount of $462,280 and $363,220, for Series 6 and Boston Capital Tax Credit Fund II LP – Series 7, respectively, as of December 31, 2006. The sale of the Operating Partnership has been recognized as of December 31, 2006. The sale proceeds are expected to be received by December 31, 2007; therefore a receivable in the amount of $416,080 and $326,920 has been recorded for Series 6 and Series 7, respectively, as of December 31, 2006.

Contractual Obligations
As of March 31, 2007, the Partnership has the following contractual obligations (payments due by period):

Obligation	Total	<1 year		1-3 years	3-5 years	> 5 years
Asset Management Fees Payable to Affiliates	$5,876,371	$5,876,371	*	—	—	—

*	Although currently due, accrued asset management fees will be paid only to the extent that proceeds from the sale or refinance of an Operating Partnership become available.
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
The Partnership is required to assess potential impairments to its long-lived assets, which is primarily investments in limited partnerships. The Partnership accounts for its investment in limited partnerships in accordance with the equity method of accounting since the Partnership does not control the operations of the Operating Partnership.

If the book value of the Partnership’s investment in an Operating Partnership exceeds the estimated value derived by management, which generally consists of the remaining future Low-Income Housing Credits allocable to the Partnership and the estimated residual value to the Partnership, the Partnership reduces its investment in the Operating Partnership and includes reduction in equity in loss of investment of limited partnerships.
As of March 31, 2004, the Partnership adopted FASB Interpretation No. 46 — Revised (“FIN 46R”), “Consolidation of Variable Interest Entities.” FIN 46R provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity (“VIE”) in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entity’s expected losses, the majority of the expected returns, or both.

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
The Partnership’s balance in investment in Operating Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The Partnership’s exposure to loss on these partnerships is mitigated by the condition and financial performance of the underlying properties as well as the strength of the local general partners and their guarantee against credit recapture.

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2007 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

(a), (b), (c), (d) and (e)
The Partnership has no directors or executives officers of its own. The following biographical information is presented for the partners of the general partners and affiliates of those partners (including Boston Capital Partners, Inc. (“Boston Capital”) with principal responsibility for the Partnership’s affairs.
John P. Manning, age 58, is co-founder, and since 1974 has been the President and Chief Executive Officer, of Boston Capital Corporation. As co-founder and CEO of Boston Capital, Mr. Manning’s primary responsibilities include strategic planning, business development and the continued oversight of new opportunities. In addition to his responsibilities at Boston Capital Corporation, Mr. Manning is a proactive leader in the multifamily real estate industry. He served in 1990 as a member of the Mitchell-Danforth Task Force, which reviewed and suggested reforms to the Low Income Housing Tax Credit program. He was the founding President of the Affordable Housing Tax Credit Coalition and is a former member of the board of the National Leased Housing Association. During the 1980s, he served as a member of the Massachusetts Housing Policy Committee as an appointee of the Governor of Massachusetts. In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee on the critical role of the private sector in the success of the Low Income Housing Tax Credit. In 1996, President Clinton appointed him to the President’s Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts. In 1998, President Clinton appointed Mr. Manning to the President’s Export Council, the premiere committee comprised of major corporate CEOs that advise the President on matters of foreign trade and commerce. In 2003, he was appointed by Boston Mayor Tom Menino to the Mayors Advisory Panel on Housing. Mr. Manning sits on the Board of Directors of the John F. Kennedy Presidential Library in Boston where he serves as Chairman of the Distinguished Visitors Program. He is also on the Board of Directors of the Beth Israel Deaconess Medical Center in Boston. Mr. Manning is a graduate of Boston College.
Mr. Manning is the managing member of Boston Associates. Mr. Manning is also the principal of Boston Capital Corporation. While Boston Capital is not a direct subsidiary of Boston Capital Corporation, it is under the common control of Mr. Manning.
Richard J. DeAgazio, age 62, has been the Executive Vice President of Boston Capital Corporation, and President of Boston Capital Securities, Inc., Boston Capital’s NASD registered broker/dealer, since 1981. Mr. DeAgazio formerly served on the national Board of Governors of the National Association of Securities Dealers (NASD). He recently served as a member of the National Adjudicatory Council of the NASD. He was the Vice Chairman of the NASD’s District 11 Committee, and served as Chairman of the NASD’s Statutory Disqualification Subcommittee of the National Business Conduct Committee. He also served on the NASD State Liaison Committee, the Direct Participation Program Committee and as Chairman of the Nominating Committee. He is a past President of the Real Estate Securities and Syndication Institute and a founder and past President of the National Real Estate Investment Association, as well as past President of the Real Estate Securities and Syndication Institute (Massachusetts Chapter). Prior to joining Boston Capital Corporation in 1981, Mr. DeAgazio was the Senior Vice President and Director of the Brokerage Division of Dresdner Securities (USA), Inc., an international investment banking firm owned by four major European banks, and was a Vice President of Burgess & Leith/Advest. He has been a member of the Boston Stock Exchange since 1967. He is on the Board of Directors of Cognistar Corporation. He is a leader in the community and serves on the Board of Trustees for Bunker Hill Community College, the Business Leaders Council of the Boston Symphony, Board of Trustees of Junior Achievement of Northern New England, the Board of Advisors for the Ron Burton Training Village and is on the Board of Corporators of Northeastern University. He graduated from Northeastern University.
Jeffrey H. Goldstein, age 45, is Chief Operating Officer and has been the Director of Real Estate of Boston Capital Corporation since 1996. He directs Boston Capital Corporation’s comprehensive real estate services, which include all aspects of origination, underwriting, due diligence and acquisition. As COO, Mr. Goldstein is responsible for the financial and operational areas of Boston Capital Corporation and assists in the design and implementation of business development and strategic planning objectives. Mr. Goldstein previously served as the Director of the Asset Management division as well as the head of the dispositions and troubled assets group. Utilizing his 16 years experience in the real estate syndication and development industry, Mr. Goldstein has been instrumental in the diversification and expansion of Boston Capital Corporation’s businesses. Prior to joining Boston Capital Corporation in 1990, Mr. Goldstein was Manager of Finance for A.J. Lane & Co., where he was responsible for placing debt on all new construction projects and debt structure for existing apartment properties. Prior to that, he served as Manager for Homeowner Financial Services, a financial consulting firm for residential and commercial properties, and worked as an analyst responsible for budgeting and forecasting for the New York City Council Finance Division. He graduated from the University of Colorado and received his MBA from Northeastern University.
Kevin P. Costello, age 60, is Executive Vice President and has been the Director of Institutional Investing of Boston Capital Corporation since 1992 and serves on the firm’s Executive Committee. He is responsible for all corporate investment activity and has spent over 20 years in the real estate syndication and investment business. Mr. Costello’s prior responsibilities at Boston Capital Corporation have involved the management of the Acquisitions Department and the structuring and distribution of conventional and tax credit private placements. Prior to joining Boston Capital Corporation in 1987, he held positions with First Winthrop, Reynolds Securities and Bache & Company. Mr. Costello graduated from Stonehill College and received his MBA with honors from Rutgers’ Graduate School of Business Administration.
Marc N. Teal, age 43, has been Chief Financial Officer of Boston Capital Corporation since May 2003. Mr. Teal previously served as Senior Vice President and Director of Accounting and prior to that served as Vice President of Partnership Accounting. He has been with Boston Capital Corporation since 1990. In his current role as CFO he oversees all of the accounting, financial reporting, SEC reporting, budgeting, audit, tax and compliance for Boston Capital Corporation, its affiliated entities and all Boston Capital Corporation’s sponsored programs. Additionally, Mr. Teal is responsible for maintaining all banking and borrowing relationships of Boston Capital Corporation and treasury management of all working capital reserves. He also oversees Boston Capital Corporation’s information and technology areas, including the strategic planning for Boston Capital Corporation and its affiliaties. Prior to joining Boston Capital Corporation in 1990, Mr. Teal was a Senior Accountant for Cabot, Cabot & Forbes, a multifaceted real estate company, and prior to that was a Senior Accountant for Liberty Real Estate Corp. He received a Bachelor of Science Accountancy from Bentley College and a Masters in Finance from Suffolk University.
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
Item 11. Executive Compensation
(a), (b), (c), (d) and (e)
The Partnership has no officers or directors, and no compensation committee. However, under the terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Partnership, the Partnership has paid or accrued obligations to the general partner and its affiliates for the following fees during the 2007 fiscal year:
1. An annual partnership management fee based on 0.375% of the aggregate cost of all apartment complexes acquired by the Operating Partnerships has been accrued as payable to Boston Capital Asset Management Limited Partnership. The annual partnership management fee accrued during the year ended March 31, 2007 was $369,403. Accrued fees are payable without interest as sufficient funds become available.
2. The Partnership has reimbursed affiliates of the general partner a total of $53,372 for amounts charged to operations during the year ended March 31, 2007.
3. The Partnership had previously recorded and paid $272,038 to BCAMLP in connection with the disposition of certain Operating Partnerships, which were incorrectly referred to as sale prep fees. The payments were actually for reimbursement of overhead and salary expenses incurred by Boston Capital and its Affiliates in connection with the disposition of the related Operating Partnerships.
During the prior period, management of Boston Capital decided to discontinue requesting reimbursement for overheard and salary expenses related to the disposition of assets. Additionally, Boston Capital’s management has decided to reimburse all previous reimbursements for such items by reducing other liabilities due to Boston Capital and its affiliates from the Partnership.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
(a)	Security ownership of certain beneficial owners.

As of March 31, 2007, 9,800,600 BACs had been issued. The following Series are known to have one investor, Everest Housing, 199 South Los Robles Ave. Suite 200, Pasadena, CA 91101, with holdings in excess of 5% of the total outstanding BACs in the series.

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
Item 13. Certain Relationships and Related Transactions and Director Independence
(a) Transactions with related persons
The Partnership has no officers or directors. However, under the terms of the Offering, various kinds of compensation and fees are payable to the general partner and its affiliates during the organization and operation of the Partnership. Additionally, the general partner will receive distributions from the Partnership if there is cash available for distribution or residual proceeds as defined in the Partnership Agreement. The amounts and kinds of compensation and fees are described in the Prospectus under the caption “Compensation and Fees”, which is incorporated herein by reference. See Note B of Notes to Financial Statements in Item 15 of this Annual Report on Form 10-K for amounts accrued or paid to the general partner and its affiliates during the period from April 1, 1996 through March 31, 2007.
(b) Review, Approval, or Ratification of transaction with related person.

The Partnership response to Item 13(a) is incorporated herein by reference.
(c) Promoters and certain control persons.
Not applicable.
(d) Independence
The Partnership has no directors.
Item 14. Principal Accounting Fees and Services
Fees paid to the Partnership’s independent auditors for fiscal year 2007 were comprised of the following

Fee Type	Ser. 1	Ser. 2	Ser. 3	Ser. 4	Ser. 5	Ser. 6
Audit Fees	$8,840	$6,960	$9,930	$10,970	$5,790	$8,840

Audit Related Fees

Tax Fees	3,970	3,410	5,630	4,150	3,040	4,150

All Other Fees	—	—	—	—	—	—

Total	$12,810	$10,370	$15,560	$15,120	$8,830	$12,990

Fees paid to the Partnership’s independent auditors for fiscal year 2006 were comprised of the following

Fee Type	Ser. 1	Ser. 2	Ser. 3	Ser. 4	Ser. 5	Ser. 6
Audit Fees	$8,420	$6,630	$9,460	$10,450	$5,510	$8,420

Audit Related Fees

Tax Fees	4,625	3,400	6,725	5,150	2,700	4,100

All Other Fees	—	—	—	—	—	—

Total	$13,045	$10,030	$16,185	$15,600	$8,210	$12,520

Audit Committee

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership’s independent auditors are pre-approved by C&M Management, Inc.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K
(a)	1. Financial Statements

Boston Capital Tax Credit Fund Limited Partnership

Filed herein as Exhibit 13
Balance Sheets, March 31, 2007 and 2006
Statements of Operations, Years ended March 31, 2007, 2006 and 2005
Statements of Changes in Partners’ Capital, Years ended March 31, 2007, 2006, and 2005
Statements of Cash Flows, Years ended March 31, 2007, 2006 and 2005
Notes to Financial Statements, Years ended March 31, 2007, 2006 and 2005
(a)	2. Financial Statement Schedules
Schedule III — Real Estate and Accumulated Depreciation

Notes to Schedule III

Schedule III and Notes to Schedule III filed herein as part of Exhibit 13

Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes hereto.

(b)	1. Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended March 31, 2007.

(c)	1. Exhibits

(listed according to the number assigned in the table in Item 601 of Regulation S-K)
Exhibit No. 2 — Plan of acquisition, reorganization, arrangement, liquidation or succession
a.	Plan of Liquidation and Dissolution of Boston Capital Tax Credit Fund Limited Partnership (incorporated by reference from Appendix A to the Partnership’s Consent Solicitation Statement on Schedule 14A, as filed with the Securities and Exchange Commission on March 13, 2007).
Exhibit No. 3 — Organization Documents
a.	Certificate of Limited Partnership of Boston Capital Tax Credit Fund Limited Partnership. (Incorporated by reference from Exhibit 3 to the Partnership’s Registration Statement No. 33-22505on Form S-11 as filed with the Securities and Exchange Commission on June 20, 1988.)
Exhibit No. 4 — Instruments defining the rights of security holders, including indentures.
a.	Agreement of Limited Partnership of Boston Capital Tax Credit Fund Limited Partnership. Incorporated by reference from Exhibit 4 to Amendment No. 1 to the Partnership’s Registration Statement No. 33-22505 on Form S-11 as filed with the Securities and Exchange Commission on August 25, 1988.)
Exhibit No. 10 — Material contracts.
a.	Beneficial Assignee Certificate. (Incorporated by reference from Exhibit 10A to Amendment No. 1 to the Partnership’s Registration Statement No. 33-22505 on Form S-11 as filed with the Securities and Exchange Commission on August 25, 1988.)
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

Boston Capital Tax Credit Fund Limited Partnership

	By:	Boston Capital Associates Limited Partnership, General Partner

	By:	BCA Associates Limited Partnership, General Partner

	By:	C&M Management, Inc., General Partner

Date: July 16, 2007	/s/ John P. Manning

John P. Manning
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

July 16, 2007	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), C&M Management Inc.; Director, President (Principal Executive Officer) BCTC Assignor Corp.

DATE:	SIGNATURE:	TITLE:

July 16, 2007	/s/ Marc N. Teal Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer), C&M Management Inc; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC Assignor Corp.