Form 10-Q
period 2007-06-30
BOSTON CAPITAL TAX CREDIT FUND LTD PARTNERSHIP
filed 2007-08-20
CIK 835095

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended June 30, 2007

                                             or

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
FOR THE QUARTER ENDED JUNE 30, 2007

TABLE OF CONTENTS
FOR THE QUARTER ENDED JUNE 30, 2007

Balance Sheets 4

Balance Sheets Series 1 5

Balance Sheets Series 2 6

Balance Sheets Series 3 7

Balance Sheets Series 4 8

Balance Sheets Series 5 9

Balance Sheets Series 6 10

Statements of Operations three months 11

Three Months Operations Series 1 *

Three Months Operations Series 2 *

Three Months Operations Series 3 *

Three Months Operations Series 4 15

Three Months Operations Series 5 16

Three Months Operations Series 6 17

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DeFICIT) 18

Partners' Capital (Deficit) Series 1 19

Partners' Capital (Deficit) Series 2 19

Partners' Capital (Deficit) Series 3 20

Partners' Capital (Deficit) Series 4 20

Partners' Capital (Deficit) Series 5 21

Partners' Capital (Deficit) Series 6 21

Statements of Cash Flows 22

Cash Flows Series 1 *

Cash Flows Series 2 24

Cash Flows Series 3 25

Cash Flows Series 4 26

Cash Flows Series 5 27

Cash Flows Series 6 28

BOSTON CAPITAL TAX CREDIT FUND LIMITED PARTNERSHIP

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2007

TABLE OF CONTENTS (CONTINUED)

Notes to Financial Statements *

Note A Organization 29

Note B Accounting *

Note C Related Party Transactions 30

Note D Investments 32

Statement of operation

Combined Statements Series 1 34

Combined Statements Series 2 35

Combined Statements Series 3 36

Combined Statements Series 4 37

Combined Statements Series 5 38

Combined Statements Series 6 39

Note E Taxable Loss 40

Note F Plan of Liquidation 40

Note G Subsequent Event 40

Liquidity 41

Capital Resources 41

Results of Operations 42

Principal Accounting Policies 65

Quantitative and Qualitative 66

Controls and Procedures 66

Part II Other Information 67

Item 1. Legal Proceedings 67

Item 1A. Risk Factors 67

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds 67

Item 3. Defaults Upon Senior Securities 67

Item 4. Submission of Matters to a Vote of Security Holders 67

Item 5. Other Information 67

Item 6. Exhibits 67

Signatures 68

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

	June 30, 2007 (Unaudited)	March 31, 2007 (Audited)
ASSETS
Cash and cash equivalents	$ 1,968,359	$ 1,764,394
Other assets	416,286	416,286

	$ 2,384,645	$ 2,180,680

LIABILITIES

Accounts payable	$ 15,000	$ 2,500
Accounts payable affiliates (note C)	6,240,741	6,883,251

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 9,800,600 issued and outstanding	(3,041,342)	(3,866,978)
General Partner	(829,754)	(838,093)
	(3,871,096)	(4,705,071)
	$ 2,384,645	$ 2,180,680

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 1

	June 30, 2007 (Unaudited)	March 31, 2007 (Audited)
ASSETS
Cash and cash equivalents	$ 27,933	$ 31,254
Other assets	-	-

	$ 27,933	$ 31,254

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	2,615,120	2,602,047

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 1,299,900 issued and outstanding	(2,448,482)	(2,432,252)
General Partner	(138,705)	(138,541)
	(2,587,187)	(2,570,793)
	$ 27,933	$ 31,254

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 2

	June 30, 2007 (Unaudited)	March 31, 2007 (Audited)
ASSETS
Cash and cash equivalents	$ 201,132	$ 337,414
Other assets	-	-

	$ 201,132	$ 337,414

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	71,350	193,420

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 830,300 issued and outstanding	194,944	209,014
General Partner	(65,162)	(65,020)
	129,782	143,994
	$ 201,132	$ 337,414

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 3

	June 30, 2007 (Unaudited)	March 31, 2007 (Audited)
ASSETS
Cash and cash equivalents	$ 163,694	$ 169,122
Other assets	-	-

	$ 163,694	$ 169,122

LIABILITIES

Accounts payable	$ -	$ 2,500
Accounts payable affiliates (note C)	2,733,551	2,714,550

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 2,882,200 issued and outstanding	(2,311,341)	(2,289,631)
General Partner	(258,516)	(258,297)
	(2,569,857)	(2,547,928)
	$ 163,694	$ 169,122

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 4

	June 30, 2007 (Unaudited)	March 31, 2007 (Audited)
ASSETS
Cash and cash equivalents	$ 204,092	$ 354,790
Other assets	206	206

	$ 204,298	$ 354,996

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	766,714	898,530

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 2,995,300 issued and outstanding	(308,629)	(289,936)
General Partner	(253,787)	(253,598)
	(562,416)	(543,534)
	$ 204,298	$ 354,996

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 5

	June 30, 2007 (Unaudited)	March 31, 2007 (Audited)
ASSETS
Cash and cash equivalents	$ 512,301	$ 12,636
Other assets	-	-

	$ 512,301	$ 12,636

LIABILITIES

Accounts payable	$ 15,000	$ -
Accounts payable affiliates (note C)	7,466	439,048

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 489,900 issued and outstanding	526,687	(380,398)
General Partner	(36,852)	(46,014)
	489,835	(426,412)
	$ 512,301	$ 12,636

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 6

	June 30, 2007 (Unaudited)	March 31, 2007 (Audited)
ASSETS
Cash and cash equivalents	$ 859,207	$ 859,178
Other assets	416,080	416,080

	$ 1,275,287	$ 1,275,258

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	46,540	35,656

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 1,303,000 issued and outstanding	1,305,479	1,316,225
General Partner	(76,732)	(76,623)
	1,228,747	1,239,602
	$ 1,275,287	$ 1,275,258

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

	2007	2006

Income
Interest income	$ 14,709	$ 3,252
Miscellaneous income	1,477	-
	16,186	3,252

Share of income (loss) from Operating Partnerships(Note D)	913,000	4,515,189

Expenses
Professional fees	9,621	2,910
Partnership management fees (Note C)	52,240	19,603
General and administrative fees	33,350	5,157
	95,211	27,670

NET INCOME (LOSS)	$ 833,975	$ 4,490,771

Net income (loss) allocated to assignees	$ 825,636	$ 4,445,864

Net income (loss) allocated to general partner	$ 8,339	$ 44,907

Net income (loss) per BAC	$ .08	$ 0.45

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 1

	2007	2006

Income
Interest income	$ 228	$ 117
Miscellaneous income	-	-
	228	117

Share of income (loss) from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	1,599	485
Partnership management fees (Note C)	9,813	25,667
General and administrative fees	5,210	1,071
	16,622	27,223

NET INCOME(LOSS)	$ (16,394)	$ (27,106)

Net income (loss) allocated to assignees	$ (16,230)	$ (26,835)

Net income (loss) allocated to general partner	$ (164)	$ (271)

Net income (loss) per BAC	$ (.01)	$ (.02)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 2

	2007	2006

Income
Interest income	$ 2,571	$ 373
Miscellaneous income	-	-
	2,571	373

Share of income (loss) from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	1,593	485
Partnership management fees (Note C)	10,387	14,710
General and administrative fees	4,803	832
	16,783	16,027

NET INCOME(LOSS)	$ (14,212)	$ (15,654)

Net income (loss) allocated to assignees	$ (14,070)	$ (15,497)

Net income (loss) allocated to general partner	$ (142)	$ (157)

Net income (loss) per BAC	$ (.02)	$ (.02)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 3

	2007	2006

Income
Interest income	$ 1,294	$ 540
Miscellaneous income	1,301	-
	2,595	540

Share of income (loss) from Operating Partnerships(Note D)	-	236,000

Expenses
Professional fees	1,624	485
Partnership management fees (Note C)	15,749	19,415
General and administrative expenses	7,151	2,019
	24,524	21,919

NET INCOME(LOSS)	$ (21,929)	$ 214,621

Net income (loss) allocated to assignees	$ (21,710)	$ 212,475

Net income (loss) allocated to general partner	$ (219)	$ 2,146

Net income (loss) per BAC	$ (.01)	$ 0.07

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 4

	2007	2006

Income
Interest income	$ 2,696	$ 941
Miscellaneous income	176	-
	2,872	941

Share of income (loss) from Operating Partnerships(Note D)	-	1,901,116

Expenses
Professional fees	1,620	485
Partnership management fees (Note C)	13,278	(26,955)
General and administrative fees	6,856	(305)
	21,754	(26,775)

NET INCOME(LOSS)	$ (18,882)	$ 1,928,832

Net income (loss) allocated to assignees	$ (18,693)	$ 1,909,544

Net income (loss) allocated to general partner	$ (189)	$ 19,288

Net income (loss) per BAC	$ (.01)	$ 0.64

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 5

	2007	2006

Income
Interest income	$ 1,295	$ 74
Miscellaneous income	-	-
	1,295	74

Share of income (loss) from Operating Partnerships(Note D)	913,000	-

Expenses
Professional fees	1,588	485
Partnership management fees (Note C)	(7,871)	8,227
General and administrative fees	4,331	569
	(1,952)	9,281

NET INCOME(LOSS)	$ 916,247	$ (9,207)

Net income (loss) allocated to assignees	$ 907,085	$ (9,115)

Net income (loss) allocated to general partner	$ 9,162	$ (92)

Net income (loss) per BAC	$ 1.85	$ (.02)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 6

	2007	2006

Income
Interest income	$ 6,625	$ 1,207
Miscellaneous income	-	-
	6,625	1,207

Share of income (loss) from Operating Partnerships(Note D)	-	2,378,073

Expenses
Professional fees	1,597	485
Partnership management fees (Note C)	10,884	(21,461)
General and administrative expenses	4,999	971
	17,480	(20,005)

NET INCOME(LOSS)	$ (10,855)	$ 2,399,285

Net income (loss) allocated to assignees	$ (10,746)	$ 2,375,292

Net income (loss) allocated to general partner	$ (109)	$ 23,993

Net income (loss) per BAC	$ (.01)	$ 1.82

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30,
(Unaudited)

	Limited Partners	General Partner	Total

Partners' capital (deficit) April 1, 2007	$(3,866,978)	$ (838,093)	$(4,705,071)

Net income (loss)	825,636	8,339	833,975

Partners' capital (deficit), June 30, 2007	$(3,041,342)	$ (829,754)	$(3,871,096)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30,
(Unaudited)

	Limited Partners	General Partner	Total
Series 1
Partners' capital (deficit) April 1, 2007	$(2,432,252)	$ (138,541)	$(2,570,793)

Net income (loss)	(16,230)	(164)	(16,394)

Partners' capital (deficit), June 30, 2007	$(2,448,482)	$ (138,705)	$(2,587,187)

Series 2
Partners' capital (deficit) April 1, 2007	$ 209,014	$ (65,020)	$ 143,994

Net income (loss)	(14,070)	(142)	(14,212)

Partners' capital (deficit), June 30, 2007	$ 194,944	$ (65,162)	$ 129,782

The accompanying notes are an integral part of these statements.

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30,
(Unaudited)

	Limited Partners	General Partner	Total
Series 3
Partners' capital (deficit) April 1, 2007	$(2,289,631)	$ (258,297)	$(2,547,928)

Net income (loss)	(21,710)	(219)	(21,929)

Partners' capital (deficit), June 30, 2007	$(2,311,341)	$ (258,516)	$(2,569,857)

Series 4
Partners' capital (deficit) April 1, 2007	$ (289,936)	$ (253,598)	$ (543,534)

Net income (loss)	(18,693)	(189)	(18,882)

Partners' capital (deficit), June 30, 2007	$ (308,629)	$ (253,787)	$ (562,416)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30,
(Unaudited)

	Limited Partners	General Partner	Total
Series 5
Partners' capital (deficit) April 1, 2007	$ (380,398)	$ (46,014)	$ (426,412)

Net income (loss)	907,085	9,162	916,247

Partners' capital (deficit), June 30, 2007	$ 526,687	$ (36,852)	$ 489,835

Series 6
Partners' capital (deficit) April 1, 2007	$ 1,316,225	$ (76,623)	$ 1,239,602

Net income (loss)	(10,746)	(109)	(10,855)

Partners' capital (deficit), June 30, 2007	$ 1,305,479	$ (76,732)	$ 1,228,747

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS
Three Months Ended June 30,

(Unaudited)

	2007	2006
Cash flows from operating activities:

Net Income (Loss)	$ 833,975	$ 4,490,771
Adjustments
Share of (Income) Loss from Operating Partnerships	(913,000)	(4,515,189)
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	12,500	9,000
Increase (Decrease) in accounts payable affiliates	(642,510)	(2,474,565)

Net cash (used in) provided by operating activities	(709,035)	(2,489,983)

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	913,000	4,515,189

Net cash (used in) provided by investing activity	913,000	4,515,189

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	203,965	2,025,206

Cash and cash equivalents, beginning	1,764,394	591,583

Cash and cash equivalents, ending	$ 1,968,359	$ 2,616,789

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 1

	2007	2006
Cash flows from operating activities:

Net Income (Loss)	$ (16,394)	$ (27,106)
Adjustments
Share of (Income) Loss from Operating Partnerships	-	-
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	-	-
Increase (Decrease) in accounts payable affiliates	13,073	26,927

Net cash (used in) provided by operating activities	(3,321)	(179)

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	-	-

Net cash (used in) provided by investing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,321)	(179)

Cash and cash equivalents, beginning	31,254	52,894

Cash and cash equivalents, ending	$ 27,933	$ 52,715

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 2

	2007	2006
Cash flows from operating activities:

Net Income (Loss)	$ (14,212)	$ (15,654)
Adjustments
Share of (Income) Loss from Operating Partnerships	-	-
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	-	-
Increase (Decrease) in accounts payable affiliates	(122,070)	14,826

Net cash (used in) provided by operating activities	(136,282)	(828)

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	-	-

Net cash (used in) provided by investing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(136,282)	(828)

Cash and cash equivalents, beginning	337,414	162,014

Cash and cash equivalents, ending	$ 201,132	$ 161,186

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 3

	2007	2006
Cash flows from operating activities:

Net Income (Loss)	$ (21,929)	$ 214,621
Adjustments
Share of (Income) Loss from Operating Partnerships	-	(236,000)
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	(2,500)	9,000
Increase (Decrease) in accounts payable affiliates	19,001	(146,011)

Net cash (used in) provided by operating activities	(5,428)	(158,390)

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	-	236,000

Net cash (used in) provided by investing activity	-	236,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,428)	77,610

Cash and cash equivalents, beginning	169,122	223,404

Cash and cash equivalents, ending	$ 163,694	$ 301,014

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 4

	2007	2006
Cash flows from operating activities:

Net Income (Loss)	$ (18,882)	$ 1,928,832
Adjustments
Share of (Income) Loss from Operating Partnerships	-	(1,901,116)
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	-	-
Increase (Decrease) in accounts payable affiliates	(131,816)	(926,827)

Net cash (used in) provided by operating activities	(150,698)	(899,111)

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	-	1,901,116

Net cash (used in) provided by investing activity	-	1,901,116

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(150,698)	1,002,005

Cash and cash equivalents, beginning	354,790	957

Cash and cash equivalents, ending	$ 204,092	$ 1,002,962

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 5

	2007	2006
Cash flows from operating activities:

Net Income (Loss)	$ 916,247	$ (9,207)
Adjustments
Share of (Income) Loss from Operating Partnerships	(913,000)	-
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	15,000	-
Increase (Decrease) in accounts payable affiliates	(431,582)	8,292

Net cash (used in) provided by operating activities	(413,335)	(915)

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	913,000	-

Net cash (used in) provided by investing activity	913,000	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	499,665	(915)

Cash and cash equivalents, beginning	12,636	32,651

Cash and cash equivalents, ending	$ 512,301	$ 31,736

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 6

	2007	2006
Cash flows from operating activities:

Net Income (Loss)	$ (10,855)	$ 2,399,285
Adjustments
Share of (Income) Loss from Operating Partnerships	-	(2,378,073)
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	-	-
Increase (Decrease) in accounts payable affiliates	10,884	(1,451,772)

Net cash (used in) provided by operating activities	29	(1,430,560)

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	-	2,378,073

Net cash (used in) provided by investing activity	-	2,378,073

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	29	947,513

Cash and cash equivalents, beginning	859,178	119,663

Cash and cash equivalents, ending	$ 859,207	$ 1,067,176

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS
June 30, 2007

(Unaudited)

NOTE A - ORGANIZATION

Boston Capital Tax Credit Fund Limited Partnership (the "Partnership") was formed under the laws of the State of Delaware as of September 1, 1988, for the purpose of acquiring, holding, and disposing of limited partnership interests in operating partnerships which have acquired, developed, rehabilitated, operate and own newly constructed, existing or rehabilitated low-income apartment complexes ("Operating Partnerships"). On August 22, 1988, American Affordable Housing VI Limited Partnership changed its name to Boston Capital Tax Credit Fund Limited Partnership. Effective as of June 1, 2001 there was a restructuring, and as a result, the Partnership's general partner was reorganized as follows. The general partner of the Partnership continues to be Boston Capital Associates Limited Partnership, a Massachusetts limited partnership. The general partner of the general partner of the Partnership, is BCA Associates Limited Partnership, a Massachusetts limited partnership whose sole general partner is C&M Management, Inc., a Massachusetts corporation and whose limited partners are Herbert F. Collins and John P. Manning. Mr. Manning is the principal of Boston Capital Partners, Inc. The limited partner of the general partner is Capital Investment Holdings, a general partnership whose partners are officers and employees of Boston Capital Partners, Inc. and its affiliates. The assignor limited partner is BCTC Assignor Corp., a Delaware corporation which is now wholly-owned by John P. Manning.

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
June 30, 2007
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of June 30, 2007 for the three months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Partnership in acquiring the investments in Operating Partnerships are capitalized to the investment account. The Partnership's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's Annual Report on Form 10-K.

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has entered into several transactions with various affiliates of the general partner of the Partnership, including Boston Capital Holdings LP, Boston Capital Partners, Inc. and Boston Capital Asset Management Limited Partnership.

Accounts payable - affiliates at June 30, 2007 and 2006 represents accrued general and administrative expenses, accrued partnership management fees, and advances from an affiliate of the general partner of the Partnership, which are payable to Boston Capital Holdings LP and Boston Capital Asset Management Limited Partnership.

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2007
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

An annual partnership management fee based on .375 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. Since reporting fees collected by the series were added to reserves and not paid to Boston Capital Asset Management Limited Partnership, the amounts accrued are not net of reporting fees received. The partnership management fee accrued for the quarters ended June 30, 2007 and 2006 are as follows:

	2007	2006

Series 1	$ 13,073	$ 26,927
Series 2	12,930	14,825
Series 3	19,001	21,815
Series 4	13,548	22,710
Series 5	7,466	8,291
Series 6	10,884	18,874

	$ 76,902	$113,442

As of June 30, 2007 and 2006, an affiliate of the general partner of the Partnership advanced a total of $551,068 and $733,735, respectively, to the Partnership to pay various operating expenses of the Partnership, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. Below is a summary, by series, of the total advances made to date.

	2007	2006
Series 1	$ 77,000	$ 77,000
Series 2	-	85,000
Series 3	356,920	356,920
Series 4	117,148	214,815
	$551,068	$733,735

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships. During the quarter ended June 30, 2007, Series 2, Series 4, and Series 5 respectively paid $85,000, $45,364, and $2,933 to an affiliate of the general partner.

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At June 30, 2007 and 2006, the Partnership had limited partnership interests in 47 and 52 Operating Partnerships, respectively, which own operating apartment complexes as follows:

Series	2007	2006
1	8	8
2	5	6
3	16	17
4	8	9
5	3	4
6	7	8
	47	52

Under the terms of the Partnership's investment in each Operating Partnership, the Partnership was required to make capital contributions to the Operating Partnerships. These contributions were payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. At June 30, 2007 and 2006, all capital contributions had been paid.

During the three months ended June 30, 2007 the Partnership disposed of one of the Operating Partnerships. A summary of the dispositions by Series for June 30, 2007 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Partnership Proceeds from Disposition	Gain/(Loss) on Disposition
Series 1	-	-	$-	$-
Series 2	-	-	-	-
Series 3	-	-	-	-
Series 4	-	-	-	-
Series 5	-	1	913,000	913,000
Series 6	-	-	-	-
Total	-	1	$913,000	$913,000

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
June 30, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (CONTINUED)

During the three months ended June 30, 2006 the Partnership disposed of four of the Operating Partnerships. A summary of the dispositions by Series for June 30, 2006 is as follows:

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

The Partnership's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the three months ended March 31, 2007.

The combined unaudited summarized statements of operations of the Operating Partnerships for the three months ended March 31, 2007 and 2006 are as follows:

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months ended March 31,
(Unaudited)

Series 1

	2007	2006

Revenues
Rental	$ 411,975	$ 724,679
Interest and other	40,919	48,079

	452,894	772,758

Expenses
Interest	85,256	178,931
Depreciation and amortization	115,820	115,116
Operating expenses	318,700	680,655
	519,776	974,702

NET LOSS	$ (66,882)	$ (201,944)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (66,213)	$ (199,925)

Net loss allocated to other Partners	$ (669)	$ (2,019)

* Amounts include $66,213 and $199,925 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months ended March 31,
(Unaudited)

Series 2

	2007	2006

Revenues
Rental	$ 397,872	$ 457,826
Interest and other	16,787	14,822

	414,659	472,648

Expenses
Interest	47,554	55,013
Depreciation and amortization	90,181	105,776
Operating expenses	362,612	338,913
	500,347	499,702

NET LOSS	$ (85,688)	$ (27,054)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (84,831)	$ (26,783)

Net loss allocated to other Partners	$ (857)	$ (271)

* Amounts include $84,831 and $26,783 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months ended March 31,
(Unaudited)

Series 3
	2007	2006

Revenues
Rental	$ 799,708	$ 966,284
Interest and other	21,953	17,267

	821,661	983,551

Expenses
Interest	99,028	127,092
Depreciation and amortization	219,832	266,247
Operating expenses	624,254	725,982
	943,114	1,119,321

NET LOSS	$ (121,453)	$ (135,770)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (120,238)	$ (134,412)

Net loss allocated to other partners	$ (1,215)	$ (1,358)

* Amounts include $120,238 and $134,412 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months ended March 31,
(Unaudited)

Series 4

	2007	2006

Revenues
Rental	$ 443,978	$ 599,317
Interest and other	28,939	7,847

	472,917	607,164

Expenses
Interest	119,934	183,469
Depreciation and amortization	136,177	195,073
Operating expenses	317,701	454,021
	573,812	832,563

NET LOSS	$ (100,895)	$ (225,399)

Net income loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (99,886)	$ (223,145)

Net loss allocated to other Partners	$ (1,009)	$ (2,254)

* Amounts include $99,886 and $223,145 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months ended March 31,
(Unaudited)

Series 5
	2007	2006

Revenues
Rental	$ 148,980	$ 221,216
Interest and other	6,066	11,559

	155,046	232,775

Expenses
Interest	13,929	19,963
Depreciation and amortization	92,450	58,091
Operating expenses	94,655	159,175
	201,034	237,229

NET LOSS	$ (45,988)	$ (4,454)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (45,528)	$ (4,409)

Net loss allocated to other Partners	$ (460)	$ (45)

* Amounts include $45,528 and $4,409 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months ended March 31,
(Unaudited)

Series 6
	2007	2006

Revenues
Rental	$ 284,460	$ 603,973
Interest and other	13,885	22,460

	298,345	626,433

Expenses
Interest	63,223	97,309
Depreciation and amortization	90,820	137,487
Operating expenses	220,242	469,974
	374,285	704,770

NET LOSS	$ (75,940)	$ (78,337)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (75,181)	$ (77,554)

Net loss allocated to other Partners	$ (759)	$ (783)

* Amounts include $75,181 and $77,554 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS - CONTINUED

June 30, 2007
(Unaudited)

NOTE E - TAXABLE LOSS

The Partnership's taxable loss for the calendar year ended December 31, 2007 is expected to differ from its loss for financial reporting purposes for the year ended March 31, 2008. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods. No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners and assignees individually.

NOTE F - PLAN OF LIQUIDATION

On April 27, 2007, BAC holders approved a Plan of Liquidation and Dissolution for the Partnership (the "Plan"). Pursuant to the Plan, the general partner may, without further action by the BAC holders, sell the remaining assets held by the Partnership. It is anticipated that sale of all the apartment complexes will be completed sometime in 2011. However, because of numerous uncertainties, the liquidation may take longer or shorter than expected, and the final liquidating distribution may occur months after all of the apartment complexes have been sold. Because the liquidation of the Partnership was not imminent, as of December 31, 2006, the financial statements are presented assuming the Partnership will continue as a going concern.

NOTE G - SUBSEQUENT EVENT

Subsequent to June 30, 2007, the Partnership has entered into agreements to either sell or transfer interests in two Operating Partnerships. The estimated sales prices and other terms for the disposition of the Operating Partnerships have been determined. Gain on sale of the Operating Partnership in the aggregate is expected to be recognized in the third quarter of 2007.

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

The Partnership is currently accruing the annual partnership management fee. Partnership management fees accrued during the quarter ended June 30, 2007 were $76,902 and total partnership management fees accrued as of June 30, 2007 were $5,367,156. During the quarter ended June 30, 2007 Series 2, Series 4, and Series 5 respectively paid $50,000, $100,000, and $436,115 of accrued partnership management fees. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Partnership receives sales or refinancing proceeds from Operating Partnerships, which will be used to satisfy these liabilities.

The Partnership has also recorded other payables to affiliates of $873,585. The amount consists of advances to pay third party operating expenses of the Partnership, advances and/or loans to Operating Partnerships, accrued overhead allocations, accrued overhead and expenses incurred for overseeing and managing the disposition of the properties. The breakout between series are $136,910 in Series 1, $58,473 in Series 2, $473,702 in Series 3, and $204,500 in Series 4. These and any future advances or accruals will be paid, without interest, from available cash flow, reporting fees, or proceeds of sales or refinancing of the Partnership's interest in Operating Partnerships.

Capital Resources

The Partnership offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on August 29, 1988. The Partnership received and accepted subscriptions for $97,746,940 representing 9,800,600 BACs from investors admitted as BAC Holders in Series 1 through Series 6 of the Partnership. Offers and sales of BACs in Series 1 through Series 6 of the Partnership were completed and the last of the BACs in Series 6 were issued by the Partnership on September 29, 1989. At June 30, 2007 and 2006 the Partnership had limited partnership equity interests in 47 and 52 Operating Partnerships, respectively.

As of June 30, 2007 the Partnership had $1,968,359 remaining in cash and cash equivalents. Below is a table, which provides, by series, the equity raised, number of BACs sold, final date BACs were offered, number of properties acquired, and cash and cash equivalents. $15,000 of Series 5, cash and cash equivalents represent proceeds being held from the sale of one Operating Partnership as of June 30, 2007.
Series	Equity	BACs	Final Close Date	Number of Properties	Proceeds Remaining
1	$12,999,000	1,299,900	12/18/88	8	$ 27,933
2	8,303,000	830,300	03/30/89	5	201,132
3	28,822,000	2,882,200	03/14/89	16	163,694
4	29,788,160	2,995,300	07/07/89	8	204,092
5	4,899,000	489,900	08/22/89	3	512,301
6	12,935,780	1,303,000	09/29/89	7	859,207

	$97,746,940	9,800,600		47	$1,968,359

Results of Operations

At June 30, 2007 and 2006 the Partnership held limited partnership interests in 47 and 52 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which initially complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Partnership believes that there is adequate casualty insurance on the properties.

The Partnership incurs an annual partnership management fee to the general partner of the Partnership and/or its affiliates in an amount equal to 0.375% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various partnership management and reporting fees paid by the Operating Partnerships. The annual partnership management fee is currently being accrued. It is anticipated that outstanding fees will be repaid from sale or refinancing proceeds. The annual partnership management fee charged to operations for the quarters ended June 30, 2007 and 2006, net of reporting fees received, were $52,240 and $19,603, respectively.

During the three months ended June 30, 2007 and 2006, the Partnership received $24,660 and $93,839, respectively, of reporting fees from the Operating Partnerships. The partnership management fees received, by series, are as follows:

	2007	2006

Series 1	$ 3,260	$ 1,260
Series 2	2,543	115
Series 3	3,250	2,400
Series 4	270	49,665
Series 5	15,337	64
Series 6	-	40,335

	$ 24,660	$ 93,839

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

Series 1

As of June 30, 2007 and 2006, the average Qualified Occupancy for the series was 100%. The series had a total of eight properties at June 30, 2007, all of which were at 100% Qualified Occupancy.

For the periods ended June 30, 2007 and 2006, Series 1 reflects net loss from Operating Partnerships of $(66,882) and $(201,944), respectively, which includes depreciation and amortization of $115,820 and $115,116, respectively.

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

Kingston Property Associates (Broadway East Townhouses) is a 122-unit property located in Kingston, New York. Effective July 2003, the operating general partner interest for Kingston Property Associates Limited Partnership was sold from TFG/New York Properties, Inc. to Kingston Winn Limited Partnership. Also, the management company changed from The Finch Group to an affiliate of the new operating general partner, Winn Residential. The lender and the new operating general partner have entered into a Forbearance Agreement, dated July 16, 2003, which prevents the lender from filing a foreclosure action or accelerating the indebtedness, provided the new operating general partner follows the terms outlined in the Agreement. To date, the new operating general partner is in compliance with the terms of the Agreement. The new operating general partner applied for an allocation of Low Income Housing Tax Credits ("LIHTCs") in 2003 but did not receive an allocation. They re-applied in March 2004 and received an allocation of LIHTCs. The new operating general partner resyndicated the property on August 31, 2005 at which time the investment limited partnership received proceeds of $27,940. The proceeds received were paid to Boston Capital Asset Management Limited Partnership for outstanding partnership management fees. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the property was recorded of $27,940 as of September 30, 2005.

Townhomes of Minnehaha, (Minnehaha Court Apartments) is a 24-unit property located in St. Paul, Minneapolis. On August 17, 2005, the Townhomes of Minnehaha sold Minnehaha Court Apartments to a non-affiliated entity for $1,360,000 and proceeds to the investment limited partnership of $109,009, which includes the return of the replacement reserve funds and liquidation of all other depository accounts. Of the total proceeds received, $39,285 and $10,044 represents a reimbursement of funds previously advanced to the Operating Partnership by an affiliate of the investment limited partnership and the investment limited partnership, respectively, $23,715 was paid to Boston Capital Asset Management Limited Partnership (BCAMLP) for outstanding reporting fees, and $26,965 is for payment of outstanding partnership management fees due to an affiliate of the investment limited partnership. The remaining proceeds of $9,000 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The amount paid represents reimbursement for expenses incurred related to the sale, which includes legal costs. Annual losses generated by the Operating Partnership were applied against the investment limited partnership's investment in the Operating Partnership and to advances made to the Operating Partnership in accordance with the equity method of accounting. Accordingly, a gain on the sale of the property was recorded of $33,759 as of September 30, 2005.

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

In July 2007, the investment general partner of Series 1 transferred the investment limited partnership's interest in Apple Hill Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,439,775 and cash proceeds to the investment limited partnership of $20,000. Of the total proceeds, $7,500 will be paid to BCAMLP for expenses related to the transfer, which includes legal costs. The remaining proceeds of $12,500 will be returned to cash reserves held by Series 1. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid partnership management fees, and accrued but unpaid expenses of the investment limited partnership. After all outstanding obligations of the investment limited partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the property will be recorded of $12,500 as of July 31, 2007.

Briarwood Apartments of Vero Beach (Briarwood Apartments) is a 45-unit property located in Vero Beach, FL. As a result of the hurricanes that passed through Florida in 2004 the property sustained roof damage which resulted in drywall and carpet damage in five units. The five damaged units could not be rented and as a result occupancy was low in 2005, averaging 80%. The property operated below breakeven in 2005 due to reduced rental income and concessions that were made to residents with damaged units. Management has utilized insurance proceeds and funds from reserves to make the repairs necessary to rent the units. As of July 28, 2006 all five of the damaged units were leased to qualified residents. Occupancy remained high through the end of 2006, averaging 93% for the year. There was a disagreement on the extent of the roof damages between the operating general partner and the insurance company. The operating general partner hired an attorney to negotiate with the insurance company. Negotiations stalled and the attorney sent a demand letter giving the insurance company the option to either settle or go to court. A mediation hearing was held on November 13, 2006 between the attorney and the insurance company and a settlement was reached and approved by the operating general partner. In anticipation of the sale and rehabilitation of the property in the third quarter of 2007, the operating general partner has elected not to fill units as they become vacant in 2007. Occupancy at the end of the second quarter was 71%.

Briarwood Apartments of Vero Beach, Limited has entered into an agreement with the operating general partner to sell the property to an entity affiliated with the current operating general partner. The transaction is anticipated to close in the third quarter of 2007. The sales price for Briarwood Apartments is $1,508,231, which includes the outstanding mortgage balance of approximately $1,438,231 and proceeds to the investment limited partnership of $35,000. Of the total investment limited partnership proceeds to be received, $12,580 will represent payment of outstanding reporting fees due to an affiliate of the investment limited partnership and the balance of $22,420 represents proceeds from the sale. Of the remaining proceeds $7,500 is anticipated to be paid to BCAMLP for expenses incurred, which includes third party legal costs. The remaining proceeds of $14,920 will be returned to cash reserves held by Series 1. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid partnership management fees, and accrued but unpaid expenses of the investment limited partnership. After all outstanding obligations of the investment limited partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In March 2005, Series 1 sold its interest in Inglewood Meadows, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,453,292 and proceeds to the investment limited partnership of $58,132. Of the total investment limited partnership proceeds received, $2,520 represented payment of outstanding reporting fees due to an affiliate of the investment limited partnership. Of the remaining proceeds, the net distribution to investors in the amount of $17,807 was paid during the third quarter 2005. This represents a per BAC distribution of $.014. The total return to the investors is distributed based on the number of BACs held by each investor. The remaining proceeds of $37,805 were paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $9,683 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees; and $28,122 represents partial reimbursement for outstanding advances and partnership management fees. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $52,262 as of March 31, 2005. In the prior year ended, March 31, 2006, $3,350 of the sales proceeds were refunded to BCAMLP to pay accrued partnership management fees.

In March 2005, Series 1 sold its interest in Wewahitchka, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of $697,966 and proceeds to the investment limited partnership of $27,919. Of the total investment limited partnership proceeds received, $6,655 represented payment of outstanding reporting fees due to an affiliate of the investment limited partnership. Of the remaining proceeds, the net distribution to investors in the amount of $3,520 was paid during the third quarter 2005. This represents a per BAC distribution of $.003. The total return to the investors is distributed based on the number of BACs held by each investor. The remaining proceeds of $17,744 were paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $9,683 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees; and $8,061 represents partial reimbursement for outstanding advances and partnership management fees. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $17,914 as of March 31, 2005. In the prior year ended, March 31, 2006, $3,350 of the sales proceeds were refunded to BCAMLP to pay accrued partnership management fees.

In March 2005, Series 1 sold its interest in Woodland Terrace, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,453,292 and proceeds to the investment limited partnership of $58,132. Of the total investment limited partnership proceeds received, $13,860 represented payment of outstanding reporting fees due to an affiliate of the investment limited partnership. Of the remaining proceeds, the net distribution to investors in the amount of $17,806 was paid during the third quarter 2005. This represents a per BAC distribution of $.014. The total return to the investors is distributed based on the number of BACs held by each investor. The remaining proceeds of $26,466 were paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $9,684 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees; and $16,782 represents partial reimbursement for outstanding advances and partnership management fees. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $40,922 as of March 31, 2005. In the prior year ended, March 31, 2006, $3,350 of the sales proceeds were refunded to BCAMLP to pay accrued partnership management fees.

Elk Rapids II ACLP (Elk Rapids II Apartments) is a 24 unit senior property located in Elk Rapids, Michigan. In 2006, the property had an average occupancy of 85%. Through the first quarter 2007 average occupancy has decreased to 80% and the property is operating below breakeven. Due to the poor economy in Michigan, occupancy has declined. The current marketing efforts of advertising in local weekly newspapers appear to be alleviating the low occupancy issue. In March 2007, physical occupancy increased to 92%. In the second quarter, physical occupancy continues to increase, and as of June the property was 93% occupied. According to management, once occupancy stabilizes at 95%, the property will be able to breakeven. The mortgage, taxes, and insurance are current. The investment limited partner will continue to work with the operating general partner until operations are stabilized and property taxes are current.

Series 2

As of June 30, 2007 and 2006, the average Qualified Occupancy for the series was 100%. The series had a total of five properties at June 30, 2007, all of which were at 100% Qualified Occupancy.

For the periods ended June 30, 2007 and 2006, Series 2 reflects net loss from Operating Partnerships of $(85,688) and $(27,054), respectively, which includes depreciation and amortization of $90,181 and $105,776, respectively.

In December 2004, Series 2 and Boston Capital Tax Credit Fund II - Series 14 negotiated the sale of their interest in Haven Park Partners III to the operating general partner. The transaction closed in April of 2005 for the assumption of the outstanding mortgage balance of approximately $462,000 and proceeds to the investment limited partners of $979,310 ($403,912 for Series 2 and $575,398 for Series 14). Of the total proceeds received, $608,547 represents a reimbursement of funds previously advanced to the Operating Partnership by affiliates of the investment limited partners and $8,000 is for payment of outstanding reporting fees due to an affiliate of the investment limited partners. Of the remaining proceeds, the net distribution to the investors was $253,710 ($170,747 for Series 2 and $82,963 for Series 14). This represented a per BAC distribution of $.206 and $.015 for Series 2 and 14, respectively. The total returned to the investors was distributed based on the number of BACs held by each investor. The remaining proceeds of $109,053 were paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates. The breakdown of amounts paid to BCAMLP is as follows: $9,000 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursements and third party legal and mailing costs; and $100,053 is for a partial payment of outstanding partnership management fees due to BCAMLP. Accordingly, gains on the sale of the property were recorded by Series 2 and Series 14 of $242,269 and $95,594, respectively, as of March 31, 2006. The gains recorded represented the proceeds received by the investment limited partner, net of their remaining investment balance, non-reimbursed advances to the Operating Partnership and their share of the overhead and expense reimbursement.

In December 2004, Series 2 and Boston Capital Tax Credit Fund II - Series 14 negotiated the sale of their interest in Haven Park Partners IV to the operating general partner. The transaction closed in March of 2005 for the assumption of the outstanding mortgage balance of approximately $371,700 and estimated proceeds to the investment limited partnerships of $780,579 ($298,038 for Series 2 and $482,541 for Series 14). Of the total proceeds received, $553,362 represents a reimbursement of funds previously advanced to the Operating Partnership by affiliates of the investment limited partnerships and $4,000 is for payment of outstanding reporting fees due to an affiliate of the investment limited partnership. Of the remaining proceeds, the net distribution to the investors was $156,660 ($117,495 for Series 2 and $39,165 for Series 14). This represented a per BAC distribution of $.142 and $.007 for Series 2 and 14, respectively. The total returned to the investors was distributed based on the number of BACs held by each investor. The remaining proceeds of $66,557 were paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates. The breakdown of amounts paid to BCAMLP is as follows: $30,600 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursements and third party legal costs for overseeing and managing the disposition of the property; and $35,957 is for partial payment of outstanding partnership management fees due to BCAMLP. Accordingly, gains on the sale of the property were recorded by Series 2 and Series 14 of $128,407 and $57,026, respectively, as of March 31, 2005. The gains recorded represented the proceeds received by the investment limited partnerships, net of their remaining investment balance, non-reimbursed advances to the Operating Partnership and their share of the overhead and expense reimbursement. In the prior year $14,073 for Series 2 and $5,400 for Series 14 of the sales proceeds were refunded to BCAMLP to pay accrued asset management fees. In the prior year a reduction in the amount of $5,864 for Series 2 and $3,136 for Series 14 on the gain recorded in the prior year was recorded for final costs incurred on the disposition of the property.

In September of 2006, the operating general partner of Redondo Associates Limited withdrew from the Operating Partnership and was replaced by an entity affiliated with the investment limited partner. In October 2006, the property owned by the Operating Partnership was sold for $2,012,097, which includes the outstanding mortgage balance of approximately $1,398,585. In addition, to the proceeds from the sale, Redondo II had $428,266 in other depository accounts available to distribute to the partners. After the payment of all costs related to the sale of the property, including the proceeds payable to the former operating general partner of the Operating Partnership totaling $146,377, the net proceeds paid to Series 2 was $856,915. Of the total proceeds received, $2,850 was paid to BCAMLP for the payment of accrued partnership management fees, and $27,500 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs and the costs to liquidate the Operating Partnership. The remaining proceeds of $826,565 will be returned to cash reserves held by Series 2. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid partnership management fees, and accrued but unpaid expenses of the investment limited partnership. After all outstanding obligations of the investment limited partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $826,565 as of December 31, 2006. In January and February 2007, additional sale proceeds of $7,179 were received after the liquidation of the Operating Partnership was finalized. The additional proceeds will be returned to the cash reserves held by Series 2.

Series 3.

As of June 30, 2007 and 2006, the average Qualified Occupancy for the series was 100%. The series had a total of sixteen properties at June 30, 2007, all of which were at 100% Qualified Occupancy.

For the periods ended June 30, 2007 and 2006, Series 3 reflects net loss from Operating Partnerships of $(121,453) and $(135,770), respectively, which includes depreciation and amortization of $219,832 and $266,247, respectively.

In an attempt to capitalize on the strong California real estate market, the operating general partner of California Investors VI (Orchard Park) entered into an agreement to sell the property and the transaction closed in June 2003. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. Sale proceeds due to Series 3 and Boston Capital Tax Credit Fund III-Series 17, after repayment of advances made to the Operating Partnership, were $453,144 and $31,790, respectively. Of the proceeds received, $352,768 and $24,748, for Series 3 and Series 17, respectively, was distributed to the investors in July 2004. This represented a per BAC distribution of $.122 and $.005 for Series 3 and 17, respectively. The total returned to the investors was distributed based on the number of BACs held by each investor at the time of the sale. The amounts for each series, while different in actual dollars, represent the same percentage of return to each investment limited partnership. The remaining proceeds total of $107,418 was paid to BCAMLP for fees and expenses related to the sale, and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $10,000 represents reimbursement of expenses incurred related to sale, which includes due diligence, legal and mailing costs; $50,000 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property; and $47,418 represents a partial payment of accrued partnership management fees. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero for Series 3 and $28,682 for Series 17. Accordingly, gains on the sale of the property were recorded by Series 3 and Series 17 of $406,422 and $3,109, respectively. The gains recorded represented the proceeds received by the investment limited partnership, net of their remaining investment balance and their share of the overhead and expense reimbursement. In the prior year ended, March 31, 2006, $46,722 and $3,278 for Series 3 and Series 17, respectively, of the sales proceeds were refunded to BCAMLP to pay accrued partnership management fees.

In an attempt to capitalize on the strong California real estate market, the operating general partner of Hidden Cove Apartments (Hidden Cove) entered into an agreement to sell the property and the transaction closed in May 2003. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. Sale proceeds due to Series 3 and Boston Capital Tax Credit Fund III-Series 15 were $1,572,368 and $136,352, respectively. The majority of the sale proceeds were received by the investment limited partnerships in May 2003, and the balance was received in September 2003. Of the proceeds received, $1,240,404 and $107,565, for Series 3 and Series 15, respectively, was distributed to the investors in July 2004. This represented a per BAC distribution of $.430 and $.028 for Series 3 and 15, respectively. The total returned to the investors was distributed based on the number of BACs held by each investor. The amounts for each series, while different in actual dollars, represent the same percentage of return to each investment limited partnership. The remaining proceeds total of $360,750 was paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $10,000 represents reimbursement of expenses incurred related to sale, which includes due diligence, legal and mailing costs; $50,000 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property; and $300,750 represents a partial payment of outstanding partnership management fees due to BCAMLP. At the time of the sale, the operating general partner retained some funds in an account in the name of the Operating Partnership to cover costs that would be incurred in the process of dissolving the Operating Partnership entity. These funds were not fully utilized and the investment limited partnership share of the remaining funds was paid in April 2005. The totals received were $9,163 for Series 3 and $795 for Series 15. The amounts have been added to each Series' available reserves and were recognized in the gain on the sale of the property as of March 31, 2005. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero for Series 3 and $66,166 for Series 15. Accordingly, a gain on the sale of the property was recorded by Series 3 and Series 15 of $1,535,521 and $28,992, respectively. The gains recorded represented the proceeds received by the investment limited partnership, net of their remaining investment balance, unreimbursed advances to the Operating Partnership and their share of the overhead and expense reimbursement. In the prior year ended, March 31, 2006, $3,990 and $46,010 for Series 15 and Series 3, respectively, of the sales proceeds were refunded to BCAMLP to pay accrued partnership management fees.

In 2004, the Operating Partnership entered into a Purchase Agreement to sell Rainbow Housing. The sale closed in March 2005. After repayment of the outstanding mortgage balance of approximately $1,961,599, the proceeds to the investment limited partnership were $308,219. Of the total investment limited partnership proceeds received, $70,000 represented payment of outstanding reporting fees due to an affiliate of the investment limited partnership. Of the remaining proceeds, the net distribution to investors in the amount of $90,877 was paid in September 2005. This represents a per BAC distribution of $.032. The total return to the investor is distributed based on the number of BACs held by each investor. The remaining proceeds of $147,340 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $34,000 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees; and $113,340 represents partial reimbursement for outstanding advances and partnership management fees. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $213,217 as of March 31, 2005. In the prior year ended, March 31, 2006, $25,000 of the sales proceeds were refunded to BCAMLP to pay accrued partnership management fees.

In 2003, American Affordable Housing II (AAH II) and Series 3 negotiated the sale of their investment limited partner interest in Paige Hall, a Minnesota Limited Partnership, to the operating general partner for the assumption of the outstanding mortgage balance of approximately $2,591,339 and proceeds to the investment limited partnerships of $150,000. The sale closed on December 19, 2005. Of the total proceeds, $20,000 is for the payment of outstanding reporting fees, and $130,000 will be proceeds for the sale of the investment limited partnerships' interest. In the 10-Q filed for the quarter ended December 31, 2005, it was estimated that of the total proceeds, $27,753 and $22,247, for AAH II and Series 3, respectively, would be distributed to the investors. This represented a per unit distribution of $9.987 for AAH II and a per BAC distribution of $.008 for Series 3. The total return to the investors would have been distributed based on the number of units and BACs, respectively, held by each investor. The remaining proceeds of $80,000 were paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $10,000 represents the reimbursement of expenses incurred in connection with the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees; and $70,000 represents payment of outstanding partnership management fees due to BCAMLP. It has now been decided that the reimbursement related to the disposition of $27,753 and $22,247, for AAH II and Series 3, respectively, will not be paid, and that these amounts originally anticipated to be returned to investors will be added back to the investment limited partners' respective working capital reserves. This is due to the fact that the Prospectuses of AAH II and Series 3 require that the proceeds be utilized in this manner. The monies returned to working capital reserves will be available to pay obligations of the investment limited partnership. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnerships' investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnerships' investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the investment limited partner interest of $66,607 and $53,393 for AAH II and Series 3, respectively, was realized in the quarter ended December 31, 2005.

In July 2004, Series 3 sold the investment limited partner interest in Pedcor Investments 1988-IV, (Mann Village Apartments) to the operating general partner for his assumption of the outstanding mortgage balance of $4,967,272 and proceeds to the investment limited partnership of $320,000. Of the total received, $99,000 was for payment of outstanding reporting fees due to an affiliate of the investment limited partnership, and $221,000 was proceeds from the sale of the interest. Of the remaining proceeds, the net distribution to investors in the amount of $85,000 was paid in September 2005. This represents a per BAC distribution of $.030. The total returned to the investors is distributed based on the number of BACs held by each investor. The remaining balance of $134,000 was paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $15,700 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees; and $118,300 represents a partial payment of outstanding partnership management fees due to BCAMLP. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the investment limited partner interest of $217,800 was realized in the quarter ended December 31, 2004. The gain recorded represented the proceeds received by the investment limited partnership, net of the remaining investment balance and the overhead and expense reimbursement. In the prior year ended, March 31, 2006, $3,200 of the sales proceeds were refunded to BCAMLP to pay accrued partnership management fees.

In March 2005, Series 3 sold its interest in Carriage Gate of Palatka, Ltd., to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,441,070 and proceeds to the investment limited partnership of $57,643. Of the total investment limited partnership proceeds received, $10,500 represented payment of outstanding reporting fees due to an affiliate of the investment limited partnership. Of the remaining proceeds the net distribution to investors in the amount of $21,389 was paid in September 2005. This represents a per BAC distribution of $.007. The total return to the investor is distributed based on the number of BACs held by each investor. The remaining proceeds of $25,754 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $9,150 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees, and $16,604 represents partial reimbursement for outstanding advances and partnership management fees. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $43,793 as of March 31, 2005. In the prior year ended, March 31, 2006, $3,350 of the sales proceeds were refunded to BCAMLP to pay accrued partnership management fees.

In March 2005, Series 3 sold its interest in Colony Court RRH, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,463,570 and proceeds to the investment limited partnership of $58,543. Of the total investment limited partnership proceeds received, the net distribution to the investors in the amount of $21,865 was paid in September 2005. This represents a per BAC distribution of $.008. The total return to the investors is distributed based on the number of BAC held by each investor. The remaining proceeds of $36,678 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $9,150 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees; and $27,528 represents partial reimbursement for outstanding advances and partnership management fees. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $55,193 as of March 31, 2005. In the prior year ended, March 31, 2006, $3,350 of the sales proceeds were refunded to BCAMLP to pay accrued partnership management fees.

In March 2005, Series 3 sold its interest in Lake Park, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,111,081 and proceeds to the investment limited partnership of $44,443. Of the total investment limited partnership proceeds received, the net distribution to investors in the amount of $14,395 was paid in September 2005. This represents a per BAC distribution of $.005. The total return to the investor is distributed based on the number of BAC held by each investor. The remaining proceeds of $30,048 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $9,150 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees; and $20,898 represents partial reimbursement for outstanding advances and partnership management fees. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $41,093 as of March 31, 2005. In the prior year ended, March 31, 2006, $3,350 of the sales proceeds were refunded to BCAMLP to pay accrued partnership management fees.

In March 2005, Series 3 sold its interest in Orangewood Villas, Ltd., to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,441,078 and proceeds to the investment limited partnership of $57,643. Of the total investment limited partnership proceeds received, $4,012 represented payment of outstanding reporting fees due to an affiliate of the investment limited partnership. Of the remaining proceeds, the net distribution to investors in the amount of $21,389 was paid in September 2005. This represents a per BAC distribution of $.007. The total return to the investor is distributed based on the number of BACs held by each investor. The remaining proceeds of $32,242 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $9,150 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees; and $23,092 represents partial reimbursement for outstanding advances and partnership management fees. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $50,281 as of March 31, 2005. In the prior year ended, March 31, 2006, $3,350 of the sales proceeds were refunded to BCAMLP to pay accrued partnership management fees.

In March 2005, Series 3 sold its interest in Vidalia, Ltd., to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,454,975 and proceeds to the investment limited partnership of $58,199. Of the total investment limited partnership proceeds received, $8,162 represented payment of outstanding reporting fees due to an affiliate of the investment limited partnership. Of the remaining proceeds, the net distribution to investors in the amount of $21,683 was paid in September 2005. This represents a per BAC distribution of $.008. The total return to the investors was distributed based on the number of BACs held by each investor. The remaining proceeds of $28,354 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $9,150 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees; and $19,204 represents partial reimbursement for outstanding advances and partnership management fees. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $46,687 as of March 31, 2005. In the prior year ended, March 31, 2006, $3,350 of the sales proceeds were refunded to BCAMLP to pay accrued partnership management fees.

In January 2006, the operating general partner of Queens Court Limited Partnership entered into an agreement to sell the property and the transaction closed on April 6, 2006. The net proceeds from the sale of the property were $858,680 from which the Partnership repaid the operating general partner for amounts previously advanced to the Partnership, which totaled $599,961. The investment limited partner received proceeds of $249,250. Of the total investment limited partnership proceeds received, $9,000 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs, $4,250 represents reporting fees due to an affiliate of the investment limited partnership, and the balance of $236,000 represents proceeds from the sale. The remaining proceeds from the sale of $236,000 will be returned to cash reserves held by Series 3. In December 2006 additional sale proceeds of $10,706 were received and added to cash reserves held by Series 3. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid partnership management fees, and accrued but unpaid expenses of the investment limited partnership. After all outstanding obligations of the investment limited partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $236,000 as of April 30, 2006. The additional gain on the sale of the investment limited partner interest of $10,706 was realized in the quarter ended December 31, 2006.

In December 2006, the investment limited partnership transferred its interest in Ashland Investment Group II, an Oregon Limited Partnership, to an entity affiliated with the operating general partner, for its assumption of the outstanding mortgage balance and cash proceeds to the investment limited partner of $76,755. Of the proceeds received, $1,800 represented reporting fees due to an affiliate of the investment limited partnership and the balance represented proceeds from the sale. Of the remaining proceeds received, $2,500 was paid to BCAMLP for expenses related to the sale, which included third party legal costs. The remaining proceeds from the sale of $72,455 were returned to cash reserves held by Series 3. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid partnership management fees, and accrued but unpaid expenses of the investment limited partnership. After all outstanding obligations of the investment limited partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $72,455 as of December 31, 2006. The transfer of the Operating Partnership has been recognized as of December 31, 2006, and the proceeds were received in the first quarter of 2007.

Series 4

As of June 30, 2007 and 2006, the average Qualified Occupancy for the series was 100%. The series had a total of eight properties at June 30, 2007, all of which were at 100% Qualified Occupancy.

For the periods ended June 30, 2007 and 2006, Series 4 reflects net loss from Operating Partnerships of $(100,895) and $(225,399), respectively, which includes depreciation and amortization of $136,177 and $195,073, respectively.

In February 2004, Series 4 and Boston Capital Tax Credit Fund II-Series 14 negotiated a transfer of their investment limited partner interest in Haven Park Partners II, A California LP (Glenhaven Park II) to the operating general partner for his assumption of the outstanding mortgage balance of $466,593 and proceeds to the investment limited partnership of $715,000. Of the total received, $4,500 was for payment of outstanding reporting fees due to an affiliate of the investment limited partnership, and $710,500 was proceeds from the sale of the interest. Of the sale proceeds received, $504,941 was utilized to repay subordinated loans that had been made by the investment limited partnership to the Operating Partnership. The remaining sale proceeds were $26,374 and $179,185, for Series 4 and Series 14, respectively. Of the proceeds remaining, $5,793 and $39,360, for Series 4 and Series 14, respectively, was distributed to the investors in September 2005. This represents a per BAC distribution of $.002 and $.007, for Series 4 and Series 14, respectively. The total returned to the investors is distributed based on the number of BACs held by each investor. The remaining balance of $160,406 was paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $30,450 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees; and $129,956 represents a partial payment of outstanding partnership management fees due to BCAMLP. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership's investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the investment limited partner interest of $18,137 and $179,185 for Series 4 and Series 14, respectively, was realized in the quarter ended March 31, 2004. In the prior year ended, March 31, 2006, $2,752 and $18,698 for Series 4 and Series 14, respectively, of the sales proceeds were refunded to BCAMLP to pay accrued partnership management fees.

In February 2004, Series 4 negotiated a sale of its investment limited partner interest in Van Dyck Estates XVI-A, A California LP (Van Dyck Estates XVI-A) to the operating general partner for his assumption of the outstanding mortgage balance of $586,229 and proceeds to the investment limited partnership of $515,000. Of the total received, $7,500 was for payment of outstanding reporting fees due to an affiliate of the investment limited partnership, and $507,500 was proceeds from the sale of the interest. Of the sale proceeds received, $360,564 was utilized to repay subordinated loans that had been made by the investment limited partnership to the Operating Partnership. The remaining sale proceeds totaled $146,936. Of the proceeds remaining, $56,815 was distributed to the investors in September 2005. This represents a per BAC distribution of $.02. The total returned to the investors was distributed based on the number of BACs held by each investor. The remaining balance of $90,121 is anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $24,450 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees; and $65,671 represents a partial payment of outstanding partnership management fees due to BCAMLP. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership and the subordinated loans to the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero and partially offset the loan balance. Accordingly, a gain on the sale of the investment limited partner interest of $161,775 was realized in the quarter ended March 31, 2004. In the prior year ended, March 31, 2006, $15,450 of the sales proceeds were refunded to BCAMLP to pay accrued partnership management fees.

In April 2006, Series 4 and 6 sold the investment limited partner interest in Auburn Trace, Limited to the operating general partner for his assumption of the outstanding mortgage balance of $10,693,881 and proceeds to Series 4 and Series 6 of $2,016,700 and $1,333,300, respectively. Of the proceeds received, $82,500 represent reporting fees due to an affiliate of the investment limited partnership and $109,500 was paid to an affiliate of the investment limited partnership, BCAMLP, for expenses related to the sale, which include third party brokerage commission and legal costs. The remaining proceeds of $1,901,116 (Series 4) and $1,256,884 (Series 6) will be deposited into their respective reserve accounts. The monies held in reserve will be utilized to pay current operating expenses, accrued but unpaid partnership management fees, and accrued but unpaid expenses of Series 4 and 6, respectively. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership's investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the investment limited partner interest of $1,901,116 and $1,256,884 for Series 4 and Series 6, respectively, was realized in the quarter ended June 30, 2006.

In October 2004, while attempting to capitalize on the strong California real estate market, the operating general partner of Rosenberg Building Associates (Rosenberg Apartments) entered into an agreement to sell the property and the transaction closed in the first quarter of 2005. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. After repayment of the outstanding mortgage balance of approximately $1,699,801, and payments of outstanding fees due to the managing and operating general partners of $61,748 and $173,500, respectively, proceeds to the Investment Limited Partners were $1,508,640. Of the investment limited partner proceeds received: $120,086 represents re-payment of outstanding loans made to the Operating Partnership; and $76,251 represents payment of outstanding investor service fees. The remaining proceeds of $1,312,303 were paid to the investment limited partnerships, Boston Capital Tax Credit Fund I Series 4 and Series 6 and partnership's Series 7 and Series 14, in accordance with their contributions to the Operating Partnership and the terms of the Operating Partnership agreement. The amount paid to each Series is as follows: Series 4 $138,130, Series 6 $91,034, Series 7 $318,139 and Series 14 $765,000. Series 4, Series 6, Series 7 and Series 14 will use $43,705, $28,804, $100,661 and $233,948, respectively, of their proceeds to pay outstanding asset management fees due to an affiliate of the investment partnership. In August 2005 additional sale proceeds of $59,929 were received and were allocated to Series 4, Series 6, and Series 7 as follows: $15,125 to Series 4, $9,968 to Series 6, and $34,836 to Series 7. Of the initial and additional sales proceeds, it is estimated that approximately $109,550, $66,725, $233,186 and $490,795, for Series 4, Series 6, Series 7, and Series 14, respectively, will be distributed to the investors, or used to pay non-resident tax withholdings requirements of the State of California. Provided that this is the actual amount distributed, the investor per BAC distribution will be $.037, $.051, $.225, and $.090, for Series 4, Series 6, Series 7, and Series 14, respectively. The remaining amount of $64,888 will be retained by the investment limited partner to improve their reserve balances this amount is allocated to Series 6, Series 7, and Series 14 as follows: $5,473 to Series 6, $19,127 to Series 7, and $40,288 to Series 14. A gain/(loss) on the sale of the investment limited partner Interest of ($645,692), ($348,936), $318,139, and $288,349, for Series 4, Series 6, Series 7, and Series 14, respectively, was realized in the quarter ended March 31, 2005. An additional gain on the sale of the investment limited partner Interest of $15,125, $9,968, and $34,836, for Series 4, Series 6, and Series 7, respectively, was realized in the quarter ended September 30, 2005. The gain/(loss) recorded represented the proceeds received by the investment limited partnership, net of their remaining investment balance and their share of the overhead and expense reimbursement.

In fiscal year 2004, Series 4 sold its investment limited partnership interest in Sunneyview II (Stoneridge Hill II) for total proceeds to the investment limited partnership of $212,000. Of the sale proceeds, $175,000 was collected in August 2003 and the balance was collected in October 2003. Of the proceeds received, $120,000 was distributed to the investors in July 2004, representing a per BAC distribution of $.040. The total returned to the investors was distributed based on the number of BACs held by each investor at the time of the sale. The remaining proceeds total of $92,000 was paid to BCAMLP for fees and expenses related to the sale and partial repayment of accrued asset management fees. The breakdown of the amount paid to BCAMLP is as follows: $10,000 represents reimbursement of expenses incurred related to sale, which includes due diligence, legal and mailing costs; $20,000 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property; and $62,000 is to pay down outstanding accrued partnership management fees. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership and the subordinated loans to the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero and partially offset the loan balance. Accordingly, a gain on the sale of the investment limited partner interest of $212,000 was realized in the year ended March 31, 2004. In the fiscal year ended March 2006, it was determined that a portion of the gain reported in the prior fiscal year, in the amount of $20,000, was attributable to the overhead and expense reimbursement associated with the sale of the property. A reduction in the gain on sale of property as of December 31, 2004 was recorded to correct the gain previously reported. In the prior year ended, March 31, 2006, $20,000 of the sales proceeds were refunded to BCAMLP to pay accrued partnership management fees.

Clearview Apartments, LP, (Clear View Apartments) is a 24-unit property located in Monte Vista, Colorado. In 2006, physical occupancy fluctuated from 78% to 83% with average occupancy for the year of 80%. In the first quarter 2007 average physical occupancy decreased to 75% and in the second quarter physical occupancy remains stable at 75%. Despite low occupancy, the property was still able to operate above breakeven due to low operating expenses. The property suffers from the lack of a qualified applicant pool and insufficient rental assistance. As part of marketing efforts, to stabilize and increase occupancy, on-site management maintains close contact with the local housing authority. Additionally, the property is being advertised in local newspapers and flyers are being distributed in local diners and community centers. The operating general partner was unsuccessful in its attempt to obtain additional rental assistance from Rural Development. The tax credit period for this development expired in December 2004 with no extended use provisions. The property has adjusted the rents to reflect the change in program participation but is still subject to Rural Development loan restrictions. The investment general partner will continue to monitor the property's operations.

In February 2005, Landmark, Limited executed an Option Agreement to sell the property to an entity affiliated with the current operating general partner, but not the investment limited partner, for $4,100,000. In June 2005, this Agreement was modified and the price increased to $4,379,300. The sale closed on November 1, 2005. The total proceeds received by the investment limited partnership after the payment of the outstanding mortgage balance and other liabilities of Landmark, including payments of the amounts due to the operating general partner of $3,156,951, was $1,222,349. Of the net proceeds received $810,217 will be distributed to the investors. The total returned to the investors will be distributed based on the number of BACs held by each investor. The investor per BAC distribution is expected to be $.27. The remaining proceeds of $357,133 will be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $55,706 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees; $265,427 represents partial reimbursement for advances and outstanding partnership management fees; and $36,000 represents reporting fees owed to BCAMLP. Proceeds from the sale of the property of $54,999 will be returned to cash reserves held by Series 4. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid partnership management fees, and accrued but unpaid expenses of the investment limited partnership. After all outstanding obligations of the investment limited partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $1,130,643 as of December 2005.

Shockoe Hill Associates II, LP, (Shockoe Hill II) is a 64-apartment historical-rehab property for seniors located in Richmond, VA. The property consists of one building. The 15-year tax credit compliance period ended in 2004. Late in 2004, the operating general partner notified the investment limited partner that six Low Income Housing Tax Credit apartments were taken off-line due to structural damage caused by termite activity. At the time, occupancy was already low due to ongoing physical issues at the property. After funding over $100,000 to structurally stabilize a portion of the building, the operating general partner lacked the funds to continue to address these issues. As a result, the operating general partner began to explore the Department of Housing and Urban Development ("HUD") mark to market program in an attempt to obtain debt relief. The current amount of the mortgage outstanding is over $1.7 million. An appraisal conducted in October 2005 estimated the value of Shockoe Hill II to be between $1.14 and $1.22 million as improved. In the initial stages of the analysis, the operating general partner determined that there was $1,013,313 in required physical repairs including a $1,000,000 sum for termite damage. A rental comparability analysis was conducted in April 2005 which determined that market rent for the Richmond area is $350 a month. This is less than the current $468 a month rent at Shockoe Hill, making them eligible for a mark to market. The operating general partner submitted its findings to HUD in December 2005 and they were eligible for the program. However, the operating general partner then determined this strategy would not provide sufficient funds to complete the repairs; therefore they are not pursing the mark to market option. The operating general partner also explored re-syndication to generate funding for repairs. Because of the status of the property as a Section 8 moderate rehab, HUD regulations require forfeiture of the Housing Assistance Payment contract in the event of re-syndication. The operating general partner explained that the property could not be supported without this subsidy; therefore re-syndication will not be pursued. The operating general partner also explored selling its interests to a non-profit. The operating general partner hoped to find a non-profit with a good relationship with the Virginia Housing Development Authority that may be able to negotiate a new Housing Assistance Payment contract. The operating general partner was unable to locate a non-profit that would be willing to purchase their partnership interest. As a final assessment of potential value or alternate use for the property, the investment limited partner sent a consultant to Richmond in April 2006 to conduct an analysis of Shockoe Hill II. It was determined that there was little value in Shockoe Hill II to the Partnership beyond the mortgage balance. As a result of the large debt and the operating general partner funding to date, the consultant recommended that the investment limited partner transfer its interest in the property to the operating general partner at no cost. The operating general partner agreed to take over full ownership of Shockoe Hill II. The documents to transfer 100% of the ownership to the operating general partner, for a nominal amount, have been prepared and the Partnership is awaiting approval of HUD to finalize the transfer of the investment limited partner interest.

In March 2005, Series 4 sold its interest in Greenwood Terrace, Ltd., to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,055,120 and proceeds to the investment limited partnership of $42,205. Of the total investment limited partnership proceeds received, $5,885 represented payment of outstanding reporting fees due to an affiliate of the investment limited partnership. Of the remaining proceeds, the net distribution in the amount of $20,000 was paid in September 2005. This represents a per BAC distribution of $.007. The total return to the investor was distributed based on the number of BACS held by each investor. The remaining proceeds of $16,320 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $10,350 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees; and $5,970 represents partial reimbursement for outstanding advances and partnership management fees. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $32,970 as of March 31, 2005. In the prior year ended, March 31, 2006, $3,350 of the sales proceeds were refunded to BCAMLP to pay accrued partnership management fees.

In March 2005, Series 4 sold its interest in Monticello, Ltd. to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,080,904 and proceeds to the investment limited partnership of $43,236. Of the total investment limited partnership proceeds received, the net distribution to investors in the amount of $20,741 was paid in September 2005. This represents a per BAC distribution of $.007. The total return to the investors was distributed based on the number of BACs held by each investor. The remaining proceeds of $22,495 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $10,350 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees; and $12,145 represents partial reimbursement for outstanding advances and partnership management fees. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $39,886 as of March 31, 2005. In the prior year ended, March 31, 2006, $3,350 of the sales proceeds were refunded to BCAMLP to pay accrued partnership management fees.

New Grand Hotel Associates Limited Partnership (New Grand Apartments) is an 80-unit historic rehab property located in Salt Lake City, Utah. In September 2006, the operating general partner of New Grand Hotel Associates Limited Partnership entered into an agreement to sell the New Grand Apartments to a non-affiliated entity and the transaction closed on October 31, 2006. The sales price for New Grand Apartments was $3,175,000, which includes the outstanding mortgage balance of approximately $2,957,000, and proceeds to the investment limited partnership of $229,595, which includes the return of funds held in all other depository accounts. Of the total proceeds received by the investment limited partnership, $52,300 represents reimbursements of funds previously advanced by the investment limited partnership and an affiliate of the investment limited partnership, and $70,000 was paid for outstanding reporting fees due to an affiliate of the investment limited partnership. Of the remaining proceeds $20,000 will be paid to BCAMLP or other related entities for the reimbursement of third party legal costs and the dissolution and final tax return preparation of New Grand Hotel Associates Limited Partnership. The remaining proceeds of $87,295 were returned to cash reserves held by Series 4. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid partnership management fees, and accrued but unpaid expenses of the investment limited partnership. After all outstanding obligations of the investment limited partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $139,595 as of December 31, 2006. In February 2007, additional sale proceeds of $1,155 were received after the liquidation of the Operating Partnership was finalized. The additional proceeds will be returned to the cash reserves held by Series 4.

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

Series 5

As of June 30, 2007 and 2006, the average Qualified Occupancy for the series was 100%. The series had a total of three properties at June 30, 2007, all of which were at 100% Qualified Occupancy.

For the periods ended June 30, 2007 and 2006, Series 5 reflects net loss from Operating Partnerships of $(45,988) and $(4,454), respectively, which includes depreciation and amortization of $92,450 and $58,091, respectively.

In April of 2007, the investment general partner of Series 5 transferred the investment limited partnership's interest in TKO Investment V LP to an entity affiliated with the operating general partner for the assumption of the outstanding mortgage balance of approximately $345,000 and cash proceeds to the investment limited partnership of $950,000. Of the total proceeds received $15,000 represent reporting fees due to an affiliate of the investment limited partnership and the balance represent proceeds from the transfer. Of the remaining proceeds $15,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs and $7,000 will be paid to a third party entity for an appraisal fee. The remaining proceeds of $913,000 will be returned to cash reserves held by Series 5. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid partnership management fees, and accrued but unpaid expenses of the investment limited partnership. After all outstanding obligations of the investment limited partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $913,000 as of June 30, 2007.

Series 6

As of June 30, 2007 and 2006, the average Qualified Occupancy for the series was 100%. The series had a total of seven properties at June 30, 2007, all of which were at 100% Qualified Occupancy.

For the periods ended June 30, 2007 and 2006, Series 6 reflects net loss from Operating Partnerships of $(75,940) and $(78,337), respectively, which includes depreciation and amortization of $90,820 and $137,487, respectively.

In April 2006, Series 4 and Series 6 sold the investment limited partner interest in Auburn Trace, Limited to the operating general partner for his assumption of the outstanding mortgage balance of $10,693,881 and proceeds to Series 4 and Series 6 of $2,016,700 and $1,333,300, respectively. Of the proceeds received, $82,500 represent reporting fees due to an affiliate of the investment limited partnership and $109,500 was paid to an affiliate of the investment limited partnership, BCAMLP, for expenses related to the sale, which include third party brokerage commission and legal costs. The remaining proceeds of $1,901,116 (Series 4) and $1,256,884 (Series 6) will be deposited into their reserve accounts, respectively. The monies held in reserve will be utilized to pay current operating expenses, accrued but unpaid partnership management fees, and accrued but unpaid expenses of Series 4 and 6, respectively. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnerships' investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnerships investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the investment limited partner interest of $1,901,116 and $1,256,884 for Series 4 and Series 6, respectively, was realized in the quarter ended June 30, 2006.

In December 2004, Series 6 sold the investment limited partner interest in Eldon Estates Limited Partnership to the operating general partner for his assumption of the outstanding mortgage balance of $542,524 and proceeds to the investment limited partnership of $16,276. Of the total received after payment of the mortgage, $5,000 represents payment of outstanding reporting fees. The remaining proceeds of $11,276 is anticipated to be paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $2,163 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees; and $9,113 represents partial reimbursement for outstanding partnership management fees. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $11,113 as of December 31, 2004. In the prior year ended March 31, 2006, $163 of the sales proceeds were refunded to BCAMLP to pay accrued partnership management fees.

In July 2004, the operating general partner of Columbia Park Associates entered into an agreement to sell the property and the transaction closed in December 2004. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. After repayment of the outstanding mortgage balances of approximately $1,397,779, the proceeds to the investment limited partnership were $2,738,413. Of the total received after payment of the mortgage, $5,000 represents payment of outstanding reporting fees. Of the remaining proceeds, $354,481 is anticipated to be paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $74,000 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees; and $280,481 represents partial reimbursement for outstanding partnership management fees. Of the proceeds received, $2,378,932 was distributed to the investors in September 2005. This represents a per BAC distribution amount of $1.826. Accordingly, a loss on the sale of the investment limited partnership of ($671,784), representing the proceeds received by the investment limited partnership, net of their remaining investment balance and their share of the overhead and expense reimbursement, was recorded in the quarter ended December 31, 2004. In the prior year ended, March 31, 2006, $65,000 of the sales proceeds were refunded to BCAMLP to pay accrued partnership management fees. On March 30, 2007, additional sale proceeds of $24,000 were received after the liquidation of the Operating Partnership was finalized and recorded as a gain on the sale. The additional proceeds will be returned to the cash reserves held by Series 6.

In December 2004, Series 6 sold the investment limited partner interest in Warrensburg Properties Limited Partnership to the operating general partner for his assumption of the outstanding mortgage balance of $559,159 and proceeds to the investment limited partnership of $16,775. Of the total received after payment of the mortgage, $5,000 represents payment of outstanding reporting fees. The remaining proceeds of $11,775 is anticipated to be paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $2,168 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees; and $9,607 represents partial reimbursement for outstanding partnership management fees. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the expense and overhead reimbursement, has been recorded in the amount of $11,607 as of December 31, 2004. In the prior year ended March 31, 2006, $168 of the sales proceeds were refunded to BCAMLP to pay accrued partnership management fees.

Holland West Limited Partnership - In December 2004, Series 6 entered into an agreement to sell the property and the transaction closed on April 18, 2006. After repayment of the outstanding mortgage balance of approximately $1,664,604, proceeds to the investment limited partnership were $1,142,189. Of the total proceeds received, $7,500 is for the payment of outstanding reporting fees and $1,134,689 is remaining proceeds from the sale. In the 10-Q filed for the quarter ended December 31, 2005, it was estimated that $656,816 would be distributed to the investors, and that provided this was the actual amount distributed, the investor per BAC distribution would be $.504, and that the remaining proceeds of $477,873 were anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $13,500 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees; and $270,879 represents payment of outstanding partnership management fees due to BCAMLP. In addition, $193,494 of the sales proceeds will be added back to the Series' working capital reserves. It has been decided that the reimbursement related to the disposition of $656,816 will not be paid, and that monies originally anticipated to be returned to investors will be added back to the Series' working capital reserve as well. This is due to the fact that the Prospectus of Series 6 requires that the proceeds be utilized in this manner. These sales proceeds and any further sales or refinancing proceeds added to reserves will be available to pay obligations of the investment limited partnership. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the expense and overhead reimbursement, has been recorded in the amount of $1,121,189 as of June 30, 2006.

In October 2004, while attempting to capitalize on the strong California real estate market, the operating general partner of Rosenberg Building Associates (Rosenberg Apartments) entered into an agreement to sell the property and the transaction closed in the first quarter of 2005. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. After repayment of the outstanding mortgage balance of approximately $1,699,801, and payments of outstanding fees due to the managing and operating general partners of $61,748 and $173,500, respectively, proceeds to the Investment Limited Partners were $1,508,640. Of the investment limited partner proceeds received: $120,086 represents re-payment of outstanding loans made to the Operating Partnership; and $76,251 represents payment of outstanding investor service fees. The remaining proceeds of $1,312,303 were paid to the investment limited partnerships, Boston Capital Tax Credit Fund I Series 4 and Series 6 and partnership's Series 7 and Series 14, in accordance with their contributions to the Operating Partnership and the terms of the Operating Partnership agreement. The amount paid to each Series is as follows: Series 4 $138,130, Series 6 $91,034, Series 7 $318,139 and Series 14 $765,000. Series 4, Series 6, Series 7 and Series 14 will use $43,705, $28,804, $100,661 and $233,948, respectively, of their proceeds to pay outstanding asset management fees due to an affiliate of the investment partnership. In August 2005 additional sale proceeds of $59,929 were received and were allocated to Series 4, Series 6, and Series 7 as follows: $15,125 to Series 4, $9,968 to Series 6, and $34,836 to Series 7. Of the initial and additional sales proceeds, it is estimated that approximately $109,550, $66,725, $233,186 and $490,795, for Series 4, Series 6, Series 7, and Series 14, respectively, will be distributed to the investors, or used to pay non-resident tax withholdings requirements of the State of California. Provided that this is the actual amount distributed, the investor per BAC distribution will be $.037, $.051, $.225, and $.090, for Series 4, Series 6, Series 7, and Series 14, respectively. The remaining amount of $64,888 will be retained by the investment limited partner to improve their reserve balances this amount is allocated to Series 6, Series 7, and Series 14 as follows: $5,473 to Series 6, $19,127 to Series 7, and $40,288 to Series 14. A gain/(loss) on the sale of the investment limited partner Interest of ($645,692), ($348,936), $318,139, and $288,349, for Series 4, Series 6, Series 7, and Series 14, respectively, was realized in the quarter ended March 31, 2005. An additional gain on the sale of the investment limited partner Interest of $15,125, $9,968, and $34,836, for Series 4, Series 6, and Series 7, respectively, was realized in the quarter ended September 30, 2005. The gain/(loss) recorded represented the proceeds received by the investment limited partnership, net of their remaining investment balance and their share of the overhead and expense reimbursement.

In December 2006, the investment general partner transferred the interest of - Series 6 and Boston Capital Tax Credit Fund II LP - Series 7 in Hillandale Commons Limited Partnership to an entity affiliated with the operating general partner, for its assumption of the outstanding mortgage balance and cash proceeds of $863,000. In accordance with Agreement of Purchase and Sale an initial payment of $67,200 and $52,800 was paid in December 2006 and an outstanding note payable of $416,080 and $326,920 was paid in July 2007 to Series 6 and Boston Capital Tax Credit Fund II LP Series 7, respectively. Of the gross proceeds received, $16,800 and $13,200 represent reporting fees due to an affiliate, and $4,200 and $3,300 was paid to BCAMLP for expenses of the sale, which includes third party legal costs for Series 6 and Boston Capital Tax Credit Fund II LP - Series 7, respectively. Of the remaining proceeds, $462,280 and $363,220 for Series 6 and Boston Capital Tax Credit Fund II LP - Series 7, respectively, will be returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid partnership management fees, and accrued but unpaid expenses of the investment limited partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnerships' investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. The sale proceeds are expected to be received by December 31, 2007; therefore a receivable in the amount of $416,080 and $326,920 has been recorded for Series 6 and Series 7, respectively, as of June 30, 2007. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the expense and overhead reimbursement, has been recorded in the amount of $462,280 and $363,220, for Series 6 and Boston Capital Tax Credit Fund II LP - Series 7, respectively, as of December 31, 2006.

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

There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

Boston Capital Tax Credit Fund Limited Partnership

	By:	Boston Capital Associates Limited Partnership, General Partner

	By:	BCA Associates Limited Partnership, General Partner

	By:	C&M Management, Inc., General Partner

Date: August 20, 2007	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of
1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

August 20, 2007	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), C&M Management Inc.; Director, President (Principal Executive Officer) BCTC Assignor Corp.

DATE:	SIGNATURE:	TITLE:

August 20, 2007	/s/ Marc N. Teal Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer), C&M Management Inc; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC Assignor Corp.