Form 10-Q
period 2007-09-30
BOSTON CAPITAL TAX CREDIT FUND LTD PARTNERSHIP
filed 2007-11-14
CIK 835095

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended September 30, 2007

                                             or

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

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2007

TABLE OF CONTENTS
FOR THE QUARTER ENDED SEPTEMBER 30, 2007

Balance Sheets 4

Balance Sheets Series 1 5

Balance Sheets Series 2 6

Balance Sheets Series 3 7

Balance Sheets Series 4 8

Balance Sheets Series 5 9

Balance Sheets Series 6 10

Statements of Operations three months 11

Three Months Operations Series 1 *

Three Months Operations Series 2 *

Three Months Operations Series 3 *

Three Months Operations Series 4 15

Three Months Operations Series 5 16

Three Months Operations Series 6 17

Statements of Operations six months 18

Six Months Operations Series 1 19

Six Months Operations Series 2 20

Six Months Operations Series 3 21

Six Months Operations Series 4 22

Six Months Operations Series 5 23

Six Months Operations Series 6 24

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DeFICIT) 25

Partners' Capital (Deficit) Series 1 26

Partners' Capital (Deficit) Series 2 26

Partners' Capital (Deficit) Series 3 27

Partners' Capital (Deficit) Series 4 27

Partners' Capital (Deficit) Series 5 28

Partners' Capital (Deficit) Series 6 28

Statements of Cash Flows 29

Cash Flows Series 1 *

Cash Flows Series 2 31

Cash Flows Series 3 32

Cash Flows Series 4 33

Cash Flows Series 5 34

Cash Flows Series 6 35

BOSTON CAPITAL TAX CREDIT FUND LIMITED PARTNERSHIP

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2007

TABLE OF CONTENTS (CONTINUED)

Notes to Financial Statements *

Note A Organization 36

Note B Accounting *

Note C Related Party Transactions 37

Note D Investments 39

COMBINED STATEMENTS OF OPERATION 41

Combined Statements Series 1 42

Combined Statements Series 2 43

Combined Statements Series 3 44

Combined Statements Series 4 45

Combined Statements Series 5 46

Combined Statements Series 6 47

Note E Taxable Loss 48

Note F Plan of Liquidation 48

Note G Subsequent Event 48

Liquidity 49

Capital Resources 49

Results of Operations 50

Principal Accounting Policies 75

Quantitative and Qualitative 76

Controls and Procedures 76

Part II Other Information 77

Item 1. Legal Proceedings 77

Item 1A. Risk Factors 77

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds 77

Item 3. Defaults Upon Senior Securities 77

Item 4. Submission of Matters to a Vote of Security Holders 77

Item 5. Other Information 77

Item 6. Exhibits 77

Signatures 78

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

	September 30, 2007 (Unaudited)	March 31, 2007 (Audited)
ASSETS
Cash and cash equivalents	$ 2,221,874	$ 1,764,394
Other assets	206	416,286

	$ 2,222,080	$ 2,180,680

LIABILITIES

Accounts payable	$ -	$ 2,500
Accounts payable affiliates (note C)	6,244,666	6,883,251

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 9,800,600 issued and outstanding	(3,191,318)	(3,866,978)
General Partner	(831,268)	(838,093)
	(4,022,586)	(4,705,071)
	$ 2,222,080	$ 2,180,680

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 1

	September 30, 2007 (Unaudited)	March 31, 2007 (Audited)
ASSETS
Cash and cash equivalents	$ 29,428	$ 31,254
Other assets	-	-

	$ 29,428	$ 31,254

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	2,627,574	2,602,047

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 1,299,900 issued and outstanding	(2,459,331)	(2,432,252)
General Partner	(138,815)	(138,541)
	(2,598,146)	(2,570,793)
	$ 29,428	$ 31,254

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 2

	September 30, 2007 (Unaudited)	March 31, 2007 (Audited)
ASSETS
Cash and cash equivalents	$ 187,474	$ 337,414
Other assets	-	-

	$ 187,474	$ 337,414

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	84,280	193,420

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 830,300 issued and outstanding	168,622	209,014
General Partner	(65,428)	(65,020)
	103,194	143,994
	$ 187,474	$ 337,414

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 3

	September 30, 2007 (Unaudited)	March 31, 2007 (Audited)
ASSETS
Cash and cash equivalents	$ 137,324	$ 169,122
Other assets	-	-

	$ 137,324	$ 169,122

LIABILITIES

Accounts payable	$ -	$ 2,500
Accounts payable affiliates (note C)	2,752,550	2,714,550

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 2,882,200 issued and outstanding	(2,356,256)	(2,289,631)
General Partner	(258,970)	(258,297)
	(2,615,226)	(2,547,928)
	$ 137,324	$ 169,122

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 4

	September 30, 2007 (Unaudited)	March 31, 2007 (Audited)
ASSETS
Cash and cash equivalents	$ 181,145	$ 354,790
Other assets	206	206

	$ 181,351	$ 354,996

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	780,262	898,530

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 2,995,300 issued and outstanding	(344,759)	(289,936)
General Partner	(254,152)	(253,598)
	(598,911)	(543,534)
	$ 181,351	$ 354,996

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 5

	September 30, 2007 (Unaudited)	March 31, 2007 (Audited)
ASSETS
Cash and cash equivalents	$ 476,340	$ 12,636
Other assets	-	-

	$ 476,340	$ 12,636

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	-	439,048

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 489,900 issued and outstanding	513,326	(380,398)
General Partner	(36,986)	(46,014)
	476,340	(426,412)
	$ 476,340	$ 12,636

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 6

	September 30, 2007 (Unaudited)	March 31, 2007 (Audited)
ASSETS
Cash and cash equivalents	$ 1,210,163	$ 859,178
Other assets	-	416,080

	$ 1,210,163	$ 1,275,258

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	-	35,656

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 1,303,000 issued and outstanding	1,287,080	1,316,225
General Partner	(76,917)	(76,623)
	1,210,163	1,239,602
	$ 1,210,163	$ 1,275,258

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

	2007	2006

Income
Interest income	$ 22,241	$ 5,691
Miscellaneous income	(600)	10,209
	21,641	15,900

Share of income from Operating Partnerships(Note D)	12,500	-

Expenses
Professional fees	81,946	62,450
Partnership management fees (Note C)	65,163	74,450
General and administrative fees	38,517	7,297
	185,626	144,197

NET LOSS	$ (151,485)	$ (128,297)

Net loss allocated to assignees	$ (149,969)	$ (127,014)

Net loss allocated to general partner	$ (1,516)	$ (1,283)

Net loss per BAC	$ (.02)	$ (.01)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,

(Unaudited)

Series 1

	2007	2006

Income
Interest income	$ 322	$ 170
Miscellaneous income	-	-
	322	170

Share of income from Operating Partnerships(Note D)	12,500	-

Expenses
Professional fees	13,854	10,757
Partnership management fees (Note C)	4,450	13,073
General and administrative fees	5,477	1,128
	23,781	24,958

NET LOSS	$ (10,959)	$ (24,788)

Net loss allocated to assignees	$ (10,849)	$ (24,540)

Net loss allocated to general partner	$ (110)	$ (248)

Net loss per BAC	$ (.01)	$ (.02)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 2

	2007	2006

Income
Interest income	$ 1,882	$ 476
Miscellaneous income	-	-
	1,882	476

Share of income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	11,414	8,406
Partnership management fees (Note C)	12,930	12,224
General and administrative fees	4,125	989
	28,469	21,619

NET LOSS	$ (26,587)	$ (21,143)

Net loss allocated to assignees	$ (26,321)	$ (20,932)

Net loss allocated to general partner	$ (266)	$ (211)

Net loss per BAC	$ (.03)	$ (.03)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 3

	2007	2006

Income
Interest income	$ 1,446	$ 672
Miscellaneous income	-	2,129
	1,446	2,801

Share of income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	16,606	13,164
Partnership management fees (Note C)	18,999	16,085
General and administrative expenses	11,210	1,633
	46,815	30,882

NET LOSS	$ (45,369)	$ (28,081)

Net loss allocated to assignees	$ (44,915)	$ (27,800)

Net loss allocated to general partner	$ (454)	$ (281)

Net loss per BAC	$ (.02)	$ (.01)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,

(Unaudited)

Series 4

	2007	2006

Income
Interest income	$ 1,863	$ 1,327
Miscellaneous income	-	-
	1,863	1,327

Share of income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	16,165	12,775
Partnership management fees (Note C)	11,999	19,791
General and administrative fees	10,192	1,529
	38,356	34,095

NET LOSS	$ (36,493)	$ (32,768)

Net loss allocated to assignees	$ (36,128)	$ (32,440)

Net loss allocated to general partner	$ (365)	$ (328)

Net loss per BAC	$ (.01)	$ (.01)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 5

	2007	2006

Income
Interest income	$ 4,821	$ 100
Miscellaneous income	-	-
	4,821	100

Share of income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	9,873	6,985
Partnership management fees (Note C)	5,751	7,924
General and administrative fees	2,690	970
	18,314	15,879

NET LOSS	$ (13,493)	$ (15,779)

Net loss allocated to assignees	$ (13,358)	$ (15,621)

Net loss allocated to general partner	$ (135)	$ (158)

Net loss per BAC	$ (0.03)	$ (.03)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,

(Unaudited)

Series 6

	2007	2006

Income
Interest income	$ 11,907	$ 2,946
Miscellaneous income	(600)	8,080
	11,307	11,026

Share of income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	14,034	10,363
Partnership management fees (Note C)	11,034	5,353
General and administrative expenses	4,823	1,048
	29,891	16,764

NET LOSS	$ (18,584)	$ (5,738)

Net loss allocated to assignees	$ (18,398)	$ (5,681)

Net loss allocated to general partner	$ (186)	$ (57)

Net loss per BAC	$ (.01)	$ (.00)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

	2007	2006

Income
Interest income	$ 36,949	$ 8,944
Miscellaneous income	877	10,209
	37,826	19,153

Share of income from Operating Partnerships(Note D)	925,500	4,515,189

Expenses
Professional fees	91,569	65,366
Partnership management fees (Note C)	117,403	94,052
General and administrative fees	71,869	12,454
	280,841	171,872

NET INCOME (LOSS)	$ 682,485	$ 4,362,470

Net income (loss) allocated to assignees	$ 675,660	$ 4,318,846

Net income (loss) allocated to general partner	$ 6,825	$ 43,624

Net income (loss) per BAC	$ .07	$ .44

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 1

	2007	2006

Income
Interest income	$ 550	$ 286
Miscellaneous income	-	-
	550	286

Share of income from Operating Partnerships(Note D)	12,500	-

Expenses
Professional fees	15,453	11,243
Partnership management fees (Note C)	14,263	38,740
General and administrative fees	10,687	2,199
	40,403	52,182

NET INCOME(LOSS)	$ (27,353)	$ (51,896)

Net income (loss) allocated to assignees	$ (27,079)	$ (51,377)

Net income (loss) allocated to general partner	$ (274)	$ (519)

Net income (loss) per BAC	$ (.02)	$ (.04)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 2

	2007	2006

Income
Interest income	$ 4,453	$ 849
Miscellaneous income	-	-
	4,453	849

Share of income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	13,007	8,892
Partnership management fees (Note C)	23,317	26,934
General and administrative fees	8,929	1,821
	45,253	37,647

NET INCOME(LOSS)	$ (40,800)	$ (36,798)

Net income (loss) allocated to assignees	$ (40,392)	$ (36,430)

Net income (loss) allocated to general partner	$ (408)	$ (368)

Net income (loss) per BAC	$ (.05)	$ (.04)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 3

	2007	2006

Income
Interest income	$ 2,740	$ 1,213
Miscellaneous income	1,301	2,129
	4,041	3,342

Share of income from Operating Partnerships(Note D)	-	236,000

Expenses
Professional fees	18,230	13,650
Partnership management fees (Note C)	34,748	35,500
General and administrative expenses	18,361	3,652
	71,339	52,802

NET INCOME(LOSS)	$ (67,298)	$ 186,540

Net income (loss) allocated to assignees	$ (66,625)	$ 184,675

Net income (loss) allocated to general partner	$ (673)	$ 1,865

Net income (loss) per BAC	$ (.02)	$ .06

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 4

	2007	2006

Income
Interest income	$ 4,558	$ 2,268
Miscellaneous income	176	-
	4,734	2,268

Share of income from Operating Partnerships(Note D)	-	1,901,116

Expenses
Professional fees	17,785	13,261
Partnership management fees (Note C)	25,277	(7,164)
General and administrative fees	17,049	1,224
	60,111	7,321

NET INCOME(LOSS)	$ (55,377)	$ 1,896,063

Net income (loss) allocated to assignees	$ (54,823)	$ 1,877,102

Net income (loss) allocated to general partner	$ (554)	$ 18,961

Net income (loss) per BAC	$ (.02)	$ .63

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 5

	2007	2006

Income
Interest income	$ 6,116	$ 174
Miscellaneous income	-	-
	6,116	174

Share of income from Operating Partnerships(Note D)	913,000	-

Expenses
Professional fees	11,462	7,471
Partnership management fees (Note C)	(2,120)	16,150
General and administrative fees	7,022	1,539
	16,364	25,160

NET INCOME(LOSS)	$ 902,752	$ (24,986)

Net income (loss) allocated to assignees	$ 893,724	$ (24,736)

Net income (loss) allocated to general partner	$ 9,028	$ (250)

Net income (loss) per BAC	$ 1.82	$ (.05)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 6

	2007	2006

Income
Interest income	$ 18,532	$ 4,154
Miscellaneous income	(600)	8,080
	17,932	12,234

Share of income from Operating Partnerships(Note D)	-	2,378,073

Expenses
Professional fees	15,632	10,849
Partnership management fees (Note C)	21,918	(16,108)
General and administrative expenses	9,821	2,019
	47,371	(3,240)

NET INCOME(LOSS)	$ (29,439)	$ 2,393,547

Net income (loss) allocated to assignees	$ (29,145)	$ 2,369,612

Net income (loss) allocated to general partner	$ (294)	$ 23,935

Net income (loss) per BAC	$ (.02)	$ 1.82

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30,
(Unaudited)

	Limited Partners	General Partner	Total

Partners' capital (deficit) April 1, 2007	$(3,866,978)	$ (838,093)	$(4,705,071)

Net income (loss)	675,660	6,825	682,485

Partners' capital (deficit), September 30, 2007	$(3,191,318)	$ (831,268)	$(4,022,586)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30,
(Unaudited)

	Limited Partners	General Partner	Total
Series 1
Partners' capital (deficit) April 1, 2007	$(2,432,252)	$ (138,541)	$(2,570,793)

Net income (loss)	(27,079)	(274)	(27,353)

Partners' capital (deficit), September 30, 2007	$(2,459,331)	$ (138,815)	$(2,598,146)

Series 2
Partners' capital (deficit) April 1, 2007	$ 209,014	$ (65,020)	$ 143,994

Net income (loss)	(40,392)	(408)	(40,800)

Partners' capital (deficit), September 30, 2007	$ 168,622	$ (65,428)	$ 103,194

The accompanying notes are an integral part of these statements.

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30,
(Unaudited)

	Limited Partners	General Partner	Total
Series 3
Partners' capital (deficit) April 1, 2007	$(2,289,631)	$ (258,297)	$(2,547,928)

Net income (loss)	(66,625)	(673)	(67,298)

Partners' capital (deficit), September 30, 2007	$(2,356,256)	$ (258,970)	$(2,615,226)

Series 4
Partners' capital (deficit) April 1, 2007	$ (289,936)	$ (253,598)	$ (543,534)

Net income (loss)	(54,823)	(554)	(55,377)

Partners' capital (deficit), September 30, 2007	$ (344,759)	$ (254,152)	$ (598,911)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30,
(Unaudited)

	Limited Partners	General Partner	Total
Series 5
Partners' capital (deficit) April 1, 2007	$ (380,398)	$ (46,014)	$ (426,412)

Net income (loss)	893,724	9,028	902,752

Partners' capital (deficit), September 30, 2007	$ 513,326	$ (36,986)	$ 476,340

Series 6
Partners' capital (deficit) April 1, 2007	$ 1,316,225	$ (76,623)	$ 1,239,602

Net income (loss)	(29,145)	(294)	(29,439)

Partners' capital (deficit), September 30, 2007	$ 1,287,080	$ (76,917)	$ 1,210,163

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS
Six Months Ended September 30,
(Unaudited)

	2007	2006
Cash flows from operating activities:

Net Income (Loss)	$ 682,485	$ 4,362,470
Adjustments to reconcile net income (loss) to net cash (used in)provided by operating activities
Share of (Income) Loss from Operating Partnerships	(925,500)	(4,515,189)
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	(2,500)	9,000
Decrease (Increase) in other assets	416,080	-
Increase (Decrease) in accounts payable affiliates	(638,585)	(3,610,117)

Net cash (used in) provided by operating activities	(468,020)	(3,753,836)

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	925,500	4,515,189

Net cash (used in) provided by investing activity	925,500	4,515,189

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	457,480	761,353

Cash and cash equivalents, beginning	1,764,394	591,583

Cash and cash equivalents, ending	$ 2,221,874	$ 1,352,936

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 1

	2007	2006
Cash flows from operating activities:

Net Income (Loss)	$ (27,353)	$ (51,896)
Adjustments to reconcile net income (loss) to net cash (used in)provided by operating activities
Share of (Income) Loss from Operating Partnerships	(12,500)	-
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
Increase (Decrease) in accounts payable affiliates	25,527	40,966

Net cash (used in) provided by operating activities	(14,326)	(10,930)

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	12,500	-

Net cash (used in) provided by investing activity	12,500	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,826)	(10,930)

Cash and cash equivalents, beginning	31,254	52,894

Cash and cash equivalents, ending	$ 29,428	$ 41,964

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 2

	2007	2006
Cash flows from operating activities:

Net Income (Loss)	$ (40,800)	$ (36,798)
Adjustments to reconcile net income (loss) to net cash (used in)provided by operating activities
Share of (Income) Loss from Operating Partnerships	-	-
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
Increase (Decrease) in accounts payable affiliates	(109,140)	(17,896)

Net cash (used in) provided by operating activities	(149,940)	(54,694)

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	-	-

Net cash (used in) provided by investing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(149,940)	(54,694)

Cash and cash equivalents, beginning	337,414	162,014

Cash and cash equivalents, ending	$ 187,474	$ 107,320

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 3

	2007	2006
Cash flows from operating activities:

Net Income (Loss)	$ (67,298)	$ 186,540
Adjustments to reconcile net income (loss) to net cash (used in)provided by operating activities
Share of (Income) Loss from Operating Partnerships	-	(236,000)
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	(2,500)	9,000
Decrease (Increase) in other assets	-	-
Increase (Decrease) in accounts payable affiliates	38,000	(311,182)

Net cash (used in) provided by operating activities	(31,798)	(351,642)

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	-	236,000

Net cash (used in) provided by investing activity	-	236,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(31,798)	(115,642)

Cash and cash equivalents, beginning	169,122	223,404

Cash and cash equivalents, ending	$ 137,324	$ 107,762

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 4

	2007	2006
Cash flows from operating activities:

Net Income (Loss)	$ (55,377)	$ 1,896,063
Adjustments to reconcile net income (loss) to net cash (used in)provided by operating activities
Share of (Income) Loss from Operating Partnerships	-	(1,901,116)
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
Increase (Decrease) in accounts payable affiliates	(118,268)	(1,682,226)

Net cash (used in) provided by operating activities	(173,645)	(1,687,279)

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	-	1,901,116

Net cash (used in) provided by investing activity	-	1,901,116

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(173,645)	213,837

Cash and cash equivalents, beginning	354,790	957

Cash and cash equivalents, ending	$ 181,145	$ 214,794

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 5

	2007	2006
Cash flows from operating activities:

Net Income (Loss)	$ 902,752	$ (24,986)
Adjustments to reconcile net income (loss) to net cash (used in)provided by operating activities
Share of (Income) Loss from Operating Partnerships	(913,000)	-
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
Increase (Decrease) in accounts payable affiliates	(439,048)	16,583

Net cash (used in) provided by operating activities	(449,296)	(8,403)

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	913,000	-

Net cash (used in) provided by investing activity	913,000	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	463,704	(8,403)

Cash and cash equivalents, beginning	12,636	32,651

Cash and cash equivalents, ending	$ 476,340	$ 24,248

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 6

	2007	2006
Cash flows from operating activities:

Net Income (Loss)	$ (29,439)	$ 2,393,547
Adjustments to reconcile net income (loss) to net cash (used in)provided by operating activities
Share of (Income) Loss from Operating Partnerships	-	(2,378,073)
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	416,080	-
Increase (Decrease) in accounts payable affiliates	(35,656)	(1,656,362)

Net cash (used in) provided by operating activities	350,985	(1,640,888)

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	-	2,378,073

Net cash (used in) provided by investing activity	-	2,378,073

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	350,985	737,185

Cash and cash equivalents, beginning	859,178	119,663

Cash and cash equivalents, ending	$ 1,210,163	$ 856,848

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS
September 30, 2007

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
September 30, 2007
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of September 30, 2007 and for the six months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Partnership in acquiring the investments in Operating Partnerships are capitalized to the investment account. The Partnership's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's Annual Report on Form 10-K.

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has entered into several transactions with various affiliates of the general partner of the Partnership, including Boston Capital Holdings LP, Boston Capital Partners, Inc. and Boston Capital Asset Management Limited Partnership.

Accounts payable - affiliates at September 30, 2007 and 2006 represents accrued general and administrative expenses, accrued partnership management fees, and advances from an affiliate of the general partner of the Partnership, which are payable to Boston Capital Holdings LP and Boston Capital Asset Management Limited Partnership.

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2007
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

An annual partnership management fee based on .375 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. Since reporting fees collected by the series were added to reserves and not paid to Boston Capital Asset Management Limited Partnership, the amounts accrued are not net of reporting fees received. The partnership management fee accrued for the quarters ended September 30, 2007 and 2006 are as follows:

	2007	2006

Series 1	$ 11,385	$ 13,073
Series 2	12,930	14,825
Series 3	18,999	21,135
Series 4	13,548	19,791
Series 5	5,815	8,292
Series 6	10,884	15,858

	$ 73,561	$ 92,974

The partnership management fees paid for the quarters ended September 30, 2007 and 2006 are as follows:
	2007	2006
Series 1	$ -	$ -
Series 2	-	48,439
Series 3	-	187,500
Series 4	-	776,305
Series 5	13,281	-
Series 6	57,424	174,147
	$ 70,705	$1,186,391

The partnership management fees paid for the year ended September 30, 2007 and 2006 are as follows:
	2007	2006
Series 1	$ -	$ -
Series 2	50,000	48,439
Series 3	-	355,327
Series 4	100,000	1,725,842
Series 5	449,396	-
Series 6	57,424	1,644,793
	$656,820	$3,774,401

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At September 30, 2007 and 2006, the Partnership had limited partnership interests in 46 and 52 Operating Partnerships, respectively, which own operating apartment complexes as follows:

Series	2007	2006
1	7	8
2	5	6
3	16	17
4	8	9
5	3	4
6	7	8
	46	52

Under the terms of the Partnership's investment in each Operating Partnership, the Partnership was required to make capital contributions to the Operating Partnerships. These contributions were payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. At September 30, 2007 and 2006, all capital contributions had been paid.

During the six months ended September 30, 2007 the Partnership disposed of two of the Operating Partnerships. A summary of the dispositions by Series for September 30, 2007 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Partnership Proceeds from Disposition	Gain/(Loss) on Disposition
Series 1	-	1	$12,500	$12,500
Series 2	-	-	-	-
Series 3	-	-	-	-
Series 4	-	-	-	-
Series 5	-	1	913,000	913,000
Series 6	-	-	-	-
Total	-	2	$925,500	$925,500

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
September 30, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (CONTINUED)

During the six months ended September 30, 2006 the Partnership disposed of four of the Operating Partnerships. A summary of the dispositions by Series for September 30, 2006 is as follows:

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

The Partnership's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the six months ended June 30, 2007.

The combined unaudited summarized statements of operations of the Operating Partnerships for the six months ended June 30, 2007 and 2006 are as follows:

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months ended June 30,
(Unaudited)

	2007	2006

Revenues
Rental	$ 4,967,344	$ 6,664,445
Interest and other	226,544	250,563

	5,193,888	6,915,008

Expenses
Interest	825,118	1,223,571
Depreciation and amortization	1,521,170	1,717,183
Operating expenses	3,779,904	5,043,643
	6,126,192	7,984,397

NET LOSS	$ (932,304)	$(1,069,389)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (922,981)	$(1,058,696)

Net loss allocated to other Partners	$ (9,323)	$ (10,693)

* Amounts include $922,981 and $1,058,696 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months ended June 30,
(Unaudited)

Series 1

	2007	2006

Revenues
Rental	$ 771,301	$ 1,165,646
Interest and other	55,268	88,971

	826,569	1,254,617

Expenses
Interest	137,214	272,406
Depreciation and amortization	222,995	236,282
Operating expenses	567,854	1,051,375
	928,063	1,560,063

NET LOSS	$(101,494)	$ (305,446)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$(100,479)	$ (302,392)

Net loss allocated to other Partners	$ (1,015)	$ (3,054)

* Amounts include $100,479 and $302,392 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months ended June 30,
(Unaudited)

Series 2

	2007	2006

Revenues
Rental	$ 790,173	$ 954,268
Interest and other	34,120	37,807

	824,293	992,075

Expenses
Interest	96,854	116,179
Depreciation and amortization	181,455	211,810
Operating expenses	726,383	715,949
	1,044,692	1,043,938

NET LOSS	$ (180,399)	$ (51,863)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (178,595)	$ (51,344)

Net loss allocated to other Partners	$ (1,804)	$ (519)

* Amounts include $178,595 and $51,344 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months ended June 30,
(Unaudited)

Series 3
	2007	2006

Revenues
Rental	$ 1,584,680	$ 1,878,173
Interest and other	44,505	44,576

	1,629,185	1,922,749

Expenses
Interest	197,601	241,409
Depreciation and amortization	437,705	510,413
Operating expenses	1,264,591	1,348,257
	1,899,897	2,100,079

NET LOSS	$ (270,712)	$ (177,330)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (268,005)	$ (175,557)

Net loss allocated to other partners	$ (2,707)	$ (1,773)

* Amounts include $268,005 and $175,557 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months ended June 30,
(Unaudited)

Series 4

	2007	2006

Revenues
Rental	$ 901,892	$ 1,211,146
Interest and other	39,415	16,130

	941,307	1,227,276

Expenses
Interest	239,185	366,524
Depreciation and amortization	274,954	390,146
Operating expenses	603,551	849,967
	1,117,690	1,606,637

NET LOSS	$ (176,383)	$ (379,361)

Net income loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (174,619)	$ (375,567)

Net loss allocated to other Partners	$ (1,764)	$ (3,794)

* Amounts include $174,619 and $375,567 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months ended June 30,
(Unaudited)

Series 5
	2007	2006

Revenues
Rental	$ 301,907	$ 442,663
Interest and other	14,469	25,875

	316,376	468,538

Expenses
Interest	28,189	40,411
Depreciation and amortization	174,155	116,182
Operating expenses	181,140	323,791
	383,484	480,384

NET LOSS	$ (67,108)	$ (11,846)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (66,437)	$ (11,728)

Net loss allocated to other Partners	$ (671)	$ (118)

* Amounts include $66,437 and $11,728 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months ended June 30,
(Unaudited)

Series 6
	2007	2006

Revenues
Rental	$ 617,391	$ 1,012,549
Interest and other	38,767	37,204

	656,158	1,049,753

Expenses
Interest	126,075	186,642
Depreciation and amortization	229,906	252,350
Operating expenses	436,385	754,304
	792,366	1,193,296

NET LOSS	$ (136,208)	$ (143,543)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (134,846)	$ (142,108)

Net loss allocated to other Partners	$ (1,362)	$ (1,435)

* Amounts include $134,846 and $142,108 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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

September 30, 2007
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

NOTE G - SUBSEQUENT EVENT

Subsequent to September 30, 2007, the Partnership has entered into agreements to either sell or transfer interests in four Operating Partnerships. The estimated sales prices and other terms for the disposition of the Operating Partnerships have been determined. Gain on sale of the Operating Partnership in the aggregate is expected to be recognized in the fourth quarter of 2007 and 2008.

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

The Partnership is currently accruing the annual partnership management fee. Partnership management fees accrued during the quarter ended September 30, 2007 were $73,561 and total partnership management fees accrued as of September 30, 2007 were $5,370,013. During the quarter and year ended September 30, 2007 $70,705 and $656,820, respectively, of accrued partnership management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Partnership receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Partnership's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Partnership. The Partnership is currently unaware of any trends, which would create insufficient liquidity to meet future third party obligations of the Partnership.

As of September 30, 2007, an affiliate of the general partner of the Partnership advanced a total of $874,653 to the Partnership to pay various operating expenses of the Partnership, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. During the quarter ended September 30, 2007 $1,069 was advanced. Below is a summary, by series, of the total advances made to date.

	Current Year	Total
Series 1	$ 1,069	$137,978
Series 2	-	58,472
Series 3	-	473,703
Series 4	-	204,500
	$ 1,069	$874,653

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships. During the six months ended September 30, 2007, Series 2, Series 4, and Series 5 respectively paid $85,000, $45,364, and $2,933 to an affiliate of the general partner.

Capital Resources

The Partnership offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on August 29, 1988. The Partnership received and accepted subscriptions for $97,746,940 representing 9,800,600 BACs from investors admitted as BAC Holders in Series 1 through Series 6 of the Partnership. Offers and sales of BACs in Series 1 through Series 6 of the Partnership were completed and the last of the BACs in Series 6 were issued by the Partnership on September 29, 1989. At September 30, 2007 and 2006 the Partnership had limited partnership equity interests in 46 and 52 Operating Partnerships, respectively.

As of September 30, 2007 the Partnership had $2,221,874 remaining in cash and cash equivalents. Below is a table, which provides, by series, the equity raised, number of BACs sold, final date BACs were offered, number of properties acquired, and cash and cash equivalents.

Series	Equity	BACs	Final Close Date	Number of Properties	Proceeds Remaining
1	$12,999,000	1,299,900	12/18/88	7	$ 29,428
2	8,303,000	830,300	03/30/89	5	187,474
3	28,822,000	2,882,200	03/14/89	16	137,324
4	29,788,160	2,995,300	07/07/89	8	181,145
5	4,899,000	489,900	08/22/89	3	476,340
6	12,935,780	1,303,000	09/29/89	7	1,210,163

	$97,746,940	9,800,600		46	$2,221,874

Results of Operations

At September 30, 2007 and 2006 the Partnership held limited partnership interests in 46 and 52 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which initially complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Partnership believes that there is adequate casualty insurance on the properties.

The Partnership incurs an annual partnership management fee to the general partner of the Partnership and/or its affiliates in an amount equal to 0.375% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various partnership management and reporting fees paid by the Operating Partnerships. The partnership management fees incurred and the reporting fees paid by the Operating Partnerships for the three and six months ended September 30, 2007 are as follows:

	3 Months Management Fee Net of Reporting Fee	3 Months Reporting Fee	6 Months Management Fee Net of Reporting Fee	6 Months Reporting Fee
Series 1	4,450	6,935	14,263	10,195
Series 2	12,930	-	23,317	2,543
Series 3	18,999	-	34,748	3,252
Series 4	11,999	1,549	25,277	1,819
Series 5	5,751	64	(2,120)	15,401
Series 6	11,034	(150)	21,918	(150)
	$ 65,163	$ 8,398	$117,403	$ 33,060

The Partnership's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested. The Partnership's investments in Operating Partnerships have been made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 1

As of September 30, 2007 and 2006, the average Qualified Occupancy for the series was 100%. The series had a total of seven properties at September 30, 2007, all of which were at 100% Qualified Occupancy.

For the six month period ended September 30, 2007 and 2006, Series 1 reflects net loss from Operating Partnerships of $(101,494) and $(305,446), respectively, which includes depreciation and amortization of $222,995 and $236,282, respectively.

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

In July 2007, the investment general partner of Series 1 transferred the investment limited partnership's interest in Apple Hill Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,439,775 and cash proceeds to the investment limited partnership of $20,000. Of the total proceeds, $7,500 was paid to BCAMLP for expenses related to the transfer, which includes legal costs. The remaining proceeds of $12,500 was returned to cash reserves held by Series 1. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid partnership management fees, and accrued but unpaid expenses of the investment limited partnership. After all outstanding obligations of the investment limited partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the property was recorded of $12,500 as of July 31, 2007.

Briarwood Apartments of Vero Beach (Briarwood Apartments) is a 45-unit property located in Vero Beach, FL. As a result of the hurricanes that passed through Florida in 2004 the property sustained roof damage which resulted in drywall and carpet damage in five units. The five damaged units could not be rented and as a result occupancy was low in 2005, averaging 80%. The property operated below breakeven in 2005 due to reduced rental income and concessions that were made to residents with damaged units. Management has utilized insurance proceeds and funds from reserves to make the repairs necessary to rent the units. As of July 28, 2006 all five of the damaged units were leased to qualified residents. Occupancy remained high through the end of 2006, averaging 93% for the year. There was a disagreement on the extent of the roof damages between the operating general partner and the insurance company. The operating general partner hired an attorney to negotiate with the insurance company. Negotiations stalled and the attorney sent a demand letter giving the insurance company the option to either settle or go to court. A mediation hearing was held on November 13, 2006 between the attorney and the insurance company and a settlement was reached and approved by the operating general partner. In anticipation of the sale and rehabilitation of the property in the fourth quarter of 2007, the operating general partner has elected not to fill units, as they become vacant in 2007. Occupancy at the end of the second quarter was 71%.

Briarwood Apartments of Vero Beach, Limited has entered into an agreement with the operating general partner to sell the property to an entity affiliated with the current operating general partner. The transaction is anticipated to close in the fourth quarter of 2007. The sales price for Briarwood Apartments is $1,508,231, which includes the outstanding mortgage balance of approximately $1,438,231 and proceeds to the investment limited partnership of $35,000. Of the total investment limited partnership proceeds to be received, $12,580 will represent payment of outstanding reporting fees due to an affiliate of the investment limited partnership and the balance of $22,420 represents proceeds from the sale. Of the remaining proceeds $7,500 is anticipated to be paid to BCAMLP for expenses incurred, which includes third party legal costs. The remaining proceeds of $14,920 will be returned to cash reserves held by Series 1. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid partnership management fees, and accrued but unpaid expenses of the investment limited partnership. After all outstanding obligations of the investment limited partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In March 2005, Series 1 sold its interest in Inglewood Meadows, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,453,292 and proceeds to the investment limited partnership of $58,132. Of the total investment limited partnership proceeds received, $2,520 represented payment of outstanding reporting fees due to an affiliate of the investment limited partnership. Of the remaining proceeds, the net distribution to investors in the amount of $17,807 was paid during the third quarter 2005. This represents a per BAC distribution of $.014. The total return to the investors is distributed based on the number of BACs held by each investor. The remaining proceeds of $37,805 were paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $9,683 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees; and $28,122 represents partial reimbursement for outstanding advances and partnership management fees. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $52,262 as of March 31, 2005. In the prior year ended March 31, 2006, $3,350 of the sales proceeds were refunded to BCAMLP to pay accrued partnership management fees.

In March 2005, Series 1 sold its interest in Wewahitchka, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of $697,966 and proceeds to the investment limited partnership of $27,919. Of the total investment limited partnership proceeds received, $6,655 represented payment of outstanding reporting fees due to an affiliate of the investment limited partnership. Of the remaining proceeds, the net distribution to investors in the amount of $3,520 was paid during the third quarter 2005. This represents a per BAC distribution of $.003. The total return to the investors is distributed based on the number of BACs held by each investor. The remaining proceeds of $17,744 were paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $9,683 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees; and $8,061 represents partial reimbursement for outstanding advances and partnership management fees. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $17,914 as of March 31, 2005. In the prior year ended March 31, 2006, $3,350 of the sales proceeds were refunded to BCAMLP to pay accrued partnership management fees.

In March 2005, Series 1 sold its interest in Woodland Terrace, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,453,292 and proceeds to the investment limited partnership of $58,132. Of the total investment limited partnership proceeds received, $13,860 represented payment of outstanding reporting fees due to an affiliate of the investment limited partnership. Of the remaining proceeds, the net distribution to investors in the amount of $17,806 was paid during the third quarter 2005. This represents a per BAC distribution of $.014. The total return to the investors is distributed based on the number of BACs held by each investor. The remaining proceeds of $26,466 were paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $9,684 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees; and $16,782 represents partial reimbursement for outstanding advances and partnership management fees. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $40,922 as of March 31, 2005. In the prior year ended March 31, 2006, $3,350 of the sales proceeds were refunded to BCAMLP to pay accrued partnership management fees.

Elk Rapids II ACLP (Elk Rapids II Apartments) is a 24 unit senior property located in Elk Rapids, Michigan. In 2006, the property had an average occupancy of 85%. Through the third quarter 2007 average occupancy has increased to 90%, but the property was unable to breakeven due to the poor economy in Michigan. The current marketing efforts of advertising in local weekly newspapers appear to be alleviating the low occupancy issue. In September 2007, physical occupancy increased to 96%. The mortgage, taxes, and insurance are current. The investment limited partner will continue to work with the operating general partner until operations are stabilized and property taxes are current.

Series 2

As of September 30, 2007 and 2006, the average Qualified Occupancy for the series was 100%. The series had a total of five properties at September 30, 2007, all of which were at 100% Qualified Occupancy.

For the six month period ended September 30, 2007 and 2006, Series 2 reflects net loss from Operating Partnerships of $(180,399) and $(51,863), respectively, which includes depreciation and amortization of $181,455 and $211,810, respectively.

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

In September 2007, the investment general partner of Calexico Associates approved an agreement to sell the property and the transaction is anticipated to close in August 2008. The anticipated sales price for the property is $2,051,000, which includes the outstanding mortgage balance of approximately $1,511,000, cash proceeds to the operating general partner of $270,000, and cash proceeds to the investment limited partnerships of $210,600 and $59,400 to Series 2 and Series 5, respectively. Of the total proceeds to be received, $2,464 and $695 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, it is anticipated that $11,700 and $3,300 from Series 2 and Series 5, respectively, will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $196,436 and $55,405 is anticipated to be returned to cash reserves held by Series 2 and Series 5, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In September 2007, the investment general partner of Heber II Associates approved an agreement to sell the property and the transaction is anticipated to close in August 2008. The anticipated sales price for the property is $1,422,000, which includes the outstanding mortgage balance of approximately $1,062,000, cash proceeds to the operating general partner of $180,000, and cash proceeds to the investment limited partnership of $180,000. Of the total proceeds anticipated to be received $550 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, it is anticipated that $15,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $164,450 is anticipated to be returned to cash reserves held by Series 2. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

Annadale Housing Partners (King's View Apartments) is a 222-apartment property in Fresno, CA. The property operated above breakeven in 2006 as a result of being funded primarily with soft debt. Operating expenses were slightly higher than state averages but not of serious concern. The main issue at Annadale is low occupancy. Occupancy has been an issue at Annadale for several years but saw a steady decline in 2006 to a low of 81% in December 2006. Occupancy continued to decline in 2007, dropping to 79% in September 2007. King's View Apartments is located in one of the most violent gang and high crime areas in the city of Fresno, and crime has increased substantially in the past two years. Management spends $11,500 per month on average for private security. The operating general partner estimates that in reality the site requires $30,000-$60,000 per month in private security to effectively secure the property. Management has been working closely with the police department, which has diverted resources from other areas of the city to the King's View neighborhood in the past few months. This has made a positive impact on the area but the operating general parter is doubtful that the impact will be long lasting. As a result of the substantial, visible crime in the area, management has had extreme difficulty in finding and maintaining quality tenants and numerous tenants have moved out of the area. Management continues to work with police, the City of Fresno, and the Housing Development Departments for additional support. In addition, a fire occurred in one of the apartment units as a result of a defective bathroom fan in April 2007. Rehabilitation to the apartment was completed in the third quarter and insurance proceeds for the damages were approved by the investment limited partner. The investment limited partner will continue to monitor occupancy and management efforts.

Series 3.

As of September 30, 2007 and 2006, the average Qualified Occupancy for the series was 100%. The series had a total of sixteen properties at September 30, 2007, all of which were at 100% Qualified Occupancy.

For the six month period ended September 30, 2007 and 2006, Series 3 reflects net loss from Operating Partnerships of $(270,712) and $(177,330), respectively, which includes depreciation and amortization of $437,705 and $510,413, respectively.

In an attempt to capitalize on the strong California real estate market, the operating general partner of California Investors VI (Orchard Park) entered into an agreement to sell the property and the transaction closed in June 2003. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. Sale proceeds due to Series 3 and Boston Capital Tax Credit Fund III-Series 17, after repayment of advances made to the Operating Partnership, were $453,144 and $31,790, respectively. Of the proceeds received, $352,768 and $24,748, for Series 3 and Series 17, respectively, was distributed to the investors in July 2004. This represented a per BAC distribution of $.122 and $.005 for Series 3 and 17, respectively. The total returned to the investors was distributed based on the number of BACs held by each investor at the time of the sale. The amounts for each series, while different in actual dollars, represent the same percentage of return to each investment limited partnership. The remaining proceeds total of $107,418 was paid to BCAMLP for fees and expenses related to the sale, and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $10,000 represents reimbursement of expenses incurred related to sale, which includes due diligence, legal and mailing costs; $50,000 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property; and $47,418 represents a partial payment of accrued partnership management fees. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero for Series 3 and $28,682 for Series 17. Accordingly, gains on the sale of the property were recorded by Series 3 and Series 17 of $406,422 and $3,109, respectively. The gains recorded represented the proceeds received by the investment limited partnership, net of their remaining investment balance and their share of the overhead and expense reimbursement. In the prior year ended March 31, 2006, $46,722 and $3,278 for Series 3 and Series 17, respectively, of the sales proceeds were refunded to BCAMLP to pay accrued partnership management fees.

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

In March 2005, Series 3 sold its interest in Carriage Gate of Palatka, Ltd., to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,441,070 and proceeds to the investment limited partnership of $57,643. Of the total investment limited partnership proceeds received, $10,500 represented payment of outstanding reporting fees due to an affiliate of the investment limited partnership. Of the remaining proceeds the net distribution to investors in the amount of $21,389 was paid in September 2005. This represents a per BAC distribution of $.007. The total return to the investor is distributed based on the number of BACs held by each investor. The remaining proceeds of $25,754 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $9,150 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees, and $16,604 represents partial reimbursement for outstanding advances and partnership management fees. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $43,793 as of March 31, 2005. In the prior year ended March 31, 2006, $3,350 of the sales proceeds were refunded to BCAMLP to pay accrued partnership management fees.

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

Series 4

As of September 30, 2007 and 2006, the average Qualified Occupancy for the series was 100%. The series had a total of eight properties at September 30, 2007, all of which were at 100% Qualified Occupancy.

For the six month period ended September 30, 2007 and 2006, Series 4 reflects net loss from Operating Partnerships of $(176,383) and $(379,361), respectively, which includes depreciation and amortization of $274,954 and $390,146, respectively.

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

In February 2004, Series 4 negotiated a sale of its investment limited partner interest in Van Dyck Estates XVI-A, A California LP (Van Dyck Estates XVI-A) to the operating general partner for his assumption of the outstanding mortgage balance of $586,229 and proceeds to the investment limited partnership of $515,000. Of the total received, $7,500 was for payment of outstanding reporting fees due to an affiliate of the investment limited partnership, and $507,500 was proceeds from the sale of the interest. Of the sale proceeds received, $360,564 was utilized to repay subordinated loans that had been made by the investment limited partnership to the Operating Partnership. The remaining sale proceeds totaled $146,936. Of the proceeds remaining, $56,815 was distributed to the investors in September 2005. This represents a per BAC distribution of $.02. The total returned to the investors was distributed based on the number of BACs held by each investor. The remaining balance of $90,121 is anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $24,450 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees; and $65,671 represents a partial payment of outstanding partnership management fees due to BCAMLP. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership and the subordinated loans to the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero and partially offset the loan balance. Accordingly, a gain on the sale of the investment limited partner interest of $161,775 was realized in the quarter ended March 31, 2004. In the prior year ended March 31, 2006, $15,450 of the sales proceeds were refunded to BCAMLP to pay accrued partnership management fees.

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

In October 2004, while attempting to capitalize on the strong California real estate market, the operating general partner of Rosenberg Building Associates (Rosenberg Apartments) entered into an agreement to sell the property and the transaction closed in the first quarter of 2005. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. After repayment of the outstanding mortgage balance of approximately $1,699,801, and payments of outstanding fees due to the managing and operating general partners of $61,748 and $173,500, respectively, proceeds to the investment limited partners were $1,508,640. Of the investment limited partner proceeds received: $120,086 represents re-payment of outstanding loans made to the Operating Partnership; and $76,251 represents payment of outstanding investor service fees. The remaining proceeds of $1,312,303 were paid to the investment limited partnerships, Series 4, Series 6, Series 7 and Series 14, in accordance with their contributions to the Operating Partnership and the terms of the Operating Partnership agreement. The amount paid to each Series is as follows: Series 4 $138,130, Series 6 $91,034, Series 7 $318,139 and Series 14 $765,000. Series 4, Series 6, Series 7 and Series 14 will use $43,705, $28,804, $100,661 and $233,948, respectively, of their proceeds to pay outstanding asset management fees due to an affiliate of the investment partnership. In August 2005 additional sale proceeds of $59,929 were received and were allocated to Series 4, Series 6, and Series 7 as follows: $15,125 to Series 4, $9,968 to Series 6, and $34,836 to Series 7. Of the initial and additional sales proceeds, it is estimated that approximately $109,550, $66,725, $233,186 and $490,795, for Series 4, Series 6, Series 7, and Series 14, respectively, will be distributed to the investors, or used to pay non-resident tax withholdings requirements of the State of California. Provided that this is the actual amount distributed, the investor per BAC distribution will be $.037, $.051, $.225, and $.090, for Series 4, Series 6, Series 7, and Series 14, respectively. The remaining amount of $64,888 will be retained by the investment limited partner to improve their reserve balances, This amount is allocated to Series 6, Series 7, and Series 14 as follows: $5,473 to Series 6, $19,127 to Series 7, and $40,288 to Series 14. A gain/(loss) on the sale of the investment limited partner interest of ($645,692), ($348,936), $318,139, and $288,349, for Series 4, Series 6, Series 7, and Series 14, respectively, was realized in the quarter ended March 31, 2005. An additional gain on the sale of the investment limited partner interest of $15,125, $9,968, and $34,836, for Series 4, Series 6, and Series 7, respectively, was realized in the quarter ended September 30, 2005. The gain/(loss) recorded represented the proceeds received by the investment limited partnership, net of their remaining investment balance and their share of the overhead and expense reimbursement.

In fiscal year 2004, Series 4 sold its investment limited partnership interest in Sunneyview II (Stoneridge Hill II) for total proceeds to the investment limited partnership of $212,000. Of the sale proceeds, $175,000 was collected in August 2003 and the balance was collected in October 2003. Of the proceeds received, $120,000 was distributed to the investors in July 2004, representing a per BAC distribution of $.040. The total returned to the investors was distributed based on the number of BACs held by each investor at the time of the sale. The remaining proceeds total of $92,000 was paid to BCAMLP for fees and expenses related to the sale and partial repayment of accrued asset management fees. The breakdown of the amount paid to BCAMLP is as follows: $10,000 represents reimbursement of expenses incurred related to sale, which includes due diligence, legal and mailing costs; $20,000 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property; and $62,000 is to pay down outstanding accrued partnership management fees. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership and the subordinated loans to the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero and partially offset the loan balance. Accordingly, a gain on the sale of the investment limited partner interest of $212,000 was realized in the year ended March 31, 2004. In the fiscal year ended March 2006, it was determined that a portion of the gain reported in the prior fiscal year, in the amount of $20,000, was attributable to the overhead and expense reimbursement associated with the sale of the property. A reduction in the gain on sale of property as of December 31, 2004 was recorded to correct the gain previously reported. In the prior year ended March 31, 2006, $20,000 of the sales proceeds were refunded to BCAMLP to pay accrued partnership management fees.

Clearview Apartments, LP, (Clear View Apartments) is a 24-unit property located in Monte Vista, Colorado. In 2006, physical occupancy fluctuated from 78% to 83% with average occupancy for the year of 80%. Through the third quarter 2007 average physical occupancy was 77% and as of September the property continues to operate with physical occupancy of 77%. Despite low occupancy, the property was still able to operate above breakeven due to low operating expenses. The property suffers from the lack of a qualified applicant pool and insufficient rental assistance. As part of marketing efforts, to stabilize and increase occupancy, on-site management maintains close contact with the local housing authority. Additionally, the property is being advertised in local newspapers and flyers are being distributed in local diners and community centers. The operating general partner was unsuccessful in its attempt to obtain additional rental assistance from Rural Development. The tax credit period for this development expired in December 2004 with no extended use provisions. The property has adjusted the rents to reflect the change in program participation but is still subject to Rural Development loan restrictions. The investment general partner will continue to monitor the property's operations.

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

In March 2005, Series 4 sold its interest in Greenwood Terrace, Ltd., to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,055,120 and proceeds to the investment limited partnership of $42,205. Of the total investment limited partnership proceeds received, $5,885 represented payment of outstanding reporting fees due to an affiliate of the investment limited partnership. Of the remaining proceeds, the net distribution in the amount of $20,000 was paid in September 2005. This represents a per BAC distribution of $.007. The total return to the investor was distributed based on the number of BACs held by each investor. The remaining proceeds of $16,320 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $10,350 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees; and $5,970 represents partial reimbursement for outstanding advances and partnership management fees. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $32,970 as of March 31, 2005. In the prior year ended March 31, 2006, $3,350 of the sales proceeds were refunded to BCAMLP to pay accrued partnership management fees.

In March 2005, Series 4 sold its interest in Monticello, Ltd. to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,080,904 and proceeds to the investment limited partnership of $43,236. Of the total investment limited partnership proceeds received, the net distribution to investors in the amount of $20,741 was paid in September 2005. This represents a per BAC distribution of $.007. The total return to the investors was distributed based on the number of BACs held by each investor. The remaining proceeds of $22,495 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $10,350 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees; and $12,145 represents partial reimbursement for outstanding advances and partnership management fees. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $39,886 as of March 31, 2005. In the prior year ended March 31, 2006, $3,350 of the sales proceeds were refunded to BCAMLP to pay accrued partnership management fees.

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

Series 5

As of September 30, 2007 and 2006, the average Qualified Occupancy for the series was 100%. The series had a total of three properties at September 30, 2007, all of which were at 100% Qualified Occupancy.

For the six month period ended September 30, 2007 and 2006, Series 5 reflects net loss from Operating Partnerships of $(67,108) and $(11,846), respectively, which includes depreciation and amortization of $174,155 and $116,182, respectively.

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

In September 2007, the investment general partner of Calexico Associates approved an agreement to sell the property and the transaction is anticipated to close in August 2008. The anticipated sales price for the property is $2,051,000, which includes the outstanding mortgage balance of approximately $1,511,000 and cash proceeds to the investment limited partnerships of $210,600 and $59,400 to Series 2 and Series 5, respectively. Of the total proceeds to be received, $2,464 and $695 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, it is anticipated that $11,700 and $3,300 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $196,436 and $55,405 is anticipated to be returned to cash reserves held by Series 2 and Series 5, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

Annadale Housing Partners (King's View Apartments) is a 222-apartment property in Fresno, CA. The property operated above breakeven in 2006 as a result of being funded primarily with soft debt. Operating expenses were slightly higher than state averages but not of serious concern. The main issue at Annadale is low occupancy. Occupancy has been an issue at Annadale for several years but saw a steady decline in 2006 to a low of 81% in December 2006. Occupancy continued to decline in 2007, dropping to 79% in September 2007. King's View Apartments is located in one of the most violent gang and high crime areas in the city of Fresno, and crime has increased substantially in the past two years. Management spends $11,500 per month on average for private security. The operating general partner estimates that in reality the site requires $30,000-$60,000 per month in private security to effectively secure the property. Management has been working closely with the police department, which has diverted resources from other areas of the city to the King's View neighborhood in the past few months. This has made a positive impact on the area but the operating general parter is doubtful that the impact will be long lasting. As a result of the substantial, visible crime in the area, management has had extreme difficulty in finding and maintaining quality tenants and numerous tenants have moved out of the area. Management continues to work with police, the City of Fresno, and the Housing Development Departments for additional support. In addition, a fire occurred in one of the apartment units as a result of a defective bathroom fan in April 2007. Rehabilitation to the apartment was completed in the third quarter and insurance proceeds for the damages were approved by the investment limited partner. The investment limited partner will continue to monitor occupancy and management efforts

Series 6

As of September 30, 2007 and 2006, the average Qualified Occupancy for the series was 100%. The series had a total of seven properties at September 30, 2007, all of which were at 100% Qualified Occupancy.

For the six month period ended September 30, 2007 and 2006, Series 6 reflects net loss from Operating Partnerships of $(136,208) and $(143,543), respectively, which includes depreciation and amortization of $229,906 and $252,350, respectively.

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

In July 2004, the operating general partner of Columbia Park Associates entered into an agreement to sell the property and the transaction closed in December 2004. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. After repayment of the outstanding mortgage balances of approximately $1,397,779, the proceeds to the investment limited partnership were $2,738,413. Of the total received after payment of the mortgage, $5,000 represents payment of outstanding reporting fees. Of the remaining proceeds, $354,481 is anticipated to be paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $74,000 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees; and $280,481 represents partial reimbursement for outstanding partnership management fees. Of the proceeds received, $2,378,932 was distributed to the investors in September 2005. This represents a per BAC distribution amount of $1.826. Accordingly, a loss on the sale of the investment limited partnership of ($671,784), representing the proceeds received by the investment limited partnership, net of their remaining investment balance and their share of the overhead and expense reimbursement, was recorded in the quarter ended December 31, 2004. In the prior year ended March 31, 2006, $65,000 of the sales proceeds were refunded to BCAMLP to pay accrued partnership management fees. On March 30, 2007, additional sale proceeds of $24,000 were received after the liquidation of the Operating Partnership was finalized and recorded as a gain on the sale. The additional proceeds will be returned to the cash reserves held by Series 6.

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

In October 2004, while attempting to capitalize on the strong California real estate market, the operating general partner of Rosenberg Building Associates (Rosenberg Apartments) entered into an agreement to sell the property and the transaction closed in the first quarter of 2005. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. After repayment of the outstanding mortgage balance of approximately $1,699,801, and payments of outstanding fees due to the managing and operating general partners of $61,748 and $173,500, respectively, proceeds to the investment limited partners were $1,508,640. Of the investment limited partner proceeds received: $120,086 represents re-payment of outstanding loans made to the Operating Partnership; and $76,251 represents payment of outstanding investor service fees. The remaining proceeds of $1,312,303 were paid to the investment limited partnerships, Series 4, Series 6, Series 7 and Series 14, in accordance with their contributions to the Operating Partnership and the terms of the Operating Partnership agreement. The amount paid to each Series is as follows: Series 4 $138,130, Series 6 $91,034, Series 7 $318,139 and Series 14 $765,000. Series 4, Series 6, Series 7 and Series 14 will use $43,705, $28,804, $100,661 and $233,948, respectively, of their proceeds to pay outstanding asset management fees due to an affiliate of the investment partnership. In August 2005 additional sale proceeds of $59,929 were received and were allocated to Series 4, Series 6, and Series 7 as follows: $15,125 to Series 4, $9,968 to Series 6, and $34,836 to Series 7. Of the initial and additional sales proceeds, it is estimated that approximately $109,550, $66,725, $233,186 and $490,795, for Series 4, Series 6, Series 7, and Series 14, respectively, will be distributed to the investors, or used to pay non-resident tax withholdings requirements of the State of California. Provided that this is the actual amount distributed, the investor per BAC distribution will be $.037, $.051, $.225, and $.090, for Series 4, Series 6, Series 7, and Series 14, respectively. The remaining amount of $64,888 will be retained by the investment limited partner to improve their reserve balances, This amount is allocated to Series 6, Series 7, and Series 14 as follows: $5,473 to Series 6, $19,127 to Series 7, and $40,288 to Series 14. A gain/(loss) on the sale of the investment limited partner interest of ($645,692), ($348,936), $318,139, and $288,349, for Series 4, Series 6, Series 7, and Series 14, respectively, was realized in the quarter ended March 31, 2005. An additional gain on the sale of the investment limited partner interest of $15,125, $9,968, and $34,836, for Series 4, Series 6, and Series 7, respectively, was realized in the quarter ended September 30, 2005. The gain/(loss) recorded represented the proceeds received by the investment limited partnership, net of their remaining investment balance and their share of the overhead and expense reimbursement.

In December 2006, the investment general partner transferred the interest of - Series 6 and Boston Capital Tax Credit Fund II LP - Series 7 in Hillandale Commons Limited Partnership to an entity affiliated with the operating general partner, for its assumption of the outstanding mortgage balance and cash proceeds of $863,000. In accordance with Agreement of Purchase and Sale an initial payment of $67,200 and $52,800 was paid in December 2006 and an outstanding note payable of $416,080 and $326,920 was paid in July 2007 to Series 6 and Boston Capital Tax Credit Fund II LP Series 7, respectively. Of the gross proceeds received, $16,800 and $13,200 represent reporting fees due to an affiliate, and $4,200 and $3,300 was paid to BCAMLP for expenses of the sale, which includes third party legal costs for Series 6 and Boston Capital Tax Credit Fund II LP - Series 7, respectively. Of the remaining proceeds, $462,280 and $363,220 for Series 6 and Boston Capital Tax Credit Fund II LP - Series 7, respectively, will be returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid partnership management fees, and accrued but unpaid expenses of the investment limited partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnerships' investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. The sale proceeds, previously recorded as receivable, in the amount of $416,080 and $326,920 for Series 6 and Series 7, respectively, was received as of July 31, 2007. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the expense and overhead reimbursement, has been recorded in the amount of $462,280 and $363,220, for Series 6 and Boston Capital Tax Credit Fund II LP - Series 7, respectively, as of December 31, 2006.

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

	(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Partnership's general partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of C&M Management Inc., carried out an evaluation of the effectiveness of the Partnership's "disclosure controls and procedures" as defined in under the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15. Based on that evaluation, the Partnership's Principal Executive Officer and Principal Financial Officer have concluded that as of the end of the period covered by this report, the Partnership's disclosure controls and procedures were effective to ensure that information required to be disclosed by it in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to the Partnership's management, including the Partnership's Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

	(b)	Changes in Internal Controls

There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended September 30, 2007 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

Boston Capital Tax Credit Fund Limited Partnership

	By:	Boston Capital Associates Limited Partnership, General Partner

	By:	BCA Associates Limited Partnership, General Partner

	By:	C&M Management, Inc., General Partner

Date: November 14, 2007	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of
1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

November 14, 2007	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), C&M Management Inc.; Director, President (Principal Executive Officer) BCTC Assignor Corp.

DATE:	SIGNATURE:	TITLE:

November 14, 2007	/s/ Marc N. Teal Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer), C&M Management Inc; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC Assignor Corp.