Form 10-Q
period 2007-12-31
BOSTON CAPITAL TAX CREDIT FUND LTD PARTNERSHIP
filed 2008-02-14
CIK 835095

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended December 31, 2007

                                             or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

BOSTON CAPITAL TAX CREDIT FUND LIMITED PARTNERSHIP

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2007

TABLE OF CONTENTS
FOR THE QUARTER ENDED DECEMBER 31, 2007

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

Cash Flows Series 4 33

Cash Flows Series 5 34

Cash Flows Series 6 35

BOSTON CAPITAL TAX CREDIT FUND LIMITED PARTNERSHIP

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2007

TABLE OF CONTENTS (CONTINUED)

Notes to Financial Statements *

Note A Organization 36

Note B Accounting *

Note C Related Party Transactions 37

Note D Investments 39

COMBINED STATEMENTS OF OPERATION 41

Combined Statements Series 1 42

Combined Statements Series 2 43

Combined Statements Series 3 44

Combined Statements Series 4 45

Combined Statements Series 5 46

Combined Statements Series 6 47

Note E Taxable Loss 48

Note F Plan of Liquidation 48

Note G Subsequent Event 48

Liquidity 49

Capital Resources 49

Results of Operations 50

Principal Accounting Policies 76

Quantitative and Qualitative 77

Controls and Procedures 77

Part II Other Information 79

Item 1. Legal Proceedings 79

Item 1A. Risk Factors 79

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds 79

Item 3. Defaults Upon Senior Securities 79

Item 4. Submission of Matters to a Vote of Security Holders 79

Item 5. Other Information 79

Item 6. Exhibits 79

Signatures 80

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

	December 31, 2007 (Unaudited)	March 31, 2007 (Audited)
ASSETS
Cash and cash equivalents	$ 2,206,558	$ 1,764,394
Other assets	41,289	416,286

	$ 2,247,847	$ 2,180,680

LIABILITIES

Accounts payable	$ 27,650	$ 2,500
Accounts payable affiliates (note C)	6,158,073	6,883,251

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 9,800,600 issued and outstanding	(3,107,456)	(3,866,978)
General Partner	(830,420)	(838,093)
	(3,937,876)	(4,705,071)
	$ 2,247,847	$ 2,180,680

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 1

	December 31, 2007 (Unaudited)	March 31, 2007 (Audited)
ASSETS
Cash and cash equivalents	$ 204,521	$ 31,254
Other assets	-	-

	$ 204,521	$ 31,254

LIABILITIES

Accounts payable	$ 27,650	$ -
Accounts payable affiliates (note C)	2,642,714	2,602,047

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 1,299,900 issued and outstanding	(2,328,352)	(2,432,252)
General Partner	(137,491)	(138,541)
	(2,465,843)	(2,570,793)
	$ 204,521	$ 31,254

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 2

	December 31, 2007 (Unaudited)	March 31, 2007 (Audited)
ASSETS
Cash and cash equivalents	$ 84,070	$ 337,414
Other assets	-	-

	$ 84,070	$ 337,414

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	-	193,420

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 830,300 issued and outstanding	149,689	209,014
General Partner	(65,619)	(65,020)
	84,070	143,994
	$ 84,070	$ 337,414

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 3

	December 31, 2007 (Unaudited)	March 31, 2007 (Audited)
ASSETS
Cash and cash equivalents	$ 126,825	$ 169,122
Other assets	41,083	-

	$ 167,908	$ 169,122

LIABILITIES

Accounts payable	$ -	$ 2,500
Accounts payable affiliates (note C)	2,771,549	2,714,550

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 2,882,200 issued and outstanding	(2,344,787)	(2,289,631)
General Partner	(258,854)	(258,297)
	(2,603,641)	(2,547,928)
	$ 167,908	$ 169,122

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 4

	December 31, 2007 (Unaudited)	March 31, 2007 (Audited)
ASSETS
Cash and cash equivalents	$ 120,066	$ 354,790
Other assets	206	206

	$ 120,272	$ 354,996

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	743,810	898,530

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 2,995,300 issued and outstanding	(369,140)	(289,936)
General Partner	(254,398)	(253,598)
	(623,538)	(543,534)
	$ 120,272	$ 354,996

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 5

	December 31, 2007 (Unaudited)	March 31, 2007 (Audited)
ASSETS
Cash and cash equivalents	$ 468,419	$ 12,636
Other assets	-	-

	$ 468,419	$ 12,636

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	-	439,048

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 489,900 issued and outstanding	505,485	(380,398)
General Partner	(37,066)	(46,014)
	468,419	(426,412)
	$ 468,419	$ 12,636

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 6

	December 31, 2007 (Unaudited)	March 31, 2007 (Audited)
ASSETS
Cash and cash equivalents	$ 1,202,657	$ 859,178
Other assets	-	416,080

	$ 1,202,657	$ 1,275,258

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	-	35,656

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of beneficial interest of the limited partnership interest of the assignor limited partner, $10 stated value per BAC, 1,303,000 issued and outstanding	1,279,649	1,316,225
General Partner	(76,992)	(76,623)
	1,202,657	1,239,602
	$ 1,202,657	$ 1,275,258

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

	2007	2006

Income
Interest income	$ 21,676	$ 14,964
Miscellaneous income	150	-
	21,826	14,964

Share of income from Operating Partnerships(Note D)	164,562	1,511,602

Expenses
Professional fees	14,292	21,017
Partnership management fees (Note C)	42,196	(14,395)
General and administrative fees	45,201	25,944
	101,689	32,566

NET INCOME (LOSS)	$ 84,699	$ 1,494,000

Net income (loss) allocated to assignees	$ 83,851	$ 1,479,059

Net income (loss) allocated to general partner	$ 848	$ 14,941

Net income (loss) per BAC	$ .01	$ .15

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 1

	2007	2006

Income
Interest income	$ 529	$ 321
Miscellaneous income	150	-
	679	321

Share of income from Operating Partnerships(Note D)	133,270	-

Expenses
Professional fees	2,289	3,527
Partnership management fees (Note C)	(7,622)	9,074
General and administrative fees	6,979	3,958
	(1,646)	16,559

NET INCOME (LOSS)	$ 132,303	$ (16,238)

Net income (loss) allocated to assignees	$ 130,980	$ (16,076)

Net income (loss) allocated to general partner	$ 1,323	$ (162)

Net income (loss) per BAC	$ .10	$ (.01)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 2

	2007	2006

Income
Interest income	$ 1,395	$ 5,376
Miscellaneous income	-	-
	1,395	5,376

Share of income from Operating Partnerships(Note D)	-	826,565

Expenses
Professional fees	2,183	2,644
Partnership management fees (Note C)	12,642	9,849
General and administrative fees	5,698	3,261
	20,523	15,754

NET INCOME (LOSS)	$ (19,128)	$ 816,187

Net income (loss) allocated to assignees	$ (18,937)	$ 808,025

Net income (loss) allocated to general partner	$ (191)	$ 8,162

Net income (loss) per BAC	$ (.02)	$ .97

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 3

	2007	2006

Income
Interest income	$ 1,305	$ 715
Miscellaneous income	-	-
	1,305	715

Share of income from Operating Partnerships(Note D)	31,292	83,161

Expenses
Professional fees	2,688	5,188
Partnership management fees (Note C)	7,090	15,489
General and administrative expenses	11,234	6,399
	21,012	27,076

NET INCOME (LOSS)	$ 11,585	$ 56,800

Net income (loss) allocated to assignees	$ 11,469	$ 56,232

Net income (loss) allocated to general partner	$ 116	$ 568

Net income (loss) per BAC	$ .00	$ .02

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 4

	2007	2006

Income
Interest income	$ 1,416	$ 2,413
Miscellaneous income	-	-
	1,416	2,413

Share of income from Operating Partnerships(Note D)	-	139,596

Expenses
Professional fees	2,564	4,169
Partnership management fees (Note C)	13,548	(54,371)
General and administrative fees	9,932	5,695
	26,044	(44,507)

NET INCOME (LOSS)	$ (24,628)	$ 186,516

Net income (loss) allocated to assignees	$ (24,382)	$ 184,651

Net income (loss) allocated to general partner	$ (246)	$ 1,865

Net income (loss) per BAC	$ (.01)	$ .06

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 5

	2007	2006

Income
Interest income	$ 4,794	$ 160
Miscellaneous income	-	-
	4,794	160

Share of income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	2,315	2,223
Partnership management fees (Note C)	5,654	8,164
General and administrative fees	4,749	2,791
	12,718	13,178

NET INCOME (LOSS)	$ (7,924)	$ (13,018)

Net income (loss) allocated to assignees	$ (7,845)	$ (12,888)

Net income (loss) allocated to general partner	$ (79)	$ (130)

Net income (loss) per BAC	$ (.02)	$ (.03)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 6

	2007	2006

Income
Interest income	$ 12,237	$ 5,979
Miscellaneous income	-	-
	12,237	5,979

Share of income from Operating Partnerships(Note D)	-	462,280

Expenses
Professional fees	2,253	3,266
Partnership management fees (Note C)	10,884	(2,600)
General and administrative expenses	6,609	3,840
	19,746	4,506

NET INCOME (LOSS)	$ (7,509)	$ 463,753

Net income (loss) allocated to assignees	$ (7,434)	$ 459,115

Net income (loss) allocated to general partner	$ (75)	$ 4,638

Net income (loss) per BAC	$ (.01)	$ .35

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

	2007	2006

Income
Interest income	$ 58,626	$ 23,911
Miscellaneous income	1,027	10,209
	59,653	34,120

Share of income from Operating Partnerships(Note D)	1,090,062	6,026,790

Expenses
Professional fees	105,856	86,383
Partnership management fees (Note C)	159,598	79,656
General and administrative fees	117,066	38,392
	382,520	204,431

NET INCOME (LOSS)	$ 767,195	$ 5,856,479

Net income (loss) allocated to assignees	$ 759,522	$ 5,797,914

Net income (loss) allocated to general partner	$ 7,673	$ 58,565

Net income (loss) per BAC	$ .08	$ .59

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,

(Unaudited)

Series 1

	2007	2006

Income
Interest income	$ 1,079	$ 607
Miscellaneous income	150	-
	1,229	607

Share of income from Operating Partnerships(Note D)	145,770	-

Expenses
Professional fees	17,742	14,770
Partnership management fees (Note C)	6,641	47,814
General and administrative fees	17,666	6,157
	42,049	68,741

NET INCOME(LOSS)	$ 104,950	$ (68,134)

Net income (loss) allocated to assignees	$ 103,900	$ (67,453)

Net income (loss) allocated to general partner	$ 1,050	$ (681)

Net income (loss) per BAC	$ .08	$ (.05)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 2

	2007	2006

Income
Interest income	$ 5,849	$ 6,226
Miscellaneous income	-	-
	5,849	6,226

Share of income from Operating Partnerships(Note D)	-	826,565

Expenses
Professional fees	15,189	11,536
Partnership management fees (Note C)	35,958	36,783
General and administrative fees	14,626	5,081
	65,773	53,400

NET INCOME(LOSS)	$ (59,924)	$ 779,391

Net income (loss) allocated to assignees	$ (59,325)	$ 771,597

Net income (loss) allocated to general partner	$ (599)	$ 7,794

Net income (loss) per BAC	$ (.07)	$ .93

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 3

	2007	2006

Income
Interest income	$ 4,045	$ 1,928
Miscellaneous income	1,301	2,129
	5,346	4,057

Share of income from Operating Partnerships(Note D)	31,292	319,161

Expenses
Professional fees	20,917	18,838
Partnership management fees (Note C)	41,839	50,989
General and administrative expenses	29,595	10,051
	92,351	79,878

NET INCOME(LOSS)	$ (55,713)	$ 243,340

Net income (loss) allocated to assignees	$ (55,156)	$ 240,907

Net income (loss) allocated to general partner	$ (557)	$ 2,433

Net income (loss) per BAC	$ (.02)	$ .08

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 4

	2007	2006

Income
Interest income	$ 5,974	$ 4,683
Miscellaneous income	176	-
	6,150	4,683

Share of income from Operating Partnerships(Note D)	-	2,040,711

Expenses
Professional fees	20,349	17,430
Partnership management fees (Note C)	38,825	(61,535)
General and administrative fees	26,980	6,918
	86,154	(37,187)

NET INCOME(LOSS)	$ (80,004)	$ 2,082,581

Net income (loss) allocated to assignees	$ (79,204)	$ 2,061,755

Net income (loss) allocated to general partner	$ (800)	$ 20,826

Net income (loss) per BAC	$ (.03)	$ .69

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 5

	2007	2006

Income
Interest income	$ 10,909	$ 334
Miscellaneous income	-	-
	10,909	334

Share of income from Operating Partnerships(Note D)	913,000	-

Expenses
Professional fees	13,776	9,694
Partnership management fees (Note C)	3,533	24,313
General and administrative fees	11,769	4,327
	29,078	38,334

NET INCOME(LOSS)	$ 894,831	$ (38,000)

Net income (loss) allocated to assignees	$ 885,883	$ (37,620)

Net income (loss) allocated to general partner	$ 8,948	$ (380)

Net income (loss) per BAC	$ 1.81	$ (.08)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 6

	2007	2006

Income
Interest income	$ 30,770	$ 10,133
Miscellaneous income	(600)	8,080
	30,170	18,213

Share of income from Operating Partnerships(Note D)	-	2,840,353

Expenses
Professional fees	17,883	14,115
Partnership management fees (Note C)	32,802	(18,708)
General and administrative expenses	16,430	5,858
	67,115	1,265

NET INCOME(LOSS)	$ (36,945)	$ 2,857,301

Net income (loss) allocated to assignees	$ (36,576)	$ 2,828,728

Net income (loss) allocated to general partner	$ (369)	$ 28,573

Net income (loss) per BAC	$ (.03)	$ 2.17

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31,
(Unaudited)

	Limited Partners	General Partner	Total

Partners' capital (deficit) April 1, 2007	$(3,866,978)	$ (838,093)	$(4,705,071)

Net income (loss)	759,522	7,673	767,195

Partners' capital (deficit), December 31, 2007	$(3,107,456)	$ (830,420)	$(3,937,876)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31,

(Unaudited)

	Limited Partners	General Partner	Total
Series 1
Partners' capital (deficit) April 1, 2007	$(2,432,252)	$ (138,541)	$(2,570,793)

Net income (loss)	103,900	1,050	104,950

Partners' capital (deficit), December 31, 2007	$(2,328,352)	$ (137,491)	$(2,465,843)

Series 2
Partners' capital (deficit) April 1, 2007	$ 209,014	$ (65,020)	$ 143,994

Net income (loss)	(59,325)	(599)	(59,924)

Partners' capital (deficit), December 31, 2007	$ 149,689	$ (65,619)	$ 84,070

The accompanying notes are an integral part of these statements.

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31,

(Unaudited)

	Limited Partners	General Partner	Total
Series 3
Partners' capital (deficit) April 1, 2007	$(2,289,631)	$ (258,297)	$(2,547,928)

Net income (loss)	(55,156)	(557)	(55,713)

Partners' capital (deficit), December 31, 2007	$(2,344,787)	$ (258,854)	$(2,603,641)

Series 4
Partners' capital (deficit) April 1, 2007	$ (289,936)	$ (253,598)	$ (543,534)

Net income (loss)	(79,204)	(800)	(80,004)

Partners' capital (deficit), December 31, 2007	$ (369,140)	$ (254,398)	$ (623,538)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31,

(Unaudited)

	Limited Partners	General Partner	Total
Series 5
Partners' capital (deficit) April 1, 2007	$ (380,398)	$ (46,014)	$ (426,412)

Net income (loss)	885,883	8,948	894,831

Partners' capital (deficit), December 31, 2007	$ 505,485	$ (37,066)	$ 468,419

Series 6
Partners' capital (deficit) April 1, 2007	$ 1,316,225	$ (76,623)	$ 1,239,602

Net income (loss)	(36,576)	(369)	(36,945)

Partners' capital (deficit), December 31, 2007	$ 1,279,649	$ (76,992)	$ 1,202,657

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS
Nine Months Ended December 31,
(Unaudited)

	2007	2006
Cash flows from operating activities:

Net Income (Loss)	$ 767,195	$ 5,856,479
Adjustments to reconcile net income (loss) to net cash (used in)provided by operating activities
Share of (Income) Loss from Operating Partnerships	(1,090,062)	(6,026,790)
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	25,150	198,524
Decrease (Increase) in other assets	406,289	-
Increase (Decrease) in accounts payable affiliates	(725,178)	(4,107,858)

Net cash (used in) provided by operating activities	(616,606)	(4,079,645)

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	1,058,770	5,536,455

Net cash (used in) provided by investing activity	1,058,770	5,536,455

Cash flows from financing activity:

Distributions:	-	76,724)
Net cash (used in) provided by financing activity	-	(76,724)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	442,164	1,380,086

Cash and cash equivalents, beginning	1,764,394	591,583

Cash and cash equivalents, ending	$ 2,206,558	$ 1,971,669

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 1

	2007	2006
Cash flows from operating activities:

Net Income (Loss)	$ 104,950	$ (68,134)
Adjustments to reconcile net income (loss) to net cash (used in)provided by operating activities
Share of (Income) Loss from Operating Partnerships	(145,770)	-
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	27,650	-
Decrease (Increase) in other assets	-	-
Increase (Decrease) in accounts payable affiliates	40,667	57,641

Net cash (used in) provided by operating activities	27,497	(10,493)

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	145,770	-

Net cash (used in) provided by investing activity	145,770	-

Cash flows from financing activity:

Distributions:	-	-
Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	173,267	(10,493)

Cash and cash equivalents, beginning	31,254	52,894

Cash and cash equivalents, ending	$ 204,521	$ 42,401

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 2

	2007	2006
Cash flows from operating activities:

Net Income (Loss)	$ (59,924)	$ 779,391
Adjustments to reconcile net income (loss) to net cash (used in)provided by operating activities
Share of (Income) Loss from Operating Partnerships	-	(826,565)
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	-	174,324
Decrease (Increase) in other assets	-	-
Increase (Decrease) in accounts payable affiliates	(193,420)	(602,028)

Net cash (used in) provided by operating activities	(253,344)	(474,878)

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	-	826,565

Net cash (used in) provided by investing activity	-	826,565

Cash flows from financing activity:

Distributions:	-	-
Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(253,344)	351,687

Cash and cash equivalents, beginning	337,414	162,014

Cash and cash equivalents, ending	$ 84,070	$ 513,701

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 3

	2007	2006
Cash flows from operating activities:

Net Income (Loss)	$ (55,713)	$ 243,340
Adjustments to reconcile net income (loss) to net cash (used in)provided by operating activities
Share of (Income) Loss from Operating Partnerships	(31,292)	(319,161)
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	(2,500)	-
Decrease (Increase) in other assets	(9,791)	-
Increase (Decrease) in accounts payable affiliates	56,999	(284,368)

Net cash (used in) provided by operating activities	(42,297)	(360,189)

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	-	244,906

Net cash (used in) provided by investing activity	-	244,906

Cash flows from financing activity:

Distributions:	-	-
Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(42,297)	(115,283)

Cash and cash equivalents, beginning	169,122	223,404

Cash and cash equivalents, ending	$ 126,825	$ 108,121

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 4

	2007	2006
Cash flows from operating activities:

Net Income (Loss)	$ (80,004)	$ 2,082,581
Adjustments to reconcile net income (loss) to net cash (used in)provided by operating activities
Share of (Income) Loss from Operating Partnerships	-	(2,040,711)
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	-	20,000
Decrease (Increase) in other assets	-	-
Increase (Decrease) in accounts payable affiliates	(154,720)	(1,661,816)

Net cash (used in) provided by operating activities	(234,724)	(1,599,946)

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	-	2,040,711

Net cash (used in) provided by investing activity	-	2,040,711

Cash flows from financing activity:

Distributions:	-	-
Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(234,724)	440,765

Cash and cash equivalents, beginning	354,790	957

Cash and cash equivalents, ending	$ 120,066	$ 441,722

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 5

	2007	2006
Cash flows from operating activities:

Net Income (Loss)	$ 894,831	$ (38,000)
Adjustments to reconcile net income (loss) to net cash (used in)provided by operating activities
Share of (Income) Loss from Operating Partnerships	(913,000)	-
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
Increase (Decrease) in accounts payable affiliates	(439,048)	24,875

Net cash (used in) provided by operating activities	(457,217)	(13,125)

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	913,000	-

Net cash (used in) provided by investing activity	913,000	-

Cash flows from financing activity:

Distributions:	-	-
Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	455,783	(13,125)

Cash and cash equivalents, beginning	12,636	32,651

Cash and cash equivalents, ending	$ 468,419	$ 19,526

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 6

	2007	2006
Cash flows from operating activities:

Net Income (Loss)	$ (36,945)	$ 2,857,301
Adjustments to reconcile net income (loss) to net cash (used in)provided by operating activities
Share of (Income) Loss from Operating Partnerships	-	(2,840,353)
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	-	4,200
Decrease (Increase) in other assets	416,080	-
Increase (Decrease) in accounts payable affiliates	(35,656)	(1,642,162)

Net cash (used in) provided by operating activities	343,479	(1,621,014)

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	-	2,424,273

Net cash (used in) provided by investing activity	-	2,424,273

Cash flows from financing activity:

Distributions:	-	(76,724)
Net cash (used in) provided by financing activity	-	(76,724)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	343,479	726,535

Cash and cash equivalents, beginning	859,178	119,663

Cash and cash equivalents, ending	$ 1,202,657	$ 846,198

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

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
December 31, 2007
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of December 31, 2007 and for the nine months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Partnership in acquiring the investments in Operating Partnerships are capitalized to the investment account. The Partnership's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's Annual Report on Form 10-K.

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has entered into several transactions with various affiliates of the general partner of the Partnership, including Boston Capital Holdings LP, Boston Capital Partners, Inc. and Boston Capital Asset Management Limited Partnership.

Accounts payable - affiliates at December 31, 2007 and 2006 represents accrued general and administrative expenses, accrued partnership management fees, and advances from an affiliate of the general partner of the Partnership, which are payable to Boston Capital Holdings LP and Boston Capital Asset Management Limited Partnership.

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2007
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

An annual partnership management fee based on .375 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. Since reporting fees collected by the series were added to reserves and not paid to Boston Capital Asset Management Limited Partnership, the amounts accrued are not net of reporting fees received. The partnership management fee accrued for the quarters ended December 31, 2007 and 2006 are as follows:

	2007	2006

Series 1	$ 8,958	$ 13,073
Series 2	12,930	12,930
Series 3	18,999	21,135
Series 4	13,548	15,629
Series 5	5,815	8,292
Series 6	10,884	14,200

	$ 71,134	$ 85,259

The partnership management fees paid for the quarters ended December 31, 2007 and 2006 are as follows:
	2007	2006
Series 1	$ -	$ -
Series 2	38,739	600,000
Series 3	-	-
Series 4	50,000	-
Series 5	5,814	-
Series 6	10,884	-
	$105,437	$ 600,000

The partnership management fees paid for the nine months ended December 31, 2007 and 2006 are as follows:
	2007	2006
Series 1	$ -	$ -
Series 2	88,739	648,439
Series 3	-	355,327
Series 4	150,000	1,725,842
Series 5	455,210	-
Series 6	68,308	1,644,793
	$762,257	$4,374,401

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At December 31, 2007 and 2006, the Partnership had limited partnership interests in 43 and 48 Operating Partnerships, respectively, which own operating apartment complexes as follows:

Series	2007	2006
1	5	8
2	5	5
3	15	16
4	8	8
5	3	4
6	7	7
	43	48

Under the terms of the Partnership's investment in each Operating Partnership, the Partnership was required to make capital contributions to the Operating Partnerships. These contributions were payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. At December 31, 2007 and 2006, all capital contributions had been paid.

During the nine months ended December 31, 2007 the Partnership disposed of five of the Operating Partnerships. A summary of the dispositions by Series for December 31, 2007 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Partnership Proceeds from Disposition *	Gain/(Loss) on Disposition
Series 1	-	3	$145,770	$145,770
Series 2	-	-	-	-
Series 3	-	1	-	31,292
Series 4	-	-	-	-
Series 5	-	1	913,000	913,000
Series 6	-	-	-	-
Total	-	5	$1,058,770	$1,090,062

* Partnership proceeds from disposition does not include the following amount recorded as receivable at December 31, 2007, $31,292 for Series 3.

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
December 31, 2007
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

The Partnership's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the nine months ended September 30, 2007.

The combined unaudited summarized statements of operations of the Operating Partnerships for the nine months ended September 30, 2007 and 2006 are as follows:

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS
December 31, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months ended September 30,
(Unaudited)

	2007	2006

Revenues
Rental	$ 7,257,006	$ 9,333,946
Interest and other	322,285	394,145

	7,579,291	9,728,091

Expenses
Interest	1,165,079	1,845,253
Depreciation and amortization	2,211,552	2,396,525
Operating expenses	5,363,724	6,887,406
	8,740,355	11,129,184

NET LOSS	$(1,161,064)	$(1,401,093)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$(1,149,454)	$(1,387,083)

Net loss allocated to other Partners	$ (11,610)	$ (14,010)

* Amounts include $1,149,454 and $1,387,083 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months ended September 30,
(Unaudited)

Series 1

	2007	2006

Revenues
Rental	$ 979,660	$ 1,562,239
Interest and other	62,659	132,068

	1,042,319	1,694,307

Expenses
Interest	164,539	358,006
Depreciation and amortization	277,927	356,435
Operating expenses	706,947	1,363,247
	1,149,413	2,077,688

NET LOSS	$(107,094)	$ (383,381)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$(106,023)	$ (379,547)

Net loss allocated to other Partners	$ (1,071)	$ (3,834)

* Amounts include $106,023 and $379,547 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months ended September 30,
(Unaudited)

Series 2

	2007	2006

Revenues
Rental	$ 1,185,442	$ 1,376,091
Interest and other	61,963	57,486

	1,247,405	1,433,577

Expenses
Interest	144,341	220,059
Depreciation and amortization	271,812	269,160
Operating expenses	1,084,931	1,028,560
	1,501,084	1,517,779

NET LOSS	$ (253,679)	$ (84,202)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (251,142)	$ (83,360)

Net loss allocated to other Partners	$ (2,537)	$ (842)

* Amounts include $251,142 and $83,360 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months ended September 30,
(Unaudited)

Series 3
	2007	2006

Revenues
Rental	$ 2,393,344	$ 2,770,914
Interest and other	64,414	63,451

	2,457,758	2,834,365

Expenses
Interest	285,207	401,509
Depreciation and amortization	644,785	748,521
Operating expenses	1,862,975	1,947,180
	2,792,967	3,097,210

NET LOSS	$ (335,209)	$ (262,845)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (331,857)	$ (260,217)

Net loss allocated to other partners	$ (3,352)	$ (2,628)

* Amounts include $331,857 and $260,217 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months ended September 30,
(Unaudited)

Series 4

	2007	2006

Revenues
Rental	$ 1,351,296	$ 1,676,623
Interest and other	55,453	29,409

	1,406,749	1,706,032

Expenses
Interest	358,424	531,372
Depreciation and amortization	413,576	531,127
Operating expenses	851,657	1,117,856
	1,623,657	2,180,355

NET LOSS	$ (216,908)	$ (474,323)

Net income loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (214,739)	$ (469,580)

Net loss allocated to other Partners	$ (2,169)	$ (4,743)

* Amounts include $214,739 and $469,580 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months ended September 30,
(Unaudited)

Series 5
	2007	2006

Revenues
Rental	$ 453,486	$ 663,189
Interest and other	27,260	40,009

	480,746	703,198

Expenses
Interest	42,081	76,982
Depreciation and amortization	266,818	147,395
Operating expenses	273,386	504,368
	582,285	728,745

NET LOSS	$ (101,539)	$ (25,547)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (100,524)	$ (25,292)

Net loss allocated to other Partners	$ (1,015)	$ (255)

* Amounts include $100,524 and $25,292 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months ended September 30,
(Unaudited)

Series 6
	2007	2006

Revenues
Rental	$ 893,778	$ 1,284,890
Interest and other	50,536	71,722

	944,314	1,356,612

Expenses
Interest	170,487	257,325
Depreciation and amortization	336,634	343,887
Operating expenses	583,828	926,195
	1,090,949	1,527,407

NET LOSS	$ (146,635)	$ (170,795)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (145,169)	$ (169,087)

Net loss allocated to other Partners	$ (1,466)	$ (1,708)

* Amounts include $145,169 and $169,087 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS - CONTINUED

December 31, 2007
(Unaudited)

NOTE E - TAXABLE LOSS

The Partnership's taxable loss for the calendar year ended December 31, 2007 is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods. No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners and assignees individually.

NOTE F - PLAN OF LIQUIDATION

On April 27, 2007, BAC holders approved a Plan of Liquidation and Dissolution for the Partnership (the "Plan"). Pursuant to the Plan, the general partner may, without further action by the BAC holders, sell the remaining assets held by the Partnership. It is anticipated that sale of all the apartment complexes will be completed sometime in 2011. However, because of numerous uncertainties, the liquidation may take longer or shorter than expected, and the final liquidating distribution may occur months after all of the apartment complexes have been sold. Because the liquidation of the Partnership was not imminent, as of December 31, 2007, the financial statements are presented assuming the Partnership will continue as a going concern.

NOTE G - SUBSEQUENT EVENT

Subsequent to December 31, 2007, the Partnership has entered into agreements to either sell or transfer interests in two Operating Partnerships. The estimated sales prices and other terms for the disposition of the Operating Partnerships have been determined. Gain on sale of the Operating Partnership in the aggregate is expected to be recognized in the first quarter of 2008.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including our intentions, hopes, beliefs, expectations, strategies and predictions of our future activities, or other future events or conditions. These statements are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created by these acts. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, for example, the factors identified in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2007. Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

Liquidity

The Partnership's primary source of funds was the proceeds of its Public Offering. Other sources of liquidity include (i) interest earned on working capital reserves, and (ii) cash distributions from the Operating Partnerships in which the Partnership has invested. These sources of liquidity are available to meet the obligations of the Partnership.

The Partnership is currently accruing the annual partnership management fee. Partnership management fees accrued during the quarter ended December 31, 2007 were $71,134 and total partnership management fees accrued as of December 31, 2007 were $5,335,708. During the quarter and nine months ended December 31, 2007 $105,437 and $762,257, respectively, of accrued partnership management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Partnership receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Partnership's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Partnership. The Partnership is currently unaware of any trends, which would create insufficient liquidity to meet future third party obligations of the Partnership.

As of December 31, 2007, an affiliate of the general partner of the Partnership advanced a total of $822,365 to the Partnership to pay various operating expenses of the Partnership, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. During the quarter ended December 31, 2007 $6,182 was advanced. Below is a summary, by series, of the total advances made to date.

	Current Year	Total
Series 1	$ 7,251	$144,162
Series 2	-	-
Series 3	-	473,703
Series 4	-	204,500
	$ 7,251	$822,365

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships. During the nine months ended December 31, 2007, Series 2, Series 4, and Series 5 respectively paid $143,471, $45,364, and $2,933 to an affiliate of the general partner.

Capital Resources

The Partnership offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on August 29, 1988. The Partnership received and accepted subscriptions for $97,746,940 representing 9,800,600 BACs from investors admitted as BAC Holders in Series 1 through Series 6 of the Partnership. Offers and sales of BACs in Series 1 through Series 6 of the Partnership were completed and the last of the BACs in Series 6 were issued by the Partnership on September 29, 1989. At December 31, 2007 and 2006 the Partnership had limited partnership equity interests in 43 and 48 Operating Partnerships, respectively.

Capital Resources - Continued

As of December 31, 2007 the Partnership had $2,206,558 remaining in cash and cash equivalents. Below is a table, which provides, by series, the equity raised, number of BACs sold, final date BACs were offered, number of properties acquired, and cash and cash equivalents.

Series	Equity	BACs	Final Close Date	Number of Properties	Proceeds Remaining
1	$12,999,000	1,299,900	12/18/88	5	$ 204,521
2	8,303,000	830,300	03/30/89	5	84,070
3	28,822,000	2,882,200	03/14/89	15	126,825
4	29,788,160	2,995,300	07/07/89	8	120,066
5	4,899,000	489,900	08/22/89	3	468,419
6	12,935,780	1,303,000	09/29/89	7	1,202,657

	$97,746,940	9,800,600		43	$2,206,558

Results of Operations

At December 31, 2007 and 2006 the Partnership held limited partnership interests in 43 and 48 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which initially complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Partnership believes that there is adequate casualty insurance on the properties.

The Partnership incurs an annual partnership management fee to the general partner of the Partnership and/or its affiliates in an amount equal to 0.375% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various partnership management and reporting fees paid by the Operating Partnerships. The partnership management fees incurred and the reporting fees paid by the Operating Partnerships for the three and nine months ended December 31, 2007 are as follows:

	3 Months Management Fee Net of Reporting Fee	3 Months Reporting Fee	9 Months Management Fee Net of Reporting Fee	9 Months Reporting Fee
Series 1	(7,622)	16,580	6,641	26,775
Series 2	12,642	288	35,958	2,832
Series 3	7,090	11,909	41,839	15,160
Series 4	13,548	-	38,825	1,819
Series 5	5,654	161	3,533	15,562
Series 6	10,884	-	32,802	(150)
	$42,196	$ 28,938	$159,598	$ 61,998

The Partnership's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested. The Partnership's investments in Operating Partnerships have been made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 1

As of December 31, 2007 and 2006, the average Qualified Occupancy for the series was 100%. The series had a total of five properties at December 31, 2007, all of which were at 100% Qualified Occupancy.

For the nine month period ended December 31, 2007 and 2006, Series 1 reflects net loss from Operating Partnerships of $(107,094) and $(383,381), respectively, which includes depreciation and amortization of $277,927 and $356,435, respectively. This is an interim period estimate and it is not indicative of the final year end results.

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

Kingston Property Associates (Broadway East Townhouses) is a 122-unit property located in Kingston, New York. Effective July 2003, the operating general partner interest for Kingston Property Associates Limited Partnership was sold from TFG/New York Properties, Inc. to Kingston Winn Limited Partnership. Also, the management company changed from The Finch Group to an affiliate of the new operating general partner, Winn Residential. The lender and the new operating general partner have entered into a Forbearance Agreement, dated July 16, 2003, which prevents the lender from filing a foreclosure action or accelerating the indebtedness, provided the new operating general partner follows the terms outlined in the Agreement. To date, the new operating general partner is in compliance with the terms of the Agreement. The new operating general partner applied for an allocation of Low Income Housing Tax Credits, referred to as LIHTCs, in 2003 but did not receive an allocation. They re-applied in March 2004 and received an allocation of LIHTCs. The new operating general partner resyndicated the property on August 31, 2005 at which time the investment limited partnership received proceeds of $27,940. The proceeds received were paid to Boston Capital Asset Management Limited Partnership, or BCAMLP, for outstanding partnership management fees. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the property was recorded of $27,940 as of September 30, 2005.

Townhomes of Minnehaha, (Minnehaha Court Apartments) is a 24-unit property located in St. Paul, Minneapolis. On August 17, 2005, the Townhomes of Minnehaha sold Minnehaha Court Apartments to a non-affiliated entity for $1,360,000 and proceeds to the investment limited partnership of $109,009, which includes the return of the replacement reserve funds and liquidation of all other depository accounts. Of the total proceeds received, $39,285 and $10,044 represents a reimbursement of funds previously advanced to the Operating Partnership by an affiliate of the investment limited partnership and the investment limited partnership, respectively, $23,715 was paid to BCAMLP for outstanding reporting fees, and $26,965 is for payment of outstanding partnership management fees due to an affiliate of the investment limited partnership. The remaining proceeds of $9,000 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The amount paid represents reimbursement for expenses incurred related to the sale, which includes legal costs. Annual losses generated by the Operating Partnership were applied against the investment limited partnership's investment in the Operating Partnership and to advances made to the Operating Partnership in accordance with the equity method of accounting. Accordingly, a gain on the sale of the property was recorded of $33,759 as of September 30, 2005.

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

In March 2006, the investment general partner of Briarwood Apartments of Vero Beach Limited approved an agreement to sell the property and the transaction closed on November 6, 2007. The sales price of the property was $1,478,112, which includes the outstanding mortgage balance of approximately $1,427,048 and cash proceeds to the investment limited partner of $35,000. Of the total proceeds received, $12,580 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $7,500 will be paid to BCAMLP for expenses related to the sale, which includes legal costs. The remaining proceeds from the sale of $14,920 will be returned to cash reserves held by Series 1. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the property was recorded of $14,920 as of November 30, 2007.

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

Elk Rapids II ACLP (Elk Rapids II Apartments) is a 24 unit senior property located in Elk Rapids, Michigan. In 2006, the property had an average occupancy of 85%. As a result of declining occupancy and poor operation in 2006, the Operating Partnership was unable to pay real estate taxes and some on going operating expenses. In January 2007, Rural Development paid $5,610 of the outstanding real estate taxes in form of a loan to the Operating Partnership. After advancing these funds, it applied all subsequent debt service payments toward the real estate tax loan repayment. Through the fourth quarter 2007 average occupancy has improved to 89%, but the property was unable to breakeven due to the poor economic conditions in Michigan. In July 2007, the operating general partner sent a letter to the investment general partner citing the property's financial delinquencies and indicated that the mortgage would be accelerated by the end of the year. At that time, the operating general partner requested a workout plan, however, Rural Development denied that request. In November 2007, the operating general partner requested the investment partnership's consent to convey the property to Rural Development, to avoid mortgage acceleration and foreclosure. In December 2007, the investment general partner on behalf of the investment partnership consented to the conveyance of the property in lieu of mortgage acceleration and foreclosure. The transfer of ownership is anticipated to occur in the first quarter of 2008. Throughout 2006 and 2007 the investment general partner worked closely with the operating general partner in an effort to find a potential buyer of the property. However, due to unstable economic conditions in the Michigan area, they were unsuccessful in finding a buyer to purchase the property.

In December 2007, the investment general partner of Country Village entered into an agreement to transfer its interest to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $3,059,543 and cash proceeds to the investment limited partner of $150,000. Of the total proceeds received, $12,650 represents transfer taxes paid to the State of New York, and $4,000 represents reporting fees due to an affiliate of the investment partnership. Of the remaining proceeds, $15,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $118,350 will be returned to cash reserves held by Series 1. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $118,350 as of December 31, 2007.

Series 2

As of December 31, 2007 and 2006, the average Qualified Occupancy for the series was 100%. The series had a total of five properties at December 31, 2007, all of which were at 100% Qualified Occupancy.

For the nine month period ended December 31, 2007 and 2006, Series 2 reflects net loss from Operating Partnerships of $(253,679) and $(84,202), respectively, which includes depreciation and amortization of $271,812 and $269,160, respectively. This is an interim period estimate and it is not indicative of the final year end results.

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

In September of 2006, the operating general partner of Redondo Associates Limited withdrew from the Operating Partnership and was replaced by an entity affiliated with the investment limited partner. In October 2006, the property owned by the Operating Partnership was sold for $2,012,097, which includes the outstanding mortgage balance of approximately $1,398,585. In addition to the proceeds from the sale, Redondo II had $428,266 in other depository accounts available to distribute to the partners. After the payment of all costs related to the sale of the property, including the proceeds payable to the former operating general partner of the Operating Partnership totaling $146,377, the net proceeds paid to Series 2 was $856,915. Of the total proceeds received, $2,850 was paid to BCAMLP for the payment of accrued partnership management fees, and $27,500 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs and the costs to liquidate the Operating Partnership. The remaining proceeds of $826,565 will be returned to cash reserves held by Series 2. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid partnership management fees, and accrued but unpaid expenses of the investment limited partnership. After all outstanding obligations of the investment limited partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $826,565 as of December 31, 2006. In January and February 2007, additional sale proceeds of $7,179 were received after the liquidation of the Operating Partnership was finalized. The additional proceeds will be returned to the cash reserves held by Series 2.

In September 2007, the investment general partner of Calexico Associates approved an agreement to sell the property and the transaction is anticipated to close in August 2008. The anticipated sales price for the property is $2,051,000, which includes the outstanding mortgage balance of approximately $1,511,000, cash proceeds to the operating general partner of $270,000, and cash proceeds to the investment limited partnerships of $210,600 and $59,400 to Series 2 and the Partnership's Series 5, respectively. Of the total proceeds to be received, $2,464 and $695, respectively, represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, it is anticipated that $11,700 and $3,300 from Series 2 and Series 5, respectively, will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $196,436 and $55,405 is anticipated to be returned to cash reserves held by Series 2 and Series 5, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In September 2007, the investment general partner of Heber II Associates approved an agreement to sell the property and the transaction is anticipated to close in August 2008. The anticipated sales price for the property is $1,422,000, which includes the outstanding mortgage balance of approximately $1,062,000, cash proceeds to the operating general partner of $180,000, and cash proceeds to the investment limited partnership of $180,000. Of the total proceeds anticipated to be received, $550 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, it is anticipated that $15,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $164,450 is anticipated to be returned to cash reserves held by Series 2. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

Annadale Housing Partners (King's View Apartments) is a 222-apartment property in Fresno, CA. The property operated above breakeven in 2006 as a result of being funded primarily with soft debt. Operating expenses were slightly higher than state averages but not of serious concern. The main issue at Annadale is low occupancy. Occupancy has been an issue at Annadale for several years but saw a steady decline in 2006 to a low of 81% in December 2006. Occupancy continued to suffer in 2007 to an average of 82% in the fourth quarter. King's View Apartments is located in one of the most violent gang and high crime areas in the city of Fresno, and crime has increased substantially in the past two years. Management spends $11,500 per month on average for private security. The operating general partner estimates that in reality the site requires $30,000-$60,000 per month in private security to effectively secure the property. Management has been working closely with the police department, which has diverted resources from other areas of the city to the King's View neighborhood in the past few months. This has made a positive impact on the area but the operating general partner is doubtful that the impact will be long lasting. As a result of the substantial, visible crime in the area, management has had extreme difficulty in finding and maintaining quality tenants and numerous tenants have moved out of the area. Management continues to work with police, the City of Fresno, and the Housing Development Departments for additional support. The investment general partner will continue to monitor occupancy and management's efforts to improve operations.

Series 3.

As of December 31, 2007 and 2006, the average Qualified Occupancy for the series was 100%. The series had a total of fifteen properties at December 31, 2007, all of which were at 100% Qualified Occupancy.

For the nine month period ended December, 2007 and 2006, Series 3 reflects net loss from Operating Partnerships of $(335,209) and $(262,845), respectively, which includes depreciation and amortization of $644,785 and $748,521, respectively. This is an interim period estimate and it is not indicative of the final year end results.

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

In December 2007, the investment general partner Series 3 entered into an agreement to transfer its interest in Southport, Limited Phase II to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,191,042 and cash proceeds to the investment limited partner of $52,583. Of the total proceeds to be received, $9,791 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds $11,500 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs and $4,000 to a third party entity for an appraisal fee. The remaining proceeds of $31,292 will be returned to cash reserves held by Series 3. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $31,292 as of December 31, 2007. The transfer of the Operating Partnership has been recognized as of December 31, 2007, and the proceeds will be received in the first quarter of 2008.

Vassar LDHA LP (Manor Ridge Apartments) is a 32-unit senior property located in Vassar, MI. The property operated below breakeven in 2006 and continues to operate below breakeven through the fourth quarter of 2007 due to declining occupancy and poor on-site management. The property has experienced high on-site management turnover since December 2006. In September 2007, a new site manager was hired. Since taking over, she has focused on improving resident relations and increasing outreach to the community. The new manager has over five years of commercial management experience and has undergone Rural Development's tax credit training program. She has contacted each resident on a one-on-one basis, and Manor Ridge has joined the Chamber of Commerce to boost resident involvement and awareness. However, increasing physical occupancy is still a struggle for the property because of the area's lack of qualified potential residents. As a result, physical occupancy through the fourth quarter of 2007 averaged 77%. The property expects occupancy to reach 90% by the fourth quarter of 2008. Management is working to allocate any available rental assistance and Section 8 tenants to the property. They are in continuous contact with numerous agencies that offer rental assistance in hopes of obtaining qualified residents. In addition, rental concessions are being offered in the form of a free month's rent and reduced security deposits. Also, to boost the curb appeal of the property, some exterior improvements are being completed. As of December 31, 2007, the tax and insurance escrow account was under-funded and the 2007 real estate taxes are delinquent. Management will submit a workout plan to Rural Development in January 2008. The operating general partner's operating deficit guarantee is unlimited in time and amount. The partnership's mortgage payments are current. On December 31, 2003, the 15-year low income housing tax credit compliance period expired. On April 28, 2007, the investment general partner received investor consent to liquidate the assets of BCTC Fund LP which includes Series 3. The investment general partner is actively pursuing the disposition of all properties or operating interest held by the investment partnership.

Series 4

As of December 31, 2007 and 2006, the average Qualified Occupancy for the series was 100%. The series had a total of eight properties at December 31, 2007, all of which were at 100% Qualified Occupancy.

For the nine month period ended December 31, 2007 and 2006, Series 4 reflects net loss from Operating Partnerships of $(216,908) and $(474,323), respectively, which includes depreciation and amortization of $413,576 and $531,127, respectively. This is an interim period estimate and it is not indicative of the final year end results.

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

In April 2006, Series 4 and the Partnership's Series 6 sold the investment limited partner interest in Auburn Trace, Limited to the operating general partner for his assumption of the outstanding mortgage balance of $10,693,881 and proceeds to Series 4 and Series 6 of $2,016,700 and $1,333,300, respectively. Of the proceeds received, $82,500 represent reporting fees due to an affiliate of the investment limited partnership and $109,500 was paid to an affiliate of the investment limited partnership, BCAMLP, for expenses related to the sale, which include third party brokerage commission and legal costs. The remaining proceeds of $1,901,116 (Series 4) and $1,256,884 (Series 6) will be deposited into their respective reserve accounts. The monies held in reserve will be utilized to pay current operating expenses, accrued but unpaid partnership management fees, and accrued but unpaid expenses of Series 4 and 6, respectively. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership's investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the investment limited partner interest of $1,901,116 and $1,256,884 for Series 4 and Series 6, respectively, was realized in the quarter ended June 30, 2006.

In October 2004, while attempting to capitalize on the strong California real estate market, the operating general partner of Rosenberg Building Associates (Rosenberg Apartments) entered into an agreement to sell the property and the transaction closed in the first quarter of 2005. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. After repayment of the outstanding mortgage balance of approximately $1,699,801, and payments of outstanding fees due to the managing and operating general partners of $61,748 and $173,500, respectively, proceeds to the investment limited partners were $1,508,640. Of the investment limited partner proceeds received: $120,086 represents re-payment of outstanding loans made to the Operating Partnership; and $76,251 represents payment of outstanding investor service fees. The remaining proceeds of $1,312,303 were paid to the investment limited partnerships, Series 4, Series 6, Boston Capital Tax Credit Fund Series 7 and Boston Capital Tax Credit Fund Series 14, in accordance with their contributions to the Operating Partnership and the terms of the Operating Partnership agreement. The amount paid to each Series is as follows: Series 4 $138,130, Series 6 $91,034, Series 7 $318,139 and Series 14 $765,000. Series 4, Series 6, Series 7 and Series 14 will use $43,705, $28,804, $100,661 and $233,948, respectively, of their proceeds to pay outstanding asset management fees due to an affiliate of the investment partnership. In August 2005 additional sale proceeds of $59,929 were received and were allocated to Series 4, Series 6, and Series 7 as follows: $15,125 to Series 4, $9,968 to Series 6, and $34,836 to Series 7. Of the initial and additional sales proceeds, it is estimated that approximately $109,550, $66,725, $233,186 and $490,795, for Series 4, Series 6, Series 7, and Series 14, respectively, will be distributed to the investors, or used to pay non-resident tax withholdings requirements of the State of California. Provided that this is the actual amount distributed, the investor per BAC distribution will be $.037, $.051, $.225, and $.090, for Series 4, Series 6, Series 7, and Series 14, respectively. The remaining amount of $64,888 will be retained by the investment limited partner to improve their reserve balances, This amount is allocated to Series 6, Series 7, and Series 14 as follows: $5,473 to Series 6, $19,127 to Series 7, and $40,288 to Series 14. A gain/(loss) on the sale of the investment limited partner interest of ($645,692), ($348,936), $318,139, and $288,349, for Series 4, Series 6, Series 7, and Series 14, respectively, was realized in the quarter ended March 31, 2005. An additional gain on the sale of the investment limited partner interest of $15,125, $9,968, and $34,836, for Series 4, Series 6, and Series 7, respectively, was realized in the quarter ended September 30, 2005. The gain/(loss) recorded represented the proceeds received by the investment limited partnership, net of their remaining investment balance and their share of the overhead and expense reimbursement.

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

Clearview Apartments, LP, (Clear View Apartments) is a 24-unit property located in Monte Vista, Colorado. In 2006, physical occupancy fluctuated from 78% to 83% with average occupancy for the year of 80%. Through the fourth quarter 2007 average physical occupancy was 79%. Despite low occupancy, the property was still able to operate above breakeven due to low operating expenses. The property suffers from the lack of a qualified applicant pool and insufficient rental assistance. Most potential residents who are willing to move to the property require rental assistance. However, rental assistance is very limited. The operating general partner continuously tries to obtain additional rental assistance from Rural Development, but to date the attempts have been unsuccessful. Additionally, as part of marketing efforts, on-site management maintains close contact with the local housing authority. The property is also being advertised in local newspapers and flyers are being distributed in local diners and community centers. On December 31, 2004, the 15-year low income housing tax credit compliance period expired. On April 28, 2007, the investment general partner received investor consent to liquidate the assets of BCTC Fund LP which includes Series 4. The investment general partner is actively pursuing the disposition of all properties or operating interest held by the investment partnership.

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

Shockoe Hill Associates II, LP, (Shockoe Hill II) is a 64-apartment historical-rehab property for seniors located in Richmond, VA. The property consists of one building. The 15-year tax credit compliance period ended in 2004. Late in 2004, the operating general partner notified the investment general partner that six low income housing tax credit apartments were taken off-line due to structural damage caused by termite activity. At the time, occupancy was already low due to ongoing physical issues at the property. After funding over $100,000 to structurally stabilize a portion of the building, the operating general partner lacked the funds to continue to address these issues. As a result, the operating general partner began to explore the Department of Housing and Urban Development, referred to as HUD, mark to market program in an attempt to obtain debt relief. The current amount of the mortgage outstanding is over $1.7 million. An appraisal conducted in October 2005 estimated the value of Shockoe Hill II to be between $1.14 and $1.22 million as improved. In the initial stages of the analysis, the operating general partner determined that there was $1,013,313 in required physical repairs including a $1,000,000 sum for termite damage. A rental comparability analysis was conducted in April 2005 which determined that market rent for the Richmond area is $350 a month. This is less than the current $468 a month rent at Shockoe Hill, making them eligible for a mark to market. The operating general partner submitted its findings to HUD in December 2005 and they were eligible for the program. However, the operating general partner then determined this strategy would not provide sufficient funds to complete the repairs, so they are not pursing the mark to market option. The operating general partner also explored re-syndication to generate funding for repairs. Because of the status of the property as a Section 8 moderate rehab, HUD regulations require forfeiture of the Housing Assistance Payment contract in the event of re-syndication. The operating general partner explained that the property could not be supported without this subsidy, so re-syndication will not be pursued. The operating general partner also explored selling its interests to a non-profit. The operating general partner hoped to find a non-profit with a good relationship with the Virginia Housing Development Authority that may be able to negotiate a new Housing Assistance Payment contract. The operating general partner was unable to locate a non-profit that would be willing to purchase their partnership interest. As a final assessment of potential value or alternate use for the property, the investment general partner sent a consultant to Richmond in April 2006 to conduct an analysis of Shockoe Hill II. It was determined that there was little value in Shockoe Hill II beyond the mortgage balance. As a result of the large debt and the operating general partner funding to date, the consultant recommended that the investment general partner transfer its interest in the property to the operating general partner at no cost. The operating general partner agreed to take over full ownership of Shockoe Hill II. The documents to transfer 100% of the ownership to the operating general partner, for a nominal amount, have been prepared and the Partnership is awaiting approval of HUD to finalize the transfer of the investment general partner interest.

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

Series 5

As of December 31, 2007 and 2006, the average Qualified Occupancy for the series was 100%. The series had a total of three properties at December 31, 2007, all of which were at 100% Qualified Occupancy.

For the nine month period ended December 31, 2007 and 2006, Series 5 reflects net loss from Operating Partnerships of $(101,539) and $(25,547), respectively, which includes depreciation and amortization of $266,818 and $147,395, respectively. This is an interim period estimate and it is not indicative of the final year end results.

In April of 2007, the investment general partner of Series 5 transferred the investment limited partnership's interest in TKO Investment V LP to an entity affiliated with the operating general partner for the assumption of the outstanding mortgage balance of approximately $345,000 and cash proceeds to the investment limited partnership of $950,000. Of the total proceeds received $15,000 represent reporting fees due to an affiliate of the investment limited partnership and the balance represent proceeds from the transfer. Of the remaining proceeds $15,000 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs and $7,000 was paid to a third party entity for an appraisal fee. The remaining proceeds of $913,000 was returned to cash reserves held by Series 5. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid partnership management fees, and accrued but unpaid expenses of the investment limited partnership. After all outstanding obligations of the investment limited partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $913,000 as of June 30, 2007.

In September 2007, the investment general partner of Calexico Associates approved an agreement to sell the property and the transaction is anticipated to close in August 2008. The anticipated sales price for the property is $2,051,000, which includes the outstanding mortgage balance of approximately $1,511,000 and cash proceeds to the investment limited partnerships of $210,600 and $59,400 to the Partnership's Series 2 and Series 5, respectively. Of the total proceeds to be received, $2,464 and $695, respectively, represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, it is anticipated that $11,700 and $3,300, respectively, will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $196,436 and $55,405 is anticipated to be returned to cash reserves held by Series 2 and Series 5, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

Annadale Housing Partners (King's View Apartments) is a 222-apartment property in Fresno, CA. The property operated above breakeven in 2006 as a result of being funded primarily with soft debt. Operating expenses were slightly higher than state averages but not of serious concern. The main issue at Annadale is low occupancy. Occupancy has been an issue at Annadale for several years but saw a steady decline in 2006 to a low of 81% in December 2006. Occupancy continued to suffer in 2007 to an average of 82% in the fourth quarter. King's View Apartments is located in one of the most violent gang and high crime areas in the city of Fresno, and crime has increased substantially in the past two years. Management spends $11,500 per month on average for private security. The operating general partner estimates that in reality the site requires $30,000-$60,000 per month in private security to effectively secure the property. Management has been working closely with the police department, which has diverted resources from other areas of the city to the King's View neighborhood in the past few months. This has made a positive impact on the area but the operating general partner is doubtful that the impact will be long lasting. As a result of the substantial, visible crime in the area, management has had extreme difficulty in finding and maintaining quality tenants and numerous tenants have moved out of the area. Management continues to work with police, the City of Fresno, and the Housing Development Departments for additional support. The investment general partner will continue to monitor occupancy and management's efforts to improve operations.

Series 6

As of December 31, 2007 and 2006, the average Qualified Occupancy for the series was 100%. The series had a total of seven properties at December 31, 2007, all of which were at 100% Qualified Occupancy.

For the nine month period ended December 31, 2007 and 2006, Series 6 reflects net loss from Operating Partnerships of $(146,635) and $(170,795), respectively, which includes depreciation and amortization of $336,634 and $343,887, respectively. This is an interim period estimate and it is not indicative of the final year end results.

In April 2006, the Partnership's Series 4 and Series 6 sold the investment limited partner interest in Auburn Trace, Limited to the operating general partner for his assumption of the outstanding mortgage balance of $10,693,881 and proceeds to Series 4 and Series 6 of $2,016,700 and $1,333,300, respectively. Of the proceeds received, $82,500 represent reporting fees due to an affiliate of the investment limited partnership and $109,500 was paid to an affiliate of the investment limited partnership, BCAMLP, for expenses related to the sale, which include third party brokerage commission and legal costs. The remaining proceeds of $1,901,116 (Series 4) and $1,256,884 (Series 6) will be deposited into their reserve accounts, respectively. The monies held in reserve will be utilized to pay current operating expenses, accrued but unpaid partnership management fees, and accrued but unpaid expenses of Series 4 and 6, respectively. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnerships' investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnerships' investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the investment limited partner interest of $1,901,116 and $1,256,884 for Series 4 and Series 6, respectively, was realized in the quarter ended June 30, 2006.

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

In October 2004, while attempting to capitalize on the strong California real estate market, the operating general partner of Rosenberg Building Associates (Rosenberg Apartments) entered into an agreement to sell the property and the transaction closed in the first quarter of 2005. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. After repayment of the outstanding mortgage balance of approximately $1,699,801, and payments of outstanding fees due to the managing and operating general partners of $61,748 and $173,500, respectively, proceeds to the investment limited partners were $1,508,640. Of the investment limited partner proceeds received: $120,086 represents re-payment of outstanding loans made to the Operating Partnership; and $76,251 represents payment of outstanding investor service fees. The remaining proceeds of $1,312,303 were paid to the investment limited partnerships, Series 4, Series 6, Boston Capital Tax Credit Fund Series 7 and Boston Capital Tax Credit Fund Series 14, in accordance with their contributions to the Operating Partnership and the terms of the Operating Partnership agreement. The amount paid to each Series is as follows: Series 4 $138,130, Series 6 $91,034, Series 7 $318,139 and Series 14 $765,000. Series 4, Series 6, Series 7 and Series 14 will use $43,705, $28,804, $100,661 and $233,948, respectively, of their proceeds to pay outstanding asset management fees due to an affiliate of the investment partnership. In August 2005 additional sale proceeds of $59,929 were received and were allocated to Series 4, Series 6, and Series 7 as follows: $15,125 to Series 4, $9,968 to Series 6, and $34,836 to Series 7. Of the initial and additional sales proceeds, it is estimated that approximately $109,550, $66,725, $233,186 and $490,795, for Series 4, Series 6, Series 7, and Series 14, respectively, will be distributed to the investors, or used to pay non-resident tax withholdings requirements of the State of California. Provided that this is the actual amount distributed, the investor per BAC distribution will be $.037, $.051, $.225, and $.090, for Series 4, Series 6, Series 7, and Series 14, respectively. The remaining amount of $64,888 will be retained by the investment limited partner to improve their reserve balances, This amount is allocated to Series 6, Series 7, and Series 14 as follows: $5,473 to Series 6, $19,127 to Series 7, and $40,288 to Series 14. A gain/(loss) on the sale of the investment limited partner interest of ($645,692), ($348,936), $318,139, and $288,349, for Series 4, Series 6, Series 7, and Series 14, respectively, was realized in the quarter ended March 31, 2005. An additional gain on the sale of the investment limited partner interest of $15,125, $9,968, and $34,836, for Series 4, Series 6, and Series 7, respectively, was realized in the quarter ended September 30, 2005. The gain/(loss) recorded represented the proceeds received by the investment limited partnership, net of their remaining investment balance and their share of the overhead and expense reimbursement.

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

Principal Accounting Policies and Estimates - Continued

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 157, "Fair Value Measurements," (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions, which for the Partnership is April 1, 2008. In December 2007, the FASB delayed the implementation of SFAS 157 as it pertains to non-financial assets and liabilities until November 15, 2008, which for the Partnership is April 1, 2009. The Partnership is currently evaluating the potential impact of the adoption of SFAS 157 on its financial statements.

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

There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended December 31, 2007 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our Form 10-K for the fiscal year ended March 31, 2007.

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

Boston Capital Tax Credit Fund Limited Partnership

	By:	Boston Capital Associates Limited Partnership, General Partner

	By:	BCA Associates Limited Partnership, General Partner

	By:	C&M Management, Inc., General Partner

Date: February 14, 2008	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of
1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

February 14, 2008	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), C&M Management Inc.; Director, President (Principal Executive Officer) BCTC Assignor Corp.

DATE:	SIGNATURE:	TITLE:

February 14, 2008	/s/ Marc N. Teal Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer), C&M Management Inc; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC Assignor Corp.