Form 10-K
period 2008-03-31
BOSTON CAPITAL TAX CREDIT FUND LTD PARTNERSHIP
filed 2008-07-14
CIK 835095

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the fiscal year ended March 31, 2008

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
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

Title of each class - Name of each exchange on which registered

None

Securities registered pursuant to Section 12(g) of the Act:

Title of class

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☒

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
FOR THE YEAR ENDED MARCH 31, 2008

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

At March 31, 2008, the Partnership had limited partnership equity interests in forty-three operating partnerships which own operating apartment complexes as follows: five in Series 1; five in Series 2; fifteen in Series 3; eight in Series 4; three in Series 5; and seven in Series 6.  A description of these Operating Partnerships is set forth in Item 2 herein.

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

Plan of Liquidation

On March 13, 2007, our General Partner recommended that the BAC holders approve a plan of liquidation and dissolution for the Partnership, or the “Plan.”  The Plan was approved by the BAC holders on April 27, 2007, and was adopted by the General Partner on April 30, 2007.   Pursuant to the Plan, the General Partner may, without further action by the BAC holders:

•      liquidate the assets and wind up the business of the Partnership;

•      make liquidating distributions in cancellation of the BACs;

•      dissolve the Partnership after the sale of all of the Partnership’s assets; and

•      take, or cause the Partnership to take, such other acts and deeds and shall do, or cause the Partnership to do, such other things, as are necessary or appropriate in connection with the dissolution, winding up and liquidation of the Partnership, the termination of the responsibilities and liabilities of the Partnership under applicable law, and the termination of the existence of the Partnership.

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

•      difficulties in obtaining rent increases;

•      limitations on cash distributions;

•      limitations on sales or refinancing of Operating Partnerships;

•      limitations on transfers of interests in Operating Partnerships;

•      limitations on removal of general partners;

•      limitations on subsidy programs; and

•      possible changes in applicable regulations.

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

Upon the sale or other taxable disposition of BACs, and upon the completion of the liquidation of a series, investors will realize taxable income to the extent that their allocable share of the non-recourse mortgage indebtedness on the apartment complexes, together with the money they receive from the sale of the certificates or liquidating distributions, is greater than the tax basis of their certificates. This realized taxable income is reduced to the extent that investors have suspended passive losses or credits. It is possible that the sale of certificates or liquidation may not generate enough cash to pay the tax obligations arising from the sale or liquidation.

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

The sale or refinancing of the apartment complexes is dependent upon the following material factors:

•    The necessity of obtaining the consent of the operating general partners;

•    The necessity of obtaining the approval of any governmental agency(ies) providing government assistance to the apartment complex; and

•    The uncertainty of the market.

Any sale may occur well after the fifteen-year federal housing tax credit compliance period.

We have insufficient sources of cash to pay our existing liabilities.

We currently do not have sufficient cash resources to satisfy our financial liabilities.  Furthermore, we do not anticipate that we will have sufficient available cash to pay our future financial liabilities.  Substantially all of our existing liabilities are payable to our general partner and its affiliates.  Though the amounts payable to the general partner and its affiliates are contractually currently payable, we do not believe that the general partner or its affiliates will demand immediate payment of these contractual obligations in the near term; however, there can be no assurance that this will be the case.  We would be materially adversely affected if the general partner or its affiliates demanded payment in the near term of our existing contractual liabilities or suspended the provision of services to us because of our inability to satisfy these obligations.   All monies currently deposited, or that will be deposited in the future, into the Partnership’s working capital reserves are intended to be utilized to pay our existing and future liabilities.

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
Not applicable.

Item 2.            Properties

The Partnership has acquired a limited partnership interest in each of the forty-three Operating Partnerships identified in the following tables.  In each instance the apartment complexes owned by the applicable Operating Partnerships are eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a designated percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as “Qualified Occupancy”.  Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus, as supplemented, or applicable Report on Form 8-K.  The general partner believes that there is adequate casualty insurance on the properties.

Please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed discussion of operational difficulties experienced by certain of the Operating Partnerships.

Boston Capital Tax Credit Fund Limited Partnership - Series 1

PROPERTY PROFILES AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance As Of 12/31/07	Construction Completion	Qualified Occupancy 3/31/08	Capital Contributed

Country Knoll	Coldwater, MI	32	$907,485	07/89	100%	$202,610

Elk Rapids II Apartments	Elk Rapids, MI	24	717,517	02/89	100%	161,078

Green Acres Apartments	Yulee, FL	47	1,426,623	08/89	100%	394,500

Westchase Apartments	Three Rivers, MI	32	933,876	07/89	100%	202,610

Wood Creek Manor	Saulte St. Marie, MI	32	934,578	07/89	100%	213,390

Boston Capital Tax Credit Fund Limited Partnership - Series 2

PROPERTY PROFILES AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance As Of 12/31/07	Construction Completion	Qualified Occupancy 3/31/08	Capital Contributed

Annadale Apartments	Fresno, CA	222	$13,229,483	06/90	100%	$1,736,542

Calexico Village Apts.	Calexico, CA	36	1,511,045	04/90	100%	464,896

Heber II Village Apts.	Heber, CA	24	1,058,671	04/89	100%	345,000

Redwood Creek Apts.	McKinleyville, CA	48	1,709,571	12/89	100%	688,572

Thunderbird Apartments	Mecca, CA	54	2,518,934	07/90	100%	1,012,157

Boston Capital Tax Credit Fund Limited Partnership - Series 3

PROPERTY PROFILES AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance As Of 12/31/07	Construction Completion	Qualified Occupancy 3/31/08	Capital Contributed

Belfast Birches	Belfast, ME	24	$1,048,611	05/89	100%	$245,000

Crane Street Court	Littleton, NH	33	1,422,983	12/88	100%	293,000

Cruz Bay Apartments	St. John, USVI	20	1,441,873	02/89	100%	285,820

Gilmore Court	Jaffrey, NH	28	1,340,761	06/89	100%	288,660

Greenwood Apartments	Owosso, MI	48	1,383,124	08/89	100%	312,090

Jackson Apartments	Jackson, WY	28	1,149,132	07/89	100%	225,000

Lake North Apartments	Lady Lake, FL	36	1,010,527	01/89	100%	220,780

Lakewood Terr Apartments	Lakeland, FL	132	2,974,769	08/89	100%	572,400

Maplewood Apartments	Cloquet, MN	24	730,401	04/89	100%	150,800

Mound Plaza Apartments	Moundville, AL	24	602,546	09/89	100%	129,465

Oak Crest Manor II	Brainerd, MN	30	877,504	05/89	100%	168,130

Ripon Apartments	Ripon, WI	24	816,890	07/89	100%	176,260

Boston Capital Tax Credit Fund Limited Partnership - Series 3

PROPERTY PROFILES AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance As Of 12/31/07	Construction Completion	Qualified Occupancy 3/31/08	Capital Contributed

Sun Village Apartments	Groveland, FL	34	$1,003,490	05/88	100%	$211,880

Trinidad Apartments	Trinidad, CO	24	889,727	06/89	100%	202,000

Vassar Apartments	Vassar, MI	32	886,058	11/89	100%	189,596

Boston Capital Tax Credit Fund Limited Partnership - Series 4

PROPERTY PROFILES AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance As Of 12/31/07	Construction Completion	Qualified Occupancy 3/31/08	Capital Contributed

Ault Apartments	Ault, CO	16	$463,635	07/89	100%	$92,232

Berkshire Apartments	Wichita, KS	90	1,502,166	09/89	100%	1,829,104

Burlwood Apartments	Cripple Creek, CO	10	341,456	08/89	100%	45,600

Cambria Commons	Cambria, NY	24	1,034,192	07/89	100%	367,600

Clearview Apartments	Monte Vista, CO	24	728,197	11/89	100%	166,400

Meadowcrest Apartments	Southfield, MI	83	2,655,842	10/90	100%	1,055,404

Milliken Apartments	Milliken, CO	28	828,250	08/89	100%	135,000

Shockoe Hill Apartments II	Richmond, VA	64	1,691,407	09/89	100%	1,110,590

Boston Capital Tax Credit Fund Limited Partnership - Series 5

PROPERTY PROFILES AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance As Of 12/31/07	Construction Completion	Qualified Occupancy 3/31/08	Capital Contributed

Annadale Apartments	Fresno, CA	222	$13,229,483	06/90	100%	$1,161,810

Calexico Village Apartments	Calexico, CA	36	1,511,045	04/90	100%	128,174

Point Arena Village	Point Arena, CA	25	1,160,129	02/90	100%	444,830

Boston Capital Tax Credit Fund Limited Partnership - Series 6

PROPERTY PROFILES AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance As Of 12/31/07	Construction Completion	Qualified Occupancy 3/31/08	Capital Contributed

Briarwood Estates	Cameron, MO	24	$547,559	09/88	100%	$137,367

Hacienda Villa Apartments	Firebaugh, CA	120	3,294,437	01/90	100%	1,460,316

Kearney Properties II	Kearney, MO	16	348,368	03/88	100%	99,334

Los Pueblos Apartments	Socorro, NM	32	1,200,586	05/88	100%	414,851

Pleasant Hill	Pleasant Hill, MO	24	541,802	12/88	100%	141,624

Tall Pines Apartments	Charlestown, NH	32	1,381,585	11/89	100%	302,491

Woodcliff Apartments	Ishpeming, MI	24	730,225	11/89	100%	192,996

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

The record date for voting was February 28, 2007, and the final voting deadline was April 27, 2007.  In this solicitation, holders of different series of BACs voted together as a single class.  The General Partner received consent from a majority-in-interest of the BAC holders for the liquidation of the Partnership.  The following is a tabulation of votes received by the voting deadline:

Description of	For		Against		Abstain
Proposal	BACs	Percent	BACs	Percent	BACs	Percent
Liquidation of the Partnership	5,271,472	53.79%	233,600	2.38%	82,601	0.84%
Extension of Solicitation	4,732,402	48.29%	625,317	6.38%	229,954	2.35%

PART II

Item 5.	Market for the Partnership’s Limited Partnership Interests, Related Partnership Matters, and Issuer Parchases of Partnership Interests

(a)           Market Information

The Partnership is classified as a limited partnership and does not have common stock.  There is no established public trading market for the BACs and it is not anticipated that any public market will develop.

(b)           Approximate number of security holders.

As of March 31, 2008, the Partnership has 6,561 registered BAC Holders for an aggregate of 9,800,600 BACs which were offered a subscription price of $10 per BAC.

The BACs were issued in series.  Series 1 had 902 investors holding 1,299,900 BACs; Series 2 had 647 investors holding 830,300 BACs; Series 3 had 2,031 investors holding 2,882,200 BACs; Series 4 had 1,841 investors holding 2,995,300 BACs; Series 5 had 361 investors holding 489,900 BACs; and Series 6 had 779 investors holding 1,303,000 BACs.

(c)           Dividend history and restriction.

The Partnership has made no distributions of net cash flow to its BAC holders from its inception, June 1, 1988, through March 31, 2008. The Partnership made a return of equity distribution to the BAC holders in the amount of $350,003 during the year ended March 31, 1992.  The distribution was the result of certain Operating Partnerships not achieving their projected tax credits.

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

Not applicable.

Item 7.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including our intentions, hopes, beliefs, expectations, strategies and predictions of our future activities, or other future events or conditions. These statements are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created by these acts. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, for example, the factors identified in Part I, Item 1A of this Report. Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

Liquidity

The Partnership’s primary source of funds was the proceeds each Offering.  Other sources of liquidity include (i) interest earned on capital contributions held pending investment or held for working capital reserves and (ii) cash distributions from operations of the Operating Partnerships in which the Partnership has invested.  These sources of liquidity are available to meet the obligations of the Partnership.  The Partnership is currently accruing the annual partnership management fees, which allows each series the ability to pay non-affiliated third party obligations.  During the fiscal year ended March 31, 2008 the Partnership accrued $288,536 in annual partnership management fees.  During the fiscal year ended March 31, 2008 the Partnership paid $956,885 in partnership management fees.  As of March 31, 2008, total partnership management fees accrued were $5,208,020.  Pursuant to the Partnership Agreement, these liabilities will be deferred until the Partnership receives sales or refinancing proceeds from Operating Partnerships which will be used to satisfy these liabilities.

An affiliate of the general partner has advanced $822,365 to the Partnership to pay various third party operating expenses and to make advances and/or loans to Operating Partnerships.  The amounts advanced to three of the six series are as follows: $144,161 to Series 1; $473,703 to Series 3; and $204,501 to Series 4.  These and any additional advances will be paid, without interest, from available cash flow, reporting fees, or the proceeds of sales or refinancing of the Partnership’s interests in Operating Partnerships.  The Partnership anticipates that as the Operating Partnerships continue to mature, more cash flow and reporting fees will be generated.  Cash flow and reporting fees will be added to the Partnership’s working capital and will be available to meet future third party obligations of the Partnership.  The Partnership is currently pursuing, and will continue to pursue, available cash flow and reporting fees.

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

The net proceeds from the offer and sale of BACs in Series 1 have been used to invest in a total of 20 Operating Partnerships in an aggregate amount of $9,407,952, and the Partnership has completed payment of all installments of its capital contributions.  As of March 31, 2008, fifteen of the properties had been disposed of and five remained.  Series 1 had $73,958 in working capital at March 31, 2008.  Dispositions that occurred in the current fiscal year are disclosed in the Series Results of Operations.

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

The net proceeds of the offer and sale of BACs in Series 2 have been used to invest in a total of 8 Operating Partnerships in an aggregate amount of $6,498,176, and the Partnership has completed payment of all installments of its capital contributions.  As of March 31, 2008, three of the properties had been disposed of and five remained.  Series 2 had $68,416 in working capital at March 31, 2008. Dispositions that occurred in the current fiscal year are disclosed in the Series Results of Operations.

(Series 3).  The Partnership received and accepted subscriptions for $28,822,000, representing 2,882,200 BACs from investors admitted as BAC holders in Series 3.  Offers and sales of BACs in Series 3 were completed and the last of the BACs in Series 3 were issued by the Partnership on March 14, 1989.

The net proceeds of the offer and sale of BACs in Series 3 have been used to invest in a total of 33 Operating Partnerships in an aggregate amount of $21,738,797, and the Partnership has completed payment of all installments of its capital contributions.  As of March 31, 2008, eighteen of the properties had been disposed of and fifteen remained.  Series 3 had $99,323 in working capital at March 31, 2008. Dispositions that occurred in the current fiscal year are disclosed in the Series Results of Operations.

(Series 4).  The Partnership commenced offering BACs in Series 4 on March 27, 1989.  The Partnership received and accepted subscriptions for 29,788,160, representing 2,995,300 BACs from investors admitted as BAC holders in Series 4.  Offers and sales of BACs in Series 4 were completed and the last of the BACs in Series 4 were issued by the Partnership on July 7, 1989.

The net proceeds from the offer and sale of BACs in Series 4 have been used to invest in a total of 25 Operating Partnerships in an aggregate amount of $22,934,082, and the Partnership has completed payment of all installments of its capital contributions. As of March 31, 2008, seventeen of the properties had been disposed of and eight remained.   Series 4 had $118,328 in working capital at March 31, 2008. Dispositions that occurred in the current fiscal year are disclosed in the Series Results of Operations.

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

The net proceeds of the offer and sale of BACs in Series 5 have been used to invest in a total of 5 Operating Partnerships in an aggregate amount of $3,431,044, and the Partnership has completed payment of all installments of its capital contributions. As of March 31, 2008, two of the properties had been disposed of and three remained.  Series 5 had $462,710 in working capital at March 31, 2008.  Dispositions that occurred in the current fiscal year are disclosed in the Series Results of Operations.

(Series 6).  The Partnership commenced offering BACs in Series 6 on July 18, 1989.  The Partnership received and accepted subscriptions for $12,935,780, representing 1,303,000 BACs from investors admitted as BAC holders in Series 6.  Offers and sales of BACs in Series 6 were completed and the last of the BACs in Series 6 were issued by the Partnership on September 29, 1989.

The net proceeds from the offer and sale of BACs in Series 6 have been used to invest in a total of 15 Operating Partnerships in an aggregate amount of $10,652,631, and the Partnership has completed payment of all installments of its capital contributions. As of March 31, 2008, eight of the properties had been disposed of and seven remained.  Series 6 had $1,196,807 in working capital at March 31, 2008. Dispositions that occurred in the current fiscal year are disclosed in the Series Results of Operations.

Results of Operations

The Partnership incurs an annual partnership management fee payable to the general partner and/or its affiliates in an amount equal to 0.375% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various partnership management and reporting fees paid or payable by the Operating Partnerships.  The annual partnership management fee incurred net of reporting fees for the fiscal years ended March 31, 2008 and 2007 was $221,420 and $151,947, respectively.  The amount is anticipated to be lower for subsequent fiscal years as more of the Operating Partnerships begin to pay accrued and annual partnership management and reporting fees.  During the fiscal years ended March 31, 2008 and 2007, the Partnership received $67,116 and $217,458, respectively, in reporting fees from the Operating Partnerships

The Partnership’s investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested.  The Partnership’s investments in Operating Partnerships have been made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

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

(Series 1).  As of March 31, 2008 and 2007, the Qualified Occupancy for the Series was 100%.  The Series had a total of 5 properties at March 31, 2008, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2007 and 2006, the Series, in total, generated $294,933 and $669,411, respectively, in passive income tax losses which were passed through to the investors.  As of December 31, 2001 all of the Operating Partnerships in Series 1 had completed their respective credit periods and it is not expected that any additional tax credits will be generated.

For the years ended March 31, 2008 and 2007, the net income (loss) for series 1 was $95,797, and $(96,203), respectively.  The major components of these amounts are the Partnership’s share of income (losses) from Operating Partnership and the fund management fee. The variances in net income (losses) is due to the income (losses) recorded from the dispositions of Operating Partnerships in the current year.

In July 2007, the investment general partner transferred their investment limited partnership’s interest in Apple Hill Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,439,775 and cash proceeds to the investment limited partnership of $20,000.  Of the total proceeds, $7,500 was paid to BCAMLP for expenses related to the transfer, which includes legal costs.  The remaining proceeds of $12,500 was returned to cash reserves held by Series 1.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid partnership management fees, and accrued but unpaid expenses of the investment limited partnership.  After all outstanding obligations of the investment limited partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the property was recorded of $12,500 as of July 31, 2007.

In March 2006, the investment general partner of Briarwood Apartments of Vero Beach Limited approved an agreement to sell the property and the transaction closed on November 6, 2007.  The sales price of the property was $1,478,112, which includes the outstanding mortgage balance of approximately $1,438,231 and cash proceeds to the investment limited partner of $35,000.  Of the total proceeds received, $12,580 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $7,500 was paid to BCAMLP for expenses related to the sale, which includes legal costs.  The remaining proceeds from the sale of $14,920 will be returned to cash reserves held by Series 1.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the property was recorded of $14,920 as of November 30, 2007.

In December 2007, the investment general partner of Country Village entered into an agreement to transfer its interest to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $3,059,543 and cash proceeds to the investment limited partner of $150,000.  Of the total proceeds received, $12,650 represents transfer taxes paid to the State of New York, and $4,000 represents reporting fees due to an affiliate of the investment partnership. Of the remaining proceeds, $15,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $118,350 will be returned to cash reserves held by Series 1.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $118,350 as of December 31, 2007.

Elk Rapids II ACLP (Elk Rapids II Apartments) is a 24 unit senior property located in Elk Rapids, Michigan.  In 2007, the property had an average occupancy of 90%. As a result of declining occupancy and poor operation the Operating Partnership was unable to pay real estate taxes and some ongoing operating expenses. In January 2007, Rural Development paid $5,610 of the outstanding real estate taxes in form of a loan to the Operating Partnership. After advancing these funds, it applied all subsequent debt service payments toward the real estate tax loan repayment. Through the fourth quarter 2007 average occupancy has improved to 89%, but the property was unable to breakeven due to the poor economic conditions in Michigan. In July 2007, the operating general partner sent a letter to the investment general partner citing the property’s financial delinquencies and indicated that the mortgage would be accelerated by the end of the year.  At that time, the operating general partner requested a workout plan, however, Rural Development denied that request. In November 2007, the operating general partner requested the investment partnership’s consent to convey the property to Rural Development, to avoid mortgage acceleration and foreclosure.  In December 2007, the investment general partner on behalf of the investment partnership consented to the conveyance of the property in lieu of mortgage acceleration and foreclosure. The conveyance of the property in lieu of mortgage acceleration occurred on April 3, 2008 and the ownership was transferred to Rural Development.  Throughout 2006 and 2007 the investment general partner worked closely with the operating general partner in an effort to find a potential buyer of the property. However, due to unstable economic conditions in the Michigan area, they were unsuccessful in finding a buyer to purchase the property.

(Series 2).  As of March 31, 2008 and 2007, the Qualified Occupancy for the series was 100%.  The Series had a total of 5 properties at March 31, 2008, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2007 and 2006, the Series, in total, generated $345,309 and $915,982, respectively, in passive income tax losses that were passed through to the investors. As of December 31, 2005 all of the Operating Partnerships in Series 2 had completed their respective credit periods and it is not expected that any additional tax credits will be generated.

For the years ended March 31, 2008 and 2007, the net income (loss) for series 2 was $(75,959) and $764,498, respectively.  The major components of these amounts are the Partnership’s share of income (losses) from Operating Partnership and the fund management fee. The variances in net income (losses) are due to the income (losses) recorded from the dispositions of Operating Partnerships in the prior year.

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

Annadale Housing Partners (King’s View Apartments) is a 222-apartment property in Fresno, CA.  The property’s occupancy has been an issue at Annadale for several years but saw a steady decline in 2007 averaging 79% for the year. King’s View Apartments is located in one of the most violent gang and high crime areas in the city of Fresno, and crime has increased substantially in the past two years.  Management spends $11,500 per month on average for private security.  The operating general partner estimates that in reality the site requires $30,000-$60,000 per month in private security to effectively secure the property.  Management has been working closely with the police department, which has diverted resources from other areas of the city to the King’s View neighborhood in the past few months.  This has made a positive impact on the area but the operating general partner is doubtful that the impact will be long lasting.  As a result of the substantial, visible crime in the area, management has had extreme difficulty in finding and maintaining quality tenants and numerous tenants have moved out of the area.  Management continues to work with police, the City of Fresno, and the Housing Development Departments for additional support.  As a result of the efforts of management, occupancy has increased in the first quarter of 2008, with occupancy improving to 88% in March 2008.  As a result, the property is operating above breakeven for the first quarter. The investment general partner will continue to monitor occupancy and management’s efforts to improve operations.

In February 2008, the investment general partner of Mecca Apartments approved an agreement to sell the property and the transaction closed in April 2008.  The sales price of the property was $3,040,000 which includes the outstanding mortgage balance of approximately $2,515,935 and cash proceeds to the investment limited partner of $448,000.  Of the total proceeds received, $41,892 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale.  Of the remaining proceeds, it is anticipated that $15,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs.  The remaining proceeds from the sale of $391,108 will be returned to cash reserves held by Series 2.  In addition, we anticipate receiving $284,685 in additional proceeds from the Mecca Apartments cash reserve account.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In June 2008, the investment general partner entered into an agreement to transfer its interest in McKinleyville Associates to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,709,572 and cash proceeds to the investment limited partner of $81,504. Of the total proceeds received, $890 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $15,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $65,614 will be returned to cash reserves held by Series 2. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  In addition, the investment general partner on behalf of the investment limited partnership entered into a contingent interest agreement with the Operating Partnership for receipt of a residual payment.  Under the terms of the contingent interest agreement, if the property owned by the Operating Partnership is refinanced or sold, on or before June 30, 2013, there would be a residual payment of 50% of the capital transaction proceeds distributable to the investment limited partnership in accordance with the contingent interest agreement.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

 (Series 3).  As of March 31, 2008 and 2007, the Qualified Occupancy for the Series was 100%.  The Series had a total of 15 properties at March 31, 2008, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2007 and 2006, the Series, in total, generated $379,413 and $1,221,262, respectively, in passive income tax losses that were passed through to the investors. As of December 31, 2005 all of the Operating Partnerships in Series 3 had completed their respective credit periods and it is not expected that any additional tax credits will be generated.

For the years ended March 31, 2008 and 2007, the net income (losses) for series 3 was $(77,584) and $202,873, respectively.  The major components of these amounts are the Partnership’s share of income (losses) from Operating Partnership and the fund management fee. The variances in net income (losses) is due to the income (losses) recorded from the dispositions of Operating Partnerships in the prior year.

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

In December 2007, the investment general partner entered into an agreement to transfer its interest in Southport, Limited Phase II to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,191,042 and cash proceeds to the investment limited partner of $52,583.  Of the total proceeds received, $9,791 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds $11,500 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs and $4,000 to a third party entity for an appraisal fee. The remaining proceeds of $31,292 were returned to cash reserves held by Series 3. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $31,292 as of December 31, 2007. The transfer of the Operating Partnership has been recognized as of December 31, 2007, and the proceeds were received in the first quarter of 2008.

Vassar LDHA LP (Manor Ridge Apartments) is a 32-unit senior property located in Vassar, MI. The property operated below breakeven in 2007 due to declining occupancy and poor on-site management. The property has experienced high on-site management turnover since December 2006.  In September 2007, a new site manager was hired.  Since taking over, she has focused on improving resident relations and increasing outreach to the community. The new manager has over five years of commercial management experience and has undergone Rural Development’s tax credit training program. She has contacted each resident on a one-on-one basis, and Manor Ridge has joined the Chamber of Commerce to boost resident involvement and awareness. However, improving physical occupancy is still a struggle for the property because of the area’s deteriorating economic conditions which results in a lack of qualified residents. Most residents are not able to pay full rental rates, and require rental assistance.  As a result, physical occupancy averaged 77% for 2007 and 85% for the first quarter of 2008. Below breakeven operations resulted in an under-funded tax and insurance escrow account and delinquent 2007 real estate taxes. In January 2008 management submitted a workout payment plan to Rural Development. As of the end of second quarter 2008, the plan was still in review.  Management is working to allocate any available rental assistance and Section 8 tenants to the property. They are in continuous contact with numerous agencies that offer rental assistance in hopes of obtaining qualified residents. In addition, rental concessions are being offered in the form of a free month’s rent and reduced security deposits. Also, to boost the curb appeal of the property, some exterior improvements are being completed. The property expects occupancy to reach 90% by the fourth quarter of 2008. The operating general partner’s operating deficit guarantee is unlimited in time and amount. The partnership’s mortgage payments are current. On December 31, 2003, the 15-year low income housing tax credit compliance period expired.

In February 2008, the investment general partner of Mound Plaza, Limited approved an agreement to sell the property and the transaction is anticipated to close in December 2008. The anticipated sales price for the property is $650,546, which includes the outstanding mortgage balance of approximately $602,546 and cash proceeds to the investment limited partners of $48,000.  Of the total proceeds anticipated to be received, $16,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale.  Of the remaining proceeds, it is anticipated that $15,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs.  The remaining proceeds from the sale of $17,000 is anticipated to be returned to cash reserves held by Series 3. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

 (Series 4).  As of March 31, 2008 and 2007, the Qualified Occupancy for the series was 100%.  The Series had a total of 8 properties at March 31, 2008, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2007 and 2006, the Series, in total, generated $346,082 and $2,003,788, respectively, in passive income tax losses which were passed through to the investors.  As of December 31, 2001 all of the Operating Partnerships in Series 4 had completed their respective credit periods and it is not expected that any additional tax credits will be generated.

For the years ended March 31, 2008 and 2007, the net income (loss) for series 4 was $(95,671) and $2,054,404, respectively.  The major components of these amounts are the Partnership’s share of income (losses) from Operating Partnership and the fund management fee. The variances in net income is due to the income (losses) recorded from the dispositions of Operating Partnerships in the prior year.

In April 2006, Series 4 and the Partnership’s Series 6 sold the investment limited partner interest in Auburn Trace, Limited to the operating general partner for his assumption of the outstanding mortgage balance of $10,693,881 and proceeds to Series 4 and Series 6 of $2,016,700 and $1,333,300, respectively.  Of the proceeds received, $82,500 represent reporting fees due to an affiliate of the investment limited partnership and $109,500 was paid to an affiliate of the investment limited partnership, BCAMLP, for expenses related to the sale, which include third party brokerage commission and legal costs. The remaining proceeds of $1,901,116 (Series 4) and $1,256,884 (Series 6) will be deposited into their respective reserve accounts.  The monies held in reserve will be utilized to pay current operating expenses, accrued but unpaid partnership management fees, and accrued but unpaid expenses of Series 4 and 6, respectively. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership’s investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the investment limited partner interest of $1,901,116 and $1,256,884 for Series 4 and Series 6, respectively, was realized in the quarter ended June 30, 2006.

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

Clearview Apartments, LP, (Clear View Apartments) is a 24-unit property located in Monte Vista, Colorado. In 2007, physical occupancy fluctuated from 75% to 79% with average occupancy for the year of 78%. Despite low occupancy, the property was still able to operate above breakeven due to low operating expenses. As of March 2008, the property was 91% occupied. Fluctuation in occupancy is due to the fact that the property suffers from the lack of a qualified applicant pool and insufficient rental assistance. Most potential residents who are willing to move to the property require rental assistance.  However, rental assistance is very limited. The operating general partner continuously tries to obtain additional rental assistance from Rural Development, but to date the attempts have been unsuccessful. Additionally, as part of marketing efforts, on-site management maintains close contact with the local housing authority. The property is also being advertised in local newspapers and flyers are being distributed in local diners and community centers. Mortgage payments, real estate taxes and insurance payments are current. On December 31, 2004, the 15-year low income housing tax credit compliance period expired.

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

  (Series 5). As of March 31, 2008 and 2007, the Qualified Occupancy for the Series was 100%.  The Series had a total of 3 properties at March 31, 2008, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2007 and 2006, the Series, in total, generated $570,928 and $236,188, respectively, in passive income tax losses that were passed through to the investors. As of December 31, 2005 all of the Operating Partnerships in Series 5 had completed their respective credit periods and it is not expected that any additional tax credits will be generated.

For the years ended March 31, 2008 and 2007, the net income (loss) for series 5 was $888,741 and $(56,115), respectively.  The major components of these amounts are the Partnership’s share of income (losses) from Operating Partnership and the fund management fee. The variances in net income is due to the income (losses) recorded from the dispositions of Operating Partnerships in the current year.

In April of 2007, the investment general partner transferred their investment limited partnership’s interest in TKO Investment V LP to an entity affiliated with the operating general partner for the assumption of the outstanding mortgage balance of approximately $345,000 and cash proceeds to the investment limited partnership of $950,000. Of the total proceeds received $15,000 represent reporting fees due to an affiliate of the investment limited partnership and the balance represent proceeds from the transfer. Of the remaining proceeds $15,000 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs and $7,000 was paid to a third party entity for an appraisal fee.  The remaining proceeds of $913,000 was returned to cash reserves held by Series 5.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid partnership management fees, and accrued but unpaid expenses of the investment limited partnership.  After all outstanding obligations of the investment limited partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $913,000 as of June 30, 2007.

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

Annadale Housing Partners (King’s View Apartments) is a 222-apartment property in Fresno, CA.  The property’s occupancy has been an issue at Annadale for several years but saw a steady decline in 2007 averaging 79% for the year. King’s View Apartments is located in one of the most violent gang and high crime areas in the city of Fresno, and crime has increased substantially in the past two years.  Management spends $11,500 per month on average for private security.  The operating general partner estimates that in reality the site requires $30,000-$60,000 per month in private security to effectively secure the property. Management has been working closely with the police department, which has diverted resources from other areas of the city to the King’s View neighborhood in the past few months.  This has made a positive impact on the area but the operating general partner is doubtful that the impact will be long lasting.  As a result of the substantial, visible crime in the area, management has had extreme difficulty in finding and maintaining quality tenants and numerous tenants have moved out of the area.  Management continues to work with police, the City of Fresno, and the Housing Development Departments for additional support.  As a result of the efforts of management, occupancy has increased in the first quarter of 2008, with occupancy improving to 88% in March 2008.  As a result, the property is operating above breakeven for the first quarter. The investment general partner will continue to monitor occupancy and management’s efforts to improve operations.

In June 2008, the investment general partner entered into an agreement to transfer its interest in Point Arena Associates to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,160,129 and cash proceeds to the investment limited partner of $42,336.  Of the total proceeds received, $8,341 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $15,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $18,995 will be returned to cash reserves held by Series 5.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  In addition, the investment general partner on behalf of the investment limited partnership entered into a contingent interest agreement with the Operating Partnership for receipt of a residual payment.  Under the terms of the contingent interest agreement, if the property owned by the Operating Partnership is refinanced or sold, on or before June 30, 2013, there would be a residual payment of 50% of the capital transaction proceeds distributable to the investment limited partnership in accordance with the contingent interest agreement.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

 (Series 6).  As of March 31, 2008 and 2007, the Qualified Occupancy for the series was 100%.  The Series had a total of 7 properties at March 31, 2008, all of which were at 100% Qualified Occupancy.

For the tax year ended December 31, 2007 and 2006, the Series, in total, generated $437,700 and $2,332,820, respectively, in passive income tax losses that were passed through to the investors. As of December 31, 2005 all of the

Operating Partnerships in Series 6 had completed their respective credit periods and it is not expected that any additional tax credits will be generated.

For the years ended March 31, 2008 and 2007, the net income (losses) for series 6 was $(43,176) and $2,863,597, respectively.  The major components of these amounts are the Partnership’s share of income (losses) from Operating Partnership and the fund management fee. The variances in net income is due to the income (losses) recorded from the dispositions of Operating Partnerships in the prior year.

In April 2006, the Partnership’s Series 4 and Series 6 sold the investment limited partner interest in Auburn Trace, Limited to the operating general partner for his assumption of the outstanding mortgage balance of $10,693,881 and proceeds to Series 4 and Series 6 of $2,016,700 and $1,333,300, respectively.  Of the proceeds received, $82,500 represent reporting fees due to an affiliate of the investment limited partnership and $109,500 was paid to an affiliate of the investment limited partnership, BCAMLP, for expenses related to the sale, which include third party brokerage commission and legal costs. The remaining proceeds of $1,901,116 (Series 4) and $1,256,884 (Series 6) will be deposited into their reserve accounts, respectively.  The monies held in reserve will be utilized to pay current operating expenses, accrued but unpaid partnership management fees, and accrued but unpaid expenses of Series 4 and 6, respectively. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnerships’ investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnerships’ investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the investment limited partner interest of $1,901,116 and $1,256,884 for Series 4 and Series 6, respectively, was realized in the quarter ended June 30, 2006.

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

In December 2006, the investment general partner transferred the interest of - Series 6 and Boston Capital Tax Credit Fund II LP - Series 7 in Hillandale Commons Limited Partnership to an entity affiliated with the operating general partner, for its assumption of the outstanding mortgage balance and cash proceeds of $863,000.  In accordance with Agreement of Purchase and Sale an initial payment of $67,200 and $52,800 was paid in December 2006 and an outstanding note payable of $416,080 and $326,920 was paid in July 2007 to Series 6 and Boston Capital Tax Credit Fund II LP Series 7, respectively. Of the gross proceeds received, $16,800 and $13,200 represent reporting fees due to an affiliate, and $4,200 and $3,300 was paid to BCAMLP for expenses of the sale, which includes third party legal costs for Series 6 and Boston Capital Tax Credit Fund II LP – Series 7, respectively.  Of the remaining proceeds, $462,280 and $363,220 for Series 6 and Boston Capital Tax Credit Fund II LP – Series 7, respectively, will be returned to cash reserves.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid partnership management fees, and accrued but unpaid expenses of the investment limited partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnerships’ investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. The sale proceeds, previously recorded as receivable, in the amount of $416,080 and $326,920 for Series 6 and Series 7, respectively, were received as of July 31, 2007.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the expense and overhead reimbursement, has been recorded in the amount of $462,280 and $363,220, for Series 6 and Boston Capital Tax Credit Fund II LP – Series 7, respectively, as of December 31, 2006.

In May 2008, the investment general partner entered into an agreement to transfer its interest in Briarwood Estates, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $547,558 and anticipated cash proceeds to the investment partnership of $25,680.  The transaction is anticipated to close in July 2008.  Of the total proceeds anticipated to be received, it is anticipated that $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $20,680 is anticipated to be returned to cash reserves held by Series 6.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In May 2008, the investment general partner entered into an agreement to transfer its interest in Kearney Properties II LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $348,368 and anticipated cash proceeds to the investment partnership of $17,120.  The transaction is anticipated to close in July 2008.  Of the total proceeds anticipated to be received, it is anticipated that $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $12,120 is anticipated to be returned to cash reserves held by Series 6.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In May 2008, the investment general partner entered into an agreement to transfer its interest in Pleasant Hill Properties LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $541,802 and anticipated cash proceeds to the investment partnership of $25,680.  The transaction is anticipated to close in July 2008.  Of the total proceeds anticipated to be received, it is anticipated that $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $20,680 is anticipated to be returned to cash reserves held by Series 6.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In May 2008, the investment general partner entered into an agreement to transfer its interest in Socorro Properties, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,200,586 and anticipated cash proceeds to the investment partnership of $34,240.  The transaction is anticipated to close in July 2008.  Of the total proceeds anticipated to be received, it is anticipated that $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of

$29,240 is anticipated to be returned to cash reserves held by Series 6.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

Contractual Obligations

Not Applicable

Off Balance Sheet Arrangements

None.

Principal Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires the Partnership to make various estimates and assumptions.  A summary of significant accounting policies is provided in Note A to the financial statements.  The following section is a summary of some aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of Partnership’s financial condition and results of operations.  The Partnership believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the financial statements.

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

As of March 31, 2004, the Partnership adopted FASB Interpretation No. 46 - Revised (“FIN 46R”), “Consolidation of Variable Interest Entities.”  FIN 46R provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity (“VIE”) in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entity’s expected losses, the majority of the expected returns, or both.

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

Principal Critical Accounting Policies and Estimates – continued

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

Recent Accounting Changes

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions, which for the Partnership is April 1, 2008.  In December 2007, the FASB delayed the implementation of SFAS 157 as it pertains to non-financial assets and liabilities for fiscal years beginning after November 15, 2008, which for the Partnership is April 1, 2009. The Partnership is currently evaluating the potential impact of the adoption of SFAS 157 on its financial statements.

In February 2007 the FASB issued SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The fair value election is designed to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Partnership does not expect to elect the fair value option.

On December 4, 2007, the FASB issued Statement No. 141R, “Business Combinations” (“SFAS 141 R”).  This statement changes the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, and disallowing the capitalization of transaction costs and delays when restructurings related to acquisitions can be recognized.  The standard is effective for fiscal years ending after December 15, 2008.  The Partnership is currently evaluating the impact of the adoption of SFAS 141 R on its financial statements.  However, the Partnership does not expect SFAS 141R to have a material impact on the Fund’s statement of operations or financial position.

On December 4, 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 replaces the concept of minority interest with noncontrolling interests in subsidiaries.  Noncontrolling interests will now be reported as a component of equity in the consolidated statement of financial position.  Earnings attributable to noncontrolling interests will continue to be reported as a part of consolidated earnings; however, SFAS 160 requires that income attributable to both controlling and noncontrolling interests be presented separately on the face of the consolidated income statement.  In addition, SFAS 160 provides that when losses attributable to noncontrolling interests exceed the noncontrolling interest’s basis, losses continue to be attributed to the noncontrolling interest as opposed to being absorbed by the consolidating entity.  SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 is effective for the first annual reporting period beginning on or after December 15, 2008. However, the Partnership does not expect SFAS 160 to have a material impact on the Fund’s financial statements.

Item 7a.	Quantitative and Qualitative Disclosure About Market Risk

Not Applicable

Item 8.	Financial Statements and Supplementary Data
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

	(b)	Management’s Annual Report on Internal Control over Financial Reporting

Management of the Partnership is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Partnership’s internal control system over financial reporting is designed to provide reasonable assurance to the Partnership’s management regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Due to inherent limitations, an internal control system over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

The Partnership’s general partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of Boston Capital Associates LP, assessed the effectiveness of the Partnership’s internal controls and procedures over financial reporting as of March 31, 2008. In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this assessment, management believes that, as of March 31, 2008, the Partnership’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Fund to provide only management’s report in this annual report.

	(c)	Changes in Internal Controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2008 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

John P. Manning, age 59, is co-founder, and since 1974 has been the President and Chief Executive Officer, of Boston Capital Corporation. As co-founder and CEO of Boston Capital, Mr. Manning’s primary responsibilities include strategic planning, business development and the continued oversight of new opportunities. In addition to his responsibilities at Boston Capital Corporation, Mr. Manning is a proactive leader in the multifamily real estate industry. He served in 1990 as a member of the Mitchell-Danforth Task Force, which reviewed and suggested reforms to the Low Income Housing Tax Credit program. He was the founding President of the Affordable Housing Tax Credit Coalition and is a former member of the board of the National Leased Housing Association. During the 1980s, he served as a member of the Massachusetts Housing Policy Committee as an appointee of the Governor of Massachusetts. In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee on the critical role of the private sector in the success of the Low Income Housing Tax Credit. In 1996, President Clinton appointed him to the President’s Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts. In 1998, President Clinton appointed Mr. Manning to the President’s Export Council, the premiere committee comprised of major corporate CEOs that advise the President on matters of foreign trade and commerce. In 2003, he was appointed by Boston Mayor Tom Menino to the Mayors Advisory Panel on Housing. Mr. Manning sits on the Board of Directors of the John F. Kennedy Presidential Library in Boston where he serves as Chairman of the Distinguished Visitors Program. He is also on the Board of Directors of the Beth Israel Deaconess Medical Center in Boston. Mr. Manning is a graduate of Boston College.

Mr. Manning is the managing member of Boston Associates. Mr. Manning is also the principal of Boston Capital Corporation. While Boston Capital is not a direct subsidiary of Boston Capital Corporation, it is under the common control of Mr. Manning.

Jeffrey H. Goldstein, age 46, is Chief Operating Officer and has been the Director of Real Estate of Boston Capital Corporation since 1996. He directs Boston Capital Corporation’s comprehensive real estate services, which include all aspects of origination, underwriting, due diligence and acquisition. As COO, Mr. Goldstein is responsible for the financial and operational areas of Boston Capital Corporation and assists in the design and implementation of business development and strategic planning objectives. Mr. Goldstein previously served as the Director of the Asset Management division as well as the head of the dispositions and troubled assets group. Utilizing his 16 years experience in the real estate syndication and development industry, Mr. Goldstein has been instrumental in the diversification and expansion of Boston Capital Corporation’s businesses. Prior to joining Boston Capital Corporation in 1990, Mr. Goldstein was Manager of Finance for A.J. Lane & Co., where he was responsible for placing debt on all new construction projects and debt structure for existing apartment properties. Prior to that, he served as Manager for Homeowner Financial Services, a financial consulting firm for residential and commercial properties, and worked as an analyst responsible for budgeting and forecasting for the New York City Council Finance Division. He graduated from the University of Colorado and received his MBA from Northeastern University.

Kevin P. Costello, age 61, is Executive Vice President and has been the Director of Institutional Investing of Boston Capital Corporation since 1992 and serves on the firm’s Executive Committee. He is responsible for all corporate investment activity and has spent over 20 years in the real estate syndication and investment business. Mr. Costello’s prior responsibilities at Boston Capital Corporation have involved the management of the Acquisitions Department and the structuring and distribution of conventional and tax credit private placements. Prior to joining Boston Capital Corporation in 1987, he held positions with First Winthrop, Reynolds Securities and Bache & Company. Mr. Costello graduated from Stonehill College and received his MBA with honors from Rutgers’ Graduate School of Business Administration.

Marc N. Teal, age 44, has been Chief Financial Officer of Boston Capital Corporation since May 2003. Mr. Teal previously served as Senior Vice President and Director of Accounting and prior to that served as Vice President of Partnership Accounting. He has been with Boston Capital Corporation since 1990. In his current role as CFO he oversees all of the accounting, financial reporting, SEC reporting, budgeting, audit, tax and compliance for Boston Capital Corporation, its affiliated entities and all Boston Capital Corporation’s sponsored programs. Additionally, Mr. Teal is responsible for maintaining all banking and borrowing relationships of Boston Capital Corporation and treasury management of all working capital reserves.  He also oversees Boston Capital Corporation’s information and technology areas, including the strategic planning for Boston Capital Corporation and its affiliaties. Prior to joining Boston Capital Corporation in 1990, Mr. Teal was a Senior Accountant for Cabot, Cabot & Forbes, a multifaceted real estate company, and prior to that was a Senior Accountant for Liberty Real Estate Corp. He received a Bachelor of Science Accountancy from Bentley College and a Masters in Finance from Suffolk University.

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

(a), (b), (c), (d) and (e)

The Partnership has no officers or directors, and no compensation committee.  However, under the terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Partnership, the Partnership has paid or accrued obligations to the general partner and its affiliates for the following fees during the 2008 fiscal year:

1.     An annual partnership management fee based on 0.375% of the aggregate cost of all apartment complexes acquired by the Operating Partnerships has been accrued as payable to Boston Capital Asset Management Limited Partnership.  The annual partnership management fee accrued during the year ended March 31, 2008 was $288,536.  Accrued fees are payable without interest as sufficient funds become available.

2.     The Partnership has reimbursed affiliates of the general partner a total of $57,386 for amounts charged to operations during the year ended March 31, 2008.

Item 12.          Security Ownership of Certain Beneficial Owners and Management

(a)           Security ownership of certain beneficial owners.

As of March 31, 2008, 9,800,600 BACs had been issued.  The following Series are known to have three investors, with holdings in excess of 5% of the total outstanding BACs in the series.

1.     Summit Venture

P.O. Box 47638

Phoenix, AZ 85068

Series	% of BACs held
Series 3	10.41%
Series 4	11.06%
Series 5	9.25%

2.     Moore Wallace North America, Inc

111 South Wacker Drive

Chicago, IL 60606

Series	% of BACs held
Series 4	6.92%

3.     Helen Zucker

1754 E 22nd Street

Brooklyn, NY 11229

Series	% of BACs held
Series 6	16.73%

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

Item 13.          Certain Relationships and Related Transactions and Director Independence

(a)Transactions with related persons

The Partnership has no officers or directors.  However, under the terms of the Offering, various kinds of compensation and fees are payable to the general partner and its affiliates during the organization and operation of the Partnership.  Additionally, the general partner will receive distributions from the Partnership if there is cash available for distribution or residual proceeds as defined in the Partnership Agreement.  The amounts and kinds of compensation and fees are described in the Prospectus under the caption “Compensation and Fees”, which is incorporated herein by reference.  See Note B of Notes to Financial Statements in Item 15 of this Annual Report on Form  10-K for amounts accrued or paid to the general partner and its affiliates during the period from April 1, 1996 through March 31, 2008.

(b)   Review, Approval, or Ratification of transaction with related person.

The Partnership response to Item 13(a) is incorporated herein by reference.

(c)   Promoters and certain control persons.

Not applicable.

(d)   Independence

The Partnership has no directors.

Item 14.	Principal Accounting Fees and Services

	Fees paid to the Partnership’s independent auditors for fiscal year 2008 were comprised of the following:

	Fee Type	Ser. 1	Ser. 2	Ser. 3	Ser. 4	Ser. 5	Ser. 6
	Audit Fees	$11,972	$10,022	$13,112	$14,192	$8,802	$11,972

	Audit Related Fees

	Tax Fees	3,905	3,335	5,425	3,905	3,145	3,715

	All Other Fees	—	—	—	—	—	—

	Total	$15,877	$13,357	$18,537	$18,097	$11,947	$15,687

Fees paid to the Partnership’s independent auditors for fiscal year 2007 were comprised of the following:

Fee Type	Ser. 1	Ser. 2	Ser. 3	Ser. 4	Ser. 5	Ser. 6
Audit Fees	$11,489	$9,609	$12,579	$13,619	$8,439	$11,489

Audit Related Fees

Tax Fees	3,970	3,410	5,630	4,150	3,040	4,150

All Other Fees	—	—	—	—	—	—

Total	$15,459	$13,019	$18,209	$17,769	$11,479	$15,639

Audit Committee

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership’s independent auditors are pre-approved by C&M Management, Inc.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1.       Financial Statements

Boston Capital Tax Credit Fund Limited Partnership
Filed herein as Exhibit 13
Balance Sheets, March 31, 2008 and 2007
Statements of Operations, Years ended March 31, 2008 and 2007
Statements of Changes in Partners’ Capital, Years ended March 31, 2008 and 2007
Statements of Cash Flows, Years ended March 31, 2008 and 2007
Notes to Financial Statements, Years ended March 31, 2008 and 2007

(a)   2.     Financial Statement Schedules

Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes hereto.

(b)  Exhibits

(listed according to the number assigned in the table in Item 601 of Regulation S-K)

Exhibit No. 2 - Plan of acquisition, reorganization, arrangement, liquidation or succession

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

Boston Capital Tax Credit Fund Limited Partnership

	By:	Boston Capital Associates Limited
Partnership, General Partner

	By:	BCA Associates Limited Partnership,
General Partner

	By:	C&M Management, Inc.,
General Partner

Date: July 14, 2008	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

July 14, 2008	/s/ John P. Manning	Director, President
	John P. Manning	(Principal Executive Officer), C&M Management Inc.; Director, President (Principal Executive Officer) BCTC Assignor Corp.

DATE:	SIGNATURE:	TITLE:

July 14, 2008	/s/ Marc N. Teal	Chief Financial Officer
	Marc N. Teal	(Principal Financial and Accounting Officer), C&M Management Inc; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC Assignor Corp.