Form 10-Q
period 2008-06-30
BOSTON CAPITAL TAX CREDIT FUND LTD PARTNERSHIP
filed 2008-08-19
CIK 835095

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended June 30, 2008

                                             or

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
FOR THE QUARTER ENDED JUNE 30, 2008

TABLE OF CONTENTS
FOR THE QUARTER ENDED JUNE 30, 2008

Part I. Financial information

Item 1. FINANCIAL STATEMENTS

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

Cash Flows Series 5 27

Cash Flows Series 6 28

BOSTON CAPITAL TAX CREDIT FUND LIMITED PARTNERSHIP

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2008

TABLE OF CONTENTS (CONTINUED)

Notes to Financial Statements 29

Note A Organization 29

Note B Accounting *

Note C Related Party Transactions 30

Note D Investments 32

COMBINED STATEMENTS OF OPERATION 34

Combined Statements Series 1 35

Combined Statements Series 2 36

Combined Statements Series 3 37

Combined Statements Series 4 38

Combined Statements Series 5 39

Combined Statements Series 6 40

Note E Taxable Loss 41

Note F Plan of Liquidation 41

Note G Subsequent Event 41

Item 2. Management's Discussion and Analysis of Financial Condition and

Results of Operations

Liquidity 42

Capital Resources 43

Results of Operations 44

Principal Accounting Policies 55

Recent Accounting Changes 56

Item 3. Quantitative and Qualitative 57

Item 4T. Controls and Procedures 57

Part II Other Information 58

Item 1. Legal Proceedings 58

Item 1A. Risk Factors 58

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds 58

Item 3. Defaults Upon Senior Securities 58

Item 4. Submission of Matters to a Vote of Security Holders 58

Item 5. Other Information 58

Item 6. Exhibits 58

Signatures 59

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

	June 30, 2008 (Unaudited)	March 31, 2008 (Audited)
ASSETS
Cash and cash equivalents	$ 2,875,437	$ 2,019,542
Other assets	206	206

	$ 2,875,643	$ 2,019,748

LIABILITIES

Accounts payable	$ 45,000	$ 2,286
Accounts payable affiliates (note C)	6,069,845	6,030,385

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 9,800,600 issued and outstanding	(2,415,767)	(3,181,750)
General Partner	(823,435)	(831,173)
	(3,239,202)	(4,012,923)
	$ 2,875,643	$ 2,019,748

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 1

	June 30, 2008 (Unaudited)	March 31, 2008 (Audited)
ASSETS
Cash and cash equivalents	$ 72,394	$ 73,958
Other assets	-	-

	$ 72,394	$ 73,958

LIABILITIES

Accounts payable	$ -	$ 381
Accounts payable affiliates (note C)	2,555,933	2,548,573

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 1,299,900 issued and outstanding	(2,345,871)	(2,337,413)
General Partner	(137,668)	(137,583)
	(2,483,539)	(2,474,996)
	$ 72,394	$ 73,958

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 2

	June 30, 2008 (Unaudited)	March 31, 2008 (Audited)
ASSETS
Cash and cash equivalents	$ 869,717	$ 68,416
Other assets	-	-

	$ 869,717	$ 68,416

LIABILITIES

Accounts payable	$ 30,000	$ 381
Accounts payable affiliates (note C)	646	-

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 830,300 issued and outstanding	897,141	133,815
General Partner	(58,070)	(65,780)
	839,071	68,035
	$ 869,717	$ 68,416

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 3

	June 30, 2008 (Unaudited)	March 31, 2008 (Audited)
ASSETS
Cash and cash equivalents	$ 130,103	$ 99,323
Other assets	-	-

	$ 130,103	$ 99,323

LIABILITIES

Accounts payable	$ -	$ 381
Accounts payable affiliates (note C)	2,742,361	2,724,454

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 2,882,200 issued and outstanding	(2,353,318)	(2,366,439)
General Partner	(258,940)	(259,073)
	(2,612,258)	(2,625,512)
	$ 130,103	$ 99,323

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 4

	June 30, 2008 (Unaudited)	March 31, 2008 (Audited)
ASSETS
Cash and cash equivalents	$ 115,436	$ 118,328
Other assets	206	206

	$ 115,642	$ 118,534

LIABILITIES

Accounts payable	$ -	$ 381
Accounts payable affiliates (note C)	770,905	757,358

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 2,995,300 issued and outstanding	(400,547)	(384,650)
General Partner	(254,716)	(254,555)
	(655,263)	(639,205)
	$ 115,642	$ 118,534

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 5

	June 30, 2008 (Unaudited)	March 31, 2008 (Audited)
ASSETS
Cash and cash equivalents	$ 499,196	$ 462,710
Other assets	-	-

	$ 499,196	$ 462,710

LIABILITIES

Accounts payable	$ 15,000	$ 381
Accounts payable affiliates (note C)	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 489,900 issued and outstanding	521,104	499,456
General Partner	(36,908)	(37,127)
	484,196	462,329
	$ 499,196	$ 462,710

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 6

	June 30, 2008 (Unaudited)	March 31, 2008 (Audited)
ASSETS
Cash and cash equivalents	$ 1,188,591	$ 1,196,807
Other assets	-	-

	$ 1,188,591	$ 1,196,807

LIABILITIES

Accounts payable	$ -	$ 381
Accounts payable affiliates (note C)	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 1,303,000 issued and outstanding	1,265,724	\1,273,481
General Partner	(77,133)	(77,055)
	1,188,591	1,196,426
	$ 1,188,591	$ 1,196,807

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

	2008	2007

Income
Interest income	$ 10,915	$ 14,709
Miscellaneous income	35,079	1,477
	45,994	16,186

Share of income from Operating Partnerships(Note D)	760,402	913,000

Expenses
Professional fees	437	9,621
Partnership management fees (Note C)	12,373	52,240
General and administrative fees	19,865	33,350
	32,675	95,211

NET INCOME (LOSS)	$ 773,721	$ 833,975

Net income (loss) allocated to assignees	$ 765,983	$ 825,636

Net income (loss) allocated to general partner	$ 7,738	$ 8,339

Net income (loss) per BAC	$ .08	$ .08

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 1

	2008	2007

Income
Interest income	$ 354	$ 228
Miscellaneous income	-	-
	354	228

Share of income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	-	1,599
Partnership management fees (Note C)	5,860	9,813
General and administrative fees	3,037	5,210
	8,897	16,622

NET INCOME (LOSS)	$ (8,543)	$ (16,394)

Net income (loss) allocated to assignees	$ (8,458)	$ (16,230)

Net income (loss) allocated to general partner	$ (85)	$ (164)

Net income (loss) per BAC	$ (.01)	$ (.01)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 2

	2008	2007

Income
Interest income	$ 1,425	$ 2,571
Miscellaneous income	-	-
	1,425	2,571

Share of income from Operating Partnerships(Note D)	741,407	-

Expenses
Professional fees	-	1,593
Partnership management fees (Note C)	(30,671)	10,387
General and administrative fees	2,467	4,803
	(28,204)	16,783

NET INCOME (LOSS)	$ 771,036	$ (14,212)

Net income (loss) allocated to assignees	$ 763,326	$ (14,070)

Net income (loss) allocated to general partner	$ 7,710	$ (142)

Net income (loss) per BAC	$ .92	$ (.02)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 3

	2008	2007

Income
Interest income	$ 478	$ 1,294
Miscellaneous income	34,715	1,301
	35,193	2,595

Share of income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	247	1,624
Partnership management fees (Note C)	16,657	15,749
General and administrative expenses	5,035	7,151
	21,939	24,524

NET INCOME (LOSS)	$ 13,254	$ (21,929)

Net income (loss) allocated to assignees	$ 13,121	$ (21,710)

Net income (loss) allocated to general partner	$ 133	$ (219)

Net income (loss) per BAC	$ .00	$ (.01)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 4

	2008	2007

Income
Interest income	$ 575	$ 2,696
Miscellaneous income	364	176
	939	2,872

Share of income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	190	1,620
Partnership management fees (Note C)	12,265	13,278
General and administrative fees	4,542	6,856
	16,997	21,754

NET INCOME (LOSS)	$ (16,058)	$ (18,882)

Net income (loss) allocated to assignees	$ (15,897)	$ (18,693)

Net income (loss) allocated to general partner	$ (161)	$ (189)

Net income (loss) per BAC	$ (.01)	$ (.01)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 5

	2008	2007

Income
Interest income	$ 2,252	$ 1,295
Miscellaneous income	-	-
	2,252	1,295

Share of income from Operating Partnerships(Note D)	18,995	913,000

Expenses
Professional fees	-	1,588
Partnership management fees (Note C)	(2,622)	(7,871)
General and administrative fees	2,002	4,331
	(620)	(1,952)

NET INCOME (LOSS)	$ 21,867	$ 916,247

Net income (loss) allocated to assignees	$ 21,648	$ 907,085

Net income (loss) allocated to general partner	$ 219	$ 9,162

Net income (loss) per BAC	$ .04	$ 1.85

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 6

	2008	2007

Income
Interest income	$ 5,831	$ 6,625
Miscellaneous income	-	-
	5,831	6,625

Share of income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	-	1,597
Partnership management fees (Note C)	10,884	10,884
General and administrative expenses	2,782	4,999
	13,666	17,480

NET INCOME (LOSS)	$ (7,835)	$ (10,855)

Net income (loss) allocated to assignees	$ (7,757)	$ (10,746)

Net income (loss) allocated to general partner	$ (78)	$ (109)

Net income (loss) per BAC	$ (.01)	$ (.01)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2008

(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2008	$(3,181,750)	$ (831,173)	$(4,012,923)

Net income (loss)	765,983	7,738	773,721

Partners' capital (deficit), June 30, 2008	$(2,415,767)	$ (823,435)	$(3,239,202)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2008

(Unaudited)

	Assignees	General Partner	Total
Series 1
Partners' capital (deficit) April 1, 2008	$(2,337,413)	$ (137,583)	$(2,474,996)

Net income (loss)	(8,458)	(85)	(8,543)

Partners' capital (deficit), June 30, 2008	$(2,345,871)	$ (137,668)	$(2,483,539)

Series 2
Partners' capital (deficit) April 1, 2008	$ 133,815	$ (65,780)	$ 68,035

Net income (loss)	763,326	7,710	771,036

Partners' capital (deficit), June 30, 2008	$ 897,141	$ (58,070)	$ 839,071

The accompanying notes are an integral part of these statements.

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2008

(Unaudited)

	Assignees	General Partner	Total
Series 3
Partners' capital (deficit) April 1, 2008	$(2,366,439)	$ (259,073)	$(2,625,512)

Net income (loss)	13,121	133	13,254

Partners' capital (deficit), June 30, 2008	$(2,353,318)	$ (258,940)	$(2,612,258)

Series 4
Partners' capital (deficit) April 1, 2008	$ (384,650)	$ (254,555)	$ (639,205)

Net income (loss)	(15,897)	(161)	(16,058)

Partners' capital (deficit), June 30, 2008	$ (400,547)	$ (254,716)	$ (655,263)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2008

(Unaudited)

	Assignees	General Partner	Total
Series 5
Partners' capital (deficit) April 1, 2008	$ 499,456	$ (37,127)	$ 462,329

Net income (loss)	21,648	219	21,867

Partners' capital (deficit), June 30, 2008	$ 521,104	$ (36,908)	$ 484,196

Series 6
Partners' capital (deficit) April 1, 2008	$ 1,273,481	$ (77,055)	$ 1,196,426

Net income (loss)	(7,757)	(78)	(7,835)

Partners' capital (deficit), June 30, 2008	$ 1,265,724	$ (77,133)	$ 1,188,591

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS
Three Months Ended June 30,

(Unaudited)

	2008	2007
Cash flows from operating activities:

Net Income (Loss)	$ 773,721	$ 833,975
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (Income) Loss from Operating Partnerships	(760,402)	(913,000)
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	42,714	12,500
Increase (Decrease) in accounts payable affiliates	39,460	(642,510)

Net cash (used in) provided by operating activities	95,493	(709,035)

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	760,402	913,000

Net cash (used in) provided by investing activity	760,402	913,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	855,895	203,965

Cash and cash equivalents, beginning	2,019,542	1,764,394

Cash and cash equivalents, ending	$ 2,875,437	$1,968,359

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 1

	2008	2007
Cash flows from operating activities:

Net Income (Loss)	$ (8,543)	$ (16,394)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (Income) Loss from Operating Partnerships	-	-
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	(381)	-
Increase (Decrease) in accounts payable affiliates	7,360	13,073

Net cash (used in) provided by operating activities	(1,564)	(3,321)

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	-	-

Net cash (used in) provided by investing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,564)	(3,321)

Cash and cash equivalents, beginning	73,958	31,254

Cash and cash equivalents, ending	$ 72,394	$ 27,933

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 2

	2008	2007
Cash flows from operating activities:

Net Income (Loss)	$ 771,036	$ (14,212)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (Income) Loss from Operating Partnerships	(741,407)	-
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	29,619	-
Increase (Decrease) in accounts payable affiliates	646	(122,070)

Net cash (used in) provided by operating activities	59,894	(136,282)

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	741,407	-

Net cash (used in) provided by investing activity	741,407	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	801,301	(136,282)

Cash and cash equivalents, beginning	68,416	337,414

Cash and cash equivalents, ending	$ 869,717	$ 201,132

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 3

	2008	2007
Cash flows from operating activities:

Net Income (Loss)	$ 13,254	$ (21,929)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (Income) Loss from Operating Partnerships	-	-
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	(381)	(2,500)
Increase (Decrease) in accounts payable affiliates	17,907	19,001

Net cash (used in) provided by operating activities	30,780	(5,428)

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	-	-

Net cash (used in) provided by investing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	30,780	(5,428)

Cash and cash equivalents, beginning	99,323	169,122

Cash and cash equivalents, ending	$ 130,103	$ 163,694

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 4

	2008	2007
Cash flows from operating activities:

Net Income (Loss)	$ (16,058)	$ (18,882)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (Income) Loss from Operating Partnerships	-	-
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	(381)	-
Increase (Decrease) in accounts payable affiliates	13,547	(131,816)

Net cash (used in) provided by operating activities	(2,892)	(150,698)

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	-	-

Net cash (used in) provided by investing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,892)	(150,698)

Cash and cash equivalents, beginning	118,328	354,790

Cash and cash equivalents, ending	$ 115,436	$ 204,092

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 5

	2008	2007
Cash flows from operating activities:

Net Income (Loss)	$ 21,867	$ 916,247
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (Income) Loss from Operating Partnerships	(18,995)	(913,000)
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	14,619	15,000
Increase (Decrease) in accounts payable affiliates	-	(431,582)

Net cash (used in) provided by operating activities	17,491	(413,335)

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	18,995	913,000

Net cash (used in) provided by investing activity	18,995	913,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	36,486	499,665

Cash and cash equivalents, beginning	462,710	12,636

Cash and cash equivalents, ending	$ 499,196	$ 512,301

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 6

	2008	2007
Cash flows from operating activities:

Net Income (Loss)	$ (7,835)	$ (10,855)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (Income) Loss from Operating Partnerships	-	-
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	(381)	-
Increase (Decrease) in accounts payable affiliates	-	10,884

Net cash (used in) provided by operating activities	(8,216)	29

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	-	-

Net cash (used in) provided by investing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,216)	29

Cash and cash equivalents, beginning	1,196,807	859,178

Cash and cash equivalents, ending	$ 1,188,591	$ 859,207

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS
June 30, 2008

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
June 30,2008
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of June 30, 2008 have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Partnership in acquiring the investments in Operating Partnerships are capitalized to the investment account. The Partnership's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's Annual Report on Form 10-K.

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has entered into several transactions with various affiliates of the general partner of the Partnership, including Boston Capital Holdings LP, Boston Capital Partners, Inc. and Boston Capital Asset Management Limited Partnership.

Accounts payable - affiliates at June 30, 2008 and 2007 represents accrued general and administrative expenses, accrued partnership management fees, and advances from an affiliate of the general partner of the Partnership, which are payable to Boston Capital Holdings LP and Boston Capital Asset Management Limited Partnership.

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2008
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

An annual partnership management fee based on .375 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. Since reporting fees collected by the series were added to reserves and not paid to Boston Capital Asset Management Limited Partnership, the amounts accrued are not net of reporting fees received. The partnership management fee accrued for the quarters ended June 30, 2008 and 2007 are as follows:

	2008	2007

Series 1	$ 5,860	$ 13,073
Series 2	12,284	12,930
Series 3	17,907	19,001
Series 4	13,547	13,548
Series 5	5,815	7,466
Series 6	10,884	10,884

	$ 66,297	$ 76,902

The partnership management fees paid for the three months ended June 30, 2008 and 2007 are as follows:
	2008	2007
Series 1	$ -	$ -
Series 2	11,638	50,000
Series 3	-	-
Series 4	-	100,000
Series 5	5,815	436,115
Series 6	10,884	-
	$ 28,337	$ 586,115

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30,2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At June 30, 2008 and 2007, the Partnership had limited partnership interests in 39 and 47 Operating Partnerships, respectively, which own operating apartment complexes as follows:

Series	2008	2007
1	4	8
2	3	5
3	15	16
4	8	8
5	2	3
6	7	7
	39	47

Under the terms of the Partnership's investment in each Operating Partnership, the Partnership was required to make capital contributions to the Operating Partnerships. These contributions were payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. At June 30, 2008 and 2007, all capital contributions had been paid.

During the three months ended June 30, 2008 the Partnership disposed of four of the Operating Partnerships. A summary of the dispositions by Series for June 30, 2008 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Partnership Proceeds from Disposition	Gain/(Loss) on Disposition
Series 1	1	-	$-	$-
Series 2	-	2	741,407	741,407
Series 3	-	-	-	-
Series 4	-	-	-	-
Series 5	-	1	18,995	18,995
Series 6	-	-	-	-
Total	1	3	$760,402	$760,402

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
June 30,2008
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

The Partnership's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the three months ended March 31, 2008.

The combined unaudited summarized statements of operations of the Operating Partnerships for the three months ended March 31, 2008 and 2007 are as follows:

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months ended March 31,
(Unaudited)

	2008	2007

Revenues
Rental	$ 2,226,069	$ 2,486,973
Interest and other	84,981	128,549

	2,311,050	2,615,522

Expenses
Interest	415,304	428,924
Depreciation and amortization	630,953	745,280
Operating expenses	1,747,764	1,938,164
	2,794,021	3,112,368

NET LOSS	$ (482,971)	$ (496,846)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (478,141)	$ (491,877)

Net loss allocated to other Partners	$ (4,830)	$ (4,969)

* Amounts include $478,141 and $491,877 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months ended March 31,
(Unaudited)

Series 1

	2008	2007

Revenues
Rental	$ 213,238	$ 411,975
Interest and other	10,100	40,919

	223,338	452,894

Expenses
Interest	27,168	85,256
Depreciation and amortization	55,822	115,820
Operating expenses	162,988	318,700
	245,978	519,776

NET LOSS	$ (22,640)	$ (66,882)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (22,414)	$ (66,213)

Net loss allocated to other Partners	$ (226)	$ (669)

* Amounts include $22,414 and $66,213 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months ended March 31,
(Unaudited)

Series 2

	2008	2007

Revenues
Rental	$ 256,801	$ 397,872
Interest and other	13,731	16,787

	270,532	414,659

Expenses
Interest	96,235	47,554
Depreciation and amortization	57,128	90,181
Operating expenses	243,976	362,612
	397,339	500,347

NET LOSS	$ (126,807)	$ (85,688)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (125,539)	$ (84,831)

Net loss allocated to other Partners	$ (1,268)	$ (857)

* Amounts include $125,539 and $84,831 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months ended March 31,
(Unaudited)

Series 3
	2008	2007

Revenues
Rental	$ 849,763	$ 799,708
Interest and other	24,793	21,953

	874,556	821,661

Expenses
Interest	88,083	99,028
Depreciation and amortization	208,948	219,832
Operating expenses	650,391	624,254
	947,422	943,114

NET LOSS	$ (72,866)	$ (121,453)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (72,137)	$ (120,238)

Net loss allocated to other partners	$ (729)	$ (1,215)

* Amounts include $72,137 and $120,238 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months ended March 31,
(Unaudited)

Series 4

	2008	2007

Revenues
Rental	$ 454,972	$ 443,978
Interest and other	16,927	28,939

	471,899	472,917

Expenses
Interest	104,836	119,934
Depreciation and amortization	139,858	136,177
Operating expenses	346,401	317,701
	591,095	573,812

NET LOSS	$ (119,196)	$ (100,895)

Net income loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (118,004)	$ (99,886)

Net loss allocated to other Partners	$ (1,192)	$ (1,009)

* Amounts include $118,004 and $99,886 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months ended March 31,
(Unaudited)

Series 5
	2008	2007

Revenues
Rental	$ 155,711	$ 148,980
Interest and other	7,037	6,066

	162,748	155,046

Expenses
Interest	55,142	13,929
Depreciation and amortization	81,192	92,450
Operating expenses	103,789	94,655
	240,123	201,034

NET LOSS	$ (77,375)	$ (45,988)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (76,601)	$ (45,528)

Net loss allocated to other Partners	$ (774)	$ (460)

* Amounts include $76,601 and $45,528 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months ended March 31,
(Unaudited)

Series 6
	2008	2007

Revenues
Rental	$ 295,584	$ 284,460
Interest and other	12,393	13,885

	307,977	298,345

Expenses
Interest	43,840	63,223
Depreciation and amortization	88,005	90,820
Operating expenses	240,219	220,242
	372,064	374,285

NET LOSS	$ (64,087)	$ (75,940)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (63,446)	$ (75,181)

Net loss allocated to other Partners	$ (641)	$ (759)

* Amounts include $63,446 and $75,181 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS - CONTINUED

June 30,2008
(Unaudited)

NOTE E - TAXABLE LOSS

The Partnership's taxable loss for the calendar year ended December 31, 2008 is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods. No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners and assignees individually.

NOTE F - PLAN OF LIQUIDATION

On April 27, 2007, BAC holders approved a Plan of Liquidation and Dissolution for the Partnership (the "Plan"). Pursuant to the Plan, the general partner may, without further action by the BAC holders, sell the remaining assets held by the Partnership. It is anticipated that sale of all the apartment complexes will be completed sometime in 2011. However, because of numerous uncertainties, the liquidation may take longer or shorter than expected, and the final liquidating distribution may occur months after all of the apartment complexes have been sold. Because the liquidation of the Partnership was not imminent, as of June 30, 2008, the financial statements are presented assuming the Partnership will continue as a going concern.

NOTE G - SUBSEQUENT EVENT

As of the report date, the Partnership has entered into agreements to either sell or transfer interests in seven Operating Partnerships. The estimated sales prices and other terms for the disposition of the Operating Partnerships have been determined. The estimated proceeds to be received for these seven Operating Partnerships is $600,720. The estimated gain on sales of the Operating Partnerships is $516,011 and the sales are expected to be recognized in the third or fourth quarter of 2008.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including our intentions, hopes, beliefs, expectations, strategies and predictions of our future activities, or other future events or conditions. These statements are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created by these acts. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, for example, the factors identified in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2008. Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

Liquidity

The Partnership's primary source of funds was the proceeds of its Public Offering. Other sources of liquidity include (i) interest earned on working capital reserves, and (ii) cash distributions from the Operating Partnerships in which the Partnership has invested. These sources of liquidity are available to meet the obligations of the Partnership.

The Partnership is currently accruing the annual partnership management fee. Partnership management fees accrued during the quarter ended June 30, 2008 were $66,297 and total partnership management fees accrued as of June 30, 2008 were $5,245,980. During the quarter ended June 30, 2008 $28,337 of accrued partnership management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Partnership receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Partnership's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Partnership. The Partnership is currently unaware of any trends, which would create insufficient liquidity to meet future third party obligations of the Partnership.

As of June 30, 2008, an affiliate of the general partner of the Partnership advanced a total of $823,865 to the Partnership to pay various operating expenses of the Partnership, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. During the quarter ended June 30, 2008 $1,500 was advanced. Below is a summary, by series, of the total advances made to date.

	Current Period	Total
Series 1	$ 1,500	$145,662
Series 3	-	473,703
Series 4	-	204,500
	$ 1,500	$823,865

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships. During the three months ended June 30, 2008 there were no payments made to an affiliate of the general partner.

Capital Resources

The Partnership offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on August 29, 1988. The Partnership received and accepted subscriptions for $97,746,940 representing 9,800,600 BACs from investors admitted as BAC Holders in Series 1 through Series 6 of the Partnership. Offers and sales of BACs in Series 1 through Series 6 of the Partnership were completed and the last of the BACs in Series 6 were issued by the Partnership on September 29, 1989. At June 30, 2008 and 2007 the Partnership had limited partnership equity interests in 39 and 47 Operating Partnerships, respectively.

As of June 30, 2008 the Partnership had $2,875,437 remaining in cash and cash equivalents. Below is a table, which provides, by series, the equity raised, number of BACs sold, final date BACs were offered, number of properties acquired, and cash and cash equivalents.

Series	Equity	BACs	Final Close Date	Number of Properties	Proceeds Remaining
1	$12,999,000	1,299,900	12/18/88	4	$ 72,394
2	8,303,000	830,300	03/30/89	3	869,717
3	28,822,000	2,882,200	03/14/89	15	130,103
4	29,788,160	2,995,300	07/07/89	8	115,436
5	4,899,000	489,900	08/22/89	2	499,196
6	12,935,780	1,303,000	09/29/89	7	1,188,591

	$97,746,940	9,800,600		39	$2,875,437

Results of Operations

At June 30, 2008 and 2007 the Partnership held limited partnership interests in 39 and 47 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which initially complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Partnership believes that there is adequate casualty insurance on the properties.

The Partnership incurs an annual partnership management fee to the general partner of the Partnership and/or its affiliates in an amount equal to 0.375% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various partnership management and reporting fees paid by the Operating Partnerships. The partnership management fees incurred and the reporting fees paid by the Operating Partnerships for the three and nine months ended June 30, 2008 are as follows:

	3 Months Management Fee Net of Reporting Fee	3 Months Reporting Fee
Series 1	5,860	-
Series 2	(30,671)	42,955
Series 3	16,657	1,250
Series 4	12,265	1,282
Series 5	(2,622)	8,437
Series 6	10,884	-
	$12,373	$ 53,924

The Partnership's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested. The Partnership's investments in Operating Partnerships have been made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 1

As of June 30, 2008 and 2007, the average Qualified Occupancy for the series was 100%. The series had a total of four properties at June 30, 2008, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2008 and 2007, Series 1 reflects net loss from Operating Partnerships of $(22,640) and $(66,882), respectively, which includes depreciation and amortization of $55,822 and $115,820, respectively. This is an interim period estimate and it is not indicative of the final year end results.

In July 2007, the investment general partner transferred their investment limited partnership's interest in Apple Hill Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,439,775 and cash proceeds to the investment limited partnership of $20,000. Of the total proceeds, $7,500 was paid to BCAMLP for expenses related to the transfer, which includes legal costs. The remaining proceeds of $12,500 was returned to cash reserves held by Series 1. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid partnership management fees, and accrued but unpaid expenses of the investment limited partnership. After all outstanding obligations of the investment limited partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the property was recorded of $12,500 as of July 31, 2007.

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

In December 2007, the investment general partner of Elk Rapids II consented to the conveyance of the property in lieu of mortgage acceleration and foreclosure. The conveyance of the property in lieu of mortgage acceleration occurred on April 3, 2008 and the ownership was transferred to Rural Development. Throughout 2006 and 2007 the investment general partner worked closely with the operating general partner in an effort to find a potential buyer of the property. However, due to unstable economic conditions in the Michigan area, they were unsuccessful in finding a buyer to purchase the property. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $0 as of June 30, 2008.

Series 2

As of June 30, 2008 and 2007, the average Qualified Occupancy for the series was 100%. The series had a total of three properties at June 30, 2008, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2008 and 2007, Series 2 reflects net loss from Operating Partnerships of $(126,807) and $(85,688), respectively, which includes depreciation and amortization of $57,128 and $90,181, respectively. This is an interim period estimate and it is not indicative of the final year end results.

In September 2007, the investment general partner of Calexico Associates approved an agreement to sell the property and the transaction is anticipated to close in September 2008. The anticipated sales price for the property is $2,051,000, which includes the outstanding mortgage balance of approximately $1,511,000, cash proceeds to the operating general partner of $270,000, and cash proceeds to the investment limited partnerships of $210,600 and $59,400 to Series 2 and Series 5, respectively. Of the total proceeds to be received, $2,464 and $695, respectively, represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, it is anticipated that $11,700 and $3,300 from Series 2 and Series 5, respectively, will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $196,436 and $55,405 is anticipated to be returned to cash reserves held by Series 2 and Series 5, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In September 2007, the investment general partner of Heber II Associates approved an agreement to sell the property and the transaction is anticipated to close in September 2008. The anticipated sales price for the property is $1,422,000, which includes the outstanding mortgage balance of approximately $1,062,000, cash proceeds to the operating general partner of $180,000, and cash proceeds to the investment limited partnership of $180,000. Of the total proceeds anticipated to be received, $550 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, it is anticipated that $15,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $164,450 is anticipated to be returned to cash reserves held by Series 2. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

Annadale Housing Partners (King's View Apartments) is a 222-apartment property in Fresno, CA. The property's occupancy has been an issue at Annadale for several years but saw a steady decline in 2007 averaging 79% for the year. King's View Apartments is located in one of the most violent gang and high crime areas in the city of Fresno, and crime has increased substantially in the past two years. Management spends $11,500 per month on average for private security. The operating general partner estimates that in reality the site requires $30,000-$60,000 per month in private security to effectively secure the property. Management has been working closely with the police department, which has diverted resources from other areas of the city to the King's View neighborhood. The increase in police presence has had a positive impact and has led to a decrease in gang related activity in the neighborhood. A new site manager has made strides in evicting problematic tenants. Management continues to work with police, the City of Fresno, and the Housing Development Departments for additional support. As a result of the efforts of management, occupancy has increased to 93% in second quarter of 2008. As a result, the property is operating above breakeven for the first two quarters. The investment general partner will continue to monitor occupancy and management's efforts to improve operations.

In February 2008, the investment general partner of Mecca Apartments approved an agreement to sell the property and the transaction closed in April 2008. The sales price of the property was $3,040,000 which includes the outstanding mortgage balance of approximately $2,515,935 and cash proceeds to the investment limited partner of $448,000. Of the total proceeds received,$41,892 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, it is anticipated that $15,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $391,108 will be returned to cash reserves held by Series 2. In addition, Series 2 received $284,685 in additional proceeds from the Mecca Apartments cash reserve account. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $675,793 as of June 30, 2008.

In June 2008, the investment general partner of McKinleyville Associates entered into an agreement to transfer its interest to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,709,572 and cash proceeds to the investment limited partner of $81,504. Of the total proceeds received, $890 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $15,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $65,614 will be returned to cash reserves held by Series 2. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. In addition, the investment general partner on behalf of the investment limited partnership entered into a contingent interest agreement with the Operating Partnership for receipt of a residual payment. Under the terms of the contingent interest agreement, if the property owned by the Operating Partnership is refinanced or sold, on or before June 30, 2013, there would be a residual payment of 50% of the capital transaction proceeds distributable to the investment limited partnership in accordance with the contingent interest agreement. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $65,614 as of June 30, 2008.

Series 3.

As of June 30, 2008 and 2007, the average Qualified Occupancy for the series was 100%. The series had a total of fifteen properties at June 30, 2008, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2008 and 2007, Series 3 reflects net loss from Operating Partnerships of $(72,866) and $(121,453), respectively, which includes depreciation and amortization of $208,948 and $219,832, respectively. This is an interim period estimate and it is not indicative of the final year end results.

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

Vassar LDHA LP (Manor Ridge Apartments) is a 32-unit senior property located in Vassar, MI. The property operated below breakeven in 2007 due to declining occupancy and poor on-site management. The property has experienced high on-site management turnover since December 2006. In September 2007, a new site manager was hired. Since taking over, she has focused on improving resident relations and increasing outreach to the community. The new manager has over five years of commercial management experience and has undergone Rural Development's tax credit training program. She has contacted each resident on a one-on-one basis, and Manor Ridge has joined the Chamber of Commerce to boost resident involvement and awareness. However, improving physical occupancy is still a struggle for the property because of the area's deteriorating economic conditions which results in a lack of qualified residents. Most residents are not able to pay full rental rates, and require rental assistance. As a result, physical occupancy averaged 77% for 2007 and 85% for the first quarter of 2008. Through the second quarter physical average occupancy remain stable at 84%, and as of June 2008 the property was 85% occupied. Below breakeven operations resulted in an under-funded tax and insurance escrow account and delinquent 2007 real estate taxes. In January 2008 management submitted a workout payment plan to Rural Development. As of the end of second quarter 2008, the plan was still in review. Management is working to allocate any available rental assistance and Section 8 tenants to the property. They are in continuous contact with numerous agencies that offer rental assistance in hopes of obtaining qualified residents. In addition, rental concessions are being offered in the form of a free month's rent and reduced security deposits. Also, to boost the curb appeal of the property, some exterior improvements are being completed. The property expects occupancy to reach 90% by the fourth quarter of 2008. The operating general partner's operating deficit guarantee is unlimited in time and amount. The partnership's mortgage payments are current. On December 31, 2003, the 15-year low income housing tax credit compliance period expired.

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

Series 4

As of June 30, 2008 and 2007, the average Qualified Occupancy for the series was 100%. The series had a total of eight properties at June 30, 2008, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2008 and 2007, Series 4 reflects net loss from Operating Partnerships of $(119,196) and $(100,895), respectively, which includes depreciation and amortization of $139,858 and $136,177, respectively. This is an interim period estimate and it is not indicative of the final year end results.

Clearview Apartments, LP, (Clear View Apartments) is a 24-unit property located in Monte Vista, Colorado. In 2007, physical occupancy fluctuated from 75% to 79% with average occupancy for the year of 78%. Despite low occupancy, the property was still able to operate above breakeven due to low operating expenses. Through first quarter 2008 occupancy increased to 91%. Physical occupancy continued to remain stable at 91% through second quarter 2008 and as of June this property was 92% occupied. In 2008, this property was approved for a 2% rental increase resulting in an increase to rental income. However, along with rental increases, the property's operating expenses increased significantly due to overall increases in utility costs in the area. As a result this property operated below breakeven through second quarter 2008. Management is looking for alternative ways to reduce usage of utilities such as distrubuting bi-weekly newsletter, which outlines useful tips on how to reduce usage of water and electricity. Additionally, as part of marketing efforts, on-site management maintains close contact with the local housing authority. The property is also being advertised in local newspapers and flyers are being distributed in local diners and community centers. Mortgage payments, real estate taxes and insurance payments are current. On December 31, 2004, the 15-year low income housing tax credit compliance period expired.

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

Series 5

As of June 30, 2008 and 2007, the average Qualified Occupancy for the series was 100%. The series had a total of two properties at June 30, 2008, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2008 and 2007, Series 5 reflects net loss from Operating Partnerships of $(77,375) and $(45,988), respectively, which includes depreciation and amortization of $81,192 and $92,450, respectively. This is an interim period estimate and it is not indicative of the final year end results.

In April of 2007, the investment general partner transferred their investment limited partnership's interest in TKO Investment V LP to an entity affiliated with the operating general partner for the assumption of the outstanding mortgage balance of approximately $345,000 and cash proceeds to the investment limited partnership of $950,000. Of the total proceeds received $15,000 represent reporting fees due to an affiliate of the investment limited partnership and the balance represent proceeds from the transfer. Of the remaining proceeds $15,000 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs and $7,000 was paid to a third party entity for an appraisal fee. The remaining proceeds of $913,000 was returned to cash reserves held by Series 5. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid partnership management fees, and accrued but unpaid expenses of the investment limited partnership. After all outstanding obligations of the investment limited partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $913,000 as of June 30, 2007.

In September 2007, the investment general partner of Calexico Associates approved an agreement to sell the property and the transaction is anticipated to close in September 2008. The anticipated sales price for the property is $2,051,000, which includes the outstanding mortgage balance of approximately $1,511,000, cash proceeds to the operating general partner of $270,000, and cash proceeds to the investment limited partnerships of $210,600 and $59,400 to Series 2 and Series 5, respectively. Of the total proceeds to be received, $2,464 and $695, respectively, represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, it is anticipated that $11,700 and $3,300 from Series 2 and Series 5, respectively, will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $196,436 and $55,405 is anticipated to be returned to cash reserves held by Series 2 and Series 5, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

Annadale Housing Partners (King's View Apartments) is a 222-apartment property in Fresno, CA. The property's occupancy has been an issue at Annadale for several years but saw a steady decline in 2007 averaging 79% for the year. King's View Apartments is located in one of the most violent gang and high crime areas in the city of Fresno, and crime has increased substantially in the past two years. Management spends $11,500 per month on average for private security. The operating general partner estimates that in reality the site requires $30,000-$60,000 per month in private security to effectively secure the property. Management has been working closely with the police department, which has diverted resources from other areas of the city to the King's View neighborhood. The increase in police presence has had a positive impact and has led to a decrease in gang related activity in the neighborhood. A new site manager has made strides in evicting problematic tenants. Management continues to work with police, the City of Fresno, and the Housing Development Departments for additional support. As a result of the efforts of management, occupancy has increased to 93% in second quarter of 2008. As a result, the property is operating above breakeven for the first two quarters. The investment general partner will continue to monitor occupancy and management's efforts to improve operations.

In June 2008, the investment general partner entered into an agreement to transfer its interest in Point Arena Associates to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,160,129 and cash proceeds to the investment limited partner of $42,336. Of the total proceeds received, $8,341 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $15,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $18,995 will be returned to cash reserves held by Series 5. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. In addition, the investment general partner on behalf of the investment limited partnership entered into a contingent interest agreement with the Operating Partnership for receipt of a residual payment. Under the terms of the contingent interest agreement, if the property owned by the Operating Partnership is refinanced or sold, on or before June 30, 2013, there would be a residual payment of 50% of the capital transaction proceeds distributable to the investment limited partnership in accordance with the contingent interest agreement. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $18,995 as of June 30, 2008.

Series 6

As of June 30, 2008 and 2007, the average Qualified Occupancy for the series was 100%. The series had a total of seven properties at June 30, 2008, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2008 and 2007, Series 6 reflects net loss from Operating Partnerships of $(64,087) and $(75,940), respectively, which includes depreciation and amortization of $88,005 and $90,820, respectively. This is an interim period estimate and it is not indicative of the final year end results.

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

In May 2008, the investment general partner entered into an agreement to transfer its interest in Briarwood Estates, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $547,558 and anticipated cash proceeds to the investment partnership of $25,680. The transaction is anticipated to close in August 2008. Of the total proceeds anticipated to be received, it is anticipated that $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $20,680 is anticipated to be returned to cash reserves held by Series 6. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In May 2008, the investment general partner entered into an agreement to transfer its interest in Kearney Properties II LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $348,368 and anticipated cash proceeds to the investment partnership of $17,120. The transaction is anticipated to close in August 2008. Of the total proceeds anticipated to be received, it is anticipated that $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $12,120 is anticipated to be returned to cash reserves held by Series 6. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In May 2008, the investment general partner entered into an agreement to transfer its interest in Pleasant Hill Properties LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $541,802 and anticipated cash proceeds to the investment partnership of $25,680. The transaction is anticipated to close in August 2008. Of the total proceeds anticipated to be received, it is anticipated that $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $20,680 is anticipated to be returned to cash reserves held by Series 6. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In May 2008, the investment general partner entered into an agreement to transfer its interest in Socorro Properties, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,200,586 and anticipated cash proceeds to the investment partnership of $34,240. The transaction is anticipated to close in August 2008. Of the total proceeds anticipated to be received, it is anticipated that $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $29,240 is anticipated to be returned to cash reserves held by Series 6. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

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

In February 2007 the FASB issued SFAS 159 "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value election is designed to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Partnership does not expect to elect the fair value option.

On December 4, 2007, the FASB issued Statement No. 141R, "Business Combinations" ("SFAS 141 R"). This statement changes the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, and disallowing the capitalization of transaction costs and delays when restructurings related to acquisitions can be recognized. The standard is effective for fiscal years ending after December 15, 2008. The Partnership is currently evaluating the impact of the adoption of SFAS 141 R on its financial statements. However, the Partnership does not expect SFAS 141R to have a material impact on the Fund's statement of operations or financial position.

On December 4, 2007, the FASB issued Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 replaces the concept of minority interest with noncontrolling interests in subsidiaries. Noncontrolling interests will now be reported as a component of equity in the consolidated statement of financial position. Earnings attributable to noncontrolling interests will continue to be reported as a part of consolidated earnings; however, SFAS 160 requires that income attributable to both controlling and noncontrolling interests be presented separately on the face of the consolidated income statement. In addition, SFAS 160 provides that when losses attributable to noncontrolling interests exceed the noncontrolling interest's basis, losses continue to be attributed to the noncontrolling interest as opposed to being absorbed by the consolidating entity. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 is effective for the first annual reporting period beginning on or after December 15, 2008. However, the Partnership does not expect SFAS 160 to have a material impact on the Fund's financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4T.	Controls & Procedures

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

There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended June 30, 2008 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our Form 10-K for the fiscal year ended March 31, 2008.

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

Boston Capital Tax Credit Fund Limited Partnership

	By:	Boston Capital Associates Limited Partnership, General Partner

	By:	BCA Associates Limited Partnership, General Partner

	By:	C&M Management, Inc., General Partner

Date: August 19, 2008	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of
1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

August 19, 2008	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), C&M Management Inc.; Director, President (Principal Executive Officer) BCTC Assignor Corp.

DATE:	SIGNATURE:	TITLE:

August 19, 2008	/s/ Marc N. Teal Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer), C&M Management Inc; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC Assignor Corp.