Form 10-Q
period 2008-09-30
BOSTON CAPITAL TAX CREDIT FUND LTD PARTNERSHIP
filed 2008-11-14
CIK 835095

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended September 30, 2008

                                             or

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

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2008

TABLE OF CONTENTS
FOR THE QUARTER ENDED SEPTEMBER 30, 2008

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

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2008

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

Note E Taxable Loss 48

Note F Plan of Liquidation 48

Note G Subsequent Event 48

Item 2. Management's Discussion and Analysis of Financial Condition and

Results of Operations

Liquidity 50

Capital Resources 51

Results of Operations 52

Principal Accounting Policies 63

Recent Accounting Changes 64

Item 3. Quantitative and Qualitative 65

Item 4T. Controls and Procedures 65

Part II Other Information 66

Item 1. Legal Proceedings 66

Item 1A. Risk Factors 66

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds 66

Item 3. Defaults Upon Senior Securities 66

Item 4. Submission of Matters to a Vote of Security Holders 66

Item 5. Other Information 66

Item 6. Exhibits 66

Signatures 67

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

	September 30, 2008 (Unaudited)	March 31, 2008 (Audited)
ASSETS
Cash and cash equivalents	$ 2,831,186	$ 2,019,542
Other assets	349,084	206

	$ 3,180,270	$ 2,019,748

LIABILITIES

Accounts payable	$ 20,000	$ 2,286
Accounts payable affiliates (note C)	6,107,589	6,030,385

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 9,800,600 issued and outstanding	(2,127,086)	(3,181,750)
General Partner	(820,233)	(831,173)
	(2,947,319)	(4,012,923)
	$ 3,180,270	$ 2,019,748

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 1

	September 30, 2008 (Unaudited)	March 31, 2008 (Audited)
ASSETS
Cash and cash equivalents	$ 56,486	$ 73,958
Other assets	-	-

	$ 56,486	$ 73,958

LIABILITIES

Accounts payable	$ -	$ 381
Accounts payable affiliates (note C)	2,562,867	2,548,573

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 1,299,900 issued and outstanding	(2,368,484)	(2,337,413)
General Partner	(137,897)	(137,583)
	(2,506,381)	(2,474,996)
	$ 56,486	$ 73,958

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 2

	September 30, 2008 (Unaudited)	March 31, 2008 (Audited)
ASSETS
Cash and cash equivalents	$ 819,627	$ 68,416
Other assets	303,199	-

	$ 1,122,826	$ 68,416

LIABILITIES

Accounts payable	$ -	$ 381
Accounts payable affiliates (note C)	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 830,300 issued and outstanding	1,177,810	133,815
General Partner	(54,984)	(65,780)
	1,122,826	68,035
	$ 1,122,826	$ 68,416

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 3

	September 30, 2008 (Unaudited)	March 31, 2008 (Audited)
ASSETS
Cash and cash equivalents	$ 111,171	$ 99,323
Other assets	-	-

	$ 111,171	$ 99,323

LIABILITIES

Accounts payable	$ -	$ 381
Accounts payable affiliates (note C)	2,760,268	2,724,454

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 2,882,200 issued and outstanding	(2,389,788)	(2,366,439)
General Partner	(259,309)	(259,073)
	(2,649,097)	(2,625,512)
	$ 111,171	$ 99,323

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 4

	September 30, 2008 (Unaudited)	March 31, 2008 (Audited)
ASSETS
Cash and cash equivalents	$ 106,174	$ 118,328
Other assets	206	206

	$ 106,380	$ 118,534

LIABILITIES

Accounts payable	$ -	$ 381
Accounts payable affiliates (note C)	784,454	757,358

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 2,995,300 issued and outstanding	(423,130)	(384,650)
General Partner	(254,944)	(254,555)
	(678,074)	(639,205)
	$ 106,380	$ 118,534

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 5

	September 30, 2008 (Unaudited)	March 31, 2008 (Audited)
ASSETS
Cash and cash equivalents	$ 469,679	$ 462,710
Other assets	45,679	-

	$ 515,358	$ 462,710

LIABILITIES

Accounts payable	$ -	$ 381
Accounts payable affiliates (note C)	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 489,900 issued and outstanding	551,918	499,456
General Partner	(36,560)	(37,127)
	515,358	462,329
	$ 515,358	$ 462,710

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 6

	September 30, 2008 (Unaudited)	March 31, 2008 (Audited)
ASSETS
Cash and cash equivalents	$ 1,268,049	$ 1,196,807
Other assets	-	-

	$ 1,268,049	$ 1,196,807

LIABILITIES

Accounts payable	$ 20,000	$ 381
Accounts payable affiliates (note C)	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 1,303,000 issued and outstanding	1,324,588	1,273,481
General Partner	(76,539)	(77,055)
	1,248,049	1,196,426
	$ 1,268,049	$ 1,196,807

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

	2008	2007

Income
Interest income	$ 12,305	$ 22,241
Miscellaneous income	14,898	(600)
	27,203	21,641

Share of income from Operating Partnerships(Note D)	456,406	12,500

Expenses
Professional fees	84,541	81,946
Partnership management fees (Note C)	52,452	65,163
General and administrative fees	26,218	38,517
	163,211	185,626

NET INCOME (LOSS)	$ 320,398	$ (151,485)

Net income (loss) allocated to assignees	$ 317,193	$ (149,969)

Net income (loss) allocated to general partner	$ 3,205	$ (1,516)

Net income (loss) per BAC	$ .03	$ (.02)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,

(Unaudited)

Series 1

	2008	2007

Income
Interest income	$ 355	$ 322
Miscellaneous income	-	-
	355	322

Share of income from Operating Partnerships(Note D)	-	12,500

Expenses
Professional fees	14,283	13,854
Partnership management fees (Note C)	5,016	4,450
General and administrative fees	3,897	5,477
	23,196	23,781

NET INCOME (LOSS)	$ (22,841)	$ (10,959)

Net income (loss) allocated to assignees	$ (22,613)	$ (10,849)

Net income (loss) allocated to general partner	$ (228)	$ (110)

Net income (loss) per BAC	$ (.02)	$ (.01)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,

(Unaudited)

Series 2

	2008	2007

Income
Interest income	$ 2,596	$ 1,882
Miscellaneous income	-	-
	2,596	1,882

Share of income from Operating Partnerships(Note D)	325,008	-

Expenses
Professional fees	11,763	11,414
Partnership management fees (Note C)	3,944	12,930
General and administrative fees	3,306	4,125
	19,013	28,469

NET INCOME (LOSS)	$ 308,591	$ (26,587)

Net income (loss) allocated to assignees	$ 305,505	$ (26,321)

Net income (loss) allocated to general partner	$ 3,086	$ (266)

Net income (loss) per BAC	$ .37	$ (.03)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 3

	2008	2007

Income
Interest income	$ 543	$ 1,446
Miscellaneous income	2,321	-
	2,864	1,446

Share of income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	16,942	16,606
Partnership management fees (Note C)	16,107	18,999
General and administrative expenses	6,654	11,210
	39,703	46,815

NET INCOME (LOSS)	$ (36,839)	$ (45,369)

Net income (loss) allocated to assignees	$ (36,471)	$ (44,915)

Net income (loss) allocated to general partner	$ (368)	$ (454)

Net income (loss) per BAC	$ (.01)	$ (.02)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,

(Unaudited)

Series 4

	2008	2007

Income
Interest income	$ 574	$ 1,863
Miscellaneous income	12,577	-
	13,151	1,863

Share of income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	16,502	16,165
Partnership management fees (Note C)	13,278	11,999
General and administrative fees	6,185	10,192
	35,965	38,356

NET INCOME (LOSS)	$ (22,814)	$ (36,493)

Net income (loss) allocated to assignees	$ (22,586)	$ (36,128)

Net income (loss) allocated to general partner	$ (228)	$ (365)

Net income (loss) per BAC	$ (.01)	$ (.01)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 5

	2008	2007

Income
Interest income	$ 2,321	$ 4,821
Miscellaneous income	-	-
	2,321	4,821

Share of income from Operating Partnerships(Note D)	48,678	-

Expenses
Professional fees	10,352	9,873
Partnership management fees (Note C)	3,222	5,751
General and administrative fees	2,583	2,690
	16,157	18,314

NET INCOME (LOSS)	$ 34,842	$ (13,493)

Net income (loss) allocated to assignees	$ 34,494	$ (13,358)

Net income (loss) allocated to general partner	$ 348	$ (135)

Net income (loss) per BAC	$ .07	$ (0.03)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,

(Unaudited)

Series 6

	2008	2007

Income
Interest income	$ 5,916	$ 11,907
Miscellaneous income	-	(600)
	5,916	11,307

Share of income from Operating Partnerships(Note D)	82,720	-

Expenses
Professional fees	14,699	14,034
Partnership management fees (Note C)	10,885	11,034
General and administrative expenses	3,593	4,823
	29,177	29,891

NET INCOME (LOSS)	$ 59,459	$ (18,584)

Net income (loss) allocated to assignees	$ 58,864	$ (18,398)

Net income (loss) allocated to general partner	$ 595	$ (186)

Net income (loss) per BAC	$ .05	$ (.01)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

	2008	2007

Income
Interest income	$ 23,220	$ 36,949
Miscellaneous income	49,978	877
	73,198	37,826

Share of income from Operating Partnerships(Note D)	1,216,808	925,500

Expenses
Professional fees	84,974	91,569
Partnership management fees (Note C)	64,823	117,403
General and administrative fees	46,087	71,869
	195,884	280,841

NET INCOME (LOSS)	$ 1,094,122	$ 682,485

Net income (loss) allocated to assignees	$ 1,083,182	$ 675,660

Net income (loss) allocated to general partner	$ 10,940	$ 6,825

Net income (loss) per BAC	$ .11	$ .07

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 1

	2008	2007

Income
Interest income	$ 708	$ 550
Miscellaneous income	-	-
	708	550

Share of income from Operating Partnerships(Note D)	-	12,500

Expenses
Professional fees	14,282	15,453
Partnership management fees (Note C)	10,875	14,263
General and administrative fees	6,936	10,687
	32,093	40,403

NET INCOME(LOSS)	$ (31,385)	$ (27,353)

Net income (loss) allocated to assignees	$ (31,071)	$ (27,079)

Net income (loss) allocated to general partner	$ (314)	$ (274)

Net income (loss) per BAC	$ (.02)	$ (.02)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 2

	2008	2007

Income
Interest income	$ 4,021	$ 4,453
Miscellaneous income	-	-
	4,021	4,453

Share of income from Operating Partnerships(Note D)	1,066,415	-

Expenses
Professional fees	11,762	13,007
Partnership management fees (Note C)	(26,727)	23,317
General and administrative fees	5,774	8,929
	(9,191)	45,253

NET INCOME(LOSS)	$ 1,079,627	$ (40,800)

Net income (loss) allocated to assignees	$ 1,068,831	$ (40,392)

Net income (loss) allocated to general partner	$ 10,796	$ (408)

Net income (loss) per BAC	$ 1.29	$ (.05)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 3

	2008	2007

Income
Interest income	$ 1,021	$ 2,740
Miscellaneous income	37,036	1,301
	38,057	4,041

Share of income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	17,189	18,230
Partnership management fees (Note C)	32,764	34,748
General and administrative expenses	11,689	18,361
	61,642	71,339

NET INCOME(LOSS)	$ (23,585)	$ (67,298)

Net income (loss) allocated to assignees	$ (23,349)	$ (66,625)

Net income (loss) allocated to general partner	$ (236)	$ (673)

Net income (loss) per BAC	$ (.01)	$ (.02)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 4

	2008	2007

Income
Interest income	$ 1,149	$ 4,558
Miscellaneous income	12,942	176
	14,091	4,734

Share of income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	16,691	17,785
Partnership management fees (Note C)	25,543	25,277
General and administrative fees	10,726	17,049
	52,960	60,111

NET INCOME(LOSS)	$ (38,869)	$ (55,377)

Net income (loss) allocated to assignees	$ (38,480)	$ (54,823)

Net income (loss) allocated to general partner	$ (389)	$ (554)

Net income (loss) per BAC	$ (.01)	$ (.02)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 5

	2008	2007

Income
Interest income	$ 4,574	$ 6,116
Miscellaneous income	-	-
	4,574	6,116

Share of income from Operating Partnerships(Note D)	67,673	913,000

Expenses
Professional fees	10,351	11,462
Partnership management fees (Note C)	599	(2,120)
General and administrative fees	4,586	7,022
	15,536	16,364

NET INCOME(LOSS)	$ 56,711	$ 902,752

Net income (loss) allocated to assignees	$ 56,144	$ 893,724

Net income (loss) allocated to general partner	$ 567	$ 9,028

Net income (loss) per BAC	$ .11	$ 1.82

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 6

	2008	2007

Income
Interest income	$ 11,747	$ 18,532
Miscellaneous income	-	(600)
	11,747	17,932

Share of income from Operating Partnerships(Note D)	82,720	-

Expenses
Professional fees	14,699	15,632
Partnership management fees (Note C)	21,769	21,918
General and administrative expenses	6,376	9,821
	42,844	47,371

NET INCOME(LOSS)	$ 51,623	$ (29,439)

Net income (loss) allocated to assignees	$ 51,107	$ (29,145)

Net income (loss) allocated to general partner	$ 516	$ (294)

Net income (loss) per BAC	$ .04	$ (.02)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2008

(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2008	$(3,181,750)	$ (831,173)	$(4,012,923)

Distributions	(28,518)	-	(28,518)

Net income (loss)	1,083,182	10,940	1,094,122

Partners' capital (deficit), September 30, 2008	$(2,127,086)	$ (820,233)	$(2,947,319)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2008

(Unaudited)

	Assignees	General Partner	Total
Series 1
Partners' capital (deficit) April 1, 2008	$(2,337,413)	$ (137,583)	$(2,474,996)

Distributions	-	-	-

Net income (loss)	(31,071)	(314)	(31,385)

Partners' capital (deficit), September 30, 2008	$(2,368,484)	$ (137,897)	$(2,506,381)

Series 2
Partners' capital (deficit) April 1, 2008	$ 133,815	$ (65,780)	$ 68,035

Distributions	(24,836)	-	(24,836)

Net income (loss)	1,068,831	10,796	1,079,627

Partners' capital (deficit), September 30, 2008	$ 1,177,810	$ (54,984)	$ 1,122,826

The accompanying notes are an integral part of these statements.

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2008

(Unaudited)

	Assignees	General Partner	Total
Series 3
Partners' capital (deficit) April 1, 2008	$(2,366,439)	$ (259,073)	$(2,625,512)

Distributions	-	-	-

Net income (loss)	(23,349)	(236)	(23,585)

Partners' capital (deficit), September 30, 2008	$(2,389,788)	$ (259,309)	$(2,649,097)

Series 4
Partners' capital (deficit) April 1, 2008	$ (384,650)	$ (254,555)	$ (639,205)

Distributions	-	-	-

Net income (loss)	(38,480)	(389)	(38,869)

Partners' capital (deficit), September 30, 2008	$ (423,130)	$ (254,944)	$ (678,074)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2008

(Unaudited)

	Assignees	General Partner	Total
Series 5
Partners' capital (deficit) April 1, 2008	$ 499,456	$ (37,127)	$ 462,329

Distributions	(3,682)	-	(3,682)

Net income (loss)	56,144	567	56,711

Partners' capital (deficit), September 30, 2008	$ 551,918	$ (36,560)	$ 515,358

Series 6
Partners' capital (deficit) April 1, 2008	$ 1,273,481	$ (77,055)	$ 1,196,426

Distributions	-	-	-

Net income (loss)	51,107	516	51,623

Partners' capital (deficit), September 30, 2008	$ 1,324,588	$ (76,539)	$ 1,248,049

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS
Six Months Ended September 30,

(Unaudited)

	2008	2007
Cash flows from operating activities:

Net Income (Loss)	$ 1,094,122	$ 682,485
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (Income) Loss from Operating Partnerships	(1,216,808)	(925,500)
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	17,714	(2,500)
Decrease (Increase) in other assets	-	416,080
Increase (Decrease) in accounts payable affiliates	77,204	(638,585)

Net cash (used in) provided by operating activities	(27,768)	(468,020)

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	867,930	925,500

Net cash (used in) provided by investing activity	867,930	925,500

Cash flows from financing activity:

Distributions	(28,518)	-

Net cash (used in) provided by financing activity	(28,518)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	811,644	457,480

Cash and cash equivalents, beginning	2,019,542	1,764,394

Cash and cash equivalents, ending	$ 2,831,186	$2,221,874

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 1

	2008	2007
Cash flows from operating activities:

Net Income (Loss)	$ (31,385)	$ (27,353)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (Income) Loss from Operating Partnerships	-	(12,500)
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	(381)	-
Decrease (Increase) in other assets	-	-
Increase (Decrease) in accounts payable affiliates	14,294	25,527

Net cash (used in) provided by operating activities	(17,472)	(14,326)

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	-	12,500

Net cash (used in) provided by investing activity	-	12,500

Cash flows from financing activity:

Distributions	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(17,472)	(1,826)

Cash and cash equivalents, beginning	73,958	31,254

Cash and cash equivalents, ending	$ 56,486	$ 29,428

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 2

	2008	2007
Cash flows from operating activities:

Net Income (Loss)	$ 1,079,627	$ (40,800)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (Income) Loss from Operating Partnerships	(1,066,415)	-
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	(381)	-
Decrease (Increase) in other assets	-	-
Increase (Decrease) in accounts payable affiliates	-	(109,140)

Net cash (used in) provided by operating activities	12,831	(149,940)

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	763,216	-

Net cash (used in) provided by investing activity	763,216	-

Cash flows from financing activity:

Distributions	(24,836)	-

Net cash (used in) provided by financing activity	(24,836)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	751,211	(149,940)

Cash and cash equivalents, beginning	68,416	337,414

Cash and cash equivalents, ending	$ 819,627	$ 187,474

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 3

	2008	2007
Cash flows from operating activities:

Net Income (Loss)	$ (23,585)	$ (67,298)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (Income) Loss from Operating Partnerships	-	-
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	(381)	(2,500)
Decrease (Increase) in other assets	-	-
Increase (Decrease) in accounts payable affiliates	35,814	38,000

Net cash (used in) provided by operating activities	11,848	(31,798)

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	-	-

Net cash (used in) provided by investing activity	-	-

Cash flows from financing activity:

Distributions	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,848	(31,798)

Cash and cash equivalents, beginning	99,323	169,122

Cash and cash equivalents, ending	$ 111,171	$ 137,324

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 4

	2008	2007
Cash flows from operating activities:

Net Income (Loss)	$ (38,869)	$ (55,377)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (Income) Loss from Operating Partnerships	-	-
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	(381)	-
Decrease (Increase) in other assets	-	-
Increase (Decrease) in accounts payable affiliates	27,096	(118,268)

Net cash (used in) provided by operating activities	(12,154)	(173,645)

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	-	-

Net cash (used in) provided by investing activity	-	-

Cash flows from financing activity:

Distributions	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(12,154)	(173,645)

Cash and cash equivalents, beginning	118,328	354,790

Cash and cash equivalents, ending	$ 106,174	$ 181,145

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 5

	2008	2007
Cash flows from operating activities:

Net Income (Loss)	$ 56,711	$ 902,752
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (Income) Loss from Operating Partnerships	(67,673)	(913,000)
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	(381)	-
Decrease (Increase) in other assets	-	-
Increase (Decrease) in accounts payable affiliates	-	(439,048)

Net cash (used in) provided by operating activities	(11,343)	(449,296)

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	21,994	913,000

Net cash (used in) provided by investing activity	21,994	913,000

Cash flows from financing activity:

Distributions	(3,682)	-

Net cash (used in) provided by financing activity	(3,682)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,969	463,704

Cash and cash equivalents, beginning	462,710	12,636

Cash and cash equivalents, ending	$ 469,679	$ 476,340

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 6

	2008	2007
Cash flows from operating activities:

Net Income (Loss)	$ 51,623	$ (29,439)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (Income) Loss from Operating Partnerships	(82,720)	-
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	19,619	-
Decrease (Increase) in other assets	-	416,080
Increase (Decrease) in accounts payable affiliates	-	(35,656)

Net cash (used in) provided by operating activities	(11,478)	350,985

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	82,720	-

Net cash (used in) provided by investing activity	82,720	-

Cash flows from financing activity:

Distributions	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	71,242	350,985

Cash and cash equivalents, beginning	1,196,807	859,178

Cash and cash equivalents, ending	$ 1,268,049	$ 1,210,163

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS
September 30, 2008

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
September 30,2008
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of September 30, 2008 and for the six months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Partnership in acquiring the investments in Operating Partnerships are capitalized to the investment account. The Partnership's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's Annual Report on Form 10-K.

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has entered into several transactions with various affiliates of the general partner of the Partnership, including Boston Capital Holdings LP, Boston Capital Partners, Inc. and Boston Capital Asset Management Limited Partnership.

Accounts payable - affiliates at September 30, 2008 and 2007 represents accrued general and administrative expenses, accrued partnership management fees, and advances from an affiliate of the general partner of the Partnership, which are payable to Boston Capital Holdings LP and Boston Capital Asset Management Limited Partnership.

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2008
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

An annual partnership management fee based on .375 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. Since reporting fees collected by the series were added to reserves and not paid to Boston Capital Asset Management Limited Partnership, the amounts accrued are not net of reporting fees received. The partnership management fee accrued for the quarters ended September 30, 2008 and 2007 are as follows:

	2008	2007

Series 1	$ 5,016	$ 11,385
Series 2	8,682	12,930
Series 3	17,907	18,999
Series 4	13,548	13,548
Series 5	4,273	5,815
Series 6	10,885	10,884

	$ 60,311	$ 73,561

The partnership management fees paid for the quarters ended September 30, 2008 and 2007 are as follows:
	2008	2007
Series 1	$ -	$ -
Series 2	9,328	-
Series 3	-	-
Series 4	-	-
Series 5	4,273	13,281
Series 6	10,885	57,424
	$ 24,486	$ 70,705

The partnership management fees paid for the six months ended September 30, 2008 and 2007 are as follows:
	2008	2007
Series 1	$ -	$ -
Series 2	20,966	50,000
Series 3	-	-
Series 4	-	100,000
Series 5	10,088	449,396
Series 6	21,769	57,424
	$ 52,823	$656,820

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30,2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At September 30, 2008 and 2007, the Partnership had limited partnership interests in 32 and 46 Operating Partnerships, respectively, which own operating apartment complexes as follows:

Series	2008	2007
1	4	7
2	1	5
3	15	16
4	8	8
5	1	3
6	3	7
	32	46

Under the terms of the Partnership's investment in each Operating Partnership, the Partnership was required to make capital contributions to the Operating Partnerships. These contributions were payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. At September 30, 2008 and 2007, all capital contributions had been paid.

During the six months ended September 30, 2008 the Partnership disposed of eleven of the Operating Partnerships. A summary of the dispositions by Series for September 30, 2008 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Partnership Proceeds from Disposition *	Gain/(Loss) on Disposition
Series 1	1	-	$-	$-
Series 2	-	4	763,216	1,066,415
Series 3	-	-	-	-
Series 4	-	-	-	-
Series 5	-	2	21,994	67,673
Series 6	-	4	82,720	82,720
Total	1	10	$867,930	$1,216,808

* Partnership proceeds from disposition does not include the following amounts recorded as receivable at September 30, 2008, $303,199 for Series 2, and $45,679 for Series 5.

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
September 30,2008
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

The Partnership's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the six months ended June 30, 2008.

The combined unaudited summarized statements of operations of the Operating Partnerships for the six months ended June 30, 2008 and 2007 are as follows:

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months ended June 30,
(Unaudited)

	2008	2007

Revenues
Rental	$ 4,286,007	$ 4,967,344
Interest and other	144,576	226,544

	4,430,583	5,193,888

Expenses
Interest	766,543	825,118
Depreciation and amortization	1,160,001	1,521,170
Operating expenses	3,337,249	3,779,904
	5,263,793	6,126,192

NET LOSS	$ (833,210)	$ (932,304)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (824,878)	$ (922,981)

Net loss allocated to other Partners	$ (8,332)	$ (9,323)

* Amounts include $824,878 and $922,981 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months ended June 30,
(Unaudited)

Series 1

	2008	2007

Revenues
Rental	$ 394,196	$ 771,301
Interest and other	19,671	55,268

	413,867	826,569

Expenses
Interest	49,450	137,214
Depreciation and amortization	109,752	222,995
Operating expenses	350,089	567,854
	509,291	928,063

NET LOSS	$ (95,424)	$(101,494)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (94,470)	$(100,479)

Net loss allocated to other Partners	$ (954)	$ (1,015)

* Amounts include $94,470 and $100,479 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months ended June 30,
(Unaudited)

Series 2

	2008	2007

Revenues
Rental	$ 536,031	$ 790,173
Interest and other	23,858	34,120

	559,889	824,293

Expenses
Interest	192,469	96,854
Depreciation and amortization	113,983	181,455
Operating expenses	493,511	726,383
	799,963	1,004,692

NET LOSS	$ (240,074)	$ (180,399)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (237,673)	$ (178,595)

Net loss allocated to other Partners	$ (2,401)	$ (1,804)

* Amounts include $237,673 and $178,595 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months ended June 30,
(Unaudited)

Series 3
	2008	2007

Revenues
Rental	$1,699,952	$ 1,584,680
Interest and other	46,268	44,505

	1,746,220	1,629,185

Expenses
Interest	176,298	197,601
Depreciation and amortization	420,779	437,705
Operating expenses	1,287,804	1,264,591
	1,884,881	1,899,897

NET LOSS	$(138,661)	$ (270,712)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$(137,274)	$ (268,005)

Net loss allocated to other partners	$ (1,387)	$ (2,707)

* Amounts include $137,274 and $268,005 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months ended June 30,
(Unaudited)

Series 4

	2008	2007

Revenues
Rental	$ 915,934	$ 901,892
Interest and other	23,136	39,415

	939,070	941,307

Expenses
Interest	220,188	239,185
Depreciation and amortization	276,987	274,954
Operating expenses	624,812	603,551
	1,121,987	1,117,690

NET LOSS	$ (182,917)	$ (176,383)

Net income loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (181,088)	$ (174,619)

Net loss allocated to other Partners	$ (1,829)	$ (1,764)

* Amounts include $181,088 and $174,619 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months ended June 30,
(Unaudited)

Series 5
	2008	2007

Revenues
Rental	$ 272,196	$ 301,907
Interest and other	12,374	14,469

	284,570	316,376

Expenses
Interest	61,219	28,189
Depreciation and amortization	106,724	174,155
Operating expenses	207,166	181,140
	375,109	383,484

NET LOSS	$ (90,539)	$ (67,108)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (89,634)	$ (66,437)

Net loss allocated to other Partners	$ (905)	$ (671)

* Amounts include $89,634 and $66,437 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months ended June 30,
(Unaudited)

Series 6
	2008	2007

Revenues
Rental	$ 467,698	$ 617,391
Interest and other	19,269	38,767

	486,967	656,158

Expenses
Interest	66,919	126,075
Depreciation and amortization	131,776	229,906
Operating expenses	373,867	436,385
	572,562	792,366

NET LOSS	$ (85,595)	$ (136,208)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (84,739)	$ (134,846)

Net loss allocated to other Partners	$ (856)	$ (1,362)

* Amounts include $84,739 and $134,846 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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

September 30,2008
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

NOTE F - PLAN OF LIQUIDATION

On April 27, 2007, BAC holders approved a Plan of Liquidation and Dissolution for the Partnership (the "Plan"). Pursuant to the Plan, the general partner may, without further action by the BAC holders, sell the remaining assets held by the Partnership. It is anticipated that sale of all the apartment complexes will be completed sometime in 2011. However, because of numerous uncertainties, the liquidation may take longer or shorter than expected, and the final liquidating distribution may occur months after all of the apartment complexes have been sold. Because the liquidation of the Partnership was not imminent, as of September 30, 2008, the financial statements are presented assuming the Partnership will continue as a going concern.

NOTE G - SUBSEQUENT EVENT

As of the report date, the Partnership has entered into an agreement to either sell or transfer interests in two Operating Partnerships. The estimated sales prices and other terms for the disposition of the Operating Partnerships have been determined. The estimated proceeds to be received for these two Operating Partnerships is $151,200. The estimated gain on sales of the Operating Partnerships is $60,680 and the sale is expected to be recognized in the third or fourth quarter of 2008.

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

The Partnership is currently accruing the annual partnership management fee. Partnership management fees accrued during the quarter ended September 30, 2008 were $60,311 and total partnership management fees accrued as of September 30, 2008 were $5,281,805. During the quarter and the six months ended September 30, 2008 $24,486 and $52,823, respectively, of accrued partnership management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Partnership receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Partnership's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Partnership. The Partnership is currently unaware of any trends, which would create insufficient liquidity to meet future third party obligations of the Partnership.

As of September 30, 2008, an affiliate of the general partner of the Partnership advanced a total of $825,784 to the Partnership to pay various operating expenses of the Partnership, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. During the six months ended September 30, 2008 $3,419 was advanced. Below is a summary, by series, of the total advances made to date.

	Six Months Ended	Total
Series 1	$ 3,419	$147,581
Series 3	-	473,703
Series 4	-	204,500
	$ 3,419	$825,784

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships. During the six months ended September 30, 2008 there were no payments made to an affiliate of the general partner.

Capital Resources

The Partnership offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on August 29, 1988. The Partnership received and accepted subscriptions for $97,746,940 representing 9,800,600 BACs from investors admitted as BAC Holders in Series 1 through Series 6 of the Partnership. Offers and sales of BACs in Series 1 through Series 6 of the Partnership were completed and the last of the BACs in Series 6 were issued by the Partnership on September 29, 1989. At September 30, 2008 and 2007 the Partnership had limited partnership equity interests in 32 and 46 Operating Partnerships, respectively.

As of September 30, 2008 the Partnership had $2,831,186 remaining in cash and cash equivalents. Below is a table, which provides, by series, the equity raised, number of BACs sold, final date BACs were offered, number of properties acquired, and cash and cash equivalents.

Series	Equity	BACs	Final Close Date	Number of Properties	Proceeds Remaining
1	$12,999,000	1,299,900	12/18/88	4	$ 56,486
2	8,303,000	830,300	03/30/89	1	819,627
3	28,822,000	2,882,200	03/14/89	15	111,171
4	29,788,160	2,995,300	07/07/89	8	106,174
5	4,899,000	489,900	08/22/89	1	469,679
6	12,935,780	1,303,000	09/29/89	3	1,268,049

	$97,746,940	9,800,600		32	$2,831,186

Results of Operations

At September 30, 2008 and 2007 the Partnership held limited partnership interests in 32 and 46 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which initially complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Partnership believes that there is adequate casualty insurance on the properties.

The Partnership incurs an annual partnership management fee to the general partner of the Partnership and/or its affiliates in an amount equal to 0.375% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various partnership management and reporting fees paid by the Operating Partnerships. The partnership management fees incurred and the reporting fees paid by the Operating Partnerships for the three and six months ended September 30, 2008 are as follows:

	3 Months Management Fee Net of Reporting Fee	3 Months Reporting Fee	6 Months Management Fee Net of Reporting Fee	6 Months Reporting Fee
Series 1	5,016	-	10,875	-
Series 2	3,944	4,738	(26,727)	47,693
Series 3	16,107	1,800	32,764	3,050
Series 4	13,278	270	25,543	1,553
Series 5	3,222	1,051	599	9,489
Series 6	10,885	-	21,769	-
	$ 52,452	$ 7,859	$ 64,823	$ 61,785

The Partnership's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested. The Partnership's investments in Operating Partnerships have been made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 1

As of September 30, 2008 and 2007, the average Qualified Occupancy for the series was 100%. The series had a total of four properties at September 30, 2008, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2008 and 2007, Series 1 reflects net loss from Operating Partnerships of $(95,424) and $(101,494), respectively, which includes depreciation and amortization of $109,752 and $222,995, respectively. This is an interim period estimate and it is not indicative of the final year end results.

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

In December 2007, the investment general partner of Elk Rapids II consented to the conveyance of the property in lieu of mortgage acceleration and foreclosure. The conveyance of the property in lieu of mortgage acceleration occurred on April 3, 2008 and the ownership was transferred to Rural Development. Throughout 2006 and 2007 the investment general partner worked closely with the operating general partner in an effort to find a potential buyer of the property. However, due to unstable economic conditions in the Elk Rapids, Michigan area, they were unsuccessful in finding a buyer to purchase the property. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, no gain on the sale of the Operating Partnership of the proceeds from the sale has been recorded.

Series 2

As of September 30, 2008 and 2007, the average Qualified Occupancy for the series was 100%. The series had one property at September 30, 2008, which was at 100% Qualified Occupancy.

For the six month periods ended September 30, 2008 and 2007, Series 2 reflects net loss from Operating Partnerships of $(240,074) and $(180,399), respectively, which includes depreciation and amortization of $113,983 and $181,455, respectively. This is an interim period estimate and it is not indicative of the final year end results.

In September 2007, the investment general partner of Calexico Associates approved an agreement to sell the property and the transaction closed on September 25, 2008. The sales price for the property was $2,047,109, which includes the outstanding mortgage balance of approximately $1,507,109, cash proceeds to the operating general partner of $243,395, and cash proceeds to the investment limited partnerships of $177,437 and $48,921 to Series 2 and Series 5, respectively. Of the total proceeds received, $2,477 and $683, respectively, represents reporting fees due to an affiliate of the investment partnerships and the balance represents proceeds from the sale. Of the remaining proceeds, $11,758 and $3,242 from Series 2 and Series 5, respectively, will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $163,202 and $44,996 will be returned to cash reserves held by Series 2 and Series 5, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnerships. After all outstanding obligations of the investment partnerships are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnerships' investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. In addition, the general partner paid the non-resident withholdings, in the amount of $13,356 and $3,682 for Series 2 and Series 5, respectively. The sale proceeds were received on October 2, 2008; so a receivable in the amount of $165,679 and $45,679 has been recorded for Series 2 and Series 5, respectively, as of September 30, 2008. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement and including the non-resident withholding, has been recorded in the amount of $176,558 and $48,678 for Series 2 and Series 5, respectively, as of September 30, 2008.

In September 2007, the investment general partner of Heber II Associates approved an agreement to sell the property and the transaction closed on September 25, 2008. The sales price for the property was $1,413,621, which includes the outstanding mortgage balance of approximately $1,053,621, cash proceeds to the operating general partner of $163,999, and cash proceeds to the investment limited partnership of $152,520. Of the total proceeds received, $550 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $15,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $136,970 will be returned to cash reserves held by Series 2. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. In addition, the general partner paid the non-resident withholdings, in the amount of $11,480. The sale proceeds were received on October 2, 2008; so a receivable in the amount of $137,520 has been recorded for Series 2 as of September 30, 2008. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement and including the non-resident withholding, has been recorded in the amount of $148,450 respectively, as of September 30, 2008.

Annadale Housing Partners (King's View Apartments) is a 222-apartment property in Fresno, CA. The property's occupancy has been an issue at Annadale for several years but saw a steady decline in 2007 averaging 79% for the year. King's View Apartments is located in one of the most violent gang and high crime areas in the city of Fresno, and crime has increased substantially in the past two years. Management spends $11,500 per month on average for private security. The operating general partner estimates that in reality the site requires $30,000-$60,000 per month in private security to effectively secure the property. Management has been working closely with the police department, which has diverted resources from other areas of the city to the King's View neighborhood. The increase in police presence has had a positive impact and has led to a decrease in gang related activity in the neighborhood. A new site manager has made strides in evicting problematic tenants. Management continues to work with police, the City of Fresno, and the Housing Development Departments for additional support. As a result of the efforts of management, occupancy has increased to 92% in the third quarter of 2008. As a result, the property is operating above breakeven through the first three quarters. The investment general partner will continue to monitor occupancy and management's efforts to improve operations.

In February 2008, the investment general partner of Mecca Apartments approved an agreement to sell the property and the transaction closed in April 2008. The sales price of the property was $3,040,000 which includes the outstanding mortgage balance of approximately $2,515,935 and cash proceeds to the investment limited partner of $448,000. Of the total proceeds received, $41,892 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, it is anticipated that $15,000 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $391,108 will be returned to cash reserves held by Series 2. In addition, Series 2 received $284,685 in additional proceeds from the Mecca Apartments cash reserve account. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $675,793 as of June 30, 2008.

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

Series 3

As of September 30, 2008 and 2007, the average Qualified Occupancy for the series was 100%. The series had a total of fifteen properties at September 30, 2008, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2008 and 2007, Series 3 reflects net loss from Operating Partnerships of $(138,661) and $(270,712), respectively, which includes depreciation and amortization of $420,779 and $437,705, respectively. This is an interim period estimate and it is not indicative of the final year end results.

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

Vassar LDHA LP (Manor Ridge Apartments) is a 32-unit senior property located in Vassar, MI. The property operated below breakeven in 2007 due to declining occupancy and poor on-site management. The property has experienced high on-site management turnover since December 2006. In September 2007, a new site manager was hired. Since taking over, she has focused on improving resident relations and increasing outreach to the community. The new manager has over five years of commercial management experience and has undergone Rural Development's tax credit training program. She has contacted each resident on a one-on-one basis, and Manor Ridge has joined the Chamber of Commerce to boost resident involvement and awareness. However, improving physical occupancy is still a struggle for the property because of the area's deteriorating economic conditions which results in a lack of qualified residents. Most residents are not able to pay full rental rates, and require rental assistance. As a result, physical occupancy averaged 77% for 2007 and 69% for the first three-quarters of 2008. Below breakeven operations resulted in an under-funded tax and insurance escrow account and delinquent 2007 real estate taxes. In an effort to address the delinquencies management created a two-year workout plan which was approved by Rural Development in May 2008. The primary goal of the workout plan is to pay down delinquent real estate taxes. The secondary goal is to properly fund the tax and insurance escrow account. According to the workout plan, the replacement reserve funding requirement will be waived in 2008 which will allow those scheduled deposits to be allocated to the funding of the tax and insurance escrow. The tax and insurance escrow account is expected to be adequately funded over a period of 18 months, at which time the focus will convert to the funding of the replacement reserves. As part of the workout plan two rental increases were approved, one in May 2008 and another one in May 2009 which will directly go towards the funding of the escrow accounts. The first approved rental increase occurred in May 2008, raising rental rates by $40. Management is working to allocate any available rental assistance and Section 8 tenants to the property. They are in continuous contact with numerous agencies that offer rental assistance in hopes of obtaining qualified residents. In addition, rental concessions are being offered in the form of a free month's rent and reduced security deposits. Also, to boost the curb appeal of the property, some exterior improvements were completed. The property expects occupancy to reach 90% by the first quarter of 2009. The operating general partner's operating deficit guarantee is unlimited in time and amount. The partnership's mortgage payments are current. On December 31, 2003, the 15-year low income housing tax credit compliance period expired.

In February 2008, the investment general partner of Mound Plaza, Limited approved an agreement to sell the property and the transaction is anticipated to close in December 2008. The anticipated sales price for the property is $650,546, which includes the outstanding mortgage balance of approximately $602,546 and cash proceeds to the investment limited partnership of $48,000. Of the total proceeds anticipated to be received, $16,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, it is anticipated that $15,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $17,000 is anticipated to be returned to cash reserves held by Series 3. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

Series 4

As of September 30, 2008 and 2007, the average Qualified Occupancy for the series was 100%. The series had a total of eight properties at September 30, 2008, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2008 and 2007, Series 4 reflects net loss from Operating Partnerships of $(182,917) and $(176,383), respectively, which includes depreciation and amortization of $276,987 and $274,954, respectively. This is an interim period estimate and it is not indicative of the final year end results.

Clearview Apartments, LP, (Clear View Apartments) is a 24-unit property located in Monte Vista, Colorado. In 2007, physical occupancy fluctuated from 75% to 79% with average occupancy for the year of 78%. Despite low occupancy, the property was still able to operate above breakeven due to low operating expenses. Through second quarter 2008 occupancy increased to 92%. Physical occupancy continued to remain stable at 92% through third quarter 2008 and as of September this property was 91% occupied. In 2008, this property was approved for a 2% rental increase resulting in an increase to rental income. However, the property's operating expenses increased significantly due to overall increases in utility costs in the area. As a result this property operated below breakeven through third quarter 2008. Management is looking for alternative ways to reduce usage of utilities such as distributing a bi-weekly newsletter, which outlines useful tips on how to reduce usage of water and electricity. Additionally, as part of marketing efforts, on-site management maintains close contact with the local housing authority. The property is also being advertised in local newspapers and flyers are being distributed in local diners and community centers. Mortgage payments, real estate taxes and insurance payments are current. On December 31, 2004, the 15-year low income housing tax credit compliance period expired.

Shockoe Hill Associates II, LP, (Shockoe Hill II) is a 64-apartment historical-rehab property for seniors located in Richmond, VA. The property consists of one building. The 15-year tax credit compliance period ended in 2004. Late in 2004, the operating general partner notified the investment general partner that six low income housing tax credit apartments were taken off-line due to structural damage caused by termite activity. At the time, occupancy was already low due to ongoing physical issues at the property. After funding over $100,000 to structurally stabilize a portion of the building, the operating general partner lacked the funds to continue to address these issues. As a result, the operating general partner began to explore the Department of Housing and Urban Development, or HUD, mark to market program in an attempt to obtain debt relief. The current amount of the mortgage outstanding is over $1.7 million. An appraisal conducted in October 2005 estimated the value of Shockoe Hill II to be between $1.14 and $1.22 million as improved. In the initial stages of the analysis, the operating general partner determined that there was $1,013,313 in required physical repairs including a $1,000,000 sum for termite damage. A rental comparability analysis was conducted in April 2005 which determined that market rent for the Richmond area is $350 a month. This is less than the current $468 a month rent at Shockoe Hill, making them eligible for a mark to market. The operating general partner submitted its findings to HUD in December 2005 and they were eligible for the program. However, the operating general partner then determined this strategy would not provide sufficient funds to complete the repairs, so they are not pursing the mark to market option. The operating general partner also explored re-syndication to generate funding for repairs. Because of the status of the property as a Section 8 moderate rehab, HUD regulations require forfeiture of the Housing Assistance Payment contract in the event of re-syndication. The operating general partner explained that the property could not be supported without this subsidy, so re-syndication will not be pursued. The operating general partner also explored selling its interests to a non-profit. The operating general partner hoped to find a non-profit with a good relationship with the Virginia Housing Development Authority that may be able to negotiate a new Housing Assistance Payment contract. The operating general partner was unable to locate a non-profit that would be willing to purchase their partnership interest. As a final assessment of potential value or alternate use for the property, the investment general partner sent a consultant to Richmond in April 2006 to conduct an analysis of Shockoe Hill II. It was determined that there was little value in Shockoe Hill II beyond the mortgage balance. As a result of the large debt and the operating general partner funding to date, the consultant recommended that the investment general partner transfer its interest in the property to the operating general partner at no cost. The operating general partner agreed to take over full ownership of Shockoe Hill II. The documents to transfer 100% of the ownership to the operating general partner, for a nominal amount, have been prepared and the Operating Partnership is awaiting approval of HUD to finalize the transfer of the investment general partner interest.

Series 5

As of September 30, 2008 and 2007, the average Qualified Occupancy for the series was 100%. The series had one property at September 30, 2008, which was at 100% Qualified Occupancy.

For the six month periods ended September 30, 2008 and 2007, Series 5 reflects net loss from Operating Partnerships of $(90,539) and $(67,108), respectively, which includes depreciation and amortization of $106,724 and $174,155, respectively. This is an interim period estimate and it is not indicative of the final year end results.

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

In September 2007, the investment general partner of Calexico Associates approved an agreement to sell the property and the transaction closed on September 25, 2008. The sales price for the property was $2,047,109, which includes the outstanding mortgage balance of approximately $1,507,109, cash proceeds to the operating general partner of $243,395, and cash proceeds to the investment limited partnerships of $177,437 and $48,921 to Series 2 and Series 5, respectively. Of the total proceeds received, $2,477 and $683, respectively, represents reporting fees due to an affiliate of the investment partnerships and the balance represents proceeds from the sale. Of the remaining proceeds, $11,758 and $3,242 from Series 2 and Series 5, respectively, will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $163,202 and $44,996 will be returned to cash reserves held by Series 2 and Series 5, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnerships. After all outstanding obligations of the investment partnerships are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnerships' investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. In addition, the general partner paid the non-resident withholdings, in the amount of $13,356 and $3,682 for Series 2 and Series 5, respectively. The sale proceeds were received on October 2, 2008; so a receivable in the amount of $165,679 and $45,679 has been recorded for Series 2 and Series 5, respectively, as of September 30, 2008. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement and including the non-resident withholding, has been recorded in the amount of $176,558 and $48,678 for Series 2 and Series 5, respectively, as of September 30, 2008.

Annadale Housing Partners (King's View Apartments) is a 222-apartment property in Fresno, CA. The property's occupancy has been an issue at Annadale for several years but saw a steady decline in 2007 averaging 79% for the year. King's View Apartments is located in one of the most violent gang and high crime areas in the city of Fresno, and crime has increased substantially in the past two years. Management spends $11,500 per month on average for private security. The operating general partner estimates that in reality the site requires $30,000-$60,000 per month in private security to effectively secure the property. Management has been working closely with the police department, which has diverted resources from other areas of the city to the King's View neighborhood. The increase in police presence has had a positive impact and has led to a decrease in gang related activity in the neighborhood. A new site manager has made strides in evicting problematic tenants. Management continues to work with police, the City of Fresno, and the Housing Development Departments for additional support. As a result of the efforts of management, occupancy has increased to 92% in the third quarter of 2008. As a result, the property is operating above breakeven through the first three quarters. The investment general partner will continue to monitor occupancy and management's efforts to improve operations.

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

Series 6

As of September 30, 2008 and 2007, the average Qualified Occupancy for the series was 100%. The series had a total of three properties at September 30, 2008, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2008 and 2007, Series 6 reflects net loss from Operating Partnerships of $(85,595) and $(136,208), respectively, which includes depreciation and amortization of $131,776 and $229,906, respectively. This is an interim period estimate and it is not indicative of the final year end results.

In December 2006, the investment general partner transferred the interest of Series 6 and Boston Capital Tax Credit Fund II LP - Series 7 in Hillandale Commons Limited Partnership to an entity affiliated with the operating general partner, for its assumption of the outstanding mortgage balance and cash proceeds of $863,000. In accordance with Agreement of Purchase and Sale an initial payment of $67,200 and $52,800 was paid in December 2006 and an outstanding note payable of $416,080 and $326,920 was paid in July 2007 to Series 6 and Series 7, respectively. Of the gross proceeds received, $16,800 and $13,200 represent reporting fees due to an affiliate, and $4,200 and $3,300 was paid to BCAMLP for expenses of the sale, which includes third party legal costs, for Series 6 and Series 7, respectively. Of the remaining proceeds, $462,280 and $363,220 for Series 6 and Series 7, respectively, will be returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid partnership management fees, and accrued but unpaid expenses of the investment limited partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnerships' investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. The sale proceeds, previously recorded as receivable, in the amount of $416,080 and $326,920 for Series 6 and Series 7, respectively, were received as of July 31, 2007. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the expense and overhead reimbursement, has been recorded in the amount of $462,280 and $363,220, for Series 6 and Series 7, respectively, as of December 31, 2006.

In August 2008, the investment general partner entered into an agreement to transfer its interest in Briarwood Estates, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $547,558 and anticipated cash proceeds to the investment partnership of $25,680. Of the total proceeds received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $20,680 will be returned to cash reserves held by Series 6. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $20,680 as of September 30, 2008.

In August 2008, the investment general partner entered into an agreement to transfer its interest in Kearney Properties II LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $348,368 and cash proceeds to the investment partnership of $17,120. Of the total proceeds received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $12,120 will be returned to cash reserves held by Series 6. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $12,120 as of September 30, 2008.

In August 2008, the investment general partner entered into an agreement to transfer its interest in Pleasant Hill Properties LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $541,802 and cash proceeds to the investment partnership of $25,680. Of the total proceeds received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $20,680 will be returned to cash reserves held by Series 6. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $20,680 as of September 30, 2008.

In August 2008, the investment general partner entered into an agreement to transfer its interest in Socorro Properties, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,200,586 and cash proceeds to the investment partnership of $34,240. Of the total proceeds received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $29,240 will be returned to cash reserves held by Series 6. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $29,240 as of September 30, 2008.

In October 2008, the investment general partner of Series 6 and BCTC Fund II LP - Series 9, respectively, entered into an agreement to transfer its interest in Hacienda Villa Associates LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $5,943,874 and cash proceeds to the investment limited partnerships of $103,200 and $111,800 to Series 6 and Series 9, respectively. Of the total proceeds received, $52,320 and $56,680 to Series 6 and Series 9, respectively, represents reporting fees and advances due to an affiliate of the investment partnerships and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,200 and $7,800 from Series 6 and Series 9, respectively, will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $43,680 and $47,320 will be returned to cash reserves held by Series 6 and Series 9, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

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

Recent Accounting Changes

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements," ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions, which for the Partnership is April 1, 2008. In December 2007, the FASB delayed the implementation of SFAS 157 as it pertains to non-financial assets and liabilities for fiscal years beginning after November 15, 2008, which for the Partnership is April 1, 2009. The Partnership is currently evaluating the potential impact of the adoption of SFAS 157 on its financial statements.

In February 2007 the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"), which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value election is designed to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Partnership does not expect to elect the fair value option.

On December 4, 2007, the FASB issued SFAS No. 141R, "Business Combinations" ("SFAS 141R"). This statement changes the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, and disallowing the capitalization of transaction costs and delays when restructurings related to acquisitions can be recognized. The standard is effective for fiscal years ending after December 15, 2008. The Partnership is currently evaluating the impact of the adoption of SFAS 141R on its financial statements. However, the Partnership does not expect SFAS 141R to have a material impact on the Partnership's statement of operations or financial position.

On December 4, 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 replaces the concept of minority interest with noncontrolling interests in subsidiaries. Noncontrolling interests will now be reported as a component of equity in the consolidated statement of financial position. Earnings attributable to noncontrolling interests will continue to be reported as a part of consolidated earnings; however, SFAS 160 requires that income attributable to both controlling and noncontrolling interests be presented separately on the face of the consolidated income statement. In addition, SFAS 160 provides that when losses attributable to noncontrolling interests exceed the noncontrolling interest's basis, losses continue to be attributed to the noncontrolling interest as opposed to being absorbed by the consolidating entity. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 is effective for the first annual reporting period beginning on or after December 15, 2008. However, the Partnership does not expect SFAS 160 to have a material impact on the Partnership's financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4T.	Controls & Procedures

	(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Partnership's general partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of C&M Management Inc., carried out an evaluation of the effectiveness of the Partnership's "disclosure controls and procedures" as defined under the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15. Based on that evaluation, the Partnership's Principal Executive Officer and Principal Financial Officer have concluded that as of the end of the period covered by this report, the Partnership's disclosure controls and procedures were effective to ensure that information required to be disclosed by it in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to the Partnership's management, including the Partnership's Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

	(b)	Changes in Internal Controls

There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended September 30, 2008 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

Boston Capital Tax Credit Fund Limited Partnership

	By:	Boston Capital Associates Limited Partnership, General Partner

	By:	BCA Associates Limited Partnership, General Partner

	By:	C&M Management, Inc., General Partner

Date: November 14, 2008	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of
1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

November 14, 2008	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), C&M Management Inc.; Director, President (Principal Executive Officer) BCTC Assignor Corp.

DATE:	SIGNATURE:	TITLE:

November 14, 2008	/s/ Marc N. Teal Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer), C&M Management Inc; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC Assignor Corp.