Form 10-Q
period 2008-12-31
BOSTON CAPITAL TAX CREDIT FUND LTD PARTNERSHIP
filed 2009-02-17
CIK 835095

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended December 31, 2008

                                             or

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
FOR THE QUARTER ENDED DECEMBER 31, 2008

TABLE OF CONTENTS
FOR THE QUARTER ENDED DECEMBER 31, 2008

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
FOR THE QUARTER ENDED DECEMBER 31, 2008

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

Note E Taxable Loss 48

Note F Plan of Liquidation 48

Note G Subsequent Event 48

Item 2. Management's Discussion and Analysis of Financial Condition and

Results of Operations 49

Liquidity 49

Capital Resources 50

Results of Operations 51

Principal Accounting Policies 65

Recent Accounting Changes 66

Item 3. Quantitative and Qualitative 67

Item 4T. Controls and Procedures 67

Part II Other Information 68

Item 1. Legal Proceedings 68

Item 1A. Risk Factors 68

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds 68

Item 3. Defaults Upon Senior Securities 68

Item 4. Submission of Matters to a Vote of Security Holders 68

Item 5. Other Information 68

Item 6. Exhibits 68

Signatures 69

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

	December 31, 2008 (Unaudited)	March 31, 2008 (Audited)
ASSETS
Cash and cash equivalents	$ 3,382,473	$ 2,019,542
Other assets	206	206

	$ 3,382,679	$ 2,019,748

LIABILITIES

Accounts payable	$ 40,174	$ 2,286
Accounts payable affiliates (note C)	6,158,865	6,030,385

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 9,800,600 issued and outstanding	(1,997,437)	(3,181,750)
General Partner	(818,923)	(831,173)
	(2,816,360)	(4,012,923)
	$ 3,382,679	$ 2,019,748

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 1

	December 31, 2008 (Unaudited)	March 31, 2008 (Audited)
ASSETS
Cash and cash equivalents	$ 54,861	$ 73,958
Other assets	-	-

	$ 54,861	$ 73,958

LIABILITIES

Accounts payable	$ -	$ 381
Accounts payable affiliates (note C)	2,571,439	2,548,573

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 1,299,900 issued and outstanding	(2,378,579)	(2,337,413)
General Partner	(137,999)	(137,583)
	(2,516,578)	(2,474,996)
	$ 54,861	$ 73,958

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 2

	December 31, 2008 (Unaudited)	March 31, 2008 (Audited)
ASSETS
Cash and cash equivalents	$ 1,120,614	$ 68,416
Other assets	-	-

	$ 1,120,614	$ 68,416

LIABILITIES

Accounts payable	$ -	$ 381
Accounts payable affiliates (note C)	5,418	-

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 830,300 issued and outstanding	1,170,256	133,815
General Partner	(55,060)	(65,780)
	1,115,196	68,035
	$ 1,120,614	$ 68,416

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 3

	December 31, 2008 (Unaudited)	March 31, 2008 (Audited)
ASSETS
Cash and cash equivalents	$ 160,123	$ 99,323
Other assets	-	-

	$ 160,123	$ 99,323

LIABILITIES

Accounts payable	$ 12,569	$ 381
Accounts payable affiliates (note C)	2,777,761	2,724,454

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 2,882,200 issued and outstanding	(2,371,087)	(2,366,439)
General Partner	(259,120)	(259,073)
	(2,630,207)	(2,625,512)
	$ 160,123	$ 99,323

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 4

	December 31, 2008 (Unaudited)	March 31, 2008 (Audited)
ASSETS
Cash and cash equivalents	$ 155,144	$ 118,328
Other assets	206	206

	$ 155,350	$ 118,534

LIABILITIES

Accounts payable	$ 15,000	$ 381
Accounts payable affiliates (note C)	797,046	757,358

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 2,995,300 issued and outstanding	(401,966)	(384,650)
General Partner	(254,730)	(254,555)
	(656,696)	(639,205)
	$ 155,350	$ 118,534

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 5

	December 31, 2008 (Unaudited)	March 31, 2008 (Audited)
ASSETS
Cash and cash equivalents	$ 512,910	$ 462,710
Other assets	-	-

	$ 512,910	$ 462,710

LIABILITIES

Accounts payable	$ -	$ 381
Accounts payable affiliates (note C)	3,837	-

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 489,900 issued and outstanding	545,696	499,456
General Partner	(36,623)	(37,127)
	509,073	462,329
	$ 512,910	$ 462,710

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 6

	December 31, 2008 (Unaudited)	March 31, 2008 (Audited)
ASSETS
Cash and cash equivalents	$ 1,378,821	$ 1,196,807
Other assets	-	-

	$ 1,378,821	$ 1,196,807

LIABILITIES

Accounts payable	$ 12,605	$ 381
Accounts payable affiliates (note C)	3,364	-

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 1,303,000 issued and outstanding	1,438,243	1,273,481
General Partner	(75,391)	(77,055)
	1,362,852	1,196,426
	$ 1,378,821	$ 1,196,807

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

	2008	2007

Income
Interest income	$ 4,424	$ 21,676
Miscellaneous income	3,223	150
	7,647	21,826

Share of income from Operating Partnerships(Note D)	154,099	164,562

Expenses
Professional fees	9,893	14,292
Partnership management fees (Note C)	(5,636)	42,196
General and administrative fees	26,206	45,201
	30,463	101,689

NET INCOME (LOSS)	$ 131,283	$ 84,699

Net income (loss) allocated to assignees	$ 129,970	$ 83,851

Net income (loss) allocated to general partner	$ 1,313	$ 848

Net income (loss) per BAC	$ .01	$ .01

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 1

	2008	2007

Income
Interest income	$ 162	$ 529
Miscellaneous income	-	150
	162	679

Share of income from Operating Partnerships(Note D)	-	133,270

Expenses
Professional fees	1,523	2,289
Partnership management fees (Note C)	5,016	(7,622)
General and administrative fees	3,820	6,979
	10,359	(1,646)

NET INCOME (LOSS)	$ (10,197)	$ 132,303

Net income (loss) allocated to assignees	$ (10,095)	$ 130,980

Net income (loss) allocated to general partner	$ (102)	$ 1,323

Net income (loss) per BAC	$ (.01)	$ .10

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 2

	2008	2007

Income
Interest income	$ 2,133	$ 1,395
Miscellaneous income	-	-
	2,133	1,395

Share of income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	1,482	2,183
Partnership management fees (Note C)	5,303	12,642
General and administrative fees	2,978	5,698
	9,763	20,523

NET INCOME (LOSS)	$ (7,630)	$ (19,128)

Net income (loss) allocated to assignees	$ (7,554)	$ (18,937)

Net income (loss) allocated to general partner	$ (76)	$ (191)

Net income (loss) per BAC	$ (.01)	$ (.02)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 3

	2008	2007

Income
Interest income	$ 280	$ 1,305
Miscellaneous income	-	-
	280	1,305

Share of income from Operating Partnerships(Note D)	44,558	31,292

Expenses
Professional fees	2,091	2,688
Partnership management fees (Note C)	16,655	7,090
General and administrative expenses	7,200	11,234
	25,946	21,012

NET INCOME (LOSS)	$ 18,892	$ 11,585

Net income (loss) allocated to assignees	$ 18,703	$ 11,469

Net income (loss) allocated to general partner	$ 189	$ 116

Net income (loss) per BAC	$ .01	$ .00

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 4

	2008	2007

Income
Interest income	$ 276	$ 1,416
Miscellaneous income	-	-
	276	1,416

Share of income from Operating Partnerships(Note D)	40,978	-

Expenses
Professional fees	1,935	2,564
Partnership management fees (Note C)	11,631	13,548
General and administrative fees	6,309	9,932
	19,875	26,044

NET INCOME (LOSS)	$ 21,379	$ (24,628)

Net income (loss) allocated to assignees	$ 21,165	$ (24,382)

Net income (loss) allocated to general partner	$ 214	$ (246)

Net income (loss) per BAC	$ .01	$ (.01)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 5

	2008	2007

Income
Interest income	$ 1,251	$ 4,794
Miscellaneous income	-	-
	1,251	4,794

Share of income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	1,387	2,315
Partnership management fees (Note C)	3,773	5,654
General and administrative fees	2,376	4,749
	7,536	12,718

NET INCOME (LOSS)	$ (6,285)	$ (7,924)

Net income (loss) allocated to assignees	$ (6,222)	$ (7,845)

Net income (loss) allocated to general partner	$ (63)	$ (79)

Net income (loss) per BAC	$ (.01)	$ (.02)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 6

	2008	2007

Income
Interest income	$ 322	$ 12,237
Miscellaneous income	3,223	-
	3,545	12,237

Share of income from Operating Partnerships(Note D)	68,563	-

Expenses
Professional fees	1,475	2,253
Partnership management fees (Note C)	(48,014)	10,884
General and administrative expenses	3,523	6,609
	(43,016)	19,746

NET INCOME (LOSS)	$ 115,124	$ (7,509)

Net income (loss) allocated to assignees	$ 113,973	$ (7,434)

Net income (loss) allocated to general partner	$ 1,151	$ (75)

Net income (loss) per BAC	$ .09	$ (.01)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

	2008	2007

Income
Interest income	$ 30,545	$ 58,626
Miscellaneous income	49,978	1,027
	80,523	59,653

Share of income from Operating Partnerships(Note D)	1,370,907	1,090,062

Expenses
Professional fees	94,870	105,856
Partnership management fees (Note C)	59,188	159,598
General and administrative fees	72,291	117,066
	226,349	382,520

NET INCOME (LOSS)	$ 1,225,081	$ 767,195

Net income (loss) allocated to assignees	$ 1,212,831	$ 759,522

Net income (loss) allocated to general partner	$ 12,250	$ 7,673

Net income (loss) per BAC	$ .12	$ .08

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 1

	2008	2007

Income
Interest income	$ 870	$ 1,079
Miscellaneous income	-	150
	870	1,229

Share of income from Operating Partnerships(Note D)	-	145,770

Expenses
Professional fees	15,806	17,742
Partnership management fees (Note C)	15,891	6,641
General and administrative fees	10,755	17,666
	42,452	42,049

NET INCOME(LOSS)	$ (41,582)	$ 104,950

Net income (loss) allocated to assignees	$ (41,166)	$ 103,900

Net income (loss) allocated to general partner	$ (416)	$ 1,050

Net income (loss) per BAC	$ (.03)	$ .08

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 2

	2008	2007

Income
Interest income	$ 6,153	$ 5,849
Miscellaneous income	-	-
	6,153	5,849

Share of income from Operating Partnerships(Note D)	1,066,415	-

Expenses
Professional fees	13,244	15,189
Partnership management fees (Note C)	(21,425)	35,958
General and administrative fees	8,752	14,626
	571	65,773

NET INCOME(LOSS)	$ 1,071,997	$ (59,924)

Net income (loss) allocated to assignees	$ 1,061,277	$ (59,325)

Net income (loss) allocated to general partner	$ 10,720	$ (599)

Net income (loss) per BAC	$ 1.28	$ (.07)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 3

	2008	2007

Income
Interest income	$ 1,301	$ 4,045
Miscellaneous income	37,036	1,301
	38,337	5,346

Share of income from Operating Partnerships(Note D)	44,558	31,292

Expenses
Professional fees	19,280	20,917
Partnership management fees (Note C)	49,421	41,839
General and administrative expenses	18,889	29,595
	87,590	92,351

NET INCOME(LOSS)	$ (4,695)	$ (55,713)

Net income (loss) allocated to assignees	$ (4,648)	$ (55,156)

Net income (loss) allocated to general partner	$ (47)	$ (557)

Net income (loss) per BAC	$ (.00)	$ (.02)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 4

	2008	2007

Income
Interest income	$ 1,425	$ 5,974
Miscellaneous income	12,942	176
	14,367	6,150

Share of income from Operating Partnerships(Note D)	40,978	-

Expenses
Professional fees	18,627	20,349
Partnership management fees (Note C)	37,174	38,825
General and administrative fees	17,035	26,980
	72,836	86,154

NET INCOME(LOSS)	$ (17,491)	$ (80,004)

Net income (loss) allocated to assignees	$ (17,316)	$ (79,204)

Net income (loss) allocated to general partner	$ (175)	$ (800)

Net income (loss) per BAC	$ (.01)	$ (.03)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 5

	2008	2007

Income
Interest income	$ 5,825	$ 10,909
Miscellaneous income	-	-
	5,825	10,909

Share of income from Operating Partnerships(Note D)	67,673	913,000

Expenses
Professional fees	11,738	13,776
Partnership management fees (Note C)	4,372	3,533
General and administrative fees	6,962	11,769
	23,072	29,078

NET INCOME(LOSS)	$ 50,426	$ 894,831

Net income (loss) allocated to assignees	$ 49,922	$ 885,883

Net income (loss) allocated to general partner	$ 504	$ 8,948

Net income (loss) per BAC	$ .10	$ 1.81

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 6

	2008	2007

Income
Interest income	$ 14,971	$ 30,770
Miscellaneous income	-	(600)
	14,971	30,170

Share of income from Operating Partnerships(Note D)	151,283	-

Expenses
Professional fees	16,175	17,883
Partnership management fees (Note C)	(26,245)	32,802
General and administrative expenses	9,898	16,430
	(172)	67,115

NET INCOME(LOSS)	$ 166,426	$ (36,945)

Net income (loss) allocated to assignees	$ 164,762	$ (36,576)

Net income (loss) allocated to general partner	$ 1,664	$ (369)

Net income (loss) per BAC	$ .13	$ (.03)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2008

(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2008	$(3,181,750)	$ (831,173)	$(4,012,923)

Distributions	(28,518)	-	(28,518)

Net income (loss)	1,212,831	12,250	1,225,081

Partners' capital (deficit), December 31, 2008	$(1,997,437)	$ (818,923)	$(2,816,360)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2008

(Unaudited)

	Assignees	General Partner	Total
Series 1
Partners' capital (deficit) April 1, 2008	$(2,337,413)	$ (137,583)	$(2,474,996)

Distributions	-	-	-

Net income (loss)	(41,166)	(416)	(41,582)

Partners' capital (deficit), December 31, 2008	$(2,378,579)	$ (137,999)	$(2,516,578)

Series 2
Partners' capital (deficit) April 1, 2008	$ 133,815	$ (65,780)	$ 68,035

Distributions	(24,836)	-	(24,836)

Net income (loss)	1,061,277	10,720	1,071,997

Partners' capital (deficit), December 31, 2008	$ 1,170,256	$ (55,060)	$ 1,115,196

The accompanying notes are an integral part of these statements.

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2008

(Unaudited)

	Assignees	General Partner	Total
Series 3
Partners' capital (deficit) April 1, 2008	$(2,366,439)	$ (259,073)	$(2,625,512)

Distributions	-	-	-

Net income (loss)	(4,648)	(47)	(4,695)

Partners' capital (deficit), December 31, 2008	$(2,371,087)	$ (259,120)	$(2,630,207)

Series 4
Partners' capital (deficit) April 1, 2008	$ (384,650)	$ (254,555)	$ (639,205)

Distributions	-	-	-

Net income (loss)	(17,316)	(175)	(17,491)

Partners' capital (deficit), December 31, 2008	$ (401,966)	$ (254,730)	$ (656,696)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2008

(Unaudited)

	Assignees	General Partner	Total
Series 5
Partners' capital (deficit) April 1, 2008	$ 499,456	$ (37,127)	$ 462,329

Distributions	(3,682)	-	(3,682)

Net income (loss)	49,922	504	50,426

Partners' capital (deficit), December 31, 2008	$ 545,696	$ (36,623)	$ 509,073

Series 6
Partners' capital (deficit) April 1, 2008	$ 1,273,481	$ (77,055)	$ 1,196,426

Distributions	-	-	-

Net income (loss)	164,762	1,664	166,426

Partners' capital (deficit), December 31, 2008	$ 1,438,243	$ (75,391)	$ 1,362,852

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS
Nine Months Ended December 31,

(Unaudited)

	2008	2007
Cash flows from operating activities:

Net Income (Loss)	$ 1,225,081	$ 767,195
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (Income) Loss from Operating Partnerships	(1,370,907)	(1,090,062)
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	37,888	25,150
Decrease (Increase) in other assets	-	406,289
Increase (Decrease) in accounts payable affiliates	128,480	(725,178)

Net cash (used in) provided by operating activities	20,542	(616,606)

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	1,370,907	1,058,770

Net cash (used in) provided by investing activity	1,370,907	1,058,770

Cash flows from financing activity:

Distributions	(28,518)	-

Net cash (used in) provided by financing activity	(28,518)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,362,931	442,164

Cash and cash equivalents, beginning	2,019,542	1,764,394

Cash and cash equivalents, ending	$ 3,382,473	$ 2,206,558

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 1

	2008	2007
Cash flows from operating activities:

Net Income (Loss)	$ (41,582)	$ 104,950
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (Income) Loss from Operating Partnerships	-	(145,770)
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	(381)	27,650
Decrease (Increase) in other assets	-	-
Increase (Decrease) in accounts payable affiliates	22,866	40,667

Net cash (used in) provided by operating activities	(19,097)	27,497

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	-	145,770

Net cash (used in) provided by investing activity	-	145,770

Cash flows from financing activity:

Distributions	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(19,097)	173,267

Cash and cash equivalents, beginning	73,958	31,254

Cash and cash equivalents, ending	$ 54,861	$ 204,521

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 2

	2008	2007
Cash flows from operating activities:

Net Income (Loss)	$ 1,071,997	$ (59,924)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (Income) Loss from Operating Partnerships	(1,066,415)	-
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	(381)	-
Decrease (Increase) in other assets	-	-
Increase (Decrease) in accounts payable affiliates	5,418	(193,420)

Net cash (used in) provided by operating activities	10,619	(253,344)

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	1,066,415	-

Net cash (used in) provided by investing activity	1,066,415	-

Cash flows from financing activity:

Distributions	(24,836)	-

Net cash (used in) provided by financing activity	(24,836)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,052,198	(253,344)

Cash and cash equivalents, beginning	68,416	337,414

Cash and cash equivalents, ending	$ 1,120,614	$ 84,070

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 3

	2008	2007
Cash flows from operating activities:

Net Income (Loss)	$ (4,695)	$ (55,713)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (Income) Loss from Operating Partnerships	(44,558)	(31,292)
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	12,188	(2,500)
Decrease (Increase) in other assets	-	(9,791)
Increase (Decrease) in accounts payable affiliates	53,307	56,999

Net cash (used in) provided by operating activities	16,242	(42,297)

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	44,558	-

Net cash (used in) provided by investing activity	44,558	-

Cash flows from financing activity:

Distributions	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	60,800	(42,297)

Cash and cash equivalents, beginning	99,323	169,122

Cash and cash equivalents, ending	$ 160,123	$ 126,825

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 4

	2008	2007
Cash flows from operating activities:

Net Income (Loss)	$ (17,491)	$ (80,004)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (Income) Loss from Operating Partnerships	(40,978)	-
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	14,619	-
Decrease (Increase) in other assets	-	-
Increase (Decrease) in accounts payable affiliates	39,688	(154,720)

Net cash (used in) provided by operating activities	(4,162)	(234,724)

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	40,978	-

Net cash (used in) provided by investing activity	40,978	-

Cash flows from financing activity:

Distributions	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	36,816	(234,724)

Cash and cash equivalents, beginning	118,328	354,790

Cash and cash equivalents, ending	$ 155,144	$ 120,066

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 5

	2008	2007
Cash flows from operating activities:

Net Income (Loss)	$ 50,426	$ 894,831
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (Income) Loss from Operating Partnerships	(67,673)	(913,000)
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	(381)	-
Decrease (Increase) in other assets	-	-
Increase (Decrease) in accounts payable affiliates	3,837	(439,048)

Net cash (used in) provided by operating activities	(13,791)	(457,217)

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	67,673	913,000

Net cash (used in) provided by investing activity	67,673	913,000

Cash flows from financing activity:

Distributions	(3,682)	-

Net cash (used in) provided by financing activity	(3,682)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	50,200	455,783

Cash and cash equivalents, beginning	462,710	12,636

Cash and cash equivalents, ending	$ 512,910	$ 468,419

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 6

	2008	2007
Cash flows from operating activities:

Net Income (Loss)	$ 166,426	$ (36,945)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (Income) Loss from Operating Partnerships	(151,283)	-
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	12,224	-
Decrease (Increase) in other assets	-	416,080
Increase (Decrease) in accounts payable affiliates	3,364	(35,656)

Net cash (used in) provided by operating activities	30,731	343,479

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	151,283	-

Net cash (used in) provided by investing activity	151,283	-

Cash flows from financing activity:

Distributions	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	182,014	343,479

Cash and cash equivalents, beginning	1,196,807	859,178

Cash and cash equivalents, ending	$ 1,378,821	$ 1,202,657

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

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
December 31,2008
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of December 31, 2008 and for the nine months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Partnership in acquiring the investments in Operating Partnerships are capitalized to the investment account. The Partnership's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's Annual Report on Form 10-K.

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has entered into several transactions with various affiliates of the general partner of the Partnership, including Boston Capital Holdings LP, Boston Capital Partners, Inc. and Boston Capital Asset Management Limited Partnership.

Accounts payable - affiliates at December 31, 2008 and 2007 represents accrued general and administrative expenses, accrued partnership management fees, and advances from an affiliate of the general partner of the Partnership, which are payable to Boston Capital Holdings LP and Boston Capital Asset Management Limited Partnership.

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2008
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

An annual partnership management fee based on .375 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. Since reporting fees collected by the series were added to reserves and not paid to Boston Capital Asset Management Limited Partnership, the amounts accrued are not net of reporting fees received. The partnership management fee accrued for the quarters ended December 31, 2008 and 2007 are as follows:

	2008	2007

Series 1	$ 5,016	$ 8,958
Series 2	5,418	12,930
Series 3	17,491	18,999
Series 4	12,592	13,548
Series 5	3,837	5,815
Series 6	3,364	10,884

	$ 47,718	$ 71,134

The partnership management fees paid for the quarters ended December 31, 2008 and 2007 are as follows:
	2008	2007
Series 1	$ -	$ -
Series 2	-	38,739
Series 3	-	-
Series 4	-	50,000
Series 5	-	5,814
Series 6	-	10,884
	$ -	$105,437

The partnership management fees paid for the nine months ended December 31, 2008 and 2007 are as follows:
	2008	2007
Series 1	$ -	$ -
Series 2	20,966	88,739
Series 3	-	-
Series 4	-	150,000
Series 5	10,088	455,210
Series 6	21,769	68,308
	$ 52,823	$762,257

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31,2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At December 31, 2008 and 2007, the Partnership had limited partnership interests in 23 and 43 Operating Partnerships, respectively, which own operating apartment complexes as follows:

Series	2008	2007
1	4	5
2	1	5
3	13	15
4	4	8
5	1	3
6	-	7
	23	43

Under the terms of the Partnership's investment in each Operating Partnership, the Partnership was required to make capital contributions to the Operating Partnerships. These contributions were payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. At December 31, 2008 and 2007, all capital contributions had been paid.

During the nine months ended December 31, 2008 the Partnership disposed of twenty of the Operating Partnerships. A summary of the dispositions by Series for December 31, 2008 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Partnership Proceeds from Disposition	Gain/(Loss) on Disposition
Series 1	1	-	$-	$-
Series 2	-	4	1,066,415	1,066,415
Series 3	-	2	44,558	44,558
Series 4	1	3	40,978	40,978
Series 5	-	2	67,673	67,673
Series 6	1	6	151,283	151,283
Total	3	17	$1,370,907	$1,370,907

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
December 31,2008
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

The Partnership's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the nine months ended September 30, 2008.

The combined unaudited summarized statements of operations of the Operating Partnerships for the nine months ended September 30, 2008 and 2007 are as follows:

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS
December 31, 2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months ended September 30,
(Unaudited)

	2008	2007

Revenues
Rental	$ 5,346,775	$ 7,257,006
Interest and other	221,068	322,285

	5,567,843	7,579,291

Expenses
Interest	881,478	1,165,079
Depreciation and amortization	1,414,322	2,211,552
Operating expenses	4,138,112	5,363,724
	6,433,912	8,740,355

NET LOSS	$ (866,069)	$(1,161,064)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (857,409)	$(1,149,454)

Net loss allocated to other Partners	$ (8,660)	$ (11,610)

* Amounts include $857,409 and $1,149,454 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months ended September 30,
(Unaudited)

Series 1

	2008	2007

Revenues
Rental	$ 573,029	$ 979,660
Interest and other	26,777	62,659

	599,806	1,042,319

Expenses
Interest	71,597	164,539
Depreciation and amortization	156,556	277,927
Operating expenses	477,589	706,947
	705,742	1,149,413

NET LOSS	$ (105,936)	$(107,094)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (104,877)	$(106,023)

Net loss allocated to other Partners	$ (1,059)	$ (1,071)

* Amounts include $104,877 and $106,023 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months ended September 30,
(Unaudited)

Series 2

	2008	2007

Revenues
Rental	$ 723,507	$ 1,185,442
Interest and other	32,863	61,963

	756,370	1,247,405

Expenses
Interest	199,460	144,341
Depreciation and amortization	155,499	271,812
Operating expenses	680,850	1,084,931
	1,035,809	1,501,084

NET LOSS	$ (279,439)	$ (253,679)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (276,645)	$ (251,142)

Net loss allocated to other Partners	$ (2,794)	$ (2,537)

* Amounts include $276,645 and $251,142 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months ended September 30,
(Unaudited)

Series 3
	2008	2007

Revenues
Rental	$ 2,465,263	$ 2,393,344
Interest and other	113,183	64,414

	2,578,446	2,457,758

Expenses
Interest	255,556	285,207
Depreciation and amortization	603,968	644,785
Operating expenses	1,882,913	1,862,975
	2,742,437	2,792,967

NET LOSS	$ (163,991)	$ (335,209)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (162,351)	$ (331,857)

Net loss allocated to other partners	$ (1,640)	$ (3,352)

* Amounts include $162,351 and $331,857 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months ended September 30,
(Unaudited)

Series 4

	2008	2007

Revenues
Rental	$ 1,208,510	$ 1,351,296
Interest and other	30,863	55,453

	1,239,373	1,406,749

Expenses
Interest	289,757	358,424
Depreciation and amortization	368,486	413,576
Operating expenses	785,400	851,657
	1,443,643	1,623,657

NET LOSS	$ (204,270)	$ (216,908)

Net income loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (202,227)	$ (214,739)

Net loss allocated to other Partners	$ (2,043)	$ (2,169)

* Amounts include $202,227 and $214,739 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months ended September 30,
(Unaudited)

Series 5
	2008	2007

Revenues
Rental	$ 376,466	$ 453,486
Interest and other	17,382	27,260

	393,848	480,746

Expenses
Interest	65,108	42,081
Depreciation and amortization	129,813	266,818
Operating expenses	311,360	273,386
	506,281	582,285

NET LOSS	$ (112,433)	$ (101,539)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (111,309)	$ (100,524)

Net loss allocated to other Partners	$ (1,124)	$ (1,015)

* Amounts include $111,309 and $100,524 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months ended September 30,
(Unaudited)

Series 6
	2008	2007

Revenues
Rental	$ -	$ 893,778
Interest and other	-	50,536

	-	944,314

Expenses
Interest	-	170,487
Depreciation and amortization	-	336,634
Operating expenses	-	583,828
	-	1,090,949

NET LOSS	$ -	$ (146,635)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ -	$ (145,169)

Net loss allocated to other Partners	$ -	$ (1,466)

* Amounts include $0 and $145,169 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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

December 31,2008
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

NOTE F - PLAN OF LIQUIDATION

On April 27, 2007, BAC holders approved a Plan of Liquidation and Dissolution for the Partnership (the "Plan"). Pursuant to the Plan, the general partner may, without further action by the BAC holders, sell the remaining assets held by the Partnership. It is anticipated that sale of all the apartment complexes will be completed sometime in 2011. However, because of numerous uncertainties, the liquidation may take longer or shorter than expected, and the final liquidating distribution may occur months after all of the apartment complexes have been sold. Because the liquidation of the Partnership was not imminent, as of December 31, 2008, the financial statements are presented assuming the Partnership will continue as a going concern.

NOTE G - SUBSEQUENT EVENT

As of the report date, the Partnership has entered into an agreement to either sell or transfer interests in two Operating Partnerships. The estimated sales prices and other terms for the disposition of the Operating Partnerships have been determined. The estimated proceeds to be received for these two Operating Partnerships is $48,100. The estimated gain on sales of the Operating Partnerships is $17,000 and the sales are expected to be recognized in the first or second quarter of 2009.

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

The Partnership is currently accruing the annual partnership management fee. Partnership management fees accrued during the quarter ended December 31, 2008 were $47,718 and total partnership management fees accrued as of December 31, 2008 were $5,329,525. During the quarter and the nine months ended December 31, 2008 $0 and $52,823, respectively, of accrued partnership management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Partnership receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Partnership's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Partnership. The Partnership is currently unaware of any trends, which would create insufficient liquidity to meet future third party obligations of the Partnership.

As of December 31, 2008, an affiliate of the general partner of the Partnership advanced a total of $829,340 to the Partnership to pay various operating expenses of the Partnership, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. During the nine months ended December 31, 2008 $6,975 was advanced. Below is a summary, by series, of the total advances made to date.

	Nine Months Ended	Total
Series 1	$ 6,975	$151,137
Series 3	-	473,703
Series 4	-	204,500
	$ 6,975	$829,340

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships. During the nine months ended December 31, 2008 there were no payments made to an affiliate of the general partner.

Capital Resources

The Partnership offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on August 29, 1988. The Partnership received and accepted subscriptions for $97,746,940 representing 9,800,600 BACs from investors admitted as BAC Holders in Series 1 through Series 6 of the Partnership. Offers and sales of BACs in Series 1 through Series 6 of the Partnership were completed and the last of the BACs in Series 6 were issued by the Partnership on September 29, 1989. At December 31, 2008 and 2007 the Partnership had limited partnership equity interests in 23 and 43 Operating Partnerships, respectively.

As of December 31, 2008 the Partnership had $3,382,473 remaining in cash and cash equivalents. Below is a table, which provides, by series, the equity raised, number of BACs sold, final date BACs were offered, number of properties acquired, and cash and cash equivalents.

Series	Equity	BACs	Final Close Date	Number of Properties	Proceeds Remaining
1	$12,999,000	1,299,900	12/18/88	4	$ 54,861
2	8,303,000	830,300	03/30/89	1	1,120,614
3	28,822,000	2,882,200	03/14/89	13	160,123
4	29,788,160	2,995,300	07/07/89	4	155,144
5	4,899,000	489,900	08/22/89	1	512,910
6	12,935,780	1,303,000	09/29/89	-	1,378,821

	$97,746,940	9,800,600		23	$3,382,473

Results of Operations

At December 31, 2008 and 2007 the Partnership held limited partnership interests in 23 and 43 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which initially complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Partnership believes that there is adequate casualty insurance on the properties.

The Partnership incurs an annual partnership management fee to the general partner of the Partnership and/or its affiliates in an amount equal to 0.375% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various partnership management and reporting fees paid by the Operating Partnerships. The partnership management fees incurred and the reporting fees paid by the Operating Partnerships for the three and nine months ended December 31, 2008 are as follows:

	3 Months Management Fee Net of Reporting Fee	3 Months Reporting Fee	9 Months Management Fee Net of Reporting Fee	9 Months Reporting Fee
Series 1	5,016	-	15,891	-
Series 2	5,303	115	(21,425)	47,809
Series 3	16,655	836	49,421	3,886
Series 4	11,631	961	37,174	2,514
Series 5	3,773	64	4,372	9,553
Series 6	(48,014)	51,378	(26,245)	51,378
	$ (5,636)	$ 53,354	$ 59,188	$ 115,140

The Partnership's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested. The Partnership's investments in Operating Partnerships have been made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 1

As of December 31, 2008 and 2007, the average Qualified Occupancy for the series was 100%. The series had a total of four properties at December 31, 2008, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2008 and 2007, Series 1 reflects net loss from Operating Partnerships of $(105,936) and $(107,094), respectively, which includes depreciation and amortization of $156,556 and $277,927, respectively. This is an interim period estimate and it is not indicative of the final year end results.

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

Series 2

As of December 31, 2008 and 2007, the average Qualified Occupancy for the series was 100%. The series had one property at December 31, 2008, which was at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2008 and 2007, Series 2 reflects net loss from Operating Partnerships of $(279,439) and $(253,679), respectively, which includes depreciation and amortization of $155,499 and $271,812, respectively. This is an interim period estimate and it is not indicative of the final year end results.

In September 2007, the investment general partner of Calexico Associates approved an agreement to sell the property and the transaction closed on September 25, 2008. The sales price for the property was $2,047,109, which includes the outstanding mortgage balance of approximately $1,507,109, cash proceeds to the operating general partner of $243,395, and cash proceeds to the investment limited partnerships of $177,437 and $48,921 to Series 2 and Series 5, respectively. Of the total proceeds received, $2,477 and $683, respectively, represents reporting fees due to an affiliate of the investment partnerships and the balance represents proceeds from the sale. Of the remaining proceeds, $11,758 and $3,242 from Series 2 and Series 5, respectively, was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $163,202 and $44,996 will be returned to cash reserves held by Series 2 and Series 5, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnerships. After all outstanding obligations of the investment partnerships are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnerships' investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. In addition, the general partner paid the non-resident withholdings, in the amount of $13,356 and $3,682 for Series 2 and Series 5, respectively. The sale proceeds were received on October 2, 2008; so a receivable in the amount of $165,679 and $45,679 has been recorded for Series 2 and Series 5, respectively, as of September 30, 2008. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement and including the non-resident withholding, has been recorded in the amount of $176,558 and $48,678 for Series 2 and Series 5, respectively, as of September 30, 2008.

In September 2007, the investment general partner of Heber II Associates approved an agreement to sell the property and the transaction closed on September 25, 2008. The sales price for the property was $1,413,621, which includes the outstanding mortgage balance of approximately $1,053,621, cash proceeds to the operating general partner of $163,999, and cash proceeds to the investment limited partnership of $152,520. Of the total proceeds received, $550 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $15,000 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $136,970 will be returned to cash reserves held by Series 2. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. In addition, the general partner paid the non-resident withholdings, in the amount of $11,480. The sale proceeds were received on October 2, 2008; so a receivable in the amount of $137,520 has been recorded for Series 2 as of September 30, 2008. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement and including the non-resident withholding, has been recorded in the amount of $148,450 as of September 30, 2008.

Annadale Housing Partners (King's View Apartments) is a 222-apartment property in Fresno, CA. The property's occupancy has been an issue at Annadale for several years but saw a steady decline in 2007 averaging 79% for the year. King's View Apartments is located in one of the most violent gang and high crime areas in the city of Fresno, and crime has increased substantially in the past two years. Management spends $11,500 per month on average for private security. The operating general partner estimates that in reality the site requires $30,000-$60,000 per month in private security to effectively secure the property. Management has been working closely with the police department, which has diverted resources from other areas of the city to the King's View neighborhood. The increase in police presence has had a positive impact and has led to a decrease in gang related activity in the neighborhood. A new site manager has made strides in evicting problematic tenants. Management continues to work with police, the City of Fresno, and the Housing Development Departments for additional support. As a result of the efforts of management, occupancy has increased to 92% through the fourth quarter of 2008. With the resulting increase in rental revenues, the property is operating above breakeven for 2008.

In February 2008, the investment general partner of Mecca Apartments approved an agreement to sell the property and the transaction closed in April 2008. The sales price of the property was $3,040,000 which includes the outstanding mortgage balance of approximately $2,515,935 and cash proceeds to the investment limited partner of $448,000. Of the total proceeds received, $41,892 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $15,000 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $391,108 will be returned to cash reserves held by Series 2. In addition, Series 2 received $284,685 in additional proceeds from the Mecca Apartments cash reserve account. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of theinvestment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $675,793 as of June 30, 2008.

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

Series 3

As of December 31, 2008 and 2007, the average Qualified Occupancy for the series was 100%. The series had a total of thirteen properties at December 31, 2008, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2008 and 2007, Series 3 reflects net loss from Operating Partnerships of $(163,991) and $(335,209), respectively, which includes depreciation and amortization of $603,968 and $644,785, respectively. This is an interim period estimate and it is not indicative of the final year end results.

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

Vassar LDHA LP (Manor Ridge Apartments) is a 32-unit senior property located in Vassar, MI. The property operated below breakeven in 2008 due to low occupancy. The site manager has contacted each resident on a one-on-one basis, and Manor Ridge has joined the Chamber of Commerce to boost resident involvement and awareness. However, improving physical occupancy is still a struggle for the property because of the area's deteriorating economic conditions. Most residents are not able to pay full rental rates, and require rental assistance. As a result, physical occupancy averaged 77% for 2007 and 69% for the first three-quarters of 2008. In the fourth quarter 2008 physical occupancy dropped to 59%. Below breakeven operations resulted in an under-funded tax and insurance escrow account and delinquent 2007 real estate taxes. In an effort to address the delinquencies management submitted a two-year workout plan which was approved by Rural Development in May 2008. The primary goal of the workout plan was to pay down delinquent real estate taxes. The secondary goal was to properly fund the tax and insurance escrow account. According to the workout plan, the replacement reserve funding requirement was waived in 2008 which will allow those scheduled deposits to be allocated to the funding of the tax and insurance escrow. In the fourth quarter 2008, due to significant drops in occupancy, management was unable to honor the approved workout plan. As a result, Rural Development sent out a servicing notice dated December 23, 2008 which outlined major concerns such as under-funded reserves, unpaid real estate taxes, and under-funded tax & insurance escrow. The letter also gave the Operating Partnership a 15-day deadline to discuss the outlined concerns. The operating general partner strongly believes that due to such rapid deterioration of the occupancy and operation this property will require significant amounts of funds to be improved. Therefore, in the first quarter 2009, the operating general partner is planning to request the investment partnership's consent to convey the property to Rural Development, to avoid mortgage acceleration and foreclosure. The operating general partner's operating deficit guarantee is unlimited in time and amount. The Operating Partnership's mortgage payments are current. On December 31, 2003, the 15-year low income housing tax credit compliance period expired.

In February 2008, the investment general partner of Mound Plaza, Limited approved an agreement to sell the property and the transaction is anticipated to close in June 2009. The anticipated sales price for the property is $650,546, which includes the outstanding mortgage balance of approximately $602,546 and cash proceeds to the investment limited partnership of $48,000. Of the total proceeds anticipated to be received, $16,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, it is anticipated that $15,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $17,000 is anticipated to be returned to cash reserves held by Series 3. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In December 2008, the investment general partner entered into an agreement to transfer its interest in Trinidad Apartments to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $899,727 and cash proceeds to the investment limited partner of $26,692. Of the total proceeds received, $36 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $21,656 will be returned to cash reserves held by Series 3. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $21,656 as of December 31, 2008.

In December 2008, the investment general partner entered into an agreement to transfer its interest in Belfast Birches Associates to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,042,356 and cash proceeds to the investment limited partner of $31,271. Of the total proceeds received, $800 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,569 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs and transfer tax. The remaining proceeds of $22,902 will be returned to cash reserves held by Series 3. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $22,902 as of December 31, 2008.

In January 2009, the investment general partner of Series 3 and Boston Capital Tax Credit Fund II LP - Series 14, respectively, entered into an agreement to transfer its interests in Lakewood Terrace Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $3,057,039 and cash proceeds to the investment limited partnerships of $100. Of the total proceeds received, $44 from Series 3 and $56 from Series 14, respectively, will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. There are no remaining proceeds to be returned to cash reserves held by Series 3 and Series 14, respectively.

Series 4

As of December 31, 2008 and 2007, the average Qualified Occupancy for the series was 100%. The series had a total of four properties at December 31, 2008, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2008 and 2007, Series 4 reflects net loss from Operating Partnerships of $(204,270) and $(216,908), respectively, which includes depreciation and amortization of $368,486 and $413,576, respectively. This is an interim period estimate and it is not indicative of the final year end results.

In December 2008, the investment general partner entered into an agreement to transfer its interest in Clearview Apartments to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $728,197 and cash proceeds to the investment limited partner of $21,846. Of the total proceeds received, $960 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $15,886 will be returned to cash reserves held by Series 4. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $15,886 as of December 31, 2008.

In November 2008, the investment general partner entered into an agreement to transfer its investment limited partner interest and general partner interest in Shockoe Hill Associates II to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,661,406 and cash proceeds to the investment limited partner of $0. There are no proceeds to be returned to the cash reserves held by Series 4. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the transfer of the Operating Partnership has been recorded as of December 31, 2008.

In December 2008, the investment general partner entered into an agreement to transfer its interest in Burlwood Apartments to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $341,456 and cash proceeds to the investment limited partner of $10,244. Of the total proceeds received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $5,244 will be returned to cash reserves held by Series 4. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $5,244 as of December 31, 2008.

In December 2008, the investment general partner entered into an agreement to transfer its interest in Milliken Apartments to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $828,250 and cash proceeds to the investment limited partner of $24,848. Of the total proceeds received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $19,848 will be returned to cash reserves held by Series 4. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $19,848 as of December 31, 2008.

Series 5

As of December 31, 2008 and 2007, the average Qualified Occupancy for the series was 100%. The series had one property at December 31, 2008, which was at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2008 and 2007, Series 5 reflects net loss from Operating Partnerships of $(112,433) and $(101,539), respectively, which includes depreciation and amortization of $129,813 and $266,818, respectively. This is an interim period estimate and it is not indicative of the final year end results.

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

In September 2007, the investment general partner of Calexico Associates approved an agreement to sell the property and the transaction closed on September 25, 2008. The sales price for the property was $2,047,109, which includes the outstanding mortgage balance of approximately $1,507,109, cash proceeds to the operating general partner of $243,395, and cash proceeds to the investment limited partnerships of $177,437 and $48,921 to Series 2 and Series 5, respectively. Of the total proceeds received, $2,477 and $683, respectively, represents reporting fees due to an affiliate of the investment partnerships and the balance represents proceeds from the sale. Of the remaining proceeds, $11,758 and $3,242 from Series 2 and Series 5, respectively, was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $163,202 and $44,996 will be returned to cash reserves held by Series 2 and Series 5, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnerships. After all outstanding obligations of the investment partnerships are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnerships' investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. In addition, the general partner paid the non-resident withholdings, in the amount of $13,356 and $3,682 for Series 2 and Series 5, respectively. The sale proceeds were received on October 2, 2008; so a receivable in the amount of $165,679 and $45,679 has been recorded for Series 2 and Series 5, respectively, as of September 30, 2008. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement and including the non-resident withholding, has been recorded in the amount of $176,558 and $48,678 for Series 2 and Series 5, respectively, as of September 30, 2008.

Annadale Housing Partners (King's View Apartments) is a 222-apartment property in Fresno, CA. The property's occupancy has been an issue at Annadale for several years but saw a steady decline in 2007 averaging 79% for the year. King's View Apartments is located in one of the most violent gang and high crime areas in the city of Fresno, and crime has increased substantially in the past two years. Management spends $11,500 per month on average for private security. The operating general partner estimates that in reality the site requires $30,000-$60,000 per month in private security to effectively secure the property. Management has been working closely with the police department, which has diverted resources from other areas of the city to the King's View neighborhood. The increase in police presence has had a positive impact and has led to a decrease in gang related activity in the neighborhood. A new site manager has made strides in evicting problematic tenants. Management continues to work with police, the City of Fresno, and the Housing Development Departments for additional support. As a result of the efforts of management, occupancy has increased to 92% through the fourth quarter of 2008. With the resulting increase in rental revenues, the property is operating above breakeven for 2008.

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

Series 6

As of December 31, 2007, the average Qualified Occupancy for the series was 100%. The series had no properties at December 31, 2008.

For the nine month periods ended December 31, 2008 and 2007, Series 6 reflects net loss from Operating Partnerships of $0 and $(146,635), respectively, which includes depreciation and amortization of $0 and $336,634, respectively. This is an interim period estimate and it is not indicative of the final year end results.

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

In August 2008, the investment general partner entered into an agreement to transfer its interest in Briarwood Estates, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $547,558 and cash proceeds to the investment partnership of $25,680. Of the total proceeds received, $5,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $20,680 will be returned to cash reserves held by Series 6. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $20,680 as of September 30, 2008.

In August 2008, the investment general partner entered into an agreement to transfer its interest in Kearney Properties II LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $348,368 and cash proceeds to the investment partnership of $17,120. Of the total proceeds received, $5,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $12,120 will be returned to cash reserves held by Series 6. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $12,120 as of September 30, 2008.

In August 2008, the investment general partner entered into an agreement to transfer its interest in Pleasant Hill Properties LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $541,802 and cash proceeds to the investment partnership of $25,680. Of the total proceeds received, $5,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $20,680 will be returned to cash reserves held by Series 6. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $20,680 as of September 30, 2008.

In August 2008, the investment general partner entered into an agreement to transfer its interest in Socorro Properties, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,200,586 and cash proceeds to the investment partnership of $34,240. Of the total proceeds received, $5,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $29,240 will be returned to cash reserves held by Series 6. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $29,240 as of September 30, 2008.

In October 2008, the investment general partner of Series 6 and Boston Capital Tax Credit Fund II LP - Series 9, respectively, entered into an agreement to transfer its interest in Hacienda Villa Associates LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $5,943,874 and cash proceeds to the investment limited partnerships of $103,200 and $111,800 to Series 6 and Series 9, respectively. Of the total proceeds received, $47,520 and $51,480 to Series 6 and Series 9, respectively, represents reporting fees due to an affiliate of the investment partnerships and the balance represents proceeds from the transfer. Of the remaining proceeds, $12,000 and $13,000 from Series 6 and Series 9, respectively, was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $43,680 and $47,320 will be returned to cash reserves held by Series 6 and Series 9, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $43,680 and $47,320 to Series 6 and Series 9, respectively, as of December 31, 2008.

In December 2008, the investment general partner entered into an agreement to transfer its interest in Green Pines Associates Limited Partnership to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,373,215 and cash proceeds to the investment limited partner of $41,196. Of the total proceeds received, $3,708 represents reporting fees due to an affiliate of the investment partnership, and the balance represents proceeds from the transfer. Of the remaining proceeds, $12,605 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs and transfer tax. The remaining proceeds of $24,883 will be returned to cash reserves held by Series 6. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $24,883 as of December 31, 2008.

In December 2008, the investment general partner entered into an agreement to transfer its interest in Woodcliff Apartments to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $725,905 and cash proceeds to the investment limited partner of $0. There are no proceeds to be returned to cash reserves held by Series 6. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the transfer of the Operating Partnership has been recorded as of December 31, 2008.

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

Recent Accounting Changes - Continued

Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48") was issued in July 2006 and interprets SFAS No. 109, Accounting for Income Taxes. FIN 48 requires all taxpayers to analyze all material positions they have taken or plan to take in all tax returns that have been filed or should have been filed with all taxing authorities for all years still subject to challenge by those taxing authorities. If the position taken is "more-likely-than-not" to be sustained by the taxing authority on its technical merits and if there is more than a 50% likelihood that the position would be sustained if challenged and considered by the highest court in the relevant jurisdiction, the tax consequences of that position should be reflected in the taxpayer's GAAP financial statements. Earlier proposed interpretations of SFAS 109 had recommended a "probable" standard for recognition of tax consequences rather than the "more-likely-than-not" standard finally adopted.

Because we are a pass-through entity and are not required to pay income taxes, FIN 48 does not currently have any impact on our financial statements. On December 30, 2008, the FASB issued FASB Staff Position (FSP) No. FIN 48-3: Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises ("FSP No. FIN 48-3"), which defers the effective date of FIN 48 for nonpublic enterprises included within the scope of FSP No. FIN 48-3 to the annual financial statements for fiscal years beginning after December 15, 2008. The deferred effective date is intended to give the Board additional time to develop guidance on the application of FIN 48 by pass-through entities and not-for-profit organizations. We may modify our disclosures if the FASB's guidance regarding application of FIN 48 to pass-through entities changes.

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

There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

Boston Capital Tax Credit Fund Limited Partnership

	By:	Boston Capital Associates Limited Partnership, General Partner

	By:	BCA Associates Limited Partnership, General Partner

	By:	C&M Management, Inc., General Partner

Date: February 17, 2009	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of
1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

February 17, 2009	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), C&M Management Inc.; Director, President (Principal Executive Officer) BCTC Assignor Corp.

DATE:	SIGNATURE:	TITLE:

February 17, 2009	/s/ Marc N. Teal Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer), C&M Management Inc; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC Assignor Corp.