Form 10-K
period 2009-03-31
BOSTON CAPITAL TAX CREDIT FUND LTD PARTNERSHIP
filed 2009-07-07
CIK 835095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

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
FOR THE YEAR ENDED MARCH 31, 2009

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

At March 31, 2009, the Partnership had limited partnership equity interests in twenty-two operating partnerships which own operating apartment complexes as follows: four in Series 1; one in Series 2; twelve in Series 3; four in Series 4; one in Series 5; and zero in Series 6.  A description of these Operating Partnerships is set forth in Item 2 herein.

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
Not applicable.

Item 2. Properties

The Partnership has acquired a limited partnership interest in each of the twenty-two Operating Partnerships identified in the following tables.  In each instance the apartment complexes owned by the applicable Operating Partnerships are eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a designated percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as “Qualified Occupancy”.  Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus, as supplemented, or applicable Report on Form 8-K.  The general partner believes that there is adequate casualty insurance on the properties.

Please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed discussion of operational difficulties experienced by certain of the Operating Partnerships.

Boston Capital Tax Credit Fund Limited Partnership - Series 1

PROPERTY PROFILES AS OF MARCH 31, 2009

Property Name	Location	Units	Mortgage Balance As Of 12/31/08	Construction Completion	Qualified Occupancy 3/31/09	Capital Contributed

Country Knoll	Coldwater, MI	32	$902,743	07/89	100%	$202,610

Green Acres Apartments	Yulee, FL	47	1,418,182	08/89	100%	394,500

Westchase Apartments	Three Rivers, MI	32	928,920	07/89	100%	202,610

Wood Creek Manor	Saulte St. Marie, MI	32	929,660	07/89	100%	213,390

Boston Capital Tax Credit Fund Limited Partnership - Series 2

PROPERTY PROFILES AS OF MARCH 31, 2009

Property Name	Location	Units	Mortgage Balance As Of 12/31/08	Construction Completion	Qualified Occupancy 3/31/09	Capital Contributed

Annadale Apartments	Fresno, CA	222	$13,801,468	06/90	100%	$1,736,542

Boston Capital Tax Credit Fund Limited Partnership - Series 3

PROPERTY PROFILES AS OF MARCH 31, 2009

Property Name	Location	Units	Mortgage Balance As Of 12/31/08	Construction Completion	Qualified Occupancy 3/31/09	Capital Contributed

Crane Street Court	Littleton, NH	33	$1,414,150	12/88	100%	$293,000

Cruz Bay Apartments	St. John, USVI	20	1,434,362	02/89	100%	285,820

Gilmore Court	Jaffrey, NH	28	1,333,646	06/89	100%	288,660

Greenwood Apartments	Owosso, MI	48	1,374,683	08/89	100%	312,090

Jackson Apartments	Jackson, WY	28	1,142,385	07/89	100%	225,000

Lake North Apartments	Lady Lake, FL	36	1,002,591	01/89	100%	220,780

Maplewood Apartments	Cloquet, MN	24	726,223	04/89	100%	150,800

Mound Plaza Apartments	Moundville, AL	24	599,322	09/89	100%	129,465

Oak Crest Manor II	Brainerd, MN	30	872,481	05/89	100%	168,130

Ripon Apartments	Ripon, WI	24	811,623	07/89	100%	176,260

Sun Village Apartments	Groveland, FL	34	996,188	05/88	100%	211,880

Vassar Apartments	Vassar, MI	32	880,692	11/89	100%	189,596

Boston Capital Tax Credit Fund Limited Partnership - Series 4

PROPERTY PROFILES AS OF MARCH 31, 2009

Property Name	Location	Units	Mortgage Balance As Of 12/31/08	Construction Completion	Qualified Occupancy 3/31/09	Capital Contributed

Ault Apartments	Ault, CO	16	$458,518	07/89	100%	$92,232

Berkshire Apartments	Wichita, KS	90	1,412,797	09/89	100%	1,829,104

Cambria Commons	Cambria, NY	24	1,034,192	07/89	100%	367,600

Meadowcrest Apartments	Southfield, MI	83	2,610,193	10/90	100%	1,055,404

Boston Capital Tax Credit Fund Limited Partnership - Series 5

PROPERTY PROFILES AS OF MARCH 31, 2009

Property Name	Location	Units	Mortgage Balance As Of 12/31/08	Construction Completion	Qualified Occupancy 3/31/09	Capital Contributed

Annadale Apartments	Fresno, CA	222	$13,801,468	06/90	100%	$1,161,810

Boston Capital Tax Credit Fund Limited Partnership - Series 6

PROPERTY PROFILES AS OF MARCH 31, 2009

ALL Properties in Series 6 have been disposed of as of March 31, 2009.

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

As of March 31, 2009, the Partnership has 6,543 registered BAC Holders for an aggregate of 9,800,600 BACs which were offered a subscription price of $10 per BAC.

The BACs were issued in series.  Series 1 had 900 investors holding 1,299,900 BACs; Series 2 had 644 investors holding 830,300 BACs; Series 3 had 2,028 investors holding 2,882,200 BACs; Series 4 had 1,838 investors holding 2,995,300 BACs; Series 5 had 360 investors holding 489,900 BACs; and Series 6 had 773 investors holding 1,303,000 BACs.

(c)                                  Dividend history and restriction.

The Partnership has made no distributions of net cash flow to its BAC holders from its inception, June 1, 1988, through March 31, 2009. The Partnership made a return of equity distribution to the BAC holders in the amount of $350,003 during the year ended March 31, 1992.  The distribution was the result of certain Operating Partnerships not achieving their projected tax credits.

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

During the year ended March 31, 2009, the Partnership made a return of equity distribution to the Series 2 and 5 BAC holders in the amount of $24,836 and $3,682, respectively.  The distributions were the result of proceeds available from the sale or transfer of one or more Operating Partnerships.

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

Liquidity

The Partnership’s primary source of funds was the proceeds each Offering.  Other sources of liquidity include (i) interest earned on capital contributions held pending investment or held for working capital reserves and (ii) cash distributions from operations of the Operating Partnerships in which the Partnership has invested.  These sources of liquidity are available to meet the obligations of the Partnership.  The Partnership is currently accruing the annual partnership management fees, which allows each series the ability to pay non-affiliated third party obligations.  During the fiscal year ended March 31, 2009 the Partnership accrued $212,618 in annual partnership management fees.  During the fiscal year ended March 31, 2009 the Partnership paid $74,697 in partnership management fees.  As of March 31, 2009, total partnership management fees accrued were $5,345,941.  Pursuant to the Partnership Agreement, these liabilities will be deferred until the Partnership receives sales or refinancing proceeds from Operating Partnerships which will be used to satisfy these liabilities.

An affiliate of the general partner has advanced $831,034 to the Partnership to pay various third party operating expenses and to make advances and/or loans to Operating Partnerships.  The amounts advanced to three of the six series are as follows: $152,899 to Series 1; $473,634 to Series 3; and $204,501 to Series 4.  These and any additional advances will be paid, without interest, from available cash flow, reporting fees, or the proceeds of sales or refinancing of the Partnership’s interests in Operating Partnerships.  The Partnership anticipates that as the Operating Partnerships continue to mature, more cash flow and reporting fees will be generated.  Cash flow and reporting fees will be added to the Partnership’s working capital and will be available to meet future third party obligations of the Partnership.  The Partnership is currently pursuing, and will continue to pursue, available cash flow and reporting fees.

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

The net proceeds from the offer and sale of BACs in Series 1 have been used to invest in a total of 20 Operating Partnerships in an aggregate amount of $9,407,952, and the Partnership has completed payment of all installments of its capital contributions.  As of March 31, 2009, sixteen of the properties had been disposed of and four remained.  Series 1 had $53,723 in working capital at March 31, 2009.  Dispositions that occurred in the current fiscal year are disclosed in the Series Results of Operations.

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

The net proceeds of the offer and sale of BACs in Series 2 have been used to invest in a total of 8 Operating Partnerships in an aggregate amount of $6,498,176, and the Partnership has completed payment of all installments of its capital contributions.  As of March 31, 2009, seven of the properties had been disposed of and one remained.  Series 2 had $1,108,583 in working capital at March 31, 2009. Dispositions that occurred in the current fiscal year are disclosed in the Series Results of Operations.

(Series 3).  The Partnership received and accepted subscriptions for $28,822,000, representing 2,882,200 BACs from investors admitted as BAC holders in Series 3.  Offers and sales of BACs in Series 3 were completed and the last of the BACs in Series 3 were issued by the Partnership on March 14, 1989.

The net proceeds of the offer and sale of BACs in Series 3 have been used to invest in a total of 33 Operating Partnerships in an aggregate amount of $21,738,797, and the Partnership has completed payment of all installments of its capital contributions.  As of March 31, 2009, twenty-one of the properties had been disposed of and twelve remained.  Series 3 had $140,154 in working capital at March 31, 2009. Dispositions that occurred in the current fiscal year are disclosed in the Series Results of Operations.

(Series 4).  The Partnership commenced offering BACs in Series 4 on March 27, 1989.  The Partnership received and accepted subscriptions for 29,788,160, representing 2,995,300 BACs from investors admitted as BAC holders in Series 4.  Offers and sales of BACs in Series 4 were completed and the last of the BACs in Series 4 were issued by the Partnership on July 7, 1989.

The net proceeds from the offer and sale of BACs in Series 4 have been used to invest in a total of 25 Operating Partnerships in an aggregate amount of $22,934,082, and the Partnership has completed payment of all installments of its capital contributions. As of March 31, 2009, twenty-one of the properties had been disposed of and four remained.  Series 4 had $136,149 in working capital at March 31, 2009. Dispositions that occurred in the current fiscal year are disclosed in the Series Results of Operations.

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

The net proceeds of the offer and sale of BACs in Series 5 have been used to invest in a total of 5 Operating Partnerships in an aggregate amount of $3,431,044, and the Partnership has completed payment of all installments of its capital contributions. As of March 31, 2009, four of the properties had been disposed of and one remained.  Series 5 had $502,872 in working capital at March 31, 2009.  Dispositions that occurred in the current fiscal year are disclosed in the Series Results of Operations.

(Series 6).  The Partnership commenced offering BACs in Series 6 on July 18, 1989.  The Partnership received and accepted subscriptions for $12,935,780, representing 1,303,000 BACs from investors admitted as BAC holders in Series 6.  Offers and sales of BACs in Series 6 were completed and the last of the BACs in Series 6 were issued by the Partnership on September 29, 1989.

The net proceeds from the offer and sale of BACs in Series 6 have been used to invest in a total of 15 Operating Partnerships in an aggregate amount of $10,652,631, and the Partnership has completed payment of all installments of its capital contributions. As of March 31, 2009, all fifteen of the properties had been disposed.  Series 6 had $1,355,717 in working capital at March 31, 2009. Dispositions that occurred in the current fiscal year are disclosed in the Series Results of Operations.

Results of Operations

The Partnership incurs an annual partnership management fee payable to the general partner and/or its affiliates in an amount equal to 0.375% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various partnership management and reporting fees paid or payable by the Operating Partnerships.  The annual partnership management fee incurred net of reporting fees for the fiscal years ended March 31, 2009 and 2008 was $91,029 and $221,420, respectively.  The amount is anticipated to be lower for subsequent fiscal years as more of the Operating Partnerships begin to pay accrued and annual partnership management and reporting fees.  During the fiscal years ended March 31, 2009 and 2008, the Partnership received $121,589 and $67,116, respectively, in reporting fees from the Operating Partnerships.

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

(Series 1).  As of March 31, 2009 and 2008, the Qualified Occupancy for the Series was 100%.  The Series had a total of 4 properties at March 31, 2009, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2008 and 2007, the Series, in total, generated $232,468 and $2,365,935, respectively, in passive income tax losses which were passed through to the investors.  As of December 31, 2001 all of the Operating Partnerships in Series 1 had completed their respective credit periods and it is not expected that any additional tax credits will be generated.

For the years ended March 31, 2009 and 2008, the net income (loss) for series 1 was $(49,499), and $95,797, respectively.  The major components of these amounts are the Partnership’s share of income (losses) from Operating Partnership and the fund management fee. The variances in net income (losses) is due to the income (losses) recorded from the dispositions of Operating Partnerships in the current year.

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

In March 2006, the investment general partner of Briarwood Apartments of Vero Beach Limited approved an agreement to sell the property and the transaction closed on November 6, 2007.  The sales price of the property was $1,478,112, which includes the outstanding mortgage balance of approximately $1,438,231 and cash proceeds to the investment limited partner of $35,000.  Of the total proceeds received, $12,580 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $7,500 was paid to BCAMLP for expenses related to the sale, which includes legal costs.  The remaining proceeds from the sale of $14,920 was returned to cash reserves held by Series 1.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the property was recorded of $14,920 as of November 30, 2007.

In December 2007, the investment general partner of Country Village entered into an agreement to transfer its interest to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $3,059,543 and cash proceeds to the investment limited partner of $150,000.  Of the total proceeds received, $12,650 represents transfer taxes paid to the State of New York, and $4,000 represents reporting fees due to an affiliate of the investment partnership. Of the remaining proceeds, $15,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $118,350 was returned to cash reserves held by Series 1.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $118,350 as of December 31, 2007.

In December 2007, the investment general partner of Elk Rapids II consented to the conveyance of the property in lieu of mortgage acceleration and foreclosure. The conveyance of the property in lieu of mortgage acceleration occurred on April 3, 2008 and the ownership was transferred to Rural Development. Throughout 2006 and 2007 the investment general partner had worked closely with the operating general partner in an effort to find a potential buyer of the property. However, due to unstable economic conditions in the Elk Rapids, Michigan area, they were unsuccessful in finding a buyer to purchase the property. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero.  Accordingly, no gain on the transfer of the Operating Partnership has been recorded.

(Series 2).  As of March 31, 2009 and 2008, the Qualified Occupancy for the series was 100%.  The Series had a total of 1 property at March 31, 2009, which was at 100% Qualified Occupancy.

For the tax years ended December 31, 2008 and 2007, the Series, in total, generated $2,580,807 and $348,800, respectively, in passive income tax losses that were passed through to the investors. As of December 31, 2005 all of the Operating Partnerships in Series 2 had completed their respective credit periods and it is not expected that any additional tax credits will be generated.

For the years ended March 31, 2009 and 2008, the net income (loss) for Series 2 was $1,065,384 and $(75,959), respectively.  The major components of these amounts are the Partnership’s share of income (losses) from Operating

Partnership and the fund management fee. The variances in net income (losses) are due to the income (losses) recorded from the dispositions of Operating Partnerships in the prior year.

In September 2007, the investment general partner of Calexico Associates approved an agreement to sell the property and the transaction closed on September 25, 2008. The sales price for the property was $2,047,109, which includes the outstanding mortgage balance of approximately $1,507,109, cash proceeds to the operating general partner of $243,395, and cash proceeds to the investment limited partnerships of $177,437 and $48,921 to Series 2 and Series 5, respectively.  Of the total proceeds received, $2,477 and $683, respectively, represents reporting fees due to an affiliate of the investment partnerships and the balance represents proceeds from the sale.  Of the remaining proceeds, $11,758 and $3,242 from Series 2 and Series 5, respectively, was paid to BCAMLP for expenses related to the sale, which includes third party legal costs.  The remaining proceeds from the sale of $163,202 and $44,996 were returned to cash reserves held by Series 2 and Series 5, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnerships. After all outstanding obligations of the investment partnerships are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnerships’ investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. In addition, the general partner paid the non-resident withholdings, in the amount of $13,356 and $3,682 for Series 2 and Series 5, respectively. The sale proceeds were received on October 2, 2008; so a receivable in the amount of $165,679 and $45,679 has been recorded for Series 2 and Series 5, respectively, as of September 30, 2008. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement and including the non-resident withholding, has been recorded in the amount of $176,558 and $48,678 for Series 2 and Series 5, respectively, as of September 30, 2008.

In September 2007, the investment general partner of Heber II Associates approved an agreement to sell the property and the transaction closed on September 25, 2008. The sales price for the property was $1,413,621, which includes the outstanding mortgage balance of approximately $1,053,621, cash proceeds to the operating general partner of $163,999, and cash proceeds to the investment limited partnership of $152,520.  Of the total proceeds received, $550 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale.  Of the remaining proceeds, $15,000 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs.  The remaining proceeds from the sale of $136,970 were returned to cash reserves held by Series 2.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. In addition, the general partner paid the non-resident withholdings, in the amount of $11,480. The sale proceeds were received on October 2, 2008; so a receivable in the amount of $137,520 has been recorded for Series 2 as of September 30, 2008.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement and including the non-resident withholding, has been recorded in the amount of $148,450 as of September 30, 2008.

Annadale Housing Partners (King’s View Apartments) is a 222-apartment property in Fresno, CA.  The property’s occupancy has been an issue at Annadale for several years but saw a steady decline in 2007 averaging 79% for the year. King’s View Apartments is located in one of the most violent gang and high crime areas in the city of Fresno, and crime has increased substantially in the past two years.  Management spends $11,500 per month on average for private security.  The operating general partner estimates that in reality the site requires $30,000-$60,000 per month in private security to effectively secure the property.  Management has been working closely with the police department, which has diverted resources from other areas of the city to the King’s View neighborhood. The increase in police presence has had a positive impact and has led to a decrease in gang related activity in the neighborhood.  A new site manager has made strides in evicting problematic tenants.  Management continues to work with police, the City of Fresno, and the Housing Development Departments for additional support.  As a result of the efforts of management, occupancy has increased to average 90% in 2008 and 87% through the first quarter of 2009.  With the resulting increase in rental revenues, the property operated above breakeven in 2008, and through the first quarter of 2009.  The mortgage and taxes are current, and all required reserves and escrows are fully funded.

In February 2008, the investment general partner of Mecca Apartments approved an agreement to sell the property and the transaction closed in April 2008.  The sales price of the property was $3,040,000 which includes the outstanding mortgage balance of approximately $2,515,935 and cash proceeds to the investment limited partner of $448,000.  Of the total proceeds received, $41,892 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale.  Of the remaining proceeds, $15,000 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs.  The remaining proceeds from the sale of $391,108 were returned to cash reserves held by Series 2.  In addition, Series 2 received $284,685 in additional proceeds from the Mecca Apartments cash reserve account.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $675,793 as of June 30, 2008.

In June 2008, the investment general partner of McKinleyville Associates entered into an agreement to transfer its interest to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,709,572 and cash proceeds to the investment limited partner of $81,504.  Of the total proceeds received, $890 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $15,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $65,614 were returned to cash reserves held by Series 2.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  In addition, the investment general partner on behalf of the investment limited partnership entered into a contingent interest agreement with the Operating Partnership for receipt of a residual payment.  Under the terms of the contingent interest agreement, if the property owned by the Operating Partnership is refinanced or sold, on or before June 30, 2013, there would be a residual payment of 50% of the capital transaction proceeds distributable to the investment limited partnership in accordance with the contingent interest agreement.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $65,614 as of June 30, 2008.

(Series 3).  As of March 31, 2009 and 2008, the Qualified Occupancy for the Series was 100%.  The Series had a total of 12 properties at March 31, 2009, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2008 and 2007, the Series, in total, generated $434,692 and $167,003, respectively, in passive income tax losses that were passed through to the investors. As of December 31, 2005 all of the Operating Partnerships in Series 3 had completed their respective credit periods and it is not expected that any additional tax credits will be generated.

For the years ended March 31, 2009 and 2008, the net income (losses) for series 3 was $(26,916) and $(77,584), respectively.  The major components of these amounts are the Partnership’s share of income (losses) from Operating Partnership and the fund management fee. The variances in net income (losses) is due to the income (losses) recorded from the dispositions of Operating Partnerships in the prior year.

In December 2007, the investment general partner entered into an agreement to transfer its interest in Southport, Limited Phase II to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,191,042 and cash proceeds to the investment limited partner of $52,583.  Of the total proceeds received, $9,791 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds $11,500 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs and $4,000 was paid to a third party entity for an appraisal fee. The remaining proceeds of $31,292 were returned to cash reserves held by Series 3. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $31,292 as of December 31, 2007. The transfer of the Operating Partnership has been recognized as of December 31, 2007, and the proceeds were received in the first quarter of 2008.

Vassar LDHA LP (Manor Ridge Apartments) is a 32-unit senior property located in Vassar, MI. The property operated below breakeven in 2008 due to low occupancy. The site manager has contacted each resident on a one-on-one basis, and Manor Ridge has joined the Chamber of Commerce to boost resident involvement and awareness. However, improving physical occupancy is still a struggle for the property because of the area’s deteriorating economic conditions. Most residents are not able to pay full rental rates, and require rental assistance.  As a result, physical occupancy averaged 77% for 2007 and declined to 67% in 2008. In the first quarter of 2009, average physical occupancy dropped further to 51%. The below breakeven operations resulted in an under-funded tax and insurance escrows and delinquent 2007 real estate taxes. In an effort to address the delinquencies, management submitted a two-year workout plan which was approved by Rural Development in May 2008. The primary goal of the workout plan was to pay down delinquent real estate taxes. The secondary goal was to properly fund the tax and insurance escrow account. According to the workout plan, the replacement reserve funding requirement was waived in 2008 which will allow those scheduled deposits to be allocated to the funding of the tax and insurance escrow. In the fourth quarter 2008, due to significant drops in occupancy, management was unable to honor the approved workout plan.  As a result, Rural Development sent out a servicing notice dated December 23, 2008, which outlined major concerns such as under-funded reserves, unpaid real estate taxes, and under-funded tax & insurance escrows. The letter also gave the Operating Partnership a 15-day deadline to discuss the outlined concerns. The operating general partner believes that due to such a rapid deterioration of the occupancy and operations, the property will require significant amounts of funds to improve. Therefore, in the second quarter 2009, the operating general partner is planning to request the investment partnership’s consent to convey the property to Rural Development, to avoid mortgage acceleration and foreclosure. The operating general partner’s operating deficit guarantee is unlimited in time and amount. The Operating Partnership’s mortgage payments are current. On December 31, 2003, the 15-year low income housing tax credit compliance period expired.

In February 2008, the investment general partner of Mound Plaza, Limited approved an agreement to sell the property and the transaction is anticipated to close in December 2009. The anticipated sales price for the property is $650,546, which includes the outstanding mortgage balance of approximately $602,546 and cash proceeds to the investment limited partnership of $48,000.  Of the total proceeds anticipated to be received, $16,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale.  Of the remaining proceeds, it is anticipated that $15,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs.  The remaining proceeds from the sale of $17,000 is anticipated to be returned to cash reserves held by Series 3. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

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

Of the remaining proceeds, $5,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $21,656 were returned to cash reserves held by Series 3.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $21,656 as of December 31, 2008.

In December 2008, the investment general partner entered into an agreement to transfer its interest in Belfast Birches Associates to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,042,356 and cash proceeds to the investment limited partner of $31,271.  Of the total proceeds received, $800 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer.  Of the remaining proceeds, $7,569 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs and transfer tax.  The remaining proceeds of $22,902 were returned to cash reserves held by Series 3.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $22,902 as of December 31, 2008.

In January 2009, the investment general partner of Series 3 and Boston Capital Tax Credit Fund II LP — Series 14, respectively, entered into an agreement to transfer their interests in Lakewood Terrace Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $2,974,769 and cash proceeds to the investment limited partnerships of $100.  Of the total proceeds received, $44 from Series 3 and $56 from Series 14, respectively, was returned to cash reserves held by Series 3 and Series 14, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a $44 and $56 gain on the transfer of the Operating Partnership for Series 3 and Series 14, respectively, has been recorded as of February 28, 2009.

(Series 4).  As of March 31, 2009 and 2008, the Qualified Occupancy for the series was 100%.  The Series had a total of 4 properties at March 31, 2009, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2008 and 2007, the Series, in total, generated $1,678,591 and $349,580, respectively, in passive income tax losses which were passed through to the investors.  As of December 31, 2001 all of the Operating Partnerships in Series 4 had completed their respective credit periods and it is not expected that any additional tax credits will be generated.

For the years ended March 31, 2009 and 2008, the net income (loss) for series 4 was $(30,821) and $(95,671), respectively.  The major components of these amounts are the Partnership’s share of income (losses) from Operating Partnership and the fund management fee. The variances in net income is due to the income (losses) recorded from the dispositions of Operating Partnerships in the prior year.

In December 2008, the investment general partner entered into an agreement to transfer its interest in Clearview Apartments to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $728,197 and cash proceeds to the investment limited partner of $21,846.  Of the total proceeds received, $960 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $15,886 were returned to cash reserves held by Series 4.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $15,886 as of December 31, 2008.

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

In December 2008, the investment general partner entered into an agreement to transfer its interest in Burlwood Apartments to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $341,456 and cash proceeds to the investment limited partner of $10,244.  Of the total proceeds received, $5,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of

$5,244 was returned to cash reserves held by Series 4.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $5,244 as of December 31, 2008.

In December 2008, the investment general partner entered into an agreement to transfer its interest in Milliken Apartments to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $828,250 and cash proceeds to the investment limited partner of $24,848.  Of the total proceeds received, $5,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $19,848 were returned to cash reserves held by Series 4.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $19,848 as of December 31, 2008.

In April 2009, the investment general partner of Wichita West Housing Associates LP approved an agreement to sell the property and the transaction is anticipated to close in July 2009.  The anticipated sales price for the property is $3,556,000, which includes the outstanding mortgage balance of approximately $1,426,925 and cash proceeds to the investment limited partners of $1,892,605.  Of the total proceeds anticipated to be received, it is anticipated that $15,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs.  The remaining proceeds from the sale of $1,877,605 are anticipated to be returned to cash reserves held by Series 4.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

(Series 5). As of March 31, 2009 and 2008, the Qualified Occupancy for the Series was 100%.  The Series had a total of 1 property at March 31, 2009, which was at 100% Qualified Occupancy.

For the tax years ended December 31, 2008 and 2007, the Series, in total, generated $559,717 and $433,645, respectively, in passive income tax losses that were passed through to the investors. As of December 31, 2005 all of the Operating Partnerships in Series 5 had completed their respective credit periods and it is not expected that any additional tax credits will be generated.

For the years ended March 31, 2009 and 2008, the net income (loss) for series 5 was $44,225 and $888,741, respectively.  The major components of these amounts are the Partnership’s share of income (losses) from Operating Partnership and the fund management fee. The variances in net income is due to the income (losses) recorded from the dispositions of Operating Partnerships in the current year.

In April of 2007, the investment general partner transferred their investment limited partnership’s interest in TKO Investment V LP to an entity affiliated with the operating general partner for the assumption of the outstanding mortgage balance of approximately $345,000 and cash proceeds to the investment limited partnership of $950,000. Of the total proceeds received $15,000 represent reporting fees due to an affiliate of the investment limited partnership and the balance represent proceeds from the transfer. Of the remaining proceeds $15,000 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs and $7,000 was paid to a third party entity for an appraisal fee.  The remaining proceeds of $913,000 were returned to cash reserves held by Series 5.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid partnership management fees, and accrued but unpaid expenses of the investment limited partnership.  After all outstanding obligations of the investment limited partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $913,000 as of June 30, 2007.

In September 2007, the investment general partner of Calexico Associates approved an agreement to sell the property and the transaction closed on September 25, 2008. The sales price for the property was $2,047,109, which includes the outstanding mortgage balance of approximately $1,507,109, cash proceeds to the operating general partner of $243,395, and cash proceeds to the investment limited partnerships of $177,437 and $48,921 to Series 2 and Series 5, respectively.  Of the total proceeds received, $2,477 and $683, respectively, represents reporting fees due to an affiliate of the investment partnerships and the balance represents proceeds from the sale.  Of the remaining proceeds, $11,758 and $3,242 from Series 2 and Series 5, respectively, was paid to BCAMLP for expenses related to the sale, which includes third party legal costs.  The remaining proceeds from the sale of $163,202 and $44,996 were returned to cash reserves held by Series 2 and Series 5, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnerships. After all outstanding obligations of the investment partnerships are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnerships’ investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. In addition, the general partner paid the non-resident withholdings, in the amount of $13,356 and $3,682 for Series 2 and Series 5, respectively. The sale proceeds were received on October 2, 2008; so a receivable in the amount of $165,679 and $45,679 has been recorded for Series 2 and Series 5, respectively, as of September 30, 2008. Accordingly, a gain on the sale of the Operating

Partnership of the proceeds from the sale, net of the overhead and expense reimbursement and including the non-resident withholding, has been recorded in the amount of $176,558 and $48,678 for Series 2 and Series 5, respectively, as of September 30, 2008.

Annadale Housing Partners (King’s View Apartments) is a 222-apartment property in Fresno, CA.  The property’s occupancy has been an issue at Annadale for several years but saw a steady decline in 2007 averaging 79% for the year. King’s View Apartments is located in one of the most violent gang and high crime areas in the city of Fresno, and crime has increased substantially in the past two years.  Management spends $11,500 per month on average for private security.  The operating general partner estimates that in reality the site requires $30,000-$60,000 per month in private security to effectively secure the property.  Management has been working closely with the police department, which has diverted resources from other areas of the city to the King’s View neighborhood. The increase in police presence has had a positive impact and has led to a decrease in gang related activity in the neighborhood.  A new site manager has made strides in evicting problematic tenants.  Management continues to work with police, the City of Fresno, and the Housing Development Departments for additional support.  As a result of the efforts of management, occupancy has increased to average 90% in 2008 and 87% through the first quarter of 2009.  With the resulting increase in rental revenues, the property operated above breakeven in 2008, and through the first quarter of 2009.  The mortgage and taxes are current, and all required reserves and escrows are fully funded.

In June 2008, the investment general partner entered into an agreement to transfer its interest in Point Arena Associates to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,160,129 and cash proceeds to the investment limited partner of $42,336.  Of the total proceeds received, $8,341 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $15,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $18,995 were returned to cash reserves held by Series 5.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  In addition, the investment general partner on behalf of the investment limited partnership entered into a contingent interest agreement with the Operating Partnership for receipt of a residual payment.  Under the terms of the contingent interest agreement, if the property owned by the Operating Partnership is refinanced or sold, on or before June 30, 2013, there would be a residual payment of 50% of the capital transaction proceeds distributable to the investment limited partnership in accordance with the contingent interest agreement.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $18,995 as of June 30, 2008.

(Series 6).  As of March 31, 2009 and 2008, the Qualified Occupancy for the series was 100%.  The Series had a total of 0 properties at March 31, 2009.

For the tax year ended December 31, 2008 and 2007, the Series, in total, generated $3,728,199 and $422,120, respectively, in passive income tax losses that were passed through to the investors. As of December 31, 2005 all of the

Operating Partnerships in Series 6 had completed their respective credit periods and it is not expected that any additional tax credits will be generated.

For the years ended March 31, 2009 and 2008, the net income (losses) for series 6 was $157,675 and $(43,176), respectively.  The major components of these amounts are the Partnership’s share of income (losses) from Operating Partnership and the fund management fee. The variances in net income is due to the income (losses) recorded from the dispositions of Operating Partnerships in the prior year.

In December 2006, the investment general partner transferred the interest of Series 6 and Boston Capital Tax Credit Fund II LP - Series 7 in Hillandale Commons Limited Partnership to an entity affiliated with the operating general partner, for its assumption of the outstanding mortgage balance and cash proceeds of $863,000.  In accordance with Agreement of Purchase and Sale an initial payment of $67,200 and $52,800 was paid in December 2006 and an outstanding note payable of $416,080 and $326,920 was paid in July 2007 to Series 6 and Series 7, respectively. Of the gross proceeds received, $16,800 and $13,200 represent reporting fees due to an affiliate, and $4,200 and $3,300 was paid to BCAMLP for expenses of the sale, which includes third party legal costs, for Series 6 and Series 7, respectively.  Of the remaining proceeds, $462,280 and $363,220 for Series 6 and Series 7, respectively, was returned to cash reserves.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid partnership management fees, and accrued but unpaid expenses of the investment limited partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnerships’ investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. The sale proceeds, previously recorded as receivable, in the amount of $416,080 and $326,920 for Series 6 and Series 7, respectively, were received as of July 31, 2007.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the expense and overhead reimbursement, has been recorded in the amount of $462,280 and $363,220, for Series 6 and Series 7, respectively, as of December 31, 2006.

In August 2008, the investment general partner entered into an agreement to transfer its interest in Briarwood Estates, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $547,558 and cash proceeds to the investment partnership of $25,680. Of the total proceeds received, $5,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $20,680 were returned to cash reserves held by Series 6.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $20,680 as of September 30, 2008.

In August 2008, the investment general partner entered into an agreement to transfer its interest in Kearney Properties II LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $348,368 and cash proceeds to the investment partnership of $17,120. Of the total proceeds received, $5,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $12,120 were returned to cash reserves held by Series 6.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $12,120 as of September 30, 2008.

In August 2008, the investment general partner entered into an agreement to transfer its interest in Pleasant Hill Properties LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $541,802 and cash proceeds to the investment partnership of $25,680. Of the total proceeds received, $5,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $20,680 were returned to cash reserves held by Series 6.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $20,680 as of September 30, 2008.

In August 2008, the investment general partner entered into an agreement to transfer its interest in Socorro Properties, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,200,586 and cash proceeds to the investment partnership of $34,240. Of the total proceeds received, $5,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $29,240 were returned to cash reserves held by Series 6.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $29,240 as of September 30, 2008.

In October 2008, the investment general partner of Series 6 and Boston Capital Tax Credit Fund II LP — Series 9, respectively, entered into an agreement to transfer its interest in Hacienda Villa Associates LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $5,943,874 and cash proceeds to the investment limited partnerships of $103,200 and $111,800 to Series 6 and Series 9, respectively.  Of the total proceeds received, $47,520 and $51,480 to Series 6 and Series 9, respectively, represents reporting fees due to an affiliate of the investment partnerships and the balance represents proceeds from the transfer.  Of the remaining proceeds, $12,000 and $13,000 from Series 6 and Series 9, respectively, was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $43,680 and $47,320 were returned to cash reserves held by Series 6 and Series 9, respectively.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $43,680 and $47,320 to Series 6 and Series 9, respectively, as of December 31, 2008.

In December 2008, the investment general partner entered into an agreement to transfer its interest in Green Pines Associates Limited Partnership to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,373,215 and cash proceeds to the investment limited partner of $41,196.  Of the total proceeds received, $3,708 represents reporting fees due to an affiliate of the investment partnership, and the balance represents proceeds from the transfer.  Of the remaining proceeds, $19,326 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs and transfer tax.  The remaining proceeds of $18,162 were returned to cash reserves held by Series 6.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $18,162 as of December 31, 2008.

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

Recent Accounting Changes

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions.  In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, which delayed for one year the implementation of SFAS 157 as it pertains to certain non-financial assets and liabilities. The Partnership adopted SFAS 157 effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date is April 1, 2009.  The Partnership has determined that the adoption of SFAS 157 has, and will have, no impact on the Partnership’s financial statements.

In February 2007, the FASB issued SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115.”  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The fair value election is designed to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007.  On April 1, 2008, the Partnership adopted SFAS 159 and elected not to apply the provisions of SFAS 159 to its eligible financial assets and financial liabilities on the date of adoption. Accordingly, the initial application of SFAS 159 had no effect on the Partnership.

Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes was issued in June 2006 and interprets SFAS No. 109, Accounting for Income Taxes. FIN 48 requires all taxpayers to analyze all material positions they have taken or plan to take in all tax returns that have been filed or should have been filed with all taxing authorities for all years still subject to challenge by those taxing authorities. If the position taken is “more-likely-than-not” to be sustained by the taxing authority on its technical merits and if there is more than a 50% likelihood that the position would be sustained if challenged and considered by the highest court in the relevant jurisdiction, the tax consequences of that position should be reflected in the taxpayer’s GAAP financial statements. Earlier proposed interpretations of SFAS 109 had recommended a “probable” standard for recognition of tax consequences rather than the “more-likely-than-not” standard finally adopted.

Recent Accounting Changes – continued

Because we are a pass-through entity and are not required to pay income taxes, FIN 48 does not currently have any impact on our financial statements. On December 30, 2008, the FASB issued FASB Staff Position (FSP) No. FIN 48-3: Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises, which defers the effective date of Interpretation 48 for nonpublic enterprises included within the scope of FSP No. FIN 48-3 to the annual financial statements for fiscal years beginning after December 15, 2008. The deferred effective date is intended to give the Board additional time to develop guidance on the application of Interpretation 48 by pass-through entities and not-for-profit organizations. We may modify our disclosures if the FASB’s guidance regarding application of FIN 48 to pass-through entities changes and is extended to public enterprises.

In April 2009, the FASB issued FSP 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments.”  The FSP requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  The FSP is effective for Boston Capital Tax Credit Fund I L.P. as of June 30, 2009 and will not impact the Partnership’s financial condition or results of operations.

In November 2008, the Emerging Issues Task Force issued EITF No. 08-6, “Equity Method Investment Accounting Considerations” (EITF 08-6) that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee’s issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. EITF 08-6 shall be effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. EITF 08-6 shall be applied prospectively with early application prohibited. The impact of adopting EITF 08-6 is not expected to have a material impact on Partnership’s financial condition or results of operations.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS 165”).   SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 is effective for Boston Capital Tax Credit Fund I L.P. as of June 30, 2009.  The adoption of SFAS 165 is not expected to have a material impact on the Partnership’s financial condition or results of operations.

Item 7a.	Quantitative and Qualitative Disclosure About Market Risk Not Applicable

Item 8.	Financial Statements and Supplementary Data

The information required by this item is contained in Part IV, Item 15 of this Annual Report on Form 10-K.

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

The Partnership’s general partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of Boston Capital Associates LP, assessed the effectiveness of the Partnership’s internal controls and procedures over financial reporting as of March 31, 2009. In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this assessment, management believes that, as of March 31, 2009, the Partnership’s internal control over financial reporting was effective.

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

John P. Manning, age 60, is co-founder, and since 1974 has been the President and Chief Executive Officer, of Boston Capital Corporation. As co-founder and CEO of Boston Capital, Mr. Manning’s primary responsibilities include strategic planning, business development and the continued oversight of new opportunities. In addition to his responsibilities at Boston Capital Corporation, Mr. Manning is a proactive leader in the multifamily real estate industry. He served in 1990 as a member of the Mitchell-Danforth Task Force, which reviewed and suggested reforms to the Low Income Housing Tax Credit program. He was the founding President of the Affordable Housing Tax Credit Coalition and is a former member of the board of the National Leased Housing Association. During the 1980s, he served as a member of the Massachusetts Housing Policy Committee as an appointee of the Governor of Massachusetts. In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee on the critical role of the private sector in the success of the Low Income Housing Tax Credit. In 1996, President Clinton appointed him to the President’s Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts. In 1998, President Clinton appointed Mr. Manning to the President’s Export Council, the premiere committee comprised of major corporate CEOs that advise the President on matters of foreign trade and commerce. In 2003, he was appointed by Boston Mayor Tom Menino to the Mayors Advisory Panel on Housing. Mr. Manning sits on the Board of Directors of the John F. Kennedy Presidential Library in Boston where he serves as Chairman of the Distinguished Visitors Program. He is also on the Board of Directors of the Beth Israel Deaconess Medical Center in Boston. Mr. Manning is a graduate of Boston College.

Mr. Manning is the managing member of Boston Associates. Mr. Manning is also the principal of Boston Capital Corporation. While Boston Capital is not a direct subsidiary of Boston Capital Corporation, it is under the common control of Mr. Manning.

Jeffrey H. Goldstein, age 47, is Chief Operating Officer and has been the Director of Real Estate of Boston Capital Corporation since 1996. He directs Boston Capital Corporation’s comprehensive real estate services, which include all aspects of origination, underwriting, due diligence and acquisition. As COO, Mr. Goldstein is responsible for the financial and operational areas of Boston Capital Corporation and assists in the design and implementation of business development and strategic planning objectives. Mr. Goldstein previously served as the Director of the Asset Management division as well as the head of the dispositions and troubled assets group. Utilizing his 16 years experience in the real estate syndication and development industry, Mr. Goldstein has been instrumental in the diversification and expansion of Boston Capital Corporation’s businesses. Prior to joining Boston Capital Corporation in 1990, Mr. Goldstein was Manager of Finance for A.J. Lane & Co., where he was responsible for placing debt on all new construction projects and debt structure for existing apartment properties. Prior to that, he served as Manager for Homeowner Financial Services, a financial consulting firm for residential and commercial properties, and worked as an analyst responsible for budgeting and forecasting for the New York City Council Finance Division. He graduated from the University of Colorado and received his MBA from Northeastern University.

Kevin P. Costello, age 62, is Executive Vice President and has been the Director of Institutional Investing of Boston Capital Corporation since 1992 and serves on the firm’s Executive Committee. He is responsible for all corporate investment activity and has spent over 20 years in the real estate syndication and investment business. Mr. Costello’s prior responsibilities at Boston Capital Corporation have involved the management of the Acquisitions Department and the structuring and distribution of conventional and tax credit private placements. Prior to joining Boston Capital Corporation in 1987, he held positions with First Winthrop, Reynolds Securities and Bache & Company. Mr. Costello graduated from Stonehill College and received his MBA with honors from Rutgers’ Graduate School of Business Administration.

Marc N. Teal, age 45, has been Chief Financial Officer of Boston Capital Corporation since May 2003. Mr. Teal previously served as Senior Vice President and Director of Accounting and prior to that served as Vice President of Partnership Accounting. He has been with Boston Capital Corporation since 1990. In his current role as CFO he oversees all of the accounting, financial reporting, SEC reporting, budgeting, audit, tax and compliance for Boston Capital Corporation, its affiliated entities and all Boston Capital Corporation’s sponsored programs. Additionally, Mr. Teal is responsible for maintaining all banking and borrowing relationships of Boston Capital Corporation and treasury management of all working capital reserves.  He also oversees Boston Capital Corporation’s information and technology areas, including the strategic planning for Boston Capital Corporation and its affiliaties. Prior to joining Boston Capital Corporation in 1990, Mr. Teal was a Senior Accountant for Cabot, Cabot & Forbes, a multifaceted real estate company, and prior to that was a Senior Accountant for Liberty Real Estate Corp. He received a Bachelor of Science Accountancy from Bentley College and a Masters in Finance from Suffolk University.

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

(a), (b), (c), (d) and (e)

The Partnership has no officers or directors, and no compensation committee.  However, under the terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Partnership, the Partnership has paid or accrued obligations to the general partner and its affiliates for the following fees during the 2009 fiscal year:

1. An annual partnership management fee based on 0.375% of the aggregate cost of all apartment complexes acquired by the Operating Partnerships has been accrued as payable to Boston Capital Asset Management Limited Partnership.  The annual partnership management fee accrued during the year ended March 31, 2009 was $212,618.  Accrued fees are payable without interest as sufficient funds become available.

2. The Partnership has reimbursed affiliates of the general partner a total of $57,075 for amounts charged to operations during the year ended March 31, 2009.

Item 12.		Security Ownership of Certain Beneficial Owners and Management

	(a)	Security ownership of certain beneficial owners.

As of March 31, 2009, 9,800,600 BACs had been issued. The following Series are known to have three investors, with holdings in excess of 5% of the total outstanding BACs in the series.

		1.	Summit Venture P.O. Box 47638 Phoenix, AZ 85068

Series	% of BACs held
Series 3	10.41%
Series 4	11.06%
Series 5	9.25%

2.	Moore Wallace North America, Inc
111 South Wacker Drive
Chicago, IL 60606

Series	% of BACs held
Series 4	6.92%

3.	Helen Zucker
1754 E 22nd Street
Brooklyn, NY 11229

Series	% of BACs held
Series 6	16.73%

3.	Norway Savings Bank
c/o David Wymann
132 Main Street
Norway, ME 04268-1328

Series	% of BACs held
Series 6	7.91%

(b)	Security ownership of management.

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

The Partnership has no officers or directors.  However, under the terms of the Offering, various kinds of compensation and fees are payable to the general partner and its affiliates during the organization and operation of the Partnership.  Additionally, the general partner will receive distributions from the Partnership if there is cash available for distribution or residual proceeds as defined in the Partnership Agreement.  The amounts and kinds of compensation and fees are described in the Prospectus under the caption “Compensation and Fees”, which is incorporated herein by reference.  See Note B of Notes to Financial Statements in Item 15 of this Annual Report on Form 10-K for amounts accrued or paid to the general partner and its affiliates during the period from April 1, 1996 through March 31, 2009.

	(b)	Review, Approval, or Ratification of transaction with related person.

The Partnership response to Item 13(a) is incorporated herein by reference.

	(c)	Promoters and certain control persons.

Not applicable.

	(d)	Independence

The Partnership has no directors.

Item 14.	Principal Accountant Fees and Services

Fees paid to the Partnership’s independent auditors for fiscal year 2009 were comprised of the following:

Fee Type	Ser. 1	Ser. 2	Ser. 3	Ser. 4	Ser. 5	Ser. 6
Audit Fees	$12,095	$10,145	$13,237	$14,317	$8,927	$12,097

Audit Related Fees

Tax Fees	4,241	3,540	6,272	4,606	3,268	4,008

All Other Fees	—	—	—	—	—	—

Total	$16,336	$13,685	$19,509	$18,923	$12,195	$16,105

Fees paid to the Partnership’s independent auditors for fiscal year 2008 were comprised of the following:

Fee Type	Ser. 1	Ser. 2	Ser. 3	Ser. 4	Ser. 5	Ser. 6
Audit Fees	$11,623	$9,742	$12,712	$13,752	$8,573	$11,623

Audit Related Fees

Tax Fees	4,453	3,802	6,443	4,851	3,352	4,604

All Other Fees	883	884	884	884	884	884

Total	$16,959	$14,428	$20,039	$19,487	$12,809	$17,111

Audit Committee

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership’s independent auditors are pre-approved by C&M Management, Inc.

PART IV

Item 15.          Exhibits and Financial Statement Schedules

(a)	1.	Financial Statements

Boston Capital Tax Credit Fund Limited Partnership
Filed herein as Exhibit 13
Balance Sheets, March 31, 2009 and 2008
Statements of Operations, Years ended March 31, 2009 and 2008
Statements of Changes in Partners’ Capital, Years ended March 31, 2009 and 2008
Statements of Cash Flows, Years ended March 31, 2009 and 2008
Notes to Financial Statements, Years ended March 31, 2009 and 2008

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

Boston Capital Tax Credit Fund Limited Partnership

	By:	Boston Capital Associates Limited
Partnership, General Partner

	By:	BCA Associates Limited Partnership,
General Partner

	By:	C&M Management, Inc.,
General Partner

Date: July 7, 2009	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

July 7, 2009	/s/ John P. Manning	Director, President (Principal Executive
	John P. Manning	Officer), C&M Management Inc.; Director, President (Principal Executive Officer) BCTC Assignor Corp.

DATE:	SIGNATURE:	TITLE:

July 7, 2009	/s/ Marc N. Teal	Chief Financial Officer (Principal
	Marc N. Teal	Financial and Accounting Officer), C&M Management Inc; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC Assignor Corp.