Form 10-Q
period 2009-06-30
BOSTON CAPITAL TAX CREDIT FUND LTD PARTNERSHIP
filed 2009-08-14
CIK 835095

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended June 30, 2009

                                             or

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

Yes 	No 

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
FOR THE QUARTER ENDED JUNE 30, 2009

TABLE OF CONTENTS
FOR THE QUARTER ENDED JUNE 30, 2009

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
FOR THE QUARTER ENDED JUNE 30, 2009

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

Note E Taxable Loss 41

Note F Plan of Liquidation 41

Note G Subsequent Event 41

Item 2. Management's Discussion and Analysis of Financial Condition and

Results of Operations 42

Liquidity 42

Capital Resources 43

Results of Operations 44

Principal Accounting Policies 56

Recent Accounting Changes 57

Item 3. Quantitative and Qualitative Disclosures About Market Risk 59

Item 4T. Controls and Procedures 59

Part II Other Information 60

Item 1. Legal Proceedings 60

Item 1A. Risk Factors 60

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds 60

Item 3. Defaults Upon Senior Securities 60

Item 4. Submission of Matters to a Vote of Security Holders 60

Item 5. Other Information 60

Item 6. Exhibits 60

Signatures 61

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

	June 30, 2009 (Unaudited)	March 31, 2009 (Audited)
ASSETS
Cash and cash equivalents	$ 3,306,843	$ 3,297,198

	$ 3,306,843	$ 3,297,198

LIABILITIES

Accounts payable	$ -	$ 1,616
Accounts payable affiliates (note C)	6,205,909	6,176,975

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 9,800,600 issued and outstanding	(2,079,317)	(2,061,821)
General Partner	(819,749)	(819,572)
	(2,899,066)	(2,881,393)
	$ 3,306,843	$ 3,297,198

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 1

	June 30, 2009 (Unaudited)	March 31, 2009 (Audited)
ASSETS
Cash and cash equivalents	$ 56,954	$ 53,723

	$ 56,954	$ 53,723

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	2,584,571	2,578,218

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 1,299,900 issued and outstanding	(2,389,508)	(2,386,417)
General Partner	(138,109)	(138,078)
	(2,527,617)	(2,524,495)
	$ 56,954	$ 53,723

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 2

	June 30, 2009 (Unaudited)	March 31, 2009 (Audited)
ASSETS
Cash and cash equivalents	$ 1,132,539	$ 1,108,583

	$ 1,132,539	$ 1,108,583

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 830,300 issued and outstanding	1,187,425	1,163,709
General Partner	(54,886)	(55,126)
	1,132,539	1,108,583
	$ 1,132,539	$ 1,108,583

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 3

	June 30, 2009 (Unaudited)	March 31, 2009 (Audited)
ASSETS
Cash and cash equivalents	$ 136,839	$ 140,154

	$ 136,839	$ 140,154

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	2,806,034	2,792,582

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 2,882,200 issued and outstanding	(2,409,685)	(2,393,086)
General Partner	(259,510)	(259,342)
	(2,669,195)	(2,652,428)
	$ 136,839	$ 140,154

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 4

	June 30, 2009 (Unaudited)	March 31, 2009 (Audited)
ASSETS
Cash and cash equivalents	$ 131,109	$ 136,149

	$ 131,109	$ 136,149

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	815,304	806,175

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 2,995,300 issued and outstanding	(429,190)	(415,163)
General Partner	(255,005)	(254,863)
	(684,195)	(670,026)
	$ 131,109	$ 136,149

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 5

	June 30, 2009 (Unaudited)	March 31, 2009 (Audited)
ASSETS
Cash and cash equivalents	$ 498,789	$ 502,872

	$ 498,789	$ 502,872

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 489,900 issued and outstanding	535,515	539,557
General Partner	(36,726)	(36,685)
	498,789	502,872
	$ 498,789	$ 502,872

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 6

	June 30, 2009 (Unaudited)	March 31, 2009 (Audited)
ASSETS
Cash and cash equivalents	$ 1,350,613	$ 1,355,717

	$ 1,350,613	$ 1,355,717

LIABILITIES

Accounts payable	$ -	$ 1,616
Accounts payable affiliates (note C)	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 1,303,000 issued and outstanding	1,426,126	1,429,579
General Partner	(75,513)	(75,478)
	1,350,613	1,354,101
	$ 1,350,613	$ 1,355,717

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

	2009	2008

Income
Interest income	$ 2,869	$ 10,915
Miscellaneous income	989	35,079
	3,858	45,994

Share of income from Operating Partnerships(Note D)	32,851	760,402

Expenses
Professional fees	15,916	437
Partnership management fees (Note C)	23,236	12,373
General and administrative fees	15,230	19,865
	54,382	32,675

NET INCOME (LOSS)	$ (17,673)	$ 773,721

Net income (loss) allocated to assignees	$ (17,496)	$ 765,983

Net income (loss) allocated to general partner	$ (177)	$ 7,738

Net income (loss) per BAC	$ (.00)	$ .08

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 1

	2009	2008

Income
Interest income	$ 45	$ 354
Miscellaneous income	73	-
	118	354

Share of income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	2,344	-
Partnership management fees (Note C)	(1,313)	5,860
General and administrative fees	2,209	3,037
	3,240	8,897

NET INCOME (LOSS)	$ (3,122)	$ (8,543)

Net income (loss) allocated to assignees	$ (3,091)	$ (8,458)

Net income (loss) allocated to general partner	$ (31)	$ (85)

Net income (loss) per BAC	$ (.00)	$ (.01)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 2

	2009	2008

Income
Interest income	$ 971	$ 1,425
Miscellaneous income	-	-
	971	1,425

Share of income from Operating Partnerships(Note D)	30,203	741,407

Expenses
Professional fees	2,344	-
Partnership management fees (Note C)	2,933	(30,671)
General and administrative fees	1,941	2,467
	7,218	(28,204)

NET INCOME (LOSS)	$ 23,956	$ 771,036

Net income (loss) allocated to assignees	$ 23,716	$ 763,326

Net income (loss) allocated to general partner	$ 240	$ 7,710

Net income (loss) per BAC	$ .03	$ .92

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 3

	2009	2008

Income
Interest income	$ 121	$ 478
Miscellaneous income	-	34,715
	121	35,193

Share of income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	3,769	247
Partnership management fees (Note C)	9,102	16,657
General and administrative expenses	4,017	5,035
	16,888	21,939

NET INCOME (LOSS)	$ (16,767)	$ 13,254

Net income (loss) allocated to assignees	$ (16,599)	$ 13,121

Net income (loss) allocated to general partner	$ (168)	$ 133

Net income (loss) per BAC	$ (.01)	$ .00

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 4

	2009	2008

Income
Interest income	$ 116	$ 575
Miscellaneous income	916	364
	1,032	939

Share of income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	2,771	190
Partnership management fees (Note C)	8,982	12,265
General and administrative fees	3,448	4,542
	15,201	16,997

NET INCOME (LOSS)	$ (14,169)	$ (16,058)

Net income (loss) allocated to assignees	$ (14,027)	$ (15,897)

Net income (loss) allocated to general partner	$ (142)	$ (161)

Net income (loss) per BAC	$ (.00)	$ (.01)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 5

	2009	2008

Income
Interest income	$ 436	$ 2,252
Miscellaneous income	-	-
	436	2,252

Share of income from Operating Partnerships(Note D)	2,648	18,995

Expenses
Professional fees	2,059	-
Partnership management fees (Note C)	3,532	(2,622)
General and administrative fees	1,576	2,002
	7,167	(620)

NET INCOME (LOSS)	$ (4,083)	$ 21,867

Net income (loss) allocated to assignees	$ (4,042)	$ 21,648

Net income (loss) allocated to general partner	$ (41)	$ 219

Net income (loss) per BAC	$ (.01)	$ .04

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 6

	2009	2008

Income
Interest income	$ 1,180	$ 5,831
Miscellaneous income	-	-
	1,180	5,831

Share of income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	2,629	-
Partnership management fees (Note C)	-	10,884
General and administrative expenses	2,039	2,782
	4,668	13,666

NET INCOME (LOSS)	$ (3,488)	$ (7,835)

Net income (loss) allocated to assignees	$ (3,453)	$ (7,757)

Net income (loss) allocated to general partner	$ (35)	$ (78)

Net income (loss) per BAC	$ (.00)	$ (.01)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2009

(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2009	$(2,061,821)	$ (819,572)	$(2,881,393)

Net income (loss)	(17,496)	(177)	(17,673)

Partners' capital (deficit), June 30, 2009	$(2,079,317)	$ (819,749)	$(2,899,066)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2009

(Unaudited)

	Assignees	General Partner	Total
Series 1
Partners' capital (deficit) April 1, 2009	$(2,386,417)	$ (138,078)	$(2,524,495)

Net income (loss)	(3,091)	(31)	(3,122)

Partners' capital (deficit), June 30, 2009	$(2,389,508)	$ (138,109)	$(2,527,617)

Series 2
Partners' capital (deficit) April 1, 2009	$ 1,163,709	$ (55,126)	$ 1,108,583

Net income (loss)	23,716	240	23,956

Partners' capital (deficit), June 30, 2009	$ 1,187,425	$ (54,886)	$ 1,132,539

The accompanying notes are an integral part of these statements.

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2009

(Unaudited)

	Assignees	General Partner	Total
Series 3
Partners' capital (deficit) April 1, 2009	$(2,393,086)	$ (259,342)	$(2,652,428)

Net income (loss)	(16,599)	(168)	(16,767)

Partners' capital (deficit), June 30, 2009	$(2,409,685)	$ (259,510)	$(2,669,195)

Series 4
Partners' capital (deficit) April 1, 2009	$ (415,163)	$ (254,863)	$ (670,026)

Net income (loss)	(14,027)	(142)	(14,169)

Partners' capital (deficit), June 30, 2009	$ (429,190)	$ (255,005)	$ (684,195)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2009

(Unaudited)

	Assignees	General Partner	Total
Series 5
Partners' capital (deficit) April 1, 2009	$ 539,557	$ (36,685)	$ 502,872

Net income (loss)	(4,042)	(41)	(4,083)

Partners' capital (deficit), June 30, 2009	$ 535,515	$ (36,726)	$ 498,789

Series 6
Partners' capital (deficit) April 1, 2009	$ 1,429,579	$ (75,478)	$ 1,354,101

Net income (loss)	(3,453)	(35)	(3,488)

Partners' capital (deficit), June 30, 2009	$ 1,426,126	$ (75,513)	$ 1,350,613

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

	2009	2008
Cash flows from operating activities:

Net Income (Loss)	$ (17,673)	$ 773,721
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (Income) Loss from Operating Partnerships	(32,851)	(760,402)
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	(1,616)	42,714
Increase (Decrease) in accounts payable affiliates	28,934	39,460

Net cash (used in) provided by operating activities	(23,206)	95,493

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	32,851	760,402

Net cash (used in) provided by investing activity	32,851	760,402

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,645	855,895

Cash and cash equivalents, beginning	3,297,198	2,019,542

Cash and cash equivalents, ending	$ 3,306,843	$ 2,875,437

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 1

	2009	2008
Cash flows from operating activities:

Net Income (Loss)	$ (3,122)	$ (8,543)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (Income) Loss from Operating Partnerships	-	-
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	-	(381)
Increase (Decrease) in accounts payable affiliates	6,353	7,360

Net cash (used in) provided by operating activities	3,231	(1,564)

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	-	-

Net cash (used in) provided by investing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,231	(1,564)

Cash and cash equivalents, beginning	53,723	73,958

Cash and cash equivalents, ending	$ 56,954	$ 72,394

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 2

	2009	2008
Cash flows from operating activities:

Net Income (Loss)	$ 23,956	$ 771,036
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (Income) Loss from Operating Partnerships	(30,203)	(741,407)
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	-	29,619
Increase (Decrease) in accounts payable affiliates	-	646

Net cash (used in) provided by operating activities	(6,247)	59,894

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	30,203	741,407

Net cash (used in) provided by investing activity	30,203	741,407

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	23,956	801,301

Cash and cash equivalents, beginning	1,108,583	68,416

Cash and cash equivalents, ending	$ 1,132,539	$ 869,717

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 3

	2009	2008
Cash flows from operating activities:

Net Income (Loss)	$ (16,767)	$ 13,254
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (Income) Loss from Operating Partnerships	-	-
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	-	(381)
Increase (Decrease) in accounts payable affiliates	13,452	17,907

Net cash (used in) provided by operating activities	(3,315)	30,780

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	-	-

Net cash (used in) provided by investing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,315)	30,780

Cash and cash equivalents, beginning	140,154	99,323

Cash and cash equivalents, ending	$ 136,839	$ 130,103

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 4

	2009	2008
Cash flows from operating activities:

Net Income (Loss)	$ (14,169)	$ (16,058)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (Income) Loss from Operating Partnerships	-	-
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	-	(381)
Increase (Decrease) in accounts payable affiliates	9,129	13,547

Net cash (used in) provided by operating activities	(5,040)	(2,892)

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	-	-

Net cash (used in) provided by investing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,040)	(2,892)

Cash and cash equivalents, beginning	136,149	118,328

Cash and cash equivalents, ending	$ 131,109	$ 115,436

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 5

	2009	2008
Cash flows from operating activities:

Net Income (Loss)	$ (4,083)	$ 21,867
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (Income) Loss from Operating Partnerships	(2,648)	(18,995)
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	-	14,619
Increase (Decrease) in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(6,731)	17,491

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	2,648	18,995

Net cash (used in) provided by investing activity	2,648	18,995

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,083)	36,486

Cash and cash equivalents, beginning	502,872	462,710

Cash and cash equivalents, ending	$ 498,789	$ 499,196

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 6

	2009	2008
Cash flows from operating activities:

Net Income (Loss)	$ (3,488)	$ (7,835)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (Income) Loss from Operating Partnerships	-	-
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	(1,616)	(381)
Increase (Decrease) in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(5,104)	(8,216)

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	-	-

Net cash (used in) provided by investing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,104)	(8,216)

Cash and cash equivalents, beginning	1,355,717	1,196,807

Cash and cash equivalents, ending	$ 1,350,613	$ 1,188,591

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS
June 30, 2009

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
June 30, 2009
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of June 30, 2009 have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Partnership in acquiring the investments in Operating Partnerships are capitalized to the investment account. The Partnership's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's Annual Report on Form 10-K.

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has entered into several transactions with various affiliates of the general partner of the Partnership, including Boston Capital Holdings LP, Boston Capital Partners, Inc. and Boston Capital Asset Management Limited Partnership.

Accounts payable - affiliates at June 30, 2009 and 2008 represents accrued general and administrative expenses, accrued partnership management fees, and advances from an affiliate of the general partner of the Partnership, which are payable to Boston Capital Holdings LP and Boston Capital Asset Management Limited Partnership.

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2009
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

An annual partnership management fee based on .375 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. Since reporting fees collected by the series were added to reserves and not paid to Boston Capital Asset Management Limited Partnership, the amounts accrued are not net of reporting fees received. The partnership management fee accrued for the quarters ended June 30, 2009 and 2008 are as follows:

	2009	2008

Series 1	$ 5,016	$ 5,860
Series 2	5,418	12,284
Series 3	13,452	17,907
Series 4	9,129	13,547
Series 5	3,837	5,815
Series 6	-	10,884

	$ 36,852	$ 66,297

The partnership management fees paid for the quarters ended June 30, 2009 and 2008 are as follows:
	2009	2008
Series 1	$ -	$ -
Series 2	5,418	11,638
Series 3	-	-
Series 4	-	-
Series 5	3,837	5,815
Series 6	-	10,884
	$ 9,255	$ 28,337

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2009
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At June 30, 2009 and 2008, the Partnership had limited partnership interests in 22 and 39 Operating Partnerships, respectively, which own operating apartment complexes as follows:

Series	2009	2008
1	4	4
2	1	3
3	12	15
4	4	8
5	1	2
6	-	7
	22	39

Under the terms of the Partnership's investment in each Operating Partnership, the Partnership was required to make capital contributions to the Operating Partnerships. These contributions were payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. At June 30, 2009 and 2008, all capital contributions had been paid.

During the three months ended June 30, 2009 the Partnership did not dispose of any of the Operating Partnerships, but did receive additional proceeds from two Operating Partnerships disposed of in the prior year. A summary of the dispositions by Series for June 30, 2009 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Partnership Proceeds from Disposition	Gain/(Loss) on Disposition
Series 1	-	-	$-	$-
Series 2	-	-	30,203	30,203
Series 3	-	-	-	-
Series 4	-	-	-	-
Series 5	-	-	2,648	2,648
Series 6	-	-	-	-
Total	-	-	$32,851	$32,851

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
June 30, 2009
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

The Partnership's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the three months ended March 31, 2009.

The combined unaudited summarized statements of operations of the Operating Partnerships for the three months ended March 31, 2009 and 2008 are as follows:

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months ended March 31,
(Unaudited)

	2009	2008

Revenues
Rental	$ 1,318,009	$ 2,226,069
Interest and other	46,751	84,981

	1,364,760	2,311,050

Expenses
Interest	291,250	415,304
Depreciation and amortization	327,323	630,953
Operating expenses	1,103,843	1,747,764
	1,722,416	2,794,021

NET LOSS	$ (357,656)	$ (482,971)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (354,080)	$ (478,141)

Net loss allocated to other Partners	$ (3,576)	$ (4,830)

* Amounts include $354,080 and $478,141 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2009
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months ended March 31,
(Unaudited)

Series 1

	2009	2008

Revenues
Rental	$ 184,420	$ 213,238
Interest and other	7,948	10,100

	192,368	223,338

Expenses
Interest	21,855	27,168
Depreciation and amortization	47,420	55,822
Operating expenses	163,009	162,988
	232,284	245,978

NET LOSS	$ (39,916)	$ (22,640)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (39,517)	$ (22,414)

Net loss allocated to other Partners	$ (399)	$ (226)

* Amounts include $39,517 and $22,414 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2009
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months ended March 31,
(Unaudited)

Series 2

	2009	2008

Revenues
Rental	$ 188,260	$ 256,801
Interest and other	11,171	13,731

	199,431	270,532

Expenses
Interest	85,735	96,235
Depreciation and amortization	41,450	57,128
Operating expenses	169,747	243,976
	296,932	397,339

NET LOSS	$ (97,501)	$ (126,807)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (96,526)	$ (125,539)

Net loss allocated to other Partners	$ (975)	$ (1,268)

* Amounts include $96,526 and $125,539 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2009
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months ended March 31,
(Unaudited)

Series 3
	2009	2008

Revenues
Rental	$ 539,208	$ 849,763
Interest and other	13,705	24,793

	552,913	874,556

Expenses
Interest	67,899	88,083
Depreciation and amortization	131,147	208,948
Operating expenses	494,847	650,391
	693,893	947,422

NET LOSS	$ (140,980)	$ (72,866)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (139,570)	$ (72,137)

Net loss allocated to other partners	$ (1,410)	$ (729)

* Amounts include $139,570 and $72,137 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2009
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months ended March 31,
(Unaudited)

Series 4

	2009	2008

Revenues
Rental	$ 301,415	$ 454,972
Interest and other	7,714	16,927

	309,129	471,899

Expenses
Interest	68,077	104,836
Depreciation and amortization	84,252	139,858
Operating expenses	181,830	346,401
	334,159	591,095

NET LOSS	$ (25,030)	$ (119,196)

Net income loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (24,780)	$ (118,004)

Net loss allocated to other Partners	$ (250)	$ (1,192)

* Amounts include $24,780 and $118,004 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2009
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months ended March 31,
(Unaudited)

Series 5
	2009	2008

Revenues
Rental	$ 104,706	$ 155,711
Interest and other	6,213	7,037

	110,919	162,748

Expenses
Interest	47,684	55,142
Depreciation and amortization	23,054	81,192
Operating expenses	94,410	103,789
	165,148	240,123

NET LOSS	$ (54,229)	$ (77,375)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (53,687)	$ (76,601)

Net loss allocated to other Partners	$ (542)	$ (774)

* Amounts include $53,687 and $76,601 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2009
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months ended March 31,
(Unaudited)

Series 6
	2009	2008

Revenues
Rental	$ -	$ 295,584
Interest and other	-	12,393

	-	307,977

Expenses
Interest	-	43,840
Depreciation and amortization	-	88,005
Operating expenses	-	240,219
	-	372,064

NET LOSS	$ -	$ (64,087)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ -	$ (63,446)

Net loss allocated to other Partners	$ -	$ (641)

* Amounts include $0 and $63,446 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS - CONTINUED

June 30, 2009
(Unaudited)

NOTE E - TAXABLE LOSS

The Partnership's taxable loss for the calendar year ended December 31, 2009 is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods. No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners and assignees individually.

NOTE F - PLAN OF LIQUIDATION

On April 27, 2007, BAC holders approved a Plan of Liquidation and Dissolution for the Partnership (the "Plan"). Pursuant to the Plan, the general partner may, without further action by the BAC holders, sell the remaining assets held by the Partnership. It is anticipated that sale of all the apartment complexes will be completed sometime in 2011. However, because of numerous uncertainties, the liquidation may take longer or shorter than expected, and the final liquidating distribution may occur months after all of the apartment complexes have been sold. Because the liquidation of the Partnership was not imminent, as of June 30, 2009, the financial statements are presented assuming the Partnership will continue as a going concern.

NOTE G - SUBSEQUENT EVENT

The Partnership has evaluated subsequent events through the date that the financial statements were issued, which was August 14, 2009, the date of the Partnership's Quarterly Report on Form 10-Q for the period ended June 30, 2009.

The Partnership has entered into agreements to either sell or transfer interests in four Operating Partnerships. The estimated sales prices and other terms for the disposition of the Operating Partnerships have been determined. The estimated proceeds to be received for these four Operating Partnerships is $2,024,105. The estimated gain on sales of the Operating Partnerships is $1,957,546 and the sales are expected to be recognized in the second or third quarter of fiscal year end 2010.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including our intentions, hopes, beliefs, expectations, strategies and predictions of our future activities, or other future events or conditions. These statements are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created by these acts. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, for example, the factors identified in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009. Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

Liquidity

The Partnership's primary source of funds was the proceeds of its Public Offering. Other sources of liquidity include (i) interest earned on working capital reserves, and (ii) cash distributions from the Operating Partnerships in which the Partnership has invested. These sources of liquidity are available to meet the obligations of the Partnership.

The Partnership is currently accruing the annual partnership management fee. Partnership management fees accrued during the quarter ended June 30, 2009 were $36,852 and total partnership management fees accrued as of June 30, 2009 were $5,373,538. During the quarter ended June 30, 2009 $9,255 of accrued partnership management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Partnership receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Partnership's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Partnership. The Partnership is currently unaware of any trends, which would create insufficient liquidity to meet future third party obligations of the Partnership.

As of June 30, 2009, an affiliate of the general partner of the Partnership advanced a total of $832,371 to the Partnership to pay various operating expenses of the Partnership, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. During the three months ended June 30, 2009 $1,337 was advanced. Below is a summary, by series, of the total advances made to date.

	Three Months Ended	Total
Series 1	$ 1,337	$154,236
Series 3	-	473,634
Series 4	-	204,501
	$ 1,337	$832,371

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships. During the three months ended June 30, 2009 there were no payments made to an affiliate of the general partner.

Capital Resources

The Partnership offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on August 29, 1988. The Partnership received and accepted subscriptions for $97,746,940 representing 9,800,600 BACs from investors admitted as BAC Holders in Series 1 through Series 6 of the Partnership. Offers and sales of BACs in Series 1 through Series 6 of the Partnership were completed and the last of the BACs in Series 6 were issued by the Partnership on September 29, 1989. At June 30, 2009 and 2008 the Partnership had limited partnership equity interests in 22 and 39 Operating Partnerships, respectively.

As of June 30, 2009 the Partnership had $3,306,843 remaining in cash and cash equivalents. Below is a table, which provides, by series, the equity raised, number of BACs sold, final date BACs were offered, number of properties acquired, and cash and cash equivalents.

Series	Equity	BACs	Final Close Date	Number of Properties	Proceeds Remaining
1	$12,999,000	1,299,900	12/18/88	4	$ 56,954
2	8,303,000	830,300	03/30/89	1	1,132,539
3	28,822,000	2,882,200	03/14/89	12	136,839
4	29,788,160	2,995,300	07/07/89	4	131,109
5	4,899,000	489,900	08/22/89	1	498,789
6	12,935,780	1,303,000	09/29/89	-	1,350,613

	$97,746,940	9,800,600		22	$3,306,843

Results of Operations

At June 30, 2009 and 2008 the Partnership held limited partnership interests in 22 and 39 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which initially complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Partnership believes that there is adequate casualty insurance on the properties.

The Partnership incurs an annual partnership management fee to the general partner of the Partnership and/or its affiliates in an amount equal to 0.375% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various partnership management and reporting fees paid by the Operating Partnerships. The partnership management fees incurred and the reporting fees paid by the Operating Partnerships for the three ended June 30, 2009 are as follows:

	3 Months Management Fee Net of Reporting Fee	3 Months Reporting Fee
Series 1	(1,313)	6,329
Series 2	2,933	2,485
Series 3	9,102	4,350
Series 4	8,982	147
Series 5	3,532	305
Series 6	-	-
	$ 23,236	$ 13,616

The Partnership's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested. The Partnership's investments in Operating Partnerships have been made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 1

As of June 30, 2009 and 2008, the average Qualified Occupancy for the series was 100%. The series had a total of four properties at June 30, 2009, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2009 and 2008, Series 1 reflects net loss from Operating Partnerships of $(39,916) and $(22,640), respectively, which includes depreciation and amortization of $47,420 and $55,822, respectively. This is an interim period estimate and it is not indicative of the final year end results.

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

Series 2

As of June 30, 2009 and 2008, the average Qualified Occupancy for the series was 100%. The series had one property at June 30, 2009, which was at 100% Qualified Occupancy.

For the three month periods ended June 30, 2009 and 2008, Series 2 reflects net loss from Operating Partnerships of $(97,501) and $(126,807), respectively, which includes depreciation and amortization of $41,450 and $57,128, respectively. This is an interim period estimate and it is not indicative of the final year end results.

In September 2007, the investment general partner of Calexico Associates approved an agreement to sell the property and the transaction closed on September 25, 2008. The sales price for the property was $2,047,109, which includes the outstanding mortgage balance of approximately $1,507,109, cash proceeds to the operating general partner of $243,395, and cash proceeds to the investment limited partnerships of $177,437 and $48,921 to Series 2 and Series 5, respectively. Of the total proceeds received, $2,477 and $683, respectively, represents reporting fees due to an affiliate of the investment partnerships and the balance represents proceeds from the sale. Of the remaining proceeds, $11,758 and $3,242 from Series 2 and Series 5, respectively, was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $163,202 and $44,996 were returned to cash reserves held by Series 2 and Series 5, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnerships. After all outstanding obligations of the investment partnerships are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnerships' investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. In addition, the general partner paid the non-resident withholdings, in the amount of $13,356 and $3,682 for Series 2 and Series 5, respectively. The sale proceeds were received on October 2, 2008; so a receivable in the amount of $165,679 and $45,679 has been recorded for Series 2 and Series 5, respectively, as of September 30, 2008. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement and including the non-resident withholding, has been recorded in the amount of $176,558 and $48,678 for Series 2 and Series 5, respectively, as of September 30, 2008. In June 2009, additional sale proceeds of $9,612 and $2,648, respectively, were received and returned to the cash reserves held by Series 2 and Series 5, respectively.

In September 2007, the investment general partner of Heber II Associates approved an agreement to sell the property and the transaction closed on September 25, 2008. The sales price for the property was $1,413,621, which includes the outstanding mortgage balance of approximately $1,053,621, cash proceeds to the operating general partner of $163,999, and cash proceeds to the investment limited partnership of $152,520. Of the total proceeds received, $550 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $15,000 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $136,970 were returned to cash reserves held by Series 2. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. In addition, the general partner paid the non-resident withholdings, in the amount of $11,480. The sale proceeds were received on October 2, 2008; so a receivable in the amount of $137,520 has been recorded for Series 2 as of September 30, 2008. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement and including the non-resident withholding, has been recorded in the amount of $148,450 as of September 30, 2008. In June 2009, additional sale proceeds of $20,591 were received and returned to the cash reserves held by Series 2.

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

Series 3

As of June 30, 2009 and 2008, the average Qualified Occupancy for the series was 100%. The series had a total of twelve properties at June 30, 2009, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2009 and 2008, Series 3 reflects net loss from Operating Partnerships of $(140,980) and $(72,866), respectively, which includes depreciation and amortization of $131,147 and $208,948, respectively. This is an interim period estimate and it is not indicative of the final year end results.

Vassar LDHA LP (Manor Ridge Apartments) is a 32-unit senior property located in Vassar, MI. The property operated below breakeven in 2008 due to low occupancy. The site manager has contacted each resident on a one-on-one basis, and Manor Ridge has joined the Chamber of Commerce to boost resident involvement and awareness. However, improving physical occupancy is still a struggle for the property because of the area's deteriorating economic conditions. Most residents are not able to pay full rental rates, and require rental assistance. As a result, physical occupancy averaged 77% for 2007 and declined to 67% in 2008. In the first quarter of 2009, average physical occupancy dropped further to 51%. The below breakeven operations have resulted in under-funded tax and insurance escrows and delinquent 2007 real estate taxes. In an effort to address the delinquencies, management submitted a two-year workout plan which was approved by Rural Development in May 2008. The primary goal of the workout plan was to pay down delinquent real estate taxes. The secondary goal was to properly fund the tax and insurance escrow account. According to the workout plan, the replacement reserve funding requirement was waived in 2008 which will allow those scheduled deposits to be allocated to the funding of the tax and insurance escrow. In the fourth quarter 2008, due to significant drops in occupancy, management was unable to honor the approved workout plan. As a result, Rural Development sent out a servicing notice dated December 23, 2008, which outlined major concerns such as under-funded reserves, unpaid real estate taxes, and under-funded tax and insurance escrows. The letter also gave the Operating Partnership a 15-day deadline to discuss the outlined concerns. The operating general partner believes that due to such a rapid deterioration of the occupancy and operations, the property will require significant amounts of funds to improve. Therefore, in the third quarter 2009, the operating general partner is planning to request the investment partnership's consent to convey the property to Rural Development, to avoid mortgage acceleration and foreclosure. Average physical occupancy through the second quarter of 2009 was 54%. The operating general partner's operating deficit guarantee is unlimited in time and amount. The Operating Partnership's mortgage payments are current. On December 31, 2003, the 15-year low income housing tax credit compliance period expired.

In February 2008, the investment general partner of Mound Plaza, Limited approved an agreement to sell the property and the transaction is anticipated to close in December 2009. The anticipated sales price for the property is $650,546, which includes the outstanding mortgage balance of approximately $602,546 and cash proceeds to the investment limited partnership of $48,000. Of the total proceeds anticipated to be received, $16,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, it is anticipated that $15,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $17,000 are anticipated to be returned to cash reserves held by Series 3. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

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

In January 2009, the investment general partner of Series 3 and Boston Capital Tax Credit Fund II LP - Series 14, respectively, entered into an agreement to transfer their interests in Lakewood Terrace Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $2,974,769 and cash proceeds to the investment limited partnerships of $100. Of the total proceeds received, $44 from Series 3 and $56 from Series 14, respectively, was returned to cash reserves held by Series 3 and Series 14, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnerships investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a $44 and $56 gain on the transfer of the Operating Partnership for Series 3 and Series 14, respectively, has been recorded as of February 28, 2009.

In July 2009, the investment general partner entered into an agreement to transfer its interest in Fylex Housing Associates to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,330,088 and cash proceeds to the investment limited partner of $40,500. Of the total proceeds received, $5,536 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,500 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $27,464 will be returned to cash reserves held by Series 3. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In July 2009, the investment general partner entered into an agreement to transfer its interest in Willow Street Associates to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,409,733 and cash proceeds to the investment limited partner of $43,000. Of the total proceeds received, $23 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,500 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $35,477 will be returned to cash reserves held by Series 3. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

Series 4

As of June 30, 2009 and 2008, the average Qualified Occupancy for the series was 100%. The series had a total of four properties at June 30, 2009, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2009 and 2008, Series 4 reflects net loss from Operating Partnerships of $(25,030) and $(119,196), respectively, which includes depreciation and amortization of $84,252 and $139,858, respectively. This is an interim period estimate and it is not indicative of the final year end results.

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

In April 2009, the investment general partner of Wichita West Housing Associates LP approved an agreement to sell the property and the transaction is anticipated to close in October 2009. The anticipated sales price for the property is $3,556,000, which includes the outstanding mortgage balance of approximately $1,426,925 and cash proceeds to the investment limited partners of $1,892,605. Of the total proceeds anticipated to be received, it is anticipated that $15,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $1,877,605 are anticipated to be returned to cash reserves held by Series 4. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

Series 5

As of June 30, 2009 and 2008, the average Qualified Occupancy for the series was 100%. The series had one property at June 30, 2009, which was at 100% Qualified Occupancy.

For the three month periods ended June 30, 2009 and 2008, Series 5 reflects net loss from Operating Partnerships of $(54,229) and $(77,375), respectively, which includes depreciation and amortization of $23,054 and $81,192, respectively. This is an interim period estimate and it is not indicative of the final year end results.

In September 2007, the investment general partner of Calexico Associates approved an agreement to sell the property and the transaction closed on September 25, 2008. The sales price for the property was $2,047,109, which includes the outstanding mortgage balance of approximately $1,507,109, cash proceeds to the operating general partner of $243,395, and cash proceeds to the investment limited partnerships of $177,437 and $48,921 to Series 2 and Series 5, respectively. Of the total proceeds received, $2,477 and $683, respectively, represents reporting fees due to an affiliate of the investment partnerships and the balance represents proceeds from the sale. Of the remaining proceeds, $11,758 and $3,242 from Series 2 and Series 5, respectively, was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $163,202 and $44,996 were returned to cash reserves held by Series 2 and Series 5, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnerships. After all outstanding obligations of the investment partnerships are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnerships' investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. In addition, the general partner paid the non-resident withholdings, in the amount of $13,356 and $3,682 for Series 2 and Series 5, respectively. The sale proceeds were received on October 2, 2008; so a receivable in the amount of $165,679 and $45,679 has been recorded for Series 2 and Series 5, respectively, as of September 30, 2008. Accordingly, a gain on the sale of the Operating

Partnership of the proceeds from the sale, net of the overhead and expense reimbursement and including the non-resident withholding, has been recorded in the amount of $176,558 and $48,678 for Series 2 and Series 5, respectively, as of September 30, 2008. In June 2009, additional sale proceeds of $9,612 and $2,648, respectively, were received and returned to the cash reserves held by Series 2 and Series 5, respectively.

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

Series 6

As of June 30, 2008, the average Qualified Occupancy for the series was 100%. The series had no properties at June 30, 2009.

For the three month periods ended June 30, 2009 and 2008, Series 6 reflects net loss from Operating Partnerships of $0 and $(64,087), respectively, which includes depreciation and amortization of $0 and $88,005, respectively. This is an interim period estimate and it is not indicative of the final year end results.

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

The Partnership is required to assess potential impairments to its long-lived assets, which are primarily investments in limited partnerships. The Partnership accounts for its investment in limited partnerships in accordance with the equity method of accounting since the Partnership does not control the operations of the Operating Partnerships.

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

Recent Accounting Changes

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 157, "Fair Value Measurements," (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, which delayed for one year the implementation of SFAS 157 as it pertains to certain non-financial assets and liabilities. The Partnership adopted SFAS 157 effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date was April 1, 2009. The Partnership has determined that the adoption of SFAS 157 has no impact on the Partnership's financial statements.

In February 2007, the FASB issued SFAS 159 "The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115." SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value election is designed to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. On April 1, 2008, the Partnership adopted SFAS 159 and elected not to apply the provisions of SFAS 159 to its eligible financial assets and financial liabilities on the date of adoption. Accordingly, the initial application of SFAS 159 had no effect on the Partnership.

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

Because we are a pass-through entity and are not required to pay income taxes, FIN 48 does not currently have any impact on our financial statements. On December 30, 2008, the FASB issued FASB Staff Position (FSP) No. FIN 48-3: Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises, which deferred the effective date of Interpretation 48 for nonpublic enterprises included within the scope of FSP No. FIN 48-3 to the annual financial statements for fiscal years beginning after December 15, 2008. The deferred effective date was intended to give the Board additional time to develop guidance on the application of Interpretation 48 by pass-through entities and not-for-profit organizations. We may modify our disclosures if the FASB's guidance regarding application of FIN 48 to pass-through entities changes and is extended to public enterprises.

Recent Accounting Changes - Continued

In April 2009, the FASB issued FSP 107-1 and APB 28-1 "Interim Disclosures about Fair Value of Financial Instruments."  The FSP requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  The FSP is effective for Boston Capital Tax Credit Fund Limited Partnership as of June 30, 2009 and has no impact on the Partnership's financial condition or results of operations.

In November 2008, the Emerging Issues Task Force issued EITF No. 08-6, "Equity Method Investment Accounting Considerations" (EITF 08-6) that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee's issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. EITF 08-6 is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. EITF 08-6 was adopted for the interim quarterly period beginning April 1, 2009. The impact of adopting EITF 08-6 does not have a material impact on the Partnership's financial condition or results of operations.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, "Subsequent Events" ("SFAS 165").  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 is effective for Boston Capital Tax Credit Fund Limited Partnership as of June 30, 2009, and has no material impact on the Partnership's financial condition or results of operations.

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

There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended June 30, 2009 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our Form 10-K for the fiscal year ended March 31, 2009.

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

Boston Capital Tax Credit Fund Limited Partnership

	By:	Boston Capital Associates Limited Partnership, General Partner

	By:	BCA Associates Limited Partnership, General Partner

	By:	C&M Management, Inc., General Partner

Date: August 14, 2009	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of
1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

August 14, 2009	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), C&M Management Inc.; Director, President (Principal Executive Officer) BCTC Assignor Corp.

DATE:	SIGNATURE:	TITLE:

August 14, 2009	/s/ Marc N. Teal Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer), C&M Management Inc; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC Assignor Corp.