Form 10-Q
period 2009-09-30
BOSTON CAPITAL TAX CREDIT FUND LTD PARTNERSHIP
filed 2009-11-16
CIK 835095

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended September 30, 2009

                                             or

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

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2009

TABLE OF CONTENTS
FOR THE QUARTER ENDED SEPTEMBER 30, 2009

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

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2009

TABLE OF CONTENTS (CONTINUED)

Notes to Financial Statements 36

Note A Organization 36

Note B Accounting *

Note C Related Party Transactions 37

Note D Investments 38

COMBINED STATEMENTS OF OPERATION 41

Combined Statements Series 1 42

Combined Statements Series 2 43

Combined Statements Series 3 44

Combined Statements Series 4 45

Combined Statements Series 5 46

Combined Statements Series 6 47

Note E Taxable Loss 48

Note F Plan of Liquidation 48

Note G Subsequent Event 48

Item 2. Management's Discussion and Analysis of Financial Condition and

Results of Operations 49

Liquidity 49

Capital Resources 50

Results of Operations 51

Principal Accounting Policies 63

Recent Accounting Changes 64

Item 3. Quantitative and Qualitative Disclosures About Market Risk 66

Item 4T. Controls and Procedures 66

Part II Other Information 67

Item 1. Legal Proceedings 67

Item 1A. Risk Factors 67

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds 67

Item 3. Defaults Upon Senior Securities 67

Item 4. Submission of Matters to a Vote of Security Holders 67

Item 5. Other Information 67

Item 6. Exhibits 67

Signatures 68

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

	September 30, 2009 (Unaudited)	March 31, 2009 (Audited)
ASSETS
Cash and cash equivalents	$ 3,333,598	$ 3,297,198

	$ 3,333,598	$ 3,297,198

LIABILITIES

Accounts payable	$ 15,000	$ 1,616
Accounts payable affiliates (note C)	6,232,923	6,176,975

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 9,800,600 issued and outstanding	(2,094,425)	(2,061,821)
General Partner	(819,900)	(819,572)
	(2,914,325)	(2,881,393)
	$ 3,333,598	$ 3,297,198

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 1

	September 30, 2009 (Unaudited)	March 31, 2009 (Audited)
ASSETS
Cash and cash equivalents	$ 46,846	$ 53,723

	$ 46,846	$ 53,723

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	2,591,160	2,578,218

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 1,299,900 issued and outstanding	(2,406,038)	(2,386,417)
General Partner	(138,276)	(138,078)
	(2,544,314)	(2,524,495)
	$ 46,846	$ 53,723

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 2

	September 30, 2009 (Unaudited)	March 31, 2009 (Audited)
ASSETS
Cash and cash equivalents	$ 1,117,461	$ 1,108,583

	$ 1,117,461	$ 1,108,583

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 830,300 issued and outstanding	1,172,498	1,163,709
General Partner	(55,037)	(55,126)
	1,117,461	1,108,583
	$ 1,117,461	$ 1,108,583

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 3

	September 30, 2009 (Unaudited)	March 31, 2009 (Audited)
ASSETS
Cash and cash equivalents	$ 205,481	$ 140,154

	$ 205,481	$ 140,154

LIABILITIES

Accounts payable	$ 15,000	$ -
Accounts payable affiliates (note C)	2,817,330	2,792,582

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 2,882,200 issued and outstanding	(2,367,763)	(2,393,086)
General Partner	(259,086)	(259,342)
	(2,626,849)	(2,652,428)
	$ 205,481	$ 140,154

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 4

	September 30, 2009 (Unaudited)	March 31, 2009 (Audited)
ASSETS
Cash and cash equivalents	$ 137,959	$ 136,149

	$ 137,959	$ 136,149

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	824,433	806,175

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 2,995,300 issued and outstanding	(431,447)	(415,163)
General Partner	(255,027)	(254,863)
	(686,474)	(670,026)
	$ 137,959	$ 136,149

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 5

	September 30, 2009 (Unaudited)	March 31, 2009 (Audited)
ASSETS
Cash and cash equivalents	$ 486,262	$ 502,872

	$ 486,262	$ 502,872

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 489,900 issued and outstanding	523,113	539,557
General Partner	(36,851)	(36,685)
	486,262	502,872
	$ 486,262	$ 502,872

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 6

	September 30, 2009 (Unaudited)	March 31, 2009 (Audited)
ASSETS
Cash and cash equivalents	$ 1,339,589	$ 1,355,717

	$ 1,339,589	$ 1,355,717

LIABILITIES

Accounts payable	$ -	$ 1,616
Accounts payable affiliates (note C)	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 1,303,000 issued and outstanding	1,415,212	1,429,579
General Partner	(75,623)	(75,478)
	1,339,589	1,354,101
	$ 1,339,589	$ 1,355,717

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

	2009	2008

Income
Interest income	$ 2,884	$ 12,305
Miscellaneous income	22,629	14,898
	25,513	27,203

Share of income from Operating Partnerships(Note D)	62,941	456,406

Expenses
Professional fees	52,779	84,541
Partnership management fees (Note C)	24,312	52,452
General and administrative fees	26,627	26,218
	103,718	163,211

NET INCOME (LOSS)	$ (15,264)	$ 320,398

Net income (loss) allocated to assignees	$ (15,111)	$ 317,193

Net income (loss) allocated to general partner	$ (153)	$ 3,205

Net income (loss) per BAC	$ (.00)	$ .03

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,

(Unaudited)

Series 1

	2009	2008

Income
Interest income	$ 45	$ 355
Miscellaneous income	-	-
	45	355

Share of income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	7,796	14,283
Partnership management fees (Note C)	5,016	5,016
General and administrative fees	3,931	3,897
	16,743	23,196

NET INCOME (LOSS)	$ (16,698)	$ (22,841)

Net income (loss) allocated to assignees	$ (16,531)	$ (22,613)

Net income (loss) allocated to general partner	$ (167)	$ (228)

Net income (loss) per BAC	$ (.01)	$ (.02)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,

(Unaudited)

Series 2

	2009	2008

Income
Interest income	$ 983	$ 2,596
Miscellaneous income	-	-
	983	2,596

Share of income from Operating Partnerships(Note D)	-	325,008

Expenses
Professional fees	7,745	11,763
Partnership management fees (Note C)	5,130	3,944
General and administrative fees	3,187	3,306
	16,062	19,013

NET INCOME (LOSS)	$ (15,079)	$ 308,591

Net income (loss) allocated to assignees	$ (14,928)	$ 305,505

Net income (loss) allocated to general partner	$ (151)	$ 3,086

Net income (loss) per BAC	$ (.02)	$ .37

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 3

	2009	2008

Income
Interest income	$ 136	$ 543
Miscellaneous income	52	2,321
	188	2,864

Share of income from Operating Partnerships(Note D)	62,941	-

Expenses
Professional fees	12,393	16,942
Partnership management fees (Note C)	1,360	16,107
General and administrative expenses	7,030	6,654
	20,783	39,703

NET INCOME (LOSS)	$ 42,346	$ (36,839)

Net income (loss) allocated to assignees	$ 41,923	$ (36,471)

Net income (loss) allocated to general partner	$ 423	$ (368)

Net income (loss) per BAC	$ .01	$ (.01)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,

(Unaudited)

Series 4

	2009	2008

Income
Interest income	$ 116	$ 574
Miscellaneous income	22,577	12,577
	22,693	13,151

Share of income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	9,386	16,502
Partnership management fees (Note C)	9,129	13,278
General and administrative fees	6,458	6,185
	24,973	35,965

NET INCOME (LOSS)	$ (2,280)	$ (22,814)

Net income (loss) allocated to assignees	$ (2,257)	$ (22,586)

Net income (loss) allocated to general partner	$ (23)	$ (228)

Net income (loss) per BAC	$ (.00)	$ (.01)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 5

	2009	2008

Income
Interest income	$ 432	$ 2,321
Miscellaneous income	-	-
	432	2,321

Share of income from Operating Partnerships(Note D)	-	48,678

Expenses
Professional fees	6,843	10,352
Partnership management fees (Note C)	3,677	3,222
General and administrative fees	2,439	2,583
	12,959	16,157

NET INCOME (LOSS)	$ (12,527)	$ 34,842

Net income (loss) allocated to assignees	$ (12,402)	$ 34,494

Net income (loss) allocated to general partner	$ (125)	$ 348

Net income (loss) per BAC	$ (.03)	$ .07

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,

(Unaudited)

Series 6

	2009	2008

Income
Interest income	$ 1,172	$ 5,916
Miscellaneous income	-	-
	1,172	5,916

Share of income from Operating Partnerships(Note D)	-	82,720

Expenses
Professional fees	8,616	14,699
Partnership management fees (Note C)	-	10,885
General and administrative expenses	3,582	3,593
	12,198	29,177

NET INCOME (LOSS)	$ (11,026)	$ 59,459

Net income (loss) allocated to assignees	$ (10,916)	$ 58,864

Net income (loss) allocated to general partner	$ (110)	$ 595

Net income (loss) per BAC	$ (.01)	$ .05

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

	2009	2008

Income
Interest income	$ 5,755	$ 23,220
Miscellaneous income	23,618	49,978
	29,373	73,198

Share of income from Operating Partnerships(Note D)	95,792	1,216,808

Expenses
Professional fees	68,695	84,974
Partnership management fees (Note C)	47,547	64,823
General and administrative fees	41,855	46,087
	158,097	195,884

NET INCOME (LOSS)	$ (32,932)	$ 1,094,122

Net income (loss) allocated to assignees	$ (32,604)	$ 1,083,182

Net income (loss) allocated to general partner	$ (328)	$ 10,940

Net income (loss) per BAC	$ (.00)	$ .11

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 1

	2009	2008

Income
Interest income	$ 91	$ 708
Miscellaneous income	73	-
	164	708

Share of income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	10,140	14,282
Partnership management fees (Note C)	3,703	10,875
General and administrative fees	6,140	6,936
	19,983	32,093

NET INCOME(LOSS)	$ (19,819)	$ (31,385)

Net income (loss) allocated to assignees	$ (19,621)	$ (31,071)

Net income (loss) allocated to general partner	$ (198)	$ (314)

Net income (loss) per BAC	$ (.02)	$ (.02)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 2

	2009	2008

Income
Interest income	$ 1,954	$ 4,021
Miscellaneous income	-	-
	1,954	4,021

Share of income from Operating Partnerships(Note D)	30,203	1,066,415

Expenses
Professional fees	10,089	11,762
Partnership management fees (Note C)	8,062	(26,727)
General and administrative fees	5,128	5,774
	23,279	(9,191)

NET INCOME(LOSS)	$ 8,878	$ 1,079,627

Net income (loss) allocated to assignees	$ 8,789	$ 1,068,831

Net income (loss) allocated to general partner	$ 89	$ 10,796

Net income (loss) per BAC	$ .01	$ 1.29

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 3

	2009	2008

Income
Interest income	$ 257	$ 1,021
Miscellaneous income	52	37,036
	309	38,057

Share of income from Operating Partnerships(Note D)	62,941	-

Expenses
Professional fees	16,163	17,189
Partnership management fees (Note C)	10,462	32,764
General and administrative expenses	11,046	11,689
	37,671	61,642

NET INCOME(LOSS)	$ 25,579	$ (23,585)

Net income (loss) allocated to assignees	$ 25,323	$ (23,349)

Net income (loss) allocated to general partner	$ 256	$ (236)

Net income (loss) per BAC	$ .01	$ (.01)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 4

	2009	2008

Income
Interest income	$ 233	$ 1,149
Miscellaneous income	23,493	12,942
	23,726	14,091

Share of income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	12,156	16,691
Partnership management fees (Note C)	18,111	25,543
General and administrative fees	9,907	10,726
	40,174	52,960

NET INCOME(LOSS)	$ (16,448)	$ (38,869)

Net income (loss) allocated to assignees	$ (16,284)	$ (38,480)

Net income (loss) allocated to general partner	$ (164)	$ (389)

Net income (loss) per BAC	$ (.01)	$ (.01)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 5

	2009	2008

Income
Interest income	$ 867	$ 4,574
Miscellaneous income	-	-
	867	4,574

Share of income from Operating Partnerships(Note D)	2,648	67,673

Expenses
Professional fees	8,902	10,351
Partnership management fees (Note C)	7,209	599
General and administrative fees	4,014	4,586
	20,125	15,536

NET INCOME(LOSS)	$ (16,610)	$ 56,711

Net income (loss) allocated to assignees	$ (16,444)	$ 56,144

Net income (loss) allocated to general partner	$ (166)	$ 567

Net income (loss) per BAC	$ (.03)	$ .11

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 6

	2009	2008

Income
Interest income	$ 2,353	$ 11,747
Miscellaneous income	-	-
	2,353	11,747

Share of income from Operating Partnerships(Note D)	-	82,720

Expenses
Professional fees	11,245	14,699
Partnership management fees (Note C)	-	21,769
General and administrative expenses	5,620	6,376
	16,865	42,844

NET INCOME(LOSS)	$ (14,512)	$ 51,623

Net income (loss) allocated to assignees	$ (14,367)	$ 51,107

Net income (loss) allocated to general partner	$ (145)	$ 516

Net income (loss) per BAC	$ (.01)	$ .04

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2009

(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2009	$(2,061,821)	$ (819,572)	$(2,881,393)

Net income (loss)	(32,604)	(328)	(32,932)

Partners' capital (deficit), September 30, 2009	$(2,094,425)	$ (819,900)	$(2,914,325)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2009

(Unaudited)

	Assignees	General Partner	Total
Series 1
Partners' capital (deficit) April 1, 2009	$(2,386,417)	$ (138,078)	$(2,524,495)

Net income (loss)	(19,621)	(198)	(19,819)

Partners' capital (deficit), September 30, 2009	$(2,406,038)	$ (138,276)	$(2,544,314)

Series 2
Partners' capital (deficit) April 1, 2009	$ 1,163,709	$ (55,126)	$ 1,108,583

Net income (loss)	8,789	89	8,878

Partners' capital (deficit), September 30, 2009	$ 1,172,498	$ (55,037)	$ 1,117,461

The accompanying notes are an integral part of these statements.

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2009

(Unaudited)

	Assignees	General Partner	Total
Series 3
Partners' capital (deficit) April 1, 2009	$(2,393,086)	$ (259,342)	$(2,652,428)

Net income (loss)	25,323	256	25,579

Partners' capital (deficit), September 30, 2009	$(2,367,763)	$ (259,086)	$(2,626,849)

Series 4
Partners' capital (deficit) April 1, 2009	$ (415,163)	$ (254,863)	$ (670,026)

Net income (loss)	(16,284)	(164)	(16,448)

Partners' capital (deficit), September 30, 2009	$ (431,447)	$ (255,027)	$ (686,474)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2009

(Unaudited)

	Assignees	General Partner	Total
Series 5
Partners' capital (deficit) April 1, 2009	$ 539,557	$ (36,685)	$ 502,872

Net income (loss)	(16,444)	(166)	(16,610)

Partners' capital (deficit), September 30, 2009	$ 523,113	$ (36,851)	$ 486,262

Series 6
Partners' capital (deficit) April 1, 2009	$ 1,429,579	$ (75,478)	$ 1,354,101

Net income (loss)	(14,367)	(145)	(14,512)

Partners' capital (deficit), September 30, 2009	$ 1,415,212	$ (75,623)	$ 1,339,589

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

	2009	2008
Cash flows from operating activities:

Net Income (Loss)	$ (32,932)	$ 1,094,122
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (Income) Loss from Operating Partnerships	(95,792)	(1,216,808)
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	13,384	17,714
Increase (Decrease) in accounts payable affiliates	55,948	77,204

Net cash (used in) provided by operating activities	(59,392)	(27,768)

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	95,792	867,930

Net cash (used in) provided by investing activity	95,792	867,930

Cash flows from financing activity:

Distributions	-	(28,518)

Net cash (used in) provided by financing activity	-	(28,518)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	36,400	811,644

Cash and cash equivalents, beginning	3,297,198	2,019,542

Cash and cash equivalents, ending	$ 3,333,598	$ 2,831,186

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 1

	2009	2008
Cash flows from operating activities:

Net Income (Loss)	$ (19,819)	$ (31,385)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (Income) Loss from Operating Partnerships	-	-
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	-	(381)
Increase (Decrease) in accounts payable affiliates	12,942	14,294

Net cash (used in) provided by operating activities	(6,877)	(17,472)

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	-	-

Net cash (used in) provided by investing activity	-	-

Cash flows from financing activity:

Distributions	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,877)	(17,472)

Cash and cash equivalents, beginning	53,723	73,958

Cash and cash equivalents, ending	$ 46,846	$ 56,486

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 2

	2009	2008
Cash flows from operating activities:

Net Income (Loss)	$ 8,878	$ 1,079,627
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (Income) Loss from Operating Partnerships	(30,203)	(1,066,415)
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	-	(381)
Increase (Decrease) in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(21,325)	12,831

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	30,203	763,216

Net cash (used in) provided by investing activity	30,203	763,216

Cash flows from financing activity:

Distributions	-	(24,836)

Net cash (used in) provided by financing activity	-	(24,836)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,878	751,211

Cash and cash equivalents, beginning	1,108,583	68,416

Cash and cash equivalents, ending	$ 1,117,461	$ 819,627

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 3

	2009	2008
Cash flows from operating activities:

Net Income (Loss)	$ 25,579	$ (23,585)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (Income) Loss from Operating Partnerships	(62,941)	-
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	15,000	(381)
Increase (Decrease) in accounts payable affiliates	24,748	35,814

Net cash (used in) provided by operating activities	2,386	11,848

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	62,941	-

Net cash (used in) provided by investing activity	62,941	-

Cash flows from financing activity:

Distributions	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	65,327	11,848

Cash and cash equivalents, beginning	140,154	99,323

Cash and cash equivalents, ending	$ 205,481	$ 111,171

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 4

	2009	2008
Cash flows from operating activities:

Net Income (Loss)	$ (16,448)	$ (38,869)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (Income) Loss from Operating Partnerships	-	-
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	-	(381)
Increase (Decrease) in accounts payable affiliates	18,258	27,096

Net cash (used in) provided by operating activities	1,810	(12,154)

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	-	-

Net cash (used in) provided by investing activity	-	-

Cash flows from financing activity:

Distributions	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,810	(12,154)

Cash and cash equivalents, beginning	136,149	118,328

Cash and cash equivalents, ending	$ 137,959	$ 106,174

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 5

	2009	2008
Cash flows from operating activities:

Net Income (Loss)	$ (16,610)	$ 56,711
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (Income) Loss from Operating Partnerships	(2,648)	(67,673)
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	-	(381)
Increase (Decrease) in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(19,258)	(11,343)

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	2,648	21,994

Net cash (used in) provided by investing activity	2,648	21,994

Cash flows from financing activity:

Distributions	-	(3,682)

Net cash (used in) provided by financing activity	-	(3,682)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(16,610)	6,969

Cash and cash equivalents, beginning	502,872	462,710

Cash and cash equivalents, ending	$ 486,262	$ 469,679

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 6

	2009	2008
Cash flows from operating activities:

Net Income (Loss)	$ (14,512)	$ 51,623
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (Income) Loss from Operating Partnerships	-	(82,720)
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	(1,616)	19,619
Increase (Decrease) in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(16,128)	(11,478)

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships:	-	82,720

Net cash (used in) provided by investing activity	-	82,720

Cash flows from financing activity:

Distributions	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(16,128)	71,242

Cash and cash equivalents, beginning	1,355,717	1,196,807

Cash and cash equivalents, ending	$ 1,339,589	$ 1,268,049

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS
September 30, 2009

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
September 30, 2009
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of September 30, 2009 and for the six months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Partnership in acquiring the investments in Operating Partnerships are capitalized to the investment account. The Partnership's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's Annual Report on Form 10-K.

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has entered into several transactions with various affiliates of the general partner of the Partnership, including Boston Capital Holdings LP, Boston Capital Partners, Inc. and Boston Capital Asset Management Limited Partnership.

Accounts payable - affiliates at September 30, 2009 and 2008 represents accrued general and administrative expenses, accrued partnership management fees, and advances from an affiliate of the general partner of the Partnership, which are payable to Boston Capital Holdings LP and Boston Capital Asset Management Limited Partnership.

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2009
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

An annual partnership management fee based on .375 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. Since reporting fees collected by the series were added to reserves and not paid to Boston Capital Asset Management Limited Partnership, the amounts accrued are not net of reporting fees received. The partnership management fees accrued for the quarters ended September 30, 2009 and 2008 are as follows:

	2009	2008

Series 1	$ 5,016	$ 5,016
Series 2	5,418	8,682
Series 3	11,294	17,907
Series 4	9,129	13,548
Series 5	3,837	4,273
Series 6	-	10,885

	$ 34,694	$ 60,311

The partnership management fees paid for the quarters ended September 30, 2009 and 2008 are as follows:
	2009	2008
Series 1	$ -	$ -
Series 2	5,418	9,328
Series 3	-	-
Series 4	-	-
Series 5	3,837	4,273
Series 6	-	10,885
	$ 9,255	$ 24,486

The partnership management fees paid for the six months ended September 30, 2009 and 2008 are as follows:
	2009	2008
Series 1	$ -	$ -
Series 2	10,836	20,966
Series 3	-	-
Series 4	-	-
Series 5	7,674	10,088
Series 6	-	21,769
	$ 18,510	$ 52,823

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2009
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At September 30, 2009 and 2008, the Partnership had limited partnership interests in 20 and 32 Operating Partnerships, respectively, which own operating apartment complexes as follows:

Series	2009	2008
1	4	4
2	1	1
3	10	15
4	4	8
5	1	1
6	-	3
	20	32

Under the terms of the Partnership's investment in each Operating Partnership, the Partnership was required to make capital contributions to the Operating Partnerships. These contributions were payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. At September 30, 2009 and 2008, all capital contributions had been paid.

During the six months ended September 30, 2009 the Partnership disposed of two of the Operating Partnerships, and received additional proceeds from two Operating Partnerships disposed of in the prior year. A summary of the dispositions by Series for September 30, 2009 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Partnership Proceeds from Disposition	Gain/(Loss) on Disposition
Series 1	-	-	$-	$-
Series 2	-	-	30,203	30,203
Series 3	2	-	62,941	62,941
Series 4	-	-	-	-
Series 5	-	-	2,648	2,648
Series 6	-	-	-	-
Total	2	-	$95,792	$95,792

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
September 30, 2009
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

The Partnership's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the six months ended June 30, 2009.

The combined unaudited summarized statements of operations of the Operating Partnerships for the six months ended June 30, 2009 and 2008 are as follows:

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months ended June 30,
(Unaudited)

	2009	2008

Revenues
Rental	$ 2,522,246	$ 4,286,007
Interest and other	97,267	144,576

	2,619,513	4,430,583

Expenses
Interest	570,632	766,543
Depreciation and amortization	629,781	1,160,001
Operating expenses	1,954,293	3,337,249
	3,154,706	5,263,793

NET LOSS	$ (535,193)	$ (833,210)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (529,840)	$ (824,878)

Net loss allocated to other Partners	$ (5,353)	$ (8,332)

* Amounts include $529,840 and $824,878 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2009
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months ended June 30,
(Unaudited)

Series 1

	2009	2008

Revenues
Rental	$ 366,645	$ 394,196
Interest and other	16,390	19,671

	383,035	413,867

Expenses
Interest	43,582	49,450
Depreciation and amortization	95,385	109,752
Operating expenses	284,744	350,089
	423,711	509,291

NET LOSS	$ (40,676)	$ (95,424)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (40,269)	$ (94,470)

Net loss allocated to other Partners	$ (407)	$ (954)

* Amounts include $40,269 and $94,470 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2009
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months ended June 30,
(Unaudited)

Series 2

	2009	2008

Revenues
Rental	$ 372,676	$ 536,031
Interest and other	20,470	23,858

	393,146	559,889

Expenses
Interest	171,471	192,469
Depreciation and amortization	82,900	113,983
Operating expenses	324,977	493,511
	579,348	799,963

NET LOSS	$ (186,202)	$ (240,074)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (184,340)	$ (237,673)

Net loss allocated to other Partners	$ (1,862)	$ (2,401)

* Amounts include $184,340 and $237,673 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2009
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months ended June 30,
(Unaudited)

Series 3
	2009	2008

Revenues
Rental	$ 961,132	$1,699,952
Interest and other	34,550	46,268

	995,682	1,746,220

Expenses
Interest	124,762	176,298
Depreciation and amortization	235,236	420,779
Operating expenses	825,881	1,287,804
	1,185,879	1,884,881

NET LOSS	$ (190,197)	$(138,661)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (188,295)	$(137,274)

Net loss allocated to other partners	$ (1,902)	$ (1,387)

* Amounts include $188,295 and $137,274 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2009
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months ended June 30,
(Unaudited)

Series 4

	2009	2008

Revenues
Rental	$ 614,518	$ 915,934
Interest and other	14,472	23,136

	628,990	939,070

Expenses
Interest	135,449	220,188
Depreciation and amortization	170,153	276,987
Operating expenses	337,944	624,812
	643,546	1,121,987

NET LOSS	$ (14,556)	$ (182,917)

Net income loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (14,410)	$ (181,088)

Net loss allocated to other Partners	$ (146)	$ (1,829)

* Amounts include $14,410 and $181,088 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2009
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months ended June 30,
(Unaudited)

Series 5
	2009	2008

Revenues
Rental	$ 207,275	$ 272,196
Interest and other	11,385	12,374

	218,660	284,570

Expenses
Interest	95,368	61,219
Depreciation and amortization	46,107	106,724
Operating expenses	180,747	207,166
	322,222	375,109

NET LOSS	$ (103,562)	$ (90,539)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (102,526)	$ (89,634)

Net loss allocated to other Partners	$ (1,036)	$ (905)

* Amounts include $102,526 and $89,634 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2009
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months ended June 30,
(Unaudited)

Series 6
	2009	2008

Revenues
Rental	$ -	$ 467,698
Interest and other	-	19,269

	-	486,967

Expenses
Interest	-	66,919
Depreciation and amortization	-	131,776
Operating expenses	-	373,867
	-	572,562

NET LOSS	$ -	$ (85,595)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ -	$ (84,739)

Net loss allocated to other Partners	$ -	$ (856)

* Amounts include $0 and $84,739 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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

September 30, 2009
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

NOTE F - PLAN OF LIQUIDATION

On April 27, 2007, BAC holders approved a Plan of Liquidation and Dissolution for the Partnership (the "Plan"). Pursuant to the Plan, the general partner may, without further action by the BAC holders, sell the remaining assets held by the Partnership. It is anticipated that sale of all the apartment complexes will be completed sometime in 2011. However, because of numerous uncertainties, the liquidation may take longer or shorter than expected, and the final liquidating distribution may occur months after all of the apartment complexes have been sold. Because the liquidation of the Partnership was not imminent, as of September 30, 2009, the financial statements are presented assuming the Partnership will continue as a going concern.

NOTE G - SUBSEQUENT EVENT

The Partnership has evaluated subsequent events through the date that the financial statements were issued, which was November 16, 2009, the date of the Partnership's Quarterly Report on Form 10-Q for the period ended September 30, 2009.

The Partnership has entered into agreements to either sell or transfer interests in two Operating Partnerships. The estimated sales prices and other terms for the disposition of the Operating Partnerships have been determined. The estimated proceeds to be received for these two Operating Partnerships is $1,968,958. The estimated gain on sales of the Operating Partnerships is $1,922,958 and the sales are expected to be recognized in the third quarter of fiscal year end 2010.

The Partnership, in accordance with the Plan of Liquidation, made the final liquidating distribution to the investors in Series 6 on November 3, 2009. The total distribution of $1,303,000 represents payment of $1.00 per BAC to the investors.

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

The Partnership is currently accruing the annual partnership management fee. Partnership management fees accrued during the quarter ended September 30, 2009 were $34,694 and total partnership management fees accrued as of September 30, 2009 were $5,398,979. During the quarter and the six months ended September 30, 2009 $9,255 and $18,510, respectively, of accrued partnership management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Partnership receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Partnership's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Partnership. The Partnership is currently unaware of any trends, which would create insufficient liquidity to meet future third party obligations of the Partnership.

As of September 30, 2009, an affiliate of the general partner of the Partnership advanced a total of $833,944 to the Partnership to pay various operating expenses of the Partnership, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. During the six months ended September 30, 2009 $2,910 was advanced. Below is a summary, by series, of the total advances made to date.

	Six Months Ended	Total
Series 1	$ 2,910	$155,809
Series 3	-	473,634
Series 4	-	204,501
	$ 2,910	$833,944

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships. During the six months ended September 30, 2009 there were no payments made to an affiliate of the general partner.

Capital Resources

The Partnership offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on August 29, 1988. The Partnership received and accepted subscriptions for $97,746,940 representing 9,800,600 BACs from investors admitted as BAC Holders in Series 1 through Series 6 of the Partnership. Offers and sales of BACs in Series 1 through Series 6 of the Partnership were completed and the last of the BACs in Series 6 were issued by the Partnership on September 29, 1989. At September 30, 2009 and 2008 the Partnership had limited partnership equity interests in 20 and 32 Operating Partnerships, respectively.

As of September 30, 2009 the Partnership had $3,333,598 remaining in cash and cash equivalents. Below is a table, which provides, by series, the equity raised, number of BACs sold, final date BACs were offered, number of properties acquired, and cash and cash equivalents.

Series	Equity	BACs	Final Close Date	Number of Properties	Proceeds Remaining
1	$12,999,000	1,299,900	12/18/88	4	$ 46,846
2	8,303,000	830,300	03/30/89	1	1,117,461
3	28,822,000	2,882,200	03/14/89	10	205,481
4	29,788,160	2,995,300	07/07/89	4	137,959
5	4,899,000	489,900	08/22/89	1	486,262
6	12,935,780	1,303,000	09/29/89	-	1,339,589

	$97,746,940	9,800,600		20	$3,333,598

Results of Operations

At September 30, 2009 and 2008 the Partnership held limited partnership interests in 20 and 32 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which initially complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Partnership believes that there is adequate casualty insurance on the properties.

The Partnership incurs an annual partnership management fee to the general partner of the Partnership and/or its affiliates in an amount equal to 0.375% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various partnership management and reporting fees paid by the Operating Partnerships. The partnership management fees incurred and the reporting fees paid by the Operating Partnerships for the three and six months ended September 30, 2009 are as follows:
	3 Months Management Fee Net of Reporting Fee	3 Months Reporting Fee	6 Months Management Fee Net of Reporting Fee	6 Months Reporting Fee
Series 1	5,016	-	3,703	6,329
Series 2	5,130	288	8,062	2,774
Series 3	1,360	9,934	10,462	14,286
Series 4	9,129	-	18,111	147
Series 5	3,677	160	7,209	465
Series 6	-	-	-	-
	$24,312	$10,382	$47,547	$24,001

The Partnership's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested. The Partnership's investments in Operating Partnerships have been made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 1

As of September 30, 2009 and 2008, the average Qualified Occupancy for the series was 100%. The series had a total of four properties at September 30, 2009, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2009 and 2008, Series 1 reflects net loss from Operating Partnerships of $(40,676) and $(95,424), respectively, which includes depreciation and amortization of $95,385 and $109,752, respectively. This is an interim period estimate and it is not indicative of the final year end results.

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

Series 2

As of September 30, 2009 and 2008, the average Qualified Occupancy for the series was 100%. The series had one property at September 30, 2009, which was at 100% Qualified Occupancy.

For the six month periods ended September 30, 2009 and 2008, Series 2 reflects net loss from Operating Partnerships of $(186,202) and $(240,074), respectively, which includes depreciation and amortization of $82,900 and $113,983, respectively. This is an interim period estimate and it is not indicative of the final year end results.

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

Series 3

As of September 30, 2009 and 2008, the average Qualified Occupancy for the series was 100%. The series had a total of ten properties at September 30, 2009, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2009 and 2008, Series 3 reflects net loss from Operating Partnerships of $(190,197) and $(138,661), respectively, which includes depreciation and amortization of $235,236 and $420,779, respectively. This is an interim period estimate and it is not indicative of the final year end results.

Vassar LDHA LP (Manor Ridge Apartments) is a 32-unit senior property located in Vassar, MI. The property operated below breakeven in 2008 due to low occupancy. The site manager has contacted each resident on a one-on-one basis in order to improve resident retention. Manor Ridge has joined the Chamber of Commerce in an effort to increase awareness of the property in the area. However, improving physical occupancy is still a struggle for the property because of the area's deteriorating economic conditions. Most residents are not able to pay full rental rates, and require rental assistance. As a result, physical occupancy averaged 77% for 2007 and declined to 67% in 2008. Through the third quarter of 2009, this property is operating with an average physical occupancy of 51%. The below breakeven operations have resulted in under-funded tax and insurance escrows and delinquent 2007 real estate taxes. In an effort to address the delinquencies, management submitted a two-year workout plan, which was approved by Rural Development in May 2008. The primary goal of the workout plan was to pay down delinquent real estate taxes. The secondary goal was to properly fund the tax and insurance escrow account. According to the workout plan, the replacement reserve funding requirement was waived in 2008 which will allow those scheduled deposits to be allocated to the funding of the tax and insurance escrow. In the fourth quarter 2008, due to significant drops in occupancy, management was unable to honor the approved workout plan. As a result, Rural Development sent out a servicing notice dated December 23, 2008, which outlined major concerns such as under-funded reserves, unpaid real estate taxes, and under-funded tax and insurance escrows. The letter also gave the Operating Partnership a 15-day deadline to discuss the outlined concerns. The operating general partner believes that due to such a rapid deterioration of the occupancy and operations, the property will require significant amounts of funds to improve. Therefore, in the fourth quarter 2009, the operating general partner is planning to request the investment partnership's consent to convey the property to Rural Development, to avoid mortgage acceleration and foreclosure. The operating general partner's operating deficit guarantee is unlimited in time and amount. The Operating Partnership's mortgage payments are current. On December 31, 2003, the 15-year low income housing tax credit compliance period expired.

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

In July 2009, the investment general partner entered into an agreement to transfer its interest in Fylex Housing Associates to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,330,088 and cash proceeds to the investment limited partner of $40,500. Of the total proceeds received, $5,536 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,500 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $27,464 will be returned to cash reserves held by Series 3. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $27,464 as of September 30, 2009.

In July 2009, the investment general partner entered into an agreement to transfer its interest in Willow Street Associates to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,409,733 and cash proceeds to the investment limited partner of $43,000. Of the total proceeds received, $23 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,500 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $35,477 will be returned to cash reserves held by Series 3. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $35,477 as of September 30, 2009.

Series 4

As of September 30, 2009 and 2008, the average Qualified Occupancy for the series was 100%. The series had a total of four properties at September 30, 2009, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2009 and 2008, Series 4 reflects net loss from Operating Partnerships of $(14,556) and $(182,917), respectively, which includes depreciation and amortization of $170,153 and $276,987, respectively. This is an interim period estimate and it is not indicative of the final year end results.

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

In April 2009, the investment general partner of Wichita West Housing Associates LP approved an agreement to sell the property and the transaction closed on October 30, 2009. The sales price for the property was $3,516,520, which includes the outstanding mortgage balance of approximately $1,355,624 and cash proceeds to the investment partnership of $1,920,958. Of the total proceeds received, $15,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $1,905,958 will be returned to cash reserves held by Series 4. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

Series 5

As of September 30, 2009 and 2008, the average Qualified Occupancy for the series was 100%. The series had one property at September 30, 2009, which was at 100% Qualified Occupancy.

For the six month periods ended September 30, 2009 and 2008, Series 5 reflects net loss from Operating Partnerships of $(103,562) and $(90,539), respectively, which includes depreciation and amortization of $46,107 and $106,724, respectively. This is an interim period estimate and it is not indicative of the final year end results.

In September 2007, the investment general partner of Calexico Associates approved an agreement to sell the property and the transaction closed on September 25, 2008. The sales price for the property was $2,047,109, which includes the outstanding mortgage balance of approximately $1,507,109, cash proceeds to the operating general partner of $243,395, and cash proceeds to the investment limited partnerships of $177,437 and $48,921 to Series 2 and Series 5, respectively. Of the total proceeds received, $2,477 and $683, respectively, represents reporting fees due to an affiliate of the investment partnerships and the balance represents proceeds from the sale. Of the remaining proceeds, $11,758 and $3,242 from Series 2 and Series 5, respectively, was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $163,202 and $44,996 were returned to cash reserves held by Series 2 and Series 5, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnerships. After all outstanding obligations of the investment partnerships are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnerships' investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. In addition, the general partner paid the non-resident withholdings, in the amount of $13,356 and $3,682 for Series 2 and Series 5, respectively. The sale proceeds were received on October 2, 2008; so a receivable in the amount of $165,679 and $45,679 had been recorded for Series 2 and Series 5, respectively, as of September 30, 2008. Accordingly, a gain on the sale of the Operating

Partnership of the proceeds from the sale, net of the overhead and expense reimbursement and including the non-resident withholding, has been recorded in the amount of $176,558 and $48,678 for Series 2 and Series 5, respectively, as of September 30, 2008. In June 2009, additional sale proceeds of $9,612 and $2,648, respectively, were received and returned to the cash reserves held by Series 2 and Series 5, respectively.

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

Series 6

As of September 30, 2008, the average Qualified Occupancy for the series was 100%. The series had no properties at September 30, 2009.

For the six month periods ended September 30, 2008, Series 6 reflects net loss from Operating Partnerships of $(85,595), which includes depreciation and amortization of $131,776. This is an interim period estimate and it is not indicative of the final year end results.

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

Principal Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), which require the to make various estimates and assumptions. The following section is a summary of some aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of the Partnership's financial condition and results of operations. The Partnership believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the financial statements.

The Partnership is required to assess potential impairments to its long-lived assets, which are primarily investments in limited partnerships. The Partnership accounts for its investment in limited partnerships in accordance with the equity method of accounting since the Partnership does not control the operations of the Operating Partnerships. The purpose of an impairment analysis is to verify that the real estate investment balance reflected on the balance sheet does not exceed the value of the underlying investments.

If the book value of the Partnership's investment in an Operating Partnership exceeds the estimated value derived by management, which generally consists of the remaining future Low-Income Housing Credits allocable to the Partnership and the estimated residual value to the Partnership, the Partnership reduces its investment in the Operating Partnership and includes this reduction in equity in loss of investment of limited partnerships.

As of March 31, 2004, the Partnership adopted GAAP for the Consolidation of Variable Interest Entities. GAAP provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity ("VIE") in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entity's expected losses, the majority of the expected returns, or both.

Based on this guidance, the Operating Partnerships in which the Partnership invests meet the definition of a VIE. However, management does not consolidate the Partnership's interests in these VIEs under this guidance, as it is not considered to be the primary beneficiary. The Partnership currently records the amount of its investment in these partnerships as an asset on its balance sheet, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements.

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

Recent Accounting Changes

In September 2006, the Financial Accounting Standards Board ("FASB") issued GAAP for Fair Value Measurements, now superseded by the Fair Value Measurement and Disclosures Topic of the FASB Accounting Standards Codification guidance (ASC) which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions. In February 2008, the FASB delayed for one year implementation of the guidance as it pertains to certain non-financial assets and liabilities. The Partnership adopted GAAP for Fair Value Measurements effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date was April 1, 2009. The Partnership has determined that adoption of this guidance has no material impact on the Partnership's financial statements.

In February 2007, the FASB issued guidance for The Fair Value Option for Financial Assets and Financial Liabilities, now superseded by the Financial Instruments Topic of the FASB ASC. This guidance permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value election is designed to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. It is effective for fiscal years beginning after November 15, 2007. On April 1, 2008, the Partnership adopted this guidance and elected not to apply the provisions to its eligible financial assets and financial liabilities on the date of adoption. Accordingly, the initial application of the guidance had no effect on the Partnership.

In June 2006, guidance for Accounting for Uncertainty in Income Taxes, an interpretation of GAAP for Accounting for Income Taxes, was issued (now superseded by the Income Taxes Topic of the FASB ASC). This requires all taxpayers to analyze all material positions they have taken or plan to take in all tax returns that have been filed or should have been filed with all taxing authorities for all years still subject to challenge by those taxing authorities. If the position taken is "more-likely-than-not" to be sustained by the taxing authority on its technical merits and if there is more than a 50% likelihood that the position would be sustained if challenged and considered by the highest court in the relevant jurisdiction, the tax consequences of that position should be reflected in the taxpayer's GAAP financial statements. Earlier proposed interpretations of GAAP for Accounting for Income Taxes had recommended a "probable" standard for recognition of tax consequences rather than the "more-likely-than-not" standard finally adopted.

Because we are a pass-through entity and are not required to pay income taxes, this guidance does not currently have any impact on our financial statements. On December 30, 2008, the FASB issued further guidance for Certain Nonpublic Enterprises, which deferred the effective date for nonpublic enterprises to the annual financial statements for fiscal years beginning after December 15, 2008. The deferred effective date was intended to give the Board additional time to develop guidance on its application to pass-through entities and not-for-profit organizations. We may modify our disclosures if the FASB's guidance regarding the application to pass-through entities changes and is extended to public enterprises.

Recent Accounting Changes - continued

In April 2009, the FASB issued guidance for Interim Disclosures about Fair Value of Financial Instruments.  This requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  It is effective for Boston Capital Tax Credit Fund Limited Partnership as of June 30, 2009 and has no impact on the Partnership's financial condition or results of operations.

In November 2008, the FASB issued guidance on Equity Method Investment Accounting Considerations, now superseded by the Equity Method and Joint Ventures Topic of the FASB ASC, that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee's issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. This guidance is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Partnership adopted the guidance for the interim quarterly period beginning April 1, 2009. The impact of adopting it does not have a material impact on the Partnership's financial condition or results of operations.

In May 2009, the FASB issued guidance for Subsequent Events in the Subsequent Events Topic of the FASB ASC. It establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It is effective for Boston Capital Tax Credit Fund Limited Partnership as of June 30, 2009, and has no material impact on the Partnership's financial condition or results of operations.

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

There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

Boston Capital Tax Credit Fund Limited Partnership

	By:	Boston Capital Associates Limited Partnership, General Partner

	By:	BCA Associates Limited Partnership, General Partner

	By:	C&M Management, Inc., General Partner

Date: November 16, 2009	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of
1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

November 16, 2009	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), C&M Management Inc.; Director, President (Principal Executive Officer) BCTC Assignor Corp.

DATE:	SIGNATURE:	TITLE:

November 16, 2009	/s/ Marc N. Teal Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer), C&M Management Inc; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC Assignor Corp.