Form 10-Q
period 2009-12-31
BOSTON CAPITAL TAX CREDIT FUND LTD PARTNERSHIP
filed 2010-02-16
CIK 835095

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended December 31, 2009

                                             or

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
FOR THE QUARTER ENDED DECEMBER 31, 2009

TABLE OF CONTENTS
FOR THE QUARTER ENDED DECEMBER 31, 2009

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
FOR THE QUARTER ENDED DECEMBER 31, 2009

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

Item 1A. Risk Factors 67

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds 67

Item 3. Defaults Upon Senior Securities 67

Item 4. Submission of Matters to a Vote of Security Holders 67

Item 5. Other Information 67

Item 6. Exhibits 67

Signatures 68

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

	December 31, 2009 (Unaudited)	March 31, 2009 (Audited)
ASSETS
Cash and cash equivalents	$ 3,219,732	$ 3,297,198

	$ 3,219,732	$ 3,297,198

LIABILITIES

Accounts payable	$ 15,000	$ 1,616
Accounts payable affiliates (note C)	5,376,517	6,176,975

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 9,800,600 issued and outstanding	(1,372,339)	(2,061,821)
General Partner	(799,446)	(819,572)
	(2,171,785)	(2,881,393)
	$ 3,219,732	$ 3,297,198

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 1

	December 31, 2009 (Unaudited)	March 31, 2009 (Audited)
ASSETS
Cash and cash equivalents	$ 46,434	$ 53,723

	$ 46,434	$ 53,723

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	2,598,974	2,578,218

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 1,299,900 issued and outstanding	(2,414,182)	(2,386,417)
General Partner	(138,358)	(138,078)
	(2,552,540)	(2,524,495)
	$ 46,434	$ 53,723

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 2

	December 31, 2009 (Unaudited)	March 31, 2009 (Audited)
ASSETS
Cash and cash equivalents	$ 1,109,332	$ 1,108,583

	$ 1,109,332	$ 1,108,583

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 830,300 issued and outstanding	1,164,451	1,163,709
General Partner	(55,119)	(55,126)
	1,109,332	1,108,583
	$ 1,109,332	$ 1,108,583

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 3

	December 31, 2009 (Unaudited)	March 31, 2009 (Audited)
ASSETS
Cash and cash equivalents	$ 132,673	$ 140,154

	$ 132,673	$ 140,154

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	2,777,543	2,792,582

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 2,882,200 issued and outstanding	(2,385,604)	(2,393,086)
General Partner	(259,266)	(259,342)
	(2,644,870)	(2,652,428)
	$ 132,673	$ 140,154

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 4

	December 31, 2009 (Unaudited)	March 31, 2009 (Audited)
ASSETS
Cash and cash equivalents	$ 1,451,321	$ 136,149

	$ 1,451,321	$ 136,149

LIABILITIES

Accounts payable	$ 15,000	$ -
Accounts payable affiliates (note C)	-	806,175

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 2,995,300 issued and outstanding	1,670,121	(415,163)
General Partner	(233,800)	(254,863)
	1,436,321	(670,026)
	$ 1,451,321	$ 136,149

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 5

	December 31, 2009 (Unaudited)	March 31, 2009 (Audited)
ASSETS
Cash and cash equivalents	$ 479,972	$ 502,872

	$ 479,972	$ 502,872

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 489,900 issued and outstanding	516,886	539,557
General Partner	(36,914)	(36,685)
	479,972	502,872
	$ 479,972	$ 502,872

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 6

	December 31, 2009 (Unaudited)	March 31, 2009 (Audited)
ASSETS
Cash and cash equivalents	$ -	$ 1,355,717

	$ -	$ 1,355,717

LIABILITIES

Accounts payable	$ -	$ 1,616
Accounts payable affiliates (note C)	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 1,303,000 issued and outstanding	75,989	1,429,579
General Partner	(75,989)	(75,478)
	-	1,354,101
	$ -	$ 1,355,717

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

	2009	2008

Income
Interest income	$ 2,238	$ 4,424
Miscellaneous income	-	3,223
	2,238	7,647

Share of income from Operating Partnerships(Note D)	2,135,958	154,099

Expenses
Professional fees	9,199	9,893
Partnership management fees (Note C)	29,667	(5,636)
General and administrative fees	53,791	26,206
	92,657	30,463

NET INCOME (LOSS)	$ 2,045,539	$ 131,283

Net income (loss) allocated to assignees	$ 2,025,083	$ 129,970

Net income (loss) allocated to general partner	$ 20,456	$ 1,313

Net income (loss) per BAC	$ .21	$ .01

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 1

	2009	2008

Income
Interest income	$ 31	$ 162
Miscellaneous income	-	-
	31	162

Share of income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	1,324	1,523
Partnership management fees (Note C)	3,756	5,016
General and administrative fees	3,176	3,820
	8,256	10,359

NET INCOME (LOSS)	$ (8,225)	$ (10,197)

Net income (loss) allocated to assignees	$ (8,143)	$ (10,095)

Net income (loss) allocated to general partner	$ (82)	$ (102)

Net income (loss) per BAC	$ (.01)	$ (.01)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 2

	2009	2008

Income
Interest income	$ 752	$ 2,133
Miscellaneous income	-	-
	752	2,133

Share of income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	1,066	1,482
Partnership management fees (Note C)	5,302	5,303
General and administrative fees	2,513	2,978
	8,881	9,763

NET INCOME (LOSS)	$ (8,129)	$ (7,630)

Net income (loss) allocated to assignees	$ (8,048)	$ (7,554)

Net income (loss) allocated to general partner	$ (81)	$ (76)

Net income (loss) per BAC	$ (.01)	$ (.01)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 3

	2009	2008

Income
Interest income	$ 99	$ 280
Miscellaneous income	-	-
	99	280

Share of income from Operating Partnerships(Note D)	-	44,558

Expenses
Professional fees	2,396	2,091
Partnership management fees (Note C)	10,215	16,655
General and administrative expenses	5,511	7,200
	18,122	25,946

NET INCOME (LOSS)	$ (18,023)	$ 18,892

Net income (loss) allocated to assignees	$ (17,843)	$ 18,703

Net income (loss) allocated to general partner	$ (180)	$ 189

Net income (loss) per BAC	$ (.01)	$ .01

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 4

	2009	2008

Income
Interest income	$ 740	$ 276
Miscellaneous income	-	-
	740	276

Share of income from Operating Partnerships(Note D)	2,135,958	40,978

Expenses
Professional fees	2,500	1,935
Partnership management fees (Note C)	6,621	11,631
General and administrative fees	4,782	6,309
	13,903	19,875

NET INCOME (LOSS)	$ 2,122,795	$ 21,379

Net income (loss) allocated to assignees	$ 2,101,567	$ 21,165

Net income (loss) allocated to general partner	$ 21,228	$ 214

Net income (loss) per BAC	$ .70	$ .01

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 5

	2009	2008

Income
Interest income	$ 326	$ 1,251
Miscellaneous income	-	-
	326	1,251

Share of income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	780	1,387
Partnership management fees (Note C)	3,773	3,773
General and administrative fees	2,062	2,376
	6,615	7,536

NET INCOME (LOSS)	$ (6,289)	$ (6,285)

Net income (loss) allocated to assignees	$ (6,226)	$ (6,222)

Net income (loss) allocated to general partner	$ (63)	$ (63)

Net income (loss) per BAC	$ (.01)	$ (.01)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 6

	2009	2008

Income
Interest income	$ 290	$ 322
Miscellaneous income	-	3,223
	290	3,545

Share of income from Operating Partnerships(Note D)	-	68,563

Expenses
Professional fees	1,133	1,475
Partnership management fees (Note C)	-	(48,014)
General and administrative expenses	35,747	3,523
	36,880	(43,016)

NET INCOME (LOSS)	$ (36,590)	$ 115,124

Net income (loss) allocated to assignees	$ (36,224)	$ 113,973

Net income (loss) allocated to general partner	$ (366)	$ 1,151

Net income (loss) per BAC	$ (.03)	$ .09

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

	2009	2008

Income
Interest income	$ 7,992	$ 30,545
Miscellaneous income	23,618	49,978
	31,610	80,523

Share of income from Operating Partnerships(Note D)	2,231,750	1,370,907

Expenses
Professional fees	77,892	94,870
Partnership management fees (Note C)	77,214	59,188
General and administrative fees	95,646	72,291
	250,752	226,349

NET INCOME (LOSS)	$ 2,012,608	$ 1,225,081

Net income (loss) allocated to assignees	$ 1,992,482	$ 1,212,831

Net income (loss) allocated to general partner	$ 20,126	$ 12,250

Net income (loss) per BAC	$ .20	$ .12

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 1

	2009	2008

Income
Interest income	$ 122	$ 870
Miscellaneous income	73	-
	195	870

Share of income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	11,464	15,806
Partnership management fees (Note C)	7,459	15,891
General and administrative fees	9,317	10,755
	28,240	42,452

NET INCOME(LOSS)	$ (28,045)	$ (41,582)

Net income (loss) allocated to assignees	$ (27,765)	$ (41,166)

Net income (loss) allocated to general partner	$ (280)	$ (416)

Net income (loss) per BAC	$ (.02)	$ (.03)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 2

	2009	2008

Income
Interest income	$ 2,706	$ 6,153
Miscellaneous income	-	-
	2,706	6,153

Share of income from Operating Partnerships(Note D)	30,203	1,066,415

Expenses
Professional fees	11,155	13,244
Partnership management fees (Note C)	13,364	(21,425)
General and administrative fees	7,641	8,752
	32,160	571

NET INCOME(LOSS)	$ 749	$ 1,071,997

Net income (loss) allocated to assignees	$ 742	$ 1,061,277

Net income (loss) allocated to general partner	$ 7	$ 10,720

Net income (loss) per BAC	$ .00	$ 1.28

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 3

	2009	2008

Income
Interest income	$ 357	$ 1,301
Miscellaneous income	52	37,036
	409	38,337

Share of income from Operating Partnerships(Note D)	62,941	44,558

Expenses
Professional fees	18,558	19,280
Partnership management fees (Note C)	20,677	49,421
General and administrative expenses	16,557	18,889
	55,792	87,590

NET INCOME(LOSS)	$ 7,558	$ (4,695)

Net income (loss) allocated to assignees	$ 7,482	$ (4,648)

Net income (loss) allocated to general partner	$ 76	$ (47)

Net income (loss) per BAC	$ .00	$ (.00)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 4

	2009	2008

Income
Interest income	$ 972	$ 1,425
Miscellaneous income	23,493	12,942
	24,465	14,367

Share of income from Operating Partnerships(Note D)	2,135,958	40,978

Expenses
Professional fees	14,656	18,627
Partnership management fees (Note C)	24,732	37,174
General and administrative fees	14,688	17,035
	54,076	72,836

NET INCOME(LOSS)	$ 2,106,347	$ (17,491)

Net income (loss) allocated to assignees	$ 2,085,284	$ (17,316)

Net income (loss) allocated to general partner	$ 21,063	$ (175)

Net income (loss) per BAC	$ .70	$ (.01)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 5

	2009	2008

Income
Interest income	$ 1,193	$ 5,825
Miscellaneous income	-	-
	1,193	5,825

Share of income from Operating Partnerships(Note D)	2,648	67,673

Expenses
Professional fees	9,682	11,738
Partnership management fees (Note C)	10,982	4,372
General and administrative fees	6,077	6,962
	26,741	23,072

NET INCOME(LOSS)	$ (22,900)	$ 50,426

Net income (loss) allocated to assignees	$ (22,671)	$ 49,922

Net income (loss) allocated to general partner	$ (229)	$ 504

Net income (loss) per BAC	$ (.05)	$ .10

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 6

	2009	2008

Income
Interest income	$ 2,642	$ 14,971
Miscellaneous income	-	-
	2,642	14,971

Share of income from Operating Partnerships(Note D)	-	151,283

Expenses
Professional fees	12,377	16,175
Partnership management fees (Note C)	-	(26,245)
General and administrative expenses	41,366	9,898
	53,743	(172)

NET INCOME(LOSS)	$ (51,101)	$ 166,426

Net income (loss) allocated to assignees	$ (50,590)	$ 164,762

Net income (loss) allocated to general partner	$ (511)	$ 1,664

Net income (loss) per BAC	$ (.04)	$ .13

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2009

(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2009	$(2,061,821)	$ (819,572)	$(2,881,393)

Distributions	(1,303,000)	-	(1,303,000)

Net income (loss)	1,992,482	20,126	2,012,608

Partners' capital (deficit), December 31, 2009	$(1,372,339)	$ (799,446)	$(2,171,785)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2009

(Unaudited)

	Assignees	General Partner	Total
Series 1
Partners' capital (deficit) April 1, 2009	$(2,386,417)	$ (138,078)	$(2,524,495)

Distributions	-	-	-

Net income (loss)	(27,765)	(280)	(28,045)

Partners' capital (deficit), December 31, 2009	$(2,414,182)	$ (138,358)	$(2,552,540)

Series 2
Partners' capital (deficit) April 1, 2009	$ 1,163,709	$ (55,126)	$ 1,108,583

Distributions	-	-	-

Net income (loss)	742	7	749

Partners' capital (deficit), December 31, 2009	$ 1,164,451	$ (55,119)	$ 1,109,332

The accompanying notes are an integral part of these statements.

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2009

(Unaudited)

	Assignees	General Partner	Total
Series 3
Partners' capital (deficit) April 1, 2009	$(2,393,086)	$ (259,342)	$(2,652,428)

Distributions	-	-	-

Net income (loss)	7,482	76	7,558

Partners' capital (deficit), December 31, 2009	$(2,385,604)	$ (259,266)	$(2,644,870)

Series 4
Partners' capital (deficit) April 1, 2009	$ (415,163)	$ (254,863)	$ (670,026)

Distributions	-	-	-

Net income (loss)	2,085,284	21,063	2,106,347

Partners' capital (deficit), December 31, 2009	$ 1,670,121	$ (233,800)	$ 1,436,321

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2009

(Unaudited)

	Assignees	General Partner	Total
Series 5
Partners' capital (deficit) April 1, 2009	$ 539,557	$ (36,685)	$ 502,872

Distributions	-	-	-

Net income (loss)	(22,671)	(229)	(22,900)

Partners' capital (deficit), December 31, 2009	$ 516,886	$ (36,914)	$ 479,972

Series 6
Partners' capital (deficit) April 1, 2009	$ 1,429,579	$ (75,478)	$ 1,354,101

Distributions	(1,303,000)	-	(1,303,000)

Net income (loss)	(50,590)	(511)	(51,101)

Partners' capital (deficit), December 31, 2009	$ 75,989	$ (75,989)	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

	2009	2008
Cash flows from operating activities:

Net Income (Loss)	$ 2,012,608	$ 1,225,081
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(2,231,750)	(1,370,907)
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	13,384	37,888
Increase (Decrease) in accounts payable affiliates	(800,458)	128,480

Net cash (used in) provided by operating activities	(1,006,216)	20,542

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships	2,231,750	1,370,907

Net cash (used in) provided by investing activity	2,231,750	1,370,907

Cash flows from financing activity:

Distributions	(1,303,000)	(28,518)

Net cash (used in) provided by financing activity	(1,303,000)	(28,518)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(77,466)	1,362,931

Cash and cash equivalents, beginning	3,297,198	2,019,542

Cash and cash equivalents, ending	$ 3,219,732	$ 3,382,473

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 1

	2009	2008
Cash flows from operating activities:

Net Income (Loss)	$ (28,045)	$ (41,582)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	-
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	-	(381)
Increase (Decrease) in accounts payable affiliates	20,756	22,866

Net cash (used in) provided by operating activities	(7,289)	(19,097)

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships	-	-

Net cash (used in) provided by investing activity	-	-

Cash flows from financing activity:

Distributions	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,289)	(19,097)

Cash and cash equivalents, beginning	53,723	73,958

Cash and cash equivalents, ending	$ 46,434	$ 54,861

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 2

	2009	2008
Cash flows from operating activities:

Net Income (Loss)	$ 749	$ 1,071,997
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(30,203)	(1,066,415)
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	-	(381)
Increase (Decrease) in accounts payable affiliates	-	5,418

Net cash (used in) provided by operating activities	(29,454)	10,619

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships	30,203	1,066,415

Net cash (used in) provided by investing activity	30,203	1,066,415

Cash flows from financing activity:

Distributions	-	(24,836)

Net cash (used in) provided by financing activity	-	(24,836)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	749	1,052,198

Cash and cash equivalents, beginning	1,108,583	68,416

Cash and cash equivalents, ending	$ 1,109,332	$ 1,120,614

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 3

	2009	2008
Cash flows from operating activities:

Net Income (Loss)	$ 7,558	$ (4,695)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(62,941)	(44,558)
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	-	12,188
Increase (Decrease) in accounts payable affiliates	(15,039)	53,307

Net cash (used in) provided by operating activities	(70,422)	16,242

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships	62,941	44,558

Net cash (used in) provided by investing activity	62,941	44,558

Cash flows from financing activity:

Distributions	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,481)	60,800

Cash and cash equivalents, beginning	140,154	99,323

Cash and cash equivalents, ending	$ 132,673	$ 160,123

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 4

	2009	2008
Cash flows from operating activities:

Net Income (Loss)	$ 2,106,347	$ (17,491)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(2,135,958)	(40,978)
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	15,000	14,619
Increase (Decrease) in accounts payable affiliates	(806,175)	39,688

Net cash (used in) provided by operating activities	(820,786)	(4,162)

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships	2,135,958	40,978

Net cash (used in) provided by investing activity	2,135,958	40,978

Cash flows from financing activity:

Distributions	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,315,172	36,816

Cash and cash equivalents, beginning	136,149	118,328

Cash and cash equivalents, ending	$ 1,451,321	$ 155,144

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 5

	2009	2008
Cash flows from operating activities:

Net Income (Loss)	$ (22,900)	$ 50,426
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(2,648)	(67,673)
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	-	(381)
Increase (Decrease) in accounts payable affiliates	-	3,837

Net cash (used in) provided by operating activities	(25,548)	(13,791)

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships	2,648	67,673

Net cash (used in) provided by investing activity	2,648	67,673

Cash flows from financing activity:

Distributions	-	(3,682)

Net cash (used in) provided by financing activity	-	(3,682)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(22,900)	50,200

Cash and cash equivalents, beginning	502,872	462,710

Cash and cash equivalents, ending	$ 479,972	$ 512,910

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 6

	2009	2008
Cash flows from operating activities:

Net Income (Loss)	$ (51,101)	$ 166,426
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	(151,283)
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	(1,616)	12,224
Increase (Decrease) in accounts payable affiliates	-	3,364

Net cash (used in) provided by operating activities	(52,717)	30,731

Cash flows from investing activity:

Proceeds from sale of operating limited partnerships	-	151,283

Net cash (used in) provided by investing activity	-	151,283

Cash flows from financing activity:

Distributions	(1,303,000)	-

Net cash (used in) provided by financing activity	(1,303,000)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,355,717)	182,014

Cash and cash equivalents, beginning	1,355,717	1,196,807

Cash and cash equivalents, ending	$ -	$ 1,378,821

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS
December 31, 2009

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
December 31, 2009
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of December 31, 2009 and for the nine months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Partnership in acquiring the investments in Operating Partnerships are capitalized to the investment account. The Partnership's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's Annual Report on Form 10-K.

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has entered into several transactions with various affiliates of the general partner of the Partnership, including Boston Capital Holdings LP, Boston Capital Partners, Inc. and Boston Capital Asset Management Limited Partnership.

Accounts payable - affiliates at December 31, 2009 and 2008 represents accrued general and administrative expenses, accrued partnership management fees, and advances from an affiliate of the general partner of the Partnership, which are payable to Boston Capital Holdings LP and Boston Capital Asset Management Limited Partnership.

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2009
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

An annual partnership management fee based on .375 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. Since reporting fees collected by the series were added to reserves and not paid to Boston Capital Asset Management Limited Partnership, the amounts accrued are not net of reporting fees received. The partnership management fees accrued for the quarters ended December 31, 2009 and 2008 are as follows:
	2009	2008

Series 1	$ 5,016	$ 5,016
Series 2	5,418	5,418
Series 3	10,215	17,491
Series 4	6,621	12,592
Series 5	3,837	3,837
Series 6	-	3,364

	$ 31,107	$ 47,718

The partnership management fees paid for the quarters ended December 31, 2009 and 2008 are as follows:
	2009	2008
Series 1	$ -	$ -
Series 2	5,418	-
Series 3	50,000	-
Series 4	626,553	-
Series 5	3,837	-
Series 6	-	-
	$ 685,808	$ -

The partnership management fees paid for the nine months ended December 31, 2009 and 2008 are as follows:
	2009	2008
Series 1	$ -	$ -
Series 2	16,254	20,966
Series 3	50,000	-
Series 4	626,553	-
Series 5	11,511	10,088
Series 6	-	21,769
	$ 704,318	$ 52,823

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2009
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At December 31, 2009 and 2008, the Partnership had limited partnership interests in 19 and 23 Operating Partnerships, respectively, which own operating apartment complexes as follows:

Series	2009	2008
1	4	4
2	1	1
3	10	13
4	3	4
5	1	1
6	-	-
	19	23

Under the terms of the Partnership's investment in each Operating Partnership, the Partnership was required to make capital contributions to the Operating Partnerships. These contributions were payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. At December 31, 2009 and 2008, all capital contributions had been paid.

During the nine months ended December 31, 2009 the Partnership disposed of three of the Operating Partnerships, and received additional proceeds from two Operating Partnerships disposed of in the prior year. A summary of the dispositions by Series for December 31, 2009 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Partnership Proceeds from Disposition	Gain/(Loss) on Disposition
Series 1	-	-	$-	$-
Series 2	-	-	30,203	30,203
Series 3	2	-	62,941	62,941
Series 4	1	-	2,135,958	2,135,958
Series 5	-	-	2,648	2,648
Series 6	-	-	-	-
Total	3	-	$2,231,750	$2,231,750

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
December 31, 2009
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

The Partnership's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the nine months ended September 30, 2009.

The combined unaudited summarized statements of operations of the Operating Partnerships for the nine months ended September 30, 2009 and 2008 are as follows:

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS
December 31, 2009
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months ended September 30,
(Unaudited)

	2009	2008

Revenues
Rental	$ 3,565,274	$ 5,346,775
Interest and other	132,768	221,068

	3,698,042	5,567,843

Expenses
Interest	825,502	881,478
Depreciation and amortization	882,185	1,414,322
Operating expenses	2,740,043	4,138,112
	4,447,730	6,433,912

NET LOSS	$ (749,688)	$ (866,069)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (742,192)	$ (857,409)

Net loss allocated to other Partners	$ (7,496)	$ (8,660)

* Amounts include $742,192 and $857,409 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2009
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months ended September 30,
(Unaudited)

Series 1

	2009	2008

Revenues
Rental	$ 551,851	$ 573,029
Interest and other	23,784	26,777

	575,635	599,806

Expenses
Interest	65,332	71,597
Depreciation and amortization	142,434	156,556
Operating expenses	414,457	477,589
	622,223	705,742

NET LOSS	$ (46,588)	$ (105,936)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (46,122)	$ (104,877)

Net loss allocated to other Partners	$ (466)	$ (1,059)

* Amounts include $46,122 and $104,877 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2009
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months ended September 30,
(Unaudited)

Series 2

	2009	2008

Revenues
Rental	$ 555,291	$ 723,507
Interest and other	29,680	32,863

	584,971	756,370

Expenses
Interest	257,206	199,460
Depreciation and amortization	124,350	155,499
Operating expenses	496,358	680,850
	877,914	1,035,809

NET LOSS	$ (292,943)	$ (279,439)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (290,014)	$ (276,645)

Net loss allocated to other Partners	$ (2,929)	$ (2,794)

* Amounts include $290,014 and $276,645 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2009
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months ended September 30,
(Unaudited)

Series 3
	2009	2008

Revenues
Rental	$ 1,399,809	$ 2,465,263
Interest and other	43,740	113,183

	1,443,549	2,578,446

Expenses
Interest	188,868	255,556
Depreciation and amortization	334,218	603,968
Operating expenses	1,135,009	1,882,913
	1,658,095	2,742,437

NET LOSS	$ (214,546)	$ (163,991)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (212,401)	$ (162,351)

Net loss allocated to other partners	$ (2,145)	$ (1,640)

* Amounts include $212,401 and $162,351 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2009
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months ended September 30,
(Unaudited)

Series 4

	2009	2008

Revenues
Rental	$ 749,482	$ 1,208,510
Interest and other	19,056	30,863

	768,538	1,239,373

Expenses
Interest	171,043	289,757
Depreciation and amortization	212,022	368,486
Operating expenses	418,155	785,400
	801,220	1,443,643

NET LOSS	$ (32,682)	$ (204,270)

Net income loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (32,355)	$ (202,227)

Net loss allocated to other Partners	$ (327)	$ (2,043)

* Amounts include $32,355 and $202,227 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2009
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months ended September 30,
(Unaudited)

Series 5
	2009	2008

Revenues
Rental	$ 308,841	$ 376,466
Interest and other	16,508	17,382

	325,349	393,848

Expenses
Interest	143,053	65,108
Depreciation and amortization	69,161	129,813
Operating expenses	276,064	311,360
	488,278	506,281

NET LOSS	$ (162,929)	$ (112,433)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (161,300)	$ (111,309)

Net loss allocated to other Partners	$ (1,629)	$ (1,124)

* Amounts include $161,300 and $111,309 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2009
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months ended September 30,
(Unaudited)

Series 6
	2009	2008

Revenues
Rental	$ -	$ -
Interest and other	-	-

	-	-

Expenses
Interest	-	-
Depreciation and amortization	-	-
Operating expenses	-	-
	-	-

NET LOSS	$ -	$ -

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ -	$ -

Net loss allocated to other Partners	$ -	$ -

*Amounts include $0, for both 2009 and 2008, of loss not recognized under the equity method of accounting.

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

December 31, 2009
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

NOTE F - PLAN OF LIQUIDATION

On April 27, 2007, BAC holders approved a Plan of Liquidation and Dissolution for the Partnership (the "Plan"). Pursuant to the Plan, the general partner may, without further action by the BAC holders, sell the remaining assets held by the Partnership. It is anticipated that sale of all the apartment complexes will be completed sometime in 2011. However, because of numerous uncertainties, the liquidation may take longer or shorter than expected, and the final liquidating distribution may occur months after all of the apartment complexes have been sold. Because the liquidation of the Partnership was not imminent, as of December 31, 2009, the financial statements are presented assuming the Partnership will continue as a going concern.

NOTE G - SUBSEQUENT EVENT

Events that occur after the balance sheet date but before the financial statements were issued must be evaluated for recognition or disclosure. The effects of subsequent events that provide evidence about conditions that existed at the balance sheet date are recognized in the accompanying financial statements. Subsequent events, which provide evidence about conditions that existed after the balance sheet date, require disclosure in the accompanying notes. Management evaluated the activity of the Partnership through the date the financial statements were issued, which was February 16, 2010, the date of the Partnership's Quarterly Report on Form 10-Q for the period ended December 31, 2009. Management concluded that subsequent events have occurred that require disclosure in the notes to the financial statements as discussed in the following paragraph.

The Partnership has entered into agreements to either sell or transfer interests in one Operating Partnership. The estimated sales price and other terms for the disposition of the Operating Partnership has been determined. The estimated proceeds to be received for this Operating Partnership is $48,000. The estimated gain on sales of the Operating Partnership is $17,000 and the sale is expected to be recognized in the second quarter of fiscal year 2011.

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

The Partnership is currently accruing the annual partnership management fee. Partnership management fees accrued during the quarter ended December 31, 2009 were $31,107 and total partnership management fees accrued as of December 31, 2009 were $4,744,276. During the quarter and the nine months ended December 31, 2009 $685,808 and $704,318, respectively, of accrued partnership management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Partnership receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Partnership's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Partnership. The Partnership is currently unaware of any trends, which would create insufficient liquidity to meet future third party obligations of the Partnership.

As of December 31, 2009, an affiliate of the general partner of the Partnership advanced a total of $632,241 to the Partnership to pay various operating expenses of the Partnership, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. During the nine months ended December 31, 2009 $5,708 was advanced. Below is a summary, by series, of the total advances made to date.
	Nine Months Ended	Total
Series 1	$ 5,708	$158,607
Series 3	-	473,634
	$ 5,708	$632,241

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships. During the nine months ended December 31, 2009 $204,501 from Series 4 was paid to an affiliate of the general partner.

Capital Resources

The Partnership offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on August 29, 1988. The Partnership received and accepted subscriptions for $97,746,940 representing 9,800,600 BACs from investors admitted as BAC Holders in Series 1 through Series 6 of the Partnership. Offers and sales of BACs in Series 1 through Series 6 of the Partnership were completed and the last of the BACs in Series 6 were issued by the Partnership on September 29, 1989. At December 31, 2009 and 2008 the Partnership had limited partnership equity interests in 19 and 23 Operating Partnerships, respectively.

As of December 31, 2009 the Partnership had $3,219,732 remaining in cash and cash equivalents. Below is a table, which provides, by series, the equity raised, number of BACs sold, final date BACs were offered, number of properties acquired, and cash and cash equivalents.

Series	Equity	BACs	Final Close Date	Number of Properties	Proceeds Remaining
1	$12,999,000	1,299,900	12/18/88	4	$ 46,434
2	8,303,000	830,300	03/30/89	1	1,109,332
3	28,822,000	2,882,200	03/14/89	10	132,673
4	29,788,160	2,995,300	07/07/89	3	1,451,321
5	4,899,000	489,900	08/22/89	1	479,972
6	12,935,780	1,303,000	09/29/89	-	-

	$97,746,940	9,800,600		19	$3,219,732

Results of Operations

At December 31, 2009 and 2008 the Partnership held limited partnership interests in 19 and 23 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which initially complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Partnership believes that there is adequate casualty insurance on the properties.

The Partnership incurs an annual partnership management fee to the general partner of the Partnership and/or its affiliates in an amount equal to 0.375% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various partnership management and reporting fees paid by the Operating Partnerships. The partnership management fees incurred and the reporting fees paid by the Operating Partnerships for the three and nine months ended December 31, 2009 are as follows:
	3 Months Management Fee Net of Reporting Fee	3 Months Reporting Fee	9 Months Management Fee Net of Reporting Fee	9 Months Reporting Fee
Series 1	3,756	1,260	7,459	7,589
Series 2	5,302	116	13,364	2,890
Series 3	10,215	-	20,677	14,284
Series 4	6,621	-	24,732	147
Series 5	3,773	64	10,982	529
Series 6	-	-	-	-
	$29,667	$ 1,440	$77,214	$25,439

The Partnership's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested. The Partnership's investments in Operating Partnerships have been made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 1

As of December 31, 2009 and 2008, the average Qualified Occupancy for the series was 100%. The series had a total of four properties at December 31, 2009, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2009 and 2008, Series 1 reflects net loss from Operating Partnerships of $(46,588) and $(105,936), respectively, which includes depreciation and amortization of $142,434 and $156,556, respectively. This is an interim period estimate and it is not indicative of the final year end results.

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

Series 2

As of December 31, 2009 and 2008, the average Qualified Occupancy for the series was 100%. The series had one property at December 31, 2009, which was at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2009 and 2008, Series 2 reflects net loss from Operating Partnerships of $(292,943) and $(279,439), respectively, which includes depreciation and amortization of $124,350 and $155,499, respectively. This is an interim period estimate and it is not indicative of the final year end results.

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

Series 3

As of December 31, 2009 and 2008, the average Qualified Occupancy for the series was 100%. The series had a total of ten properties at December 31, 2009, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2009 and 2008, Series 3 reflects net loss from Operating Partnerships of $(214,546) and $(163,991), respectively, which includes depreciation and amortization of $334,218 and $603,968, respectively. This is an interim period estimate and it is not indicative of the final year end results.

Vassar LDHA LP (Manor Ridge Apartments) is a 32-unit senior property located in Vassar, MI. The property has operated below breakeven since 2007. Because of the operating challenges in 2007 the tax and insurance escrows were underfunded and the 2007 real estate taxes were not paid. In an effort to address the delinquencies, management submitted a two-year workout plan to the lender, Rural Development. The workout plan was approved by Rural Development in May 2008. The primary goal of the workout plan was to pay down delinquent real estate taxes. The secondary goal was to properly fund the tax and insurance escrow account. According to the workout plan, the replacement reserve funding requirement was waived in 2008 which should have allowed the scheduled deposits to be allocated to the funding of the tax and insurance escrow. However, in the fourth quarter of 2008 there was a significant drop in occupancy and management was unable to honor the approved plan. As a result, Rural Development issued a servicing notice on December 23, 2008, which outlined major concerns such as under-funded reserves, unpaid real estate taxes, and underfunded tax and insurance escrows. The letter also gave the Operating Partnership a 15-day deadline to discuss the outlined concerns. Operating deteriorated further in 2009 as occupancy declined and collections increased. The site manager worked hard to improve resident retention by meeting with each resident and identifying their specific needs. Manor Ridge also joined the Chamber of Commerce in an effort to increase awareness of the property in the area. However, because of the area's deteriorating economic condition, efforts to improve physical occupancy and collections proved unsuccessful. In the fourth quarter 2009 physical occupancy dropped to 56% and the property continued to operate below breakeven. Given the operating history and the state of the local economy, the operating general partner believes that the challenges facing the property are insurmountable. Therefore, in the fourth quarter 2009, the operating general partner requested the investment partnership's consent to convey the property to Rural Development in order to avoid mortgage acceleration and foreclosure. The investment general partner consented to the conveyance and anticipates that the transfer of the property to Rural Development will occur in the first quarter of 2010. The operating general partner's operating deficit guarantee is unlimited in time and amount. The Operating Partnership's mortgage payments are current. On December 31, 2003, the 15-year low income housing tax credit compliance period expired. Because the compliance period has expired, the transfer of the property to Rural Development will not result in the recapture of tax credits.

In February 2008, the investment general partner of Mound Plaza, Limited approved an agreement to sell the property and the transaction is anticipated to close in July 2010. The anticipated sales price for the property is $650,546, which includes the outstanding mortgage balance of approximately $602,546 and cash proceeds to the investment limited partnership of $48,000. Of the total proceeds anticipated to be received, $16,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, it is anticipated that $15,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $17,000 are anticipated to be returned to cash reserves held by Series 3. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

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

In July 2009, the investment general partner entered into an agreement to transfer its interest in Fylex Housing Associates to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,330,088 and cash proceeds to the investment limited partner of $40,500. Of the total proceeds received, $5,536 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,500 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $27,464 was returned to cash reserves held by Series 3. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $27,464 as of September 30, 2009.

In July 2009, the investment general partner entered into an agreement to transfer its interest in Willow Street Associates to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,409,733 and cash proceeds to the investment limited partner of $43,000. Of the total proceeds received, $23 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,500 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $35,477 was returned to cash reserves held by Series 3. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $35,477 as of September 30, 2009.

Series 4

As of December 31, 2009 and 2008, the average Qualified Occupancy for the series was 100%. The series had a total of three properties at December 31, 2009, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2009 and 2008, Series 4 reflects net loss from Operating Partnerships of $(32,682) and $(204,270), respectively, which includes depreciation and amortization of $212,022 and $368,486, respectively. This is an interim period estimate and it is not indicative of the final year end results.

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

In April 2009, the investment general partner of Wichita West Housing Associates LP approved an agreement to sell the property and the transaction closed on October 30, 2009. The sales price for the property was $3,516,520, which includes the outstanding mortgage balance of approximately $1,355,624 and cash proceeds to the investment limited partnership of $1,920,958. Of the total proceeds received, $15,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $1,905,958 will be returned to cash reserves held by Series 4. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In December 2009, the investment partnership received additional proceeds for its share of the Operating Partnership's cash and reserves in the amount of $230,000 which was returned to the cash reserves held by Series 4. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $2,135,958 as of December 31, 2009.

Series 5

As of December 31, 2009 and 2008, the average Qualified Occupancy for the series was 100%. The series had one property at December 31, 2009, which was at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2009 and 2008, Series 5 reflects net loss from Operating Partnerships of $(162,929) and $(112,433), respectively, which includes depreciation and amortization of $69,161 and $129,813, respectively. This is an interim period estimate and it is not indicative of the final year end results.

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

Series 6

The series did not have any properties as of December 31, 2009 and 2008. As a result, net loss from Operating Partnerships, which include depreciation and amortization, is $0 for all periods presented.

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

Principal Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), which require the Partnership to make various estimates and assumptions. The following section is a summary of some aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of the Partnership's financial condition and results of operations. The Partnership believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the financial statements.

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

Recent Accounting Changes

In September 2006, the Financial Accounting Standards Board ("FASB") issued GAAP for Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions. In February 2008, the FASB delayed for one year implementation of the guidance as it pertains to certain non-financial assets and liabilities. The Partnership adopted GAAP for Fair Value Measurements effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date was April 1, 2009. The Partnership has determined that adoption of this guidance has no material impact on the Partnership's financial statements.

In February 2007, the FASB issued GAAP for The Fair Value Option for Financial Assets and Financial Liabilities. This guidance permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value election is designed to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. It is effective for fiscal years beginning after November 15, 2007. On April 1, 2008, the Partnership adopted GAAP for The Fair Value Option for Financial Assets and Financial Liabilities and elected not to apply the provisions to its eligible financial assets and financial liabilities on the date of adoption. Accordingly, the initial application of the guidance had no effect on the Partnership.

In June 2006, GAAP for Accounting for Uncertainty in Income Taxes, an interpretation of GAAP for Accounting for Income Taxes, was issued. This requires all taxpayers to analyze all material positions they have taken or plan to take in all tax returns that have been filed or should have been filed with all taxing authorities for all years still subject to challenge by those taxing authorities. If the position taken is "more-likely-than-not" to be sustained by the taxing authority on its technical merits and if there is more than a 50% likelihood that the position would be sustained if challenged and considered by the highest court in the relevant jurisdiction, the tax consequences of that position should be reflected in the taxpayer's GAAP financial statements. Earlier proposed interpretations of GAAP for Accounting for Income Taxes had recommended a "probable" standard for recognition of tax consequences rather than the "more-likely-than-not" standard finally adopted.

Because the Partnership has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes, this guidance does not currently have any impact on the Partnership's financial statements.

In April 2009, the FASB issued GAAP for Interim Disclosures about Fair Value of Financial Instruments.  This requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  It became effective for Boston Capital Tax Credit Fund L.P. as of and for the interim period ended June 30, 2009 and has no impact on the Partnership's financial condition or results of operations.

Recent Accounting Changes - continued

In November 2008, the FASB issued GAAP on Equity Method Investment Accounting Considerations that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee's issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. This guidance is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Partnership adopted the guidance for the interim quarterly period beginning April 1, 2009. The impact of adopting it does not have a material impact on the Partnership's financial condition or results of operations.

In May 2009, the FASB issued GAAP for Subsequent Events. It establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It is effective for Boston Capital Tax Credit Fund L.P. as of and for the interim period ended June 30, 2009, and has no material impact on the Partnership's financial condition or results of operations.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs).  The amended guidance modifies the consolidation model to one based on control and economics, and replaces the current quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE.  Additionally, the amendment requires enhanced and expanded disclosures around VIEs.  This amendment is effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance will not have a material effect on the Partnership's financial statements.

In June 2009, the FASB issued the Accounting Standards Codification (Codification). Effective July 1, 2009, the Codification is the single source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. The Codification is intended to reorganize, rather than change, existing GAAP. Accordingly, all references to currently existing GAAP have been removed and have been replaced with plain English explanations of the Partnership's accounting policies. The adoption of the Codification did not have a material impact on the Partnership's financial position or results of operations.

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

There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

Boston Capital Tax Credit Fund Limited Partnership

	By:	Boston Capital Associates Limited Partnership, General Partner

	By:	BCA Associates Limited Partnership, General Partner

	By:	C&M Management, Inc., General Partner

Date: February 16, 2010	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of
1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

February 16, 2010	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), C&M Management Inc.; Director, President (Principal Executive Officer) BCTC Assignor Corp.

DATE:	SIGNATURE:	TITLE:

February 16, 2010	/s/ Marc N. Teal Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer), C&M Management Inc; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC Assignor Corp.