Form 10-K
period 2010-03-31
BOSTON CAPITAL TAX CREDIT FUND LTD PARTNERSHIP
filed 2010-06-29
CIK 835095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES  EXCHANGE ACT OF 1934.

For the fiscal year ended March 31, 2010

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
FOR THE YEAR ENDED MARCH 31, 2010

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

At March 31, 2010, the Partnership had limited partnership equity interests in nineteen operating partnerships which own operating apartment complexes as follows: four in Series 1; one in Series 2; ten in Series 3; three in Series 4; one in Series 5; and zero in Series 6.  A description of these Operating Partnerships is set forth in Item 2 herein.

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

Item 1B.                  Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Partnership has acquired a limited partnership interest in each of the nineteen Operating Partnerships identified in the following tables.  In each instance the apartment complexes owned by the applicable Operating Partnerships are eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a designated percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as “Qualified Occupancy”.  Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus, as supplemented, or applicable Report on Form 8-K.  The general partner believes that there is adequate casualty insurance on the properties.

Please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed discussion of operational difficulties experienced by certain of the Operating Partnerships.

Boston Capital Tax Credit Fund Limited Partnership - Series 1

PROPERTY PROFILES AS OF MARCH 31, 2010

Property Name	Location	Units	Mortgage Balance As Of 12/31/09	Construction Completion	Qualified Occupancy 3/31/10	Capital Contributed

Country Knoll	Coldwater, MI	32	$897,515	07/89	100%	$202,610

Green Acres Apartments	Yulee, FL	47	1,408,949	08/89	100%	394,500

Westchase Apartments	Three Rivers, MI	32	923,472	07/89	100%	202,610

Wood Creek Manor	Saulte St. Marie, MI	32	924,253	07/89	100%	213,390

Boston Capital Tax Credit Fund Limited Partnership - Series 2

PROPERTY PROFILES AS OF MARCH 31, 2010

Property Name	Location	Units	Mortgage Balance As Of 12/31/09	Construction Completion	Qualified Occupancy 3/31/10	Capital Contributed
Annadale Apartments	Fresno, CA	222	$14,400,029	06/90	100%	$1,736,542

Boston Capital Tax Credit Fund Limited Partnership - Series 3

PROPERTY PROFILES AS OF MARCH 31, 2010

Property Name	Location	Units	Mortgage Balance As Of 12/31/09	Construction Completion	Qualified Occupancy 3/31/10	Capital Contributed

Cruz Bay Apartments	St. John, USVI	20	1,426,085	02/89	100%	285,820

Greenwood Apartments	Owosso, MI	48	1,365,473	08/89	100%	312,090

Jackson Apartments	Jackson, WY	28	1,135,005	07/89	100%	225,000

Lake North Apartments	Lady Lake, FL	36	993,911	01/89	100%	220,780

Maplewood Apartments	Cloquet, MN	24	721,631	04/89	100%	150,800

Mound Plaza Apartments	Moundville, AL	24	595,778	09/89	100%	129,465

Oak Crest Manor II	Brainerd, MN	30	866,968	05/89	100%	168,130

Ripon Apartments	Ripon, WI	24	805,989	07/89	100%	176,260

Sun Village Apartments	Groveland, FL	34	988,242	05/88	100%	211,880

Vassar Apartments	Vassar, MI	32	999,865	11/89	100%	189,596

Boston Capital Tax Credit Fund Limited Partnership - Series 4

PROPERTY PROFILES AS OF MARCH 31, 2010

Property Name	Location	Units	Mortgage Balance As Of 12/31/09	Construction Completion	Qualified Occupancy 3/31/10	Capital Contributed

Ault Apartments	Ault, CO	16	$453,085	07/89	100%	$92,232

Cambria Commons	Cambria, NY	24	1,034,192	07/89	100%	367,600

Meadowcrest Apartments	Southfield, MI	83	2,558,876	10/90	100%	1,055,404

Boston Capital Tax Credit Fund Limited Partnership - Series 5

PROPERTY PROFILES AS OF MARCH 31, 2010

Property Name	Location	Units	Mortgage Balance As Of 12/31/09	Construction Completion	Qualified Occupancy 3/31/10	Capital Contributed
Annadale Apartments	Fresno, CA	222	$14,440,029	06/90	100%	$1,161,810

Boston Capital Tax Credit Fund Limited Partnership - Series 6

PROPERTY PROFILES AS OF MARCH 31, 2010

ALL Properties in Series 6 have been disposed of as of March 31, 2009.

Item 3.            Legal Proceedings

None.

Item 4.            (Removed and Reserved.)

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

As of March 31, 2010, the Partnership has 6,549 registered BAC Holders for an aggregate of 9,800,600 BACs which were offered a subscription price of $10 per BAC.

The BACs were issued in series.  Series 1 had 900 investors holding 1,299,900 BACs; Series 2 had 642 investors holding 830,300 BACs; Series 3 had 2,032 investors holding 2,882,200 BACs; Series 4 had 1,841 investors holding 2,995,300 BACs; Series 5 had 361 investors holding 489,900 BACs; and Series 6 had 773 investors holding 1,303,000 BACs.

(c)           Dividend history and restriction.

The Partnership has made no distributions of net cash flow to its BAC holders from its inception, June 1, 1988, through March 31, 2010. The Partnership made a return of equity distribution to the BAC holders in the amount of $350,003 during the year ended March 31, 1992.  The distribution was the result of certain Operating Partnerships not achieving their projected tax credits.

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

During the year ended March 31, 2010, the Partnership made a return of equity distribution to the Series 6 BAC holders in the amount of $1,303,000.  The distributions were the result of proceeds available from the sale or transfer of one or more Operating Partnerships.

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

Liquidity

The Partnership’s primary source of funds was the proceeds each Offering.  Other sources of liquidity include  (i) interest earned on capital contributions held pending investment or held for working capital reserves and (ii) cash distributions from operations of the Operating Partnerships in which the Partnership has invested.  These sources of liquidity are available to meet the obligations of the Partnership.  The Partnership is currently accruing the annual partnership management fees, which allows each series the ability to pay non-affiliated third party obligations.  During the fiscal year ended March 31, 2010 the Partnership accrued $132,506 in annual partnership management fees.  During the fiscal year ended March 31, 2010 the Partnership paid $718,940 in partnership management fees.  As of March 31, 2010, total partnership management fees accrued were $4,759,507.  Pursuant to the Partnership Agreement, these liabilities will be deferred until the Partnership receives sales or refinancing proceeds from Operating Partnerships which will be used to satisfy these liabilities.

An affiliate of the general partner has advanced $633,793 to the Partnership to pay various third party operating expenses and to make advances and/or loans to Operating Partnerships.  The amounts advanced to two of the six series are as follows: $160,159 to Series 1 and $473,634 to Series 3.  These and any additional advances will be paid, without interest, from available cash flow, reporting fees, or the proceeds of sales or refinancing of the Partnership’s interests in Operating Partnerships.  The Partnership anticipates that as the Operating Partnerships continue to mature, more cash flow and reporting fees will be generated.  Cash flow and reporting fees will be added to the Partnership’s working capital and will be available to meet future third party obligations of the Partnership.  The Partnership is currently pursuing, and will continue to pursue, available cash flow and reporting fees.

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

The net proceeds from the offer and sale of BACs in Series 1 have been used to invest in a total of 20 Operating Partnerships in an aggregate amount of $9,407,952, and the Partnership has completed payment of all installments of its capital contributions.  As of March 31, 2010, sixteen of the properties had been disposed of and four remained.  Series 1 had $44,150 in working capital at March 31, 2010.  Dispositions that occurred in the current fiscal year are disclosed in the Series Results of Operations.

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

The net proceeds of the offer and sale of BACs in Series 2 have been used to invest in a total of 8 Operating Partnerships in an aggregate amount of $6,498,176, and the Partnership has completed payment of all installments of its capital contributions.  As of March 31, 2010, seven of the properties had been disposed of and one remained.  Series 2 had $1,102,415 in working capital at March 31, 2010. Dispositions that occurred in the current fiscal year are disclosed in the Series Results of Operations.

(Series 3).  The Partnership received and accepted subscriptions for $28,822,000, representing 2,882,200 BACs from investors admitted as BAC holders in Series 3.  Offers and sales of BACs in Series 3 were completed and the last of the BACs in Series 3 were issued by the Partnership on March 14, 1989.

The net proceeds of the offer and sale of BACs in Series 3 have been used to invest in a total of 33 Operating Partnerships in an aggregate amount of $21,738,797, and the Partnership has completed payment of all installments of its capital contributions.  As of March 31, 2010, twenty-three of the properties had been disposed of and ten remained.  Series 3 had $127,823 in working capital at March 31, 2010. Dispositions that occurred in the current fiscal year are disclosed in the Series Results of Operations.

(Series 4).  The Partnership commenced offering BACs in Series 4 on March 27, 1989.  The Partnership received and accepted subscriptions for 29,788,160, representing 2,995,300 BACs from investors admitted as BAC holders in Series 4.  Offers and sales of BACs in Series 4 were completed and the last of the BACs in Series 4 were issued by the Partnership on July 7, 1989.

The net proceeds from the offer and sale of BACs in Series 4 have been used to invest in a total of 25 Operating Partnerships in an aggregate amount of $22,934,082, and the Partnership has completed payment of all installments of its capital contributions. As of March 31, 2010, twenty-two of the properties had been disposed of and three remained.   Series 4 had $1,446,635 in working capital at March 31, 2010. Dispositions that occurred in the current fiscal year are disclosed in the Series Results of Operations.

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

The net proceeds of the offer and sale of BACs in Series 5 have been used to invest in a total of 5 Operating Partnerships in an aggregate amount of $3,431,044, and the Partnership has completed payment of all installments of its capital contributions. As of March 31, 2010, four of the properties had been disposed of and one remained.  Series 5 had $474,357 in working capital at March 31, 2010.  Dispositions that occurred in the current fiscal year are disclosed in the Series Results of Operations.

(Series 6).  The Partnership commenced offering BACs in Series 6 on July 18, 1989.  The Partnership received and accepted subscriptions for $12,935,780, representing 1,303,000 BACs from investors admitted as BAC holders in Series 6.  Offers and sales of BACs in Series 6 were completed and the last of the BACs in Series 6 were issued by the Partnership on September 29, 1989.

The net proceeds from the offer and sale of BACs in Series 6 have been used to invest in a total of 15 Operating Partnerships in an aggregate amount of $10,652,631, and the Partnership has completed payment of all installments of its capital contributions. As of March 31, 2010, all fifteen of the properties had been disposed.  Series 6 had $0 in working capital at March 31, 2010. Dispositions that occurred in the current fiscal year are disclosed in the Series Results of Operations.

Results of Operations

The Partnership incurs an annual partnership management fee payable to the general partner and/or its affiliates in an amount equal to 0.375% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various partnership management and reporting fees paid or payable by the Operating Partnerships.  The annual partnership management fee incurred net of reporting fees for the fiscal years ended March 31, 2010 and 2009 was $100,537 and $91,029, respectively.  The amount is anticipated to be lower for subsequent fiscal years as more of the Operating Partnerships begin to pay accrued and annual partnership management and reporting fees.  During the fiscal years ended March 31, 2010 and 2009, the Partnership received $31,969 and $121,589, respectively, in reporting fees from the Operating Partnerships.

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

(Series 1).  As of March 31, 2010 and 2009, the Qualified Occupancy for the Series was 100%.  The Series had a total of 4 properties at March 31, 2010, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2009 and 2008, the Series, in total, generated $(117,852) and $232,468, respectively, in passive tax income (losses) which were passed through to the investors.  As of December 31, 2001 all of the Operating Partnerships in Series 1 had completed their respective credit periods and it is not expected that any additional tax credits will be generated.

For the years ended March 31, 2010 and 2009, the net income (loss) for series 1 was $(36,897), and $(49,499), respectively.  The major components of these amounts are the Partnership’s share of income (losses) from Operating Partnership and the fund management fee. The variances in net income(losses) are due to a decrease in partnership management fees and professional fee expenses in the current year.

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

(Series 2).  As of March 31, 2010 and 2009, the Qualified Occupancy for the series was 100%.  The Series had a total of 1 property at March 31, 2010, which was at 100% Qualified Occupancy.

For the tax years ended December 31, 2009 and 2008, the Series, in total, generated $(191,783) and $2,580,807, respectively, in passive tax income (losses) that were passed through to the investors. As of December 31, 2005 all of the Operating Partnerships in Series 2 had completed their respective credit periods and it is not expected that any additional tax credits will be generated.

For the years ended March 31, 2010 and 2009, the net income (loss) for Series 2 was $(6,168) and $1,065,384, respectively.  The major components of these amounts are the Partnership’s share of income (losses) from Operating Partnership and the fund management fee. The variances in net income (losses) are due to the income (losses) recorded from the dispositions of Operating Partnerships in the prior year.

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

(Series 3).  As of March 31, 2010 and 2009, the Qualified Occupancy for the Series was 100%.  The Series had a total of 10 properties at March 31, 2010, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2009 and 2008, the Series, in total, generated $69,090 and $434,692, respectively, in passive tax income (losses) which were passed through to the investors. As of December 31, 2005 all of the Operating Partnerships in Series 3 had completed their respective credit periods and it is not expected that any additional tax credits will be generated.

For the years ended March 31, 2010 and 2009, the net income (losses) for series 3 was $(7,507) and $(26,916), respectively.  The major components of these amounts are the Partnership’s share of income (losses) from Operating Partnership and the fund management fee. The variances in net income (losses) is due to the income (losses) recorded from the dispositions of Operating Partnerships in the prior year.

Vassar LDHA LP (Manor Ridge Apartments) is a 32-unit senior property located in Vassar, MI. The property has operated below breakeven since 2007.  Because of the operating challenges in 2007 the tax and insurance escrows were underfunded and the 2007 real estate taxes were not paid. In an effort to address the delinquencies, management submitted a two-year workout plan to the lender, Rural Development.  The workout plan was approved by Rural Development in May 2008. The primary goal of the workout plan was to pay down delinquent real estate taxes. The secondary goal was to properly fund the tax and insurance escrow accounts. According to the workout plan, the replacement reserve funding requirement was waived in 2008 which should have allowed the scheduled deposits to be allocated to the funding of the tax and insurance escrows. However, in the fourth quarter of 2008 there was a significant drop in occupancy and management was unable to honor the approved plan.  As a result, Rural Development issued a servicing notice on December 23, 2008, which outlined major concerns such as under-funded reserves, unpaid real estate taxes, and underfunded tax and insurance escrows. The letter also gave the Operating Partnership a 15-day deadline to discuss the outlined concerns.  Operations deteriorated further in 2009 as occupancy declined and collections increased. Physical occupancy dropped to 56% in the fourth quarter 2009.  In the first quarter of 2010, physical occupancy remains at 56% and the property continues to operate below breakeven.  Given the operating history and the condition of the local economy, in the fourth quarter 2009, the operating general partner requested the investment partnership’s consent to convey the property to Rural Development in order to avoid mortgage acceleration and foreclosure.  On February 11, 2010, the investment general partner consented to the conveyance. The transfer of the property is anticipated to occur in the third quarter of 2010.  The operating general partner’s operating deficit guarantee is unlimited in time and amount. The Operating Partnership’s mortgage payments are current. On December 31, 2003, the 15-year low income housing tax credit compliance period expired.  Because the compliance period has expired, the transfer of the property to Rural Development will not result in the recapture of tax credits.

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

(Series 4).  As of March 31, 2010 and 2009, the Qualified Occupancy for the series was 100%.  The Series had a total of 3 properties at March 31, 2010, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2009 and 2008, the Series, in total, generated $1,007,736 and $1,678,591, in passive tax income (losses) which were passed through to the investors.  As of December 31, 2001 all of the Operating Partnerships in Series 4 had completed their respective credit periods and it is not expected that any additional tax credits will be generated.

For the years ended March 31, 2010 and 2009, the net income (loss) for series 4 was $2,101,661 and $(30,821), respectively.  The major components of these amounts are the Partnership’s share of income (losses) from Operating Partnership and the fund management fee. The variances in net income (losses) are due to the income (losses) recorded from the dispositions of Operating Partnerships in the current year.

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

In April 2009, the investment general partner of Wichita West Housing Associates LP approved an agreement to sell the property and the transaction closed on October 30, 2009.  The sales price for the property was $3,516,520, which includes the outstanding mortgage balance of approximately $1,355,624 and cash proceeds to the investment limited partnership of $1,920,958.  Of the total proceeds received, $15,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs.  The remaining proceeds from the sale of $1,905,958 will be returned to cash reserves held by Series 4.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In December 2009, the investment partnership received additional proceeds for its share of the Operating Partnership’s cash and reserves in the amount of $230,000 which was returned to the cash reserves held by Series 4. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $2,135,958 as of December 31, 2009.

(Series 5). As of March 31, 2010 and 2009, the Qualified Occupancy for the Series was 100%.  The Series had a total of 1 property at March 31, 2010, which was at 100% Qualified Occupancy.

For the tax years ended December 31, 2009 and 2008, the Series, in total, generated $(133,411) and $559,717, respectively, in passive tax income (losses) which were passed through to the investors. As of December 31, 2005 all of the Operating Partnerships in Series 5 had completed their respective credit periods and it is not expected that any additional tax credits will be generated.

For the years ended March 31, 2010 and 2009, the net income (loss) for series 5 was $(28,515) and $44,225, respectively.  The major components of these amounts are the Partnership’s share of income (losses) from Operating Partnership and the fund management fee. The variances in net income is due to the income (losses) recorded from the dispositions of Operating Partnerships in the prior year.

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

(Series 6). The Series had a total of 0 properties at March 31, 2010 and 2009.

For the tax year ended December 31, 2009 and 2008, the Series, in total, generated $(63,214) and $3,728,199, respectively, in passive tax income (losses) which were passed through to the investors. As of December 31, 2005 all of the Operating Partnerships in Series 6 had completed their respective credit periods and it is not expected that any additional tax credits will be generated.

For the years ended March 31, 2010 and 2009, the net income (losses) for series 6 was $(51,101) and $157,675, respectively.  The major components of these amounts are the Partnership’s share of income (losses) from Operating Partnership and the fund management fee. The variances in net income is due to the income (losses) recorded from the dispositions of Operating Partnerships in the prior year.

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

In October 2008, the investment general partner of Series 6 and Boston Capital Tax Credit Fund II LP – Series 9, respectively, entered into an agreement to transfer its interest in Hacienda Villa Associates LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $5,943,874 and cash proceeds to the investment limited partnerships of $103,200 and $111,800 to Series 6 and Series 9, respectively.  Of the total proceeds received, $47,520 and $51,480 to Series 6 and Series 9, respectively, represents reporting fees due to an affiliate of the investment partnerships and the balance represents proceeds from the transfer.  Of the remaining proceeds, $12,000 and $13,000 from Series 6 and Series 9, respectively, was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $43,680 and $47,320 were returned to cash reserves held by Series 6 and Series 9, respectively.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $43,680 and $47,320 to Series 6 and Series 9, respectively, as of December 31, 2008.

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

Not Applicable

Off Balance Sheet Arrangements

None.

Principal Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), which require the Partnership to make various estimates and assumptions. The following section is a summary of some aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of the Partnership’s financial condition and results of operations. The Partnership believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the financial statements.

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

Based on this guidance, the Operating Partnerships in which the Partnership invests meet the definition of a VIE. However, management does not consolidate the Partnership’s interests in these VIEs under this guidance, as it is not considered to be the primary beneficiary. The Partnership currently records the amount of its investment in these partnerships as an asset on its balance sheet, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements.

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

Recent Accounting Changes

In June 2006, accounting guidance for Accounting for Uncertainty in Income Taxes, an interpretation of the accounting guidance for Accounting for Income Taxes, was issued. This requires all taxpayers to analyze all material positions they have taken or plan to take in all tax returns that have been filed or should have been filed with all taxing authorities for all years still subject to challenge by those taxing authorities. The Partnership has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Partnership’s federal tax status as a pass-through entity is based on its legal status as a Partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity. The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions, which must be considered for disclosure.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued accounting guidance for Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions. In February 2008, the FASB delayed for one year implementation of the guidance as it pertains to certain non-financial assets and liabilities. The Partnership adopted GAAP for Fair Value Measurements effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date was April 1, 2009. The Partnership has determined that adoption of this guidance has no material impact on the Partnership’s financial statements.

In February 2007, the FASB issued accounting guidance for The Fair Value Option for Financial Assets and Financial Liabilities. This guidance permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value election is designed to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. It is effective for fiscal years beginning after November 15, 2007. On April 1, 2008, the Partnership adopted GAAP for The Fair Value Option for Financial Assets and Financial Liabilities and elected not to apply the provisions to its eligible financial assets and financial liabilities on the date of adoption. Accordingly, the initial application of the guidance had no effect on the Partnership.

In November 2008, the FASB issued accounting guidance on Equity Method Investment Accounting Considerations that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee’s issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. This guidance is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Partnership adopted the guidance for the interim quarterly period beginning April 1, 2009. The impact of adopting it does not have a material impact on the Partnership’s financial condition or results of operations.

Recent Accounting Changes - continued

In April 2009, the FASB issued accounting guidance for Interim Disclosures about Fair Value of Financial Instruments.  This requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  It became effective for Boston Capital Tax Credit Fund L.P. as of and for the interim period ended June 30, 2009 and has no impact on the Partnership’s financial condition or results of operations.

In May 2009, the FASB issued guidance regarding subsequent events, which was subsequently updated in February 2010. This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and was therefore adopted by the Partnership for the quarter ended June 30, 2009. The adoption did not have a significant impact on the subsequent events that the Partnership reports, either through recognition or disclosure, in the financial statements. In February 2010, the FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current SEC guidance. This amendment was effective immediately and therefore the Partnership did not include the disclosure in this Form 10-K.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs).  The amended guidance modifies the consolidation model to one based on control and economics, and replaces the current quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE.  Additionally, the amendment requires enhanced and expanded disclosures around VIEs.  This amendment is effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance on April 1, 2010 is not expected to have a material effect on the Partnership’s financial statements.

Recent Accounting Changes - continued

In June 2009, the FASB issued the Accounting Standards Codification (Codification). Effective July 1, 2009, the Codification is the single source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. The Codification is intended to reorganize, rather than change, existing GAAP. Accordingly, all references to currently existing GAAP have been removed and have been replaced with plain English explanations of the Partnership’s accounting policies. The adoption of the Codification did not have a material impact on the Partnership’s financial position or results of operations.

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

The Partnership’s general partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of Boston Capital Associates LP, assessed the effectiveness of the Partnership’s internal controls and procedures over financial reporting as of March 31, 2010. In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this assessment, management believes that, as of March 31, 2010, the Partnership’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

	(c)	Changes in Internal Controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

John P. Manning, age 61, is co-founder, and since 1974 has been the President and Chief Executive Officer, of Boston Capital Corporation. As co-founder and CEO of Boston Capital, Mr. Manning’s primary responsibilities include strategic planning, business development and the continued oversight of new opportunities. In addition to his responsibilities at Boston Capital Corporation, Mr. Manning is a proactive leader in the multifamily real estate industry. He served in 1990 as a member of the Mitchell-Danforth Task Force, which reviewed and suggested reforms to the Low Income Housing Tax Credit program. He was the founding President of the Affordable Housing Tax Credit Coalition and is a former member of the board of the National Leased Housing Association. During the 1980s, he served as a member of the Massachusetts Housing Policy Committee as an appointee of the Governor of Massachusetts. In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee on the critical role of the private sector in the success of the Low Income Housing Tax Credit. In 1996, President Clinton appointed him to the President’s Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts. In 1998, President Clinton appointed Mr. Manning to the President’s Export Council, the premiere committee comprised of major corporate CEOs that advise the President on matters of foreign trade and commerce. In 2003, he was appointed by Boston Mayor Tom Menino to the Mayors Advisory Panel on Housing. Mr. Manning sits on the Board of Directors of the John F. Kennedy Presidential Library in Boston where he serves as Chairman of the Distinguished Visitors Program. He is also on the Board of Directors of the Beth Israel Deaconess Medical Center in Boston. Mr. Manning is a graduate of Boston College.

Mr. Manning is the managing member of Boston Associates. Mr. Manning is also the principal of Boston Capital Corporation. While Boston Capital is not a direct subsidiary of Boston Capital Corporation, it is under the common control of Mr. Manning.

Jeffrey H. Goldstein, age 48, is Chief Operating Officer and has been the Director of Real Estate of Boston Capital Corporation since 1996. He directs Boston Capital Corporation’s comprehensive real estate services, which include all aspects of origination, underwriting, due diligence and acquisition. As COO, Mr. Goldstein is responsible for the financial and operational areas of Boston Capital Corporation and assists in the design and implementation of business development and strategic planning objectives. Mr. Goldstein previously served as the Director of the Asset Management division as well as the head of the dispositions and troubled assets group. Utilizing his 16 years experience in the real estate syndication and development industry, Mr. Goldstein has been instrumental in the diversification and expansion of Boston Capital Corporation’s businesses. Prior to joining Boston Capital Corporation in 1990, Mr. Goldstein was Manager of Finance for A.J. Lane & Co., where he was responsible for placing debt on all new construction projects and debt structure for existing apartment properties. Prior to that, he served as Manager for Homeowner Financial Services, a financial consulting firm for residential and commercial properties, and worked as an analyst responsible for budgeting and forecasting for the New York City Council Finance Division. He graduated from the University of Colorado and received his MBA from Northeastern University.

Kevin P. Costello, age 63, is Executive Vice President and has been the Director of Institutional Investing of Boston Capital Corporation since 1992 and serves on the firm’s Executive Committee. He is responsible for all corporate investment activity and has spent over 20 years in the real estate syndication and investment business. Mr. Costello’s prior responsibilities at Boston Capital Corporation have involved the management of the Acquisitions Department and the structuring and distribution of conventional and tax credit private placements. Prior to joining Boston Capital Corporation in 1987, he held positions with First Winthrop, Reynolds Securities and Bache & Company. Mr. Costello graduated from Stonehill College and received his MBA with honors from Rutgers’ Graduate School of Business Administration.

Marc N. Teal, age 46, has been Chief Financial Officer of Boston Capital Corporation since May 2003. Mr. Teal previously served as Senior Vice President and Director of Accounting and prior to that served as Vice President of Partnership Accounting. He has been with Boston Capital Corporation since 1990. In his current role as CFO he oversees all of the accounting, financial reporting, SEC reporting, budgeting, audit, tax and compliance for Boston Capital Corporation, its affiliated entities and all Boston Capital Corporation’s sponsored programs. Additionally, Mr. Teal is responsible for maintaining all banking and borrowing relationships of Boston Capital Corporation and treasury management of all working capital reserves. He also oversees Boston Capital Corporation’s information and technology areas, including the strategic planning for Boston Capital Corporation and its affiliaties. Prior to joining Boston Capital Corporation in 1990, Mr. Teal was a Senior Accountant for Cabot, Cabot & Forbes, a multifaceted real estate company, and prior to that was a Senior Accountant for Liberty Real Estate Corp. He received a Bachelor of Science Accountancy from Bentley College and a Masters in Finance from Suffolk University.

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

(a), (b), (c), (d) and (e)

The Partnership has no officers or directors, and no compensation committee. However, under the terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Partnership, the Partnership has paid or accrued obligations to the general partner and its affiliates for the following fees during the 2010 fiscal year:

1. An annual partnership management fee based on 0.375% of the aggregate cost of all apartment complexes acquired by the Operating Partnerships has been accrued as payable to Boston Capital Asset Management Limited Partnership. The annual partnership management fee accrued during the year ended March 31, 2010 was $132,506. Accrued fees are payable without interest as sufficient funds become available.

2. The Partnership has reimbursed affiliates of the general partner a total of $45,125 for amounts charged to operations during the year ended March 31, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

(a)	Security ownership of certain beneficial owners.

As of March 31, 2010, 9,800,600 BACs had been issued. The following Series are known to have four investors, with holdings in excess of 5% of the total outstanding BACs in the series.

1. Summit Venture

P.O. Box 47638

Phoenix, AZ 85068

Series	% of BACs held
Series 3	10.41%
Series 4	11.06%
Series 5	9.25%

2. Moore Wallace North America, Inc

111 South Wacker Drive

Chicago, IL 60606

Series	% of BACs held
Series 4	6.92%

3. Helen Zucker

1754 E 22nd Street

Brooklyn, NY 11229

Series	% of BACs held
Series 6	16.73%

4. Norway Savings Bank

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

The Partnership has no compensation plans under which interests in the Partnership are authorized for issuance.

Item 13.	Certain Relationships and Related Transactions and Director Independence

(a) Transactions with related persons

The Partnership has no officers or directors. However, under the terms of the Offering, various kinds of compensation and fees are payable to the general partner and its affiliates during the organization and operation of the Partnership. Additionally, the general partner will receive distributions from the Partnership if there is cash available for distribution or residual proceeds as defined in the Partnership Agreement. The amounts and kinds of compensation and fees are described in the Prospectus under the caption “Compensation and Fees”, which is incorporated herein by reference. See Note B of Notes to Financial Statements in Item 15 of this Annual Report on Form  10-K for amounts accrued or paid to the general partner and its affiliates during the period from April 1, 1996 through March 31, 2010.

(b)           Review, Approval, or Ratification of transaction with related person.

The Partnership response to Item 13(a) is incorporated herein by reference.

(c)           Promoters and certain control persons.

Not applicable.

(d)                                 Independence

The Partnership has no directors.

Item 14.          Principal Accountant Fees and Services

Fees paid to the Partnership’s independent auditors for fiscal year 2010 were comprised of the following:

Fee Type	Ser. 1	Ser. 2	Ser. 3	Ser. 4	Ser. 5	Ser. 6
Audit Fees	$8,275	$8,275	$12,025	$9,400	$7,525	$8,125

Audit Related Fees

Tax Fees	3,335	3,335	5,235	3,905	2,955	3,715

All Other Fees	—	—	—	—	—	—

Total	$11,610	$11,610	$17,260	$13,305	$10,480	$11,840

Fees paid to the Partnership’s independent auditors for fiscal year 2009 were comprised of the following:

Fee Type	Ser. 1	Ser. 2	Ser. 3	Ser. 4	Ser. 5	Ser. 6
Audit Fees	$12,095	$10,145	$13,237	$14,317	$8,927	$12,097

Audit Related Fees

Tax Fees	4,241	3,540	6,272	4,606	3,268	4,008

All Other Fees	—	—	—	—	—	—

Total	$16,336	$13,685	$19,509	$18,923	$12,195	$16,105

Audit Committee

The Partnership has no Audit Committee.  All audit services and any permitted non-audit services performed by the Partnership’s independent auditors are pre-approved by C&M Management, Inc.

PART IV

Item 15.          Exhibits and Financial Statement Schedules

(a)   1.     Financial Statements

Boston Capital Tax Credit Fund Limited Partnership

Filed herein as Exhibit 13

Balance Sheets, March 31, 2010 and 2009

Statements of Operations, Years ended March 31, 2010 and 2009

Statements of Changes in Partners’ Capital (Deficit), Years ended March 31, 2010 and 2009

Statements of Cash Flows, Years ended March 31, 2010 and 2009

Notes to Financial Statements, Years ended March 31, 2010 and 2009

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

Boston Capital Tax Credit Fund Limited Partnership

	By:	Boston Capital Associates Limited Partnership,
General Partner

	By:	BCA Associates Limited Partnership,
General Partner

	By:	C&M Management, Inc.,
General Partner

Date: June 29, 2010	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

June 29, 2010	/s/ John P. Manning	Director, President (Principal Executive
	John P. Manning	Officer), C&M Management Inc.; Director, President (Principal Executive Officer) BCTC Assignor Corp.

DATE:	SIGNATURE:	TITLE:

June 29, 2010	/s/ Marc N. Teal	Chief Financial Officer (Principal
	Marc N. Teal	Financial and Accounting Officer), C&M Management Inc; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC Assignor Corp.