Form 10-Q
period 2010-06-30
BOSTON CAPITAL TAX CREDIT FUND LTD PARTNERSHIP
filed 2010-08-16
CIK 835095

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended June 30, 2010

                                             or

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
FOR THE QUARTER ENDED JUNE 30, 2010

TABLE OF CONTENTS
FOR THE QUARTER ENDED JUNE 30, 2010

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
FOR THE QUARTER ENDED JUNE 30, 2010

TABLE OF CONTENTS (CONTINUED)

Notes to Financial Statements 29

Note A Organization 29

Note B Accounting *

Note C Related Party Transactions 31

Note D Investments 32

COMBINED STATEMENTS OF OPERATION 34

Combined Statements Series 1 35

Combined Statements Series 2 36

Combined Statements Series 3 37

Combined Statements Series 4 38

Combined Statements Series 5 39

Combined Statements Series 6 40

Note E Taxable Loss 41

Note F Plan of Liquidation 41

Item 2. Management's Discussion and Analysis of Financial Condition and

Results of Operations 42

Liquidity 42

Capital Resources 43

Results of Operations 44

Principal Accounting Policies 50

Recent Accounting Changes 51

Item 3. Quantitative and Qualitative Disclosures About Market Risk 53

Item 4T. Controls and Procedures 53

Part II Other Information 54

Item 1. Legal Proceedings 54

Item 1A. Risk Factors 54

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds 54

Item 3. Defaults Upon Senior Securities 54

Item 4. (Removed and Reserved) 54

Item 5. Other Information 54

Item 6. Exhibits 54

Signatures 55

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

	June 30, 2010 (Unaudited)	March 31, 2010 (Audited)
ASSETS
Cash and cash equivalents	$ 3,160,424	$ 3,195,380

	$ 3,160,424	$ 3,195,380

LIABILITIES

Accounts payable	$ 15,000	$ 15,000
Accounts payable affiliates (note C)	5,409,628	5,393,300

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 9,800,600 issued and outstanding	(1,463,834)	(1,413,063)
General Partner	(800,370)	(799,857)
	(2,264,204)	(2,212,920)
	$ 3,160,424	$ 3,195,380

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 1

	June 30, 2010 (Unaudited)	March 31, 2010 (Audited)
ASSETS
Cash and cash equivalents	$ 45,619	$ 44,150

	$ 45,619	$ 44,150

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	2,611,655	2,605,542

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 1,299,900 issued and outstanding	(2,427,543)	(2,422,945)
General Partner	(138,493)	(138,447)
	(2,566,036)	(2,561,392)
	$ 45,619	$ 44,150

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 2

	June 30, 2010 (Unaudited)	March 31, 2010 (Audited)
ASSETS
Cash and cash equivalents	$ 1,098,762	$ 1,102,415

	$ 1,098,762	$ 1,102,415

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 830,300 issued and outstanding	1,153,987	1,157,603
General Partner	(55,225)	(55,188)
	1,098,762	1,102,415
	$ 1,098,762	$ 1,102,415

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 3

	June 30, 2010 (Unaudited)	March 31, 2010 (Audited)
ASSETS
Cash and cash equivalents	$ 226,647	$ 127,823

	$ 226,647	$ 127,823

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	2,797,973	2,787,758

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 2,882,200 issued and outstanding	(2,312,795)	(2,400,518)
General Partner	(258,531)	(259,417)
	(2,571,326)	(2,659,935)
	$ 226,647	$ 127,823

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 4

	June 30, 2010 (Unaudited)	March 31, 2010 (Audited)
ASSETS
Cash and cash equivalents	$ 1,319,112	$ 1,446,635

	$ 1,319,112	$ 1,446,635

LIABILITIES

Accounts payable	$ 15,000	$ 15,000
Accounts payable affiliates (note C)	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 2,995,300 issued and outstanding	1,539,233	1,665,481
General Partner	(235,121)	(233,846)
	1,304,112	1,431,635
	$ 1,319,112	$ 1,446,635

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 5

	June 30, 2010 (Unaudited)	March 31, 2010 (Audited)
ASSETS
Cash and cash equivalents	$ 470,284	$ 474,357

	$ 470,284	$ 474,357

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 489,900 issued and outstanding	507,295	511,327
General Partner	(37,011)	(36,970)
	470,284	474,357
	$ 470,284	$ 474,357

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

BALANCE SHEETS

Series 6

	June 30, 2010 (Unaudited)	March 31, 2010 (Audited)
ASSETS
Cash and cash equivalents	$ -	$ -

	$ -	$ -

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 1,303,000 issued and outstanding	75,989	75,989
General Partner	(75,989)	(75,989)
	-	-
	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

	2010	2009

Income
Interest income	$ 6,521	$ 2,869
Miscellaneous income	96,692	989
	103,213	3,858

Share of income from Operating Partnerships(Note D)	7,183	32,851

Expenses
Professional fees	1,949	15,916
Partnership management fees (Note C)	22,104	23,236
General and administrative fees	7,704	15,230
	31,757	54,382

NET INCOME (LOSS)	$ 78,639	$ (17,673)

Net income (loss) allocated to assignees	$ 77,853	$ (17,496)

Net income (loss) allocated to general partner	$ 786	$ (177)

Net income (loss) per BAC	$ .01	$ (.00)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 1

	2010	2009

Income
Interest income	$ 100	$ 45
Miscellaneous income	-	73
	100	118

Share of income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	158	2,344
Partnership management fees (Note C)	3,016	(1,313)
General and administrative fees	1,570	2,209
	4,744	3,240

NET INCOME (LOSS)	$ (4,644)	$ (3,122)

Net income (loss) allocated to assignees	$ (4,598)	$ (3,091)

Net income (loss) allocated to general partner	$ (46)	$ (31)

Net income (loss) per BAC	$ (.00)	$ (.00)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 2

	2010	2009

Income
Interest income	$ 2,331	$ 971
Miscellaneous income	-	-
	2,331	971

Share of income from Operating Partnerships(Note D)	-	30,203

Expenses
Professional fees	244	2,344
Partnership management fees (Note C)	4,297	2,933
General and administrative fees	1,443	1,941
	5,984	7,218

NET INCOME (LOSS)	$ (3,653)	$ 23,956

Net income (loss) allocated to assignees	$ (3,616)	$ 23,716

Net income (loss) allocated to general partner	$ (37)	$ 240

Net income (loss) per BAC	$ (.00)	$ .03

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 3

	2010	2009

Income
Interest income	$ 301	$ 121
Miscellaneous income	96,692	-
	96,993	121

Share of income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	450	3,769
Partnership management fees (Note C)	5,715	9,102
General and administrative expenses	2,219	4,017
	8,384	16,888

NET INCOME (LOSS)	$ 88,609	$ (16,767)

Net income (loss) allocated to assignees	$ 87,723	$ (16,599)

Net income (loss) allocated to general partner	$ 886	$ (168)

Net income (loss) per BAC	$ .03	$ (.01)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 4

	2010	2009

Income
Interest income	$ 2,787	$ 116
Miscellaneous income	-	916
	2,787	1,032

Share of income from Operating Partnerships(Note D)	7,183	-

Expenses
Professional fees	1,020	2,771
Partnership management fees (Note C)	5,367	8,982
General and administrative fees	1,183	3,448
	7,570	15,201

NET INCOME (LOSS)	$ 2,400	$ (14,169)

Net income (loss) allocated to assignees	$ 2,376	$ (14,027)

Net income (loss) allocated to general partner	$ 24	$ (142)

Net income (loss) per BAC	$ .00	$ (.00)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 5

	2010	2009

Income
Interest income	$ 1,002	$ 436
Miscellaneous income	-	-
	1,002	436

Share of income from Operating Partnerships(Note D)	-	2,648

Expenses
Professional fees	77	2,059
Partnership management fees (Note C)	3,709	3,532
General and administrative fees	1,289	1,576
	5,075	7,167

NET INCOME (LOSS)	$ (4,073)	$ (4,083)

Net income (loss) allocated to assignees	$ (4,032)	$ (4,042)

Net income (loss) allocated to general partner	$ (41)	$ (41)

Net income (loss) per BAC	$ (.01)	$ (.01)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 6

	2010	2009

Income
Interest income	$ -	$ 1,180
Miscellaneous income	-	-
	-	1,180

Share of income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	-	2,629
Partnership management fees (Note C)	-	-
General and administrative expenses	-	2,039
	-	4,668

NET INCOME (LOSS)	$ -	$ (3,488)

Net income (loss) allocated to assignees	$ -	$ (3,453)

Net income (loss) allocated to general partner	$ -	$ (35)

Net income (loss) per BAC	$ -	$ (.00)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2010

(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2010	$(1,413,063)	$ (799,857)	$(2,212,920)

Distributions	(128,624)	(1,299)	(129,923)

Net income (loss)	77,853	786	78,639

Partners' capital (deficit), June 30, 2010	$(1,463,834)	$ (800,370)	$(2,264,204)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2010

(Unaudited)

	Assignees	General Partner	Total
Series 1
Partners' capital (deficit) April 1, 2010	$(2,422,945)	$ (138,447)	$(2,561,392)

Distributions	-	-	-

Net income (loss)	(4,598)	(46)	(4,644)

Partners' capital (deficit), June 30, 2010	$(2,427,543)	$ (138,493)	$(2,566,036)

Series 2
Partners' capital (deficit) April 1, 2010	$ 1,157,603	$ (55,188)	$ 1,102,415

Distributions	-	-	-

Net income (loss)	(3,616)	(37)	(3,653)

Partners' capital (deficit), June 30, 2010	$ 1,153,987	$ (55,225)	$ 1,098,762

The accompanying notes are an integral part of these statements.

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2010

(Unaudited)

	Assignees	General Partner	Total
Series 3
Partners' capital (deficit) April 1, 2010	$(2,400,518)	$ (259,417)	$(2,659,935)

Distributions	-	-	-

Net income (loss)	87,723	886	88,609

Partners' capital (deficit), June 30, 2010	$(2,312,795)	$ (258,531)	$(2,571,326)

Series 4
Partners' capital (deficit) April 1, 2010	$ 1,665,481	$ (233,846)	$ 1,431,635

Distributions	(128,624)	(1,299)	(129,923)

Net income (loss)	2,376	24	2,400

Partners' capital (deficit), June 30, 2010	$ 1,539,233	$ (235,121)	$ 1,304,112

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2010

(Unaudited)

	Assignees	General Partner	Total
Series 5
Partners' capital (deficit) April 1, 2010	$ 511,327	$ (36,970)	$ 474,357

Distributions	-	-	-

Net income (loss)	(4,032)	(41)	(4,073)

Partners' capital (deficit), June 30, 2010	$ 507,295	$ (37,011)	$ 470,284

Series 6
Partners' capital (deficit) April 1, 2010	$ 75,989	$ (75,989)	$ -

Distributions	-	-	-

Net income (loss)	-	-	-

Partners' capital (deficit), June 30, 2010	$ 75,989	$ (75,989)	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

	2010	2009
Cash flows from operating activities:

Net Income (loss)	$ 78,639	$ (17,673)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(7,183)	(32,851)
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	-	(1,616)
Increase (Decrease) in accounts payable affiliates	16,328	28,934

Net cash (used in) provided by operating activities	87,784	(23,206)

Cash flows from investing activity:

Proceeds from disposition of operating limited partnerships	7,183	32,851

Net cash (used in) provided by investing activity	7,183	32,851

Cash flows from financing activity:

Distributions	(129,923)	_______-

Net cash (used in) provided by financing activity	(129,923)	_______-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(34,956)	9,645

Cash and cash equivalents, beginning	3,195,380	3,297,198

Cash and cash equivalents, ending	$ 3,160,424	$ 3,306,843

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 1

	2010	2009
Cash flows from operating activities:

Net Income (loss)	$ (4,644)	$ (3,122)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	-
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	-	-
Increase (Decrease) in accounts payable affiliates	6,113	6,353

Net cash (used in) provided by operating activities	1,469	3,231

Cash flows from investing activity:

Proceeds from disposition of operating limited partnerships	-	-

Net cash (used in) provided by investing activity	-	-

Cash flows from financing activity:

Distributions	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,469	3,231

Cash and cash equivalents, beginning	44,150	53,723

Cash and cash equivalents, ending	$ 45,619	$ 56,954

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 2

	2010	2009
Cash flows from operating activities:

Net Income (loss)	$ (3,653)	$ 23,956
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	(30,203)
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	-	-
Increase (Decrease) in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(3,653)	(6,247)

Cash flows from investing activity:

Proceeds from disposition of operating limited partnerships	-	30,203

Net cash (used in) provided by investing activity	-	30,203

Cash flows from financing activity:

Distributions	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,653)	23,956

Cash and cash equivalents, beginning	1,102,415	1,108,583

Cash and cash equivalents, ending	$ 1,098,762	$ 1,132,539

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 3

	2010	2009
Cash flows from operating activities:

Net Income (loss)	$ 88,609	$ (16,767)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	-
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	-	-
Increase (Decrease) in accounts payable affiliates	10,215	13,452

Net cash (used in) provided by operating activities	98,824	(3,315)

Cash flows from investing activity:

Proceeds from disposition of operating limited partnerships	-	-

Net cash (used in) provided by investing activity	-	-

Cash flows from financing activity:

Distributions	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	98,824	(3,315)

Cash and cash equivalents, beginning	127,823	140,154

Cash and cash equivalents, ending	$ 226,647	$ 136,839

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 4

	2010	2009
Cash flows from operating activities:

Net Income (loss)	$ 2,400	$ (14,169)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(7,183)	-
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	-	-
Increase (Decrease) in accounts payable affiliates	-	9,129

Net cash (used in) provided by operating activities	(4,783)	(5,040)

Cash flows from investing activity:

Proceeds from disposition of operating limited partnerships	7,183	-

Net cash (used in) provided by investing activity	7,183	-

Cash flows from financing activity:

Distributions	(129,923)	-

Net cash (used in) provided by financing activity	(129,923)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(127,523)	(5,040)

Cash and cash equivalents, beginning	1,446,635	136,149

Cash and cash equivalents, ending	$ 1,319,112	$ 131,109

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 5

	2010	2009
Cash flows from operating activities:

Net Income (loss)	$ (4,073)	$ (4,083)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	(2,648)
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	-	-
Increase (Decrease) in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(4,073)	(6,731)

Cash flows from investing activity:

Proceeds from disposition of operating limited partnerships	-	2,648

Net cash (used in) provided by investing activity	-	2,648

Cash flows from financing activity:

Distributions	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,073)	(4,083)

Cash and cash equivalents, beginning	474,357	502,872

Cash and cash equivalents, ending	$ 470,284	$ 498,789

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 6

	2010	2009
Cash flows from operating activities:

Net Income (loss)	$ -	$ (3,488)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	-
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	-	(1,616)
Increase (Decrease) in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	-	(5,104)

Cash flows from investing activity:

Proceeds from disposition of operating limited partnerships	-	-

Net cash (used in) provided by investing activity	-	-

Cash flows from financing activity:

Distributions	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	(5,104)

Cash and cash equivalents, beginning	-	1,355,717

Cash and cash equivalents, ending	$ -	$ 1,350,613

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS
June 30, 2010

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
June 30, 2010
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of June 30, 2010 have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Partnership in acquiring the investments in Operating Partnerships are capitalized to the investment account. The Partnership's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's Annual Report on Form 10-K.

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has entered into several transactions with various affiliates of the general partner of the Partnership, including Boston Capital Holdings LP, Boston Capital Partners, Inc. and Boston Capital Asset Management Limited Partnership.

Accounts payable - affiliates at June 30, 2010 and 2009 represents accrued general and administrative expenses, accrued partnership management fees, and advances from an affiliate of the general partner of the Partnership, which are payable to Boston Capital Holdings LP and Boston Capital Asset Management Limited Partnership.

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2010
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

An annual partnership management fee based on .375 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. Since reporting fees collected by the series were added to reserves and not paid to Boston Capital Asset Management Limited Partnership, the amounts accrued are not net of reporting fees received. The partnership management fees accrued for the quarters ended June 30, 2010 and 2009 are as follows:
	2010	2009

Series 1	$ 5,016	$ 5,016
Series 2	5,418	5,418
Series 3	10,215	13,452
Series 4	5,367	9,129
Series 5	3,837	3,837
Series 6	-	-
	$ 29,853	$ 36,852

The partnership management fees paid for the quarters ended June 30, 2010 and 2009 are as follows:
	2010	2009
Series 1	$ -	$ -
Series 2	5,418	5,418
Series 3	-	-
Series 4	5,367	-
Series 5	3,837	3,837
Series 6	-	-
	$ 14,622	$ 9,255

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At June 30, 2010 and 2009, the Partnership had limited partnership interests in 19 and 22 Operating Partnerships, respectively, which own operating apartment complexes as follows:

Series	2010	2009
1	4	4
2	1	1
3	10	12
4	3	4
5	1	1
6	-	-
	19	22

Under the terms of the Partnership's investment in each Operating Partnership, the Partnership was required to make capital contributions to the Operating Partnerships. These contributions were payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. At June 30, 2010 and 2009, all capital contributions had been paid.

During the three months ended June 30, 2010 the Partnership did not dispose of any of the Operating Partnerships, but did receive additional proceeds from one Operating Partnership disposed of in the prior year. A summary of the dispositions by Series for June 30, 2010 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Partnership Proceeds from Disposition	Gain/(Loss) on Disposition
Series 1	-	-	$-	$-
Series 2	-	-	-	-
Series 3	-	-	-	-
Series 4	-	-	7,183	7,183
Series 5	-	-	-	-
Series 6	-	-	-	-
Total	-	-	$7,183	$7,183

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
June 30, 2010
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

The Partnership's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the three months ended March 31, 2010.

The combined unaudited summarized statements of operations of the Operating Partnerships for the three months ended March 31, 2010 and 2009 are as follows:

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months ended March 31,
(Unaudited)

	2010	2009

Revenues
Rental	$ 1,013,005	$ 1,318,009
Interest and other	40,440	46,751

	1,053,445	1,364,760

Expenses
Interest	253,090	291,250
Depreciation and amortization	277,163	327,323
Operating expenses	821,914	1,103,843
	1,352,167	1,722,416

NET LOSS	$ (298,722)	$ (357,656)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (295,734)	$ (354,080)

Net loss allocated to other Partners	$ (2,988)	$ (3,576)

* Amounts include $295,734 and $354,080 for 2010 and 2009, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months ended March 31,
(Unaudited)

Series 1

	2010	2009

Revenues
Rental	$ 190,312	$ 184,420
Interest and other	7,116	7,948

	197,428	192,368

Expenses
Interest	24,258	21,855
Depreciation and amortization	50,886	47,420
Operating expenses	156,366	163,009
	231,510	232,284

NET LOSS	$ (34,082)	$ (39,916)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (33,741)	$ (39,517)

Net loss allocated to other Partners	$ (341)	$ (399)

* Amounts include $33,741 and $39,517 for 2010 and 2009, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months ended March 31,
(Unaudited)

Series 2

	2010	2009

Revenues
Rental	$ 166,682	$ 188,260
Interest and other	10,922	11,171

	177,604	199,431

Expenses
Interest	89,297	85,735
Depreciation and amortization	41,468	41,450
Operating expenses	170,670	169,747
	301,435	296,932

NET LOSS	$ (123,831)	$ (97,501)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (122,593)	$ (96,526)

Net loss allocated to other Partners	$ (1,238)	$ (975)

* Amounts include $122,593 and $96,526 for 2010 and 2009, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months ended March 31,
(Unaudited)

Series 3
	2010	2009

Revenues
Rental	$ 426,002	$ 539,208
Interest and other	11,375	13,705

	437,377	552,913

Expenses
Interest	54,756	67,899
Depreciation and amortization	102,438	131,147
Operating expenses	326,357	494,847
	483,551	693,893

NET LOSS	$ (46,174)	$ (140,980)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (45,712)	$ (139,570)

Net loss allocated to other partners	$ (462)	$ (1,410)

* Amounts include $45,712 and $139,570 for 2010 and 2009, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months ended March 31,
(Unaudited)

Series 4

	2010	2009

Revenues
Rental	$ 137,304	$ 301,415
Interest and other	4,952	7,714

	142,256	309,129

Expenses
Interest	35,114	68,077
Depreciation and amortization	59,307	84,252
Operating expenses	73,598	181,830
	168,019	334,159

NET LOSS	$ (25,763)	$ (25,030)

Net income loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (25,505)	$ (24,780)

Net loss allocated to other Partners	$ (258)	$ (250)

* Amounts include $25,505 and $24,780 for 2010 and 2009, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months ended March 31,
(Unaudited)

Series 5
	2010	2009

Revenues
Rental	$ 92,705	$ 104,706
Interest and other	6,075	6,213

	98,780	110,919

Expenses
Interest	49,665	47,684
Depreciation and amortization	23,064	23,054
Operating expenses	94,923	94,410
	167,652	165,148

NET LOSS	$ (68,872)	$ (54,229)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (68,183)	$ (53,687)

Net loss allocated to other Partners	$ (689)	$ (542)

* Amounts include $68,183 and $53,687 for 2010 and 2009, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months ended March 31,
(Unaudited)

Series 6
	2010	2009

Revenues
Rental	$ -	$ -
Interest and other	-	-

	-	-

Expenses
Interest	-	-
Depreciation and amortization	-	-
Operating expenses	-	-
	-	-

NET LOSS	$ -	$ -

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ -	$ -

Net loss allocated to other Partners	$ -	$ -

*Amounts include $0, for both 2010 and 2009, of loss not recognized under the equity method of accounting.

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

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO FINANCIAL STATEMENTS - CONTINUED

June 30, 2010
(Unaudited)

NOTE E - TAXABLE LOSS

The Partnership's taxable loss for the calendar year ended December 31, 2010 is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods.

NOTE F - PLAN OF LIQUIDATION

On April 27, 2007, BAC holders approved a Plan of Liquidation and Dissolution for the Partnership (the "Plan"). Pursuant to the Plan, the general partner may, without further action by the BAC holders, sell the remaining assets held by the Partnership. It is anticipated that sale of all the apartment complexes will be completed sometime in 2011. However, because of numerous uncertainties, the liquidation may take longer or shorter than expected, and the final liquidating distribution may occur months after all of the apartment complexes have been sold. Because the liquidation of the Partnership was not imminent, as of June 30, 2010, the financial statements are presented assuming the Partnership will continue as a going concern.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including our intentions, hopes, beliefs, expectations, strategies and predictions of our future activities, or other future events or conditions. These statements are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created by these acts. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, for example, the factors identified in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2010. Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

Liquidity

The Partnership's primary source of funds was the proceeds of its Public Offering. Other sources of liquidity include (i) interest earned on working capital reserves, and (ii) cash distributions from the Operating Partnerships in which the Partnership has invested. These sources of liquidity are available to meet the obligations of the Partnership.

The Partnership is currently accruing the annual partnership management fee. Partnership management fees accrued during the quarter ended June 30, 2010 were $29,853 and total partnership management fees accrued as of June 30, 2010 were $4,774,738. During the quarter ended June 30, 2010 $14,622 of accrued partnership management fees was paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Partnership receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Partnership's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Partnership. The Partnership is currently unaware of any trends, which would create insufficient liquidity to meet future third party obligations of the Partnership.

As of June 30, 2010, an affiliate of the general partner of the Partnership advanced a total of $634,890 to the Partnership to pay various operating expenses of the Partnership, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. During the three months ended June 30, 2010 $1,097 was advanced. Below is a summary, by series, of the total advances made to date.
	Three Months Ended	Total
Series 1	$ 1,097	$161,256
Series 3	-	473,634
	$ 1,097	$634,890

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships. During the three months ended June 30, 2010 there were no payments paid to the affiliates of the general partner.

Capital Resources

The Partnership offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on August 29, 1988. The Partnership received and accepted subscriptions for $97,746,940 representing 9,800,600 BACs from investors admitted as BAC Holders in Series 1 through Series 6 of the Partnership. Offers and sales of BACs in Series 1 through Series 6 of the Partnership were completed and the last of the BACs in Series 6 were issued by the Partnership on September 29, 1989. At June 30, 2010 and 2009 the Partnership had limited partnership equity interests in 19 and 22 Operating Partnerships, respectively.

As of June 30, 2010 the Partnership had $3,160,424 remaining in cash and cash equivalents. Below is a table, which provides, by series, the equity raised, number of BACs sold, final date BACs were offered, number of properties acquired, and cash and cash equivalents.

Series	Equity	BACs	Final Close Date	Number of Properties	Proceeds Remaining
1	$12,999,000	1,299,900	12/18/88	4	$ 45,619
2	8,303,000	830,300	03/30/89	1	1,098,762
3	28,822,000	2,882,200	03/14/89	10	226,647
4	29,788,160	2,995,300	07/07/89	3	1,319,112
5	4,899,000	489,900	08/22/89	1	470,284
6	12,935,780	1,303,000	09/29/89	-	-

	$97,746,940	9,800,600		19	$3,160,424

Results of Operations

At June 30, 2010 and 2009 the Partnership held limited partnership interests in 19 and 22 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which initially complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Partnership believes that there is adequate casualty insurance on the properties.

The Partnership incurs an annual partnership management fee to the general partner of the Partnership and/or its affiliates in an amount equal to 0.375% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various partnership management and reporting fees paid by the Operating Partnerships. The partnership management fees incurred and the reporting fees paid by the Operating Partnerships for the three ended June 30, 2010 are as follows:
	3 Months Management Fee Net of Reporting Fee	3 Months Reporting Fee
Series 1	3,016	2,000
Series 2	4,297	1,121
Series 3	5,715	4,500
Series 4	5,367	-
Series 5	3,709	128
Series 6	-	-
	$ 22,104	$ 7,749

The Partnership's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested. The Partnership's investments in Operating Partnerships have been made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 1

As of June 30, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had a total of four properties at June 30, 2010, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2010 and 2009, Series 1 reflects net loss from Operating Partnerships of $(34,082) and $(39,916), respectively, which includes depreciation and amortization of $50,886 and $47,420, respectively. This is an interim period estimate and it is not indicative of the final year end results.

Series 2

As of June 30, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had one property at June 30, 2010, which was at 100% Qualified Occupancy.

For the three month periods ended June 30, 2010 and 2009, Series 2 reflects net loss from Operating Partnerships of $(123,831) and $(97,501), respectively, which includes depreciation and amortization of $41,468 and $41,450, respectively. This is an interim period estimate and it is not indicative of the final year end results.

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

Series 3

As of June 30, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had a total of ten properties at June 30, 2010, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2010 and 2009, Series 3 reflects net loss from Operating Partnerships of $(46,174) and $(140,980), respectively, which includes depreciation and amortization of $102,438 and $131,147, respectively. This is an interim period estimate and it is not indicative of the final year end results.

Vassar LDHA LP (Manor Ridge Apartments) is a 32-unit senior property located in Vassar, MI. The property has operated below breakeven since 2007. Because of the operating challenges in 2007 the tax and insurance escrows were underfunded and the 2007 real estate taxes were not paid. In an effort to address the delinquencies, management submitted a two-year workout plan to the lender, Rural Development. The workout plan was approved by Rural Development in May 2008. The primary goal of the workout plan was to pay down delinquent real estate taxes. The secondary goal was to properly fund the tax and insurance escrow accounts. According to the workout plan, the replacement reserve funding requirement was waived in 2008 which should have allowed the scheduled deposits to be allocated to the funding of the tax and insurance escrows. However, in the fourth quarter of 2008 there was a significant drop in occupancy and management was unable to honor the approved plan. As a result, Rural Development issued a servicing notice on December 23, 2008, which outlined major concerns such as under-funded reserves, unpaid real estate taxes, and underfunded tax and insurance escrows. The letter also gave the Operating Partnership a 15-day deadline to discuss the outlined concerns. Operations deteriorated further in 2009 as occupancy declined and collections increased. Physical occupancy dropped to 56% in the fourth quarter 2009. Through the second quarter of 2010, physical occupancy remains at 56% and the property continues to operate below breakeven. Given the operating history and the condition of the local economy, in the fourth quarter 2009, the operating general partner requested the investment partnership's consent to convey the property to Rural Development in order to avoid mortgage acceleration and foreclosure. On February 11, 2010, the investment general partner consented to the conveyance. The transfer of the property is anticipated to occur in the third quarter of 2010. The operating general partner's operating deficit guarantee is unlimited in time and amount. The Operating Partnership's mortgage payments are current. On December 31, 2003, the 15-year low income housing tax credit compliance period expired with respect to Vassar LDHA LP. On April 28, 2007, the investment general partner received investor consent to liquidate the assets of Boston Capital Tax Credit Fund LP which includes Series 3. Accordingly, the investment general partner is pursuing the disposition of all properties or operating interests held by the investment partnership. Because the compliance period has expired, the transfer of the property to Rural Development will not result in the recapture of tax credits.

In February 2008, the investment general partner of Mound Plaza, Limited approved an agreement to sell the property and the transaction was anticipated to close in July 2010; however, the buyer was unable to consummate the sale and the agreement has expired.

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

Series 4

As of June 30, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had a total of three properties at June 30, 2010, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2010 and 2009, Series 4 reflects net loss from Operating Partnerships of $(25,763) and $(25,030), respectively, which includes depreciation and amortization of $59,307 and $84,252, respectively. This is an interim period estimate and it is not indicative of the final year end results.

In April 2009, the investment general partner of Wichita West Housing Associates LP approved an agreement to sell the property and the transaction closed on October 30, 2009. The sales price for the property was $3,516,520, which includes the outstanding mortgage balance of approximately $1,355,624 and cash proceeds to the investment limited partnership of $1,920,958. Of the total proceeds received, $15,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $1,905,958 will be returned to cash reserves held by Series 4. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In December 2009, the investment partnership received additional proceeds for its share of the Operating Partnership's cash and reserves in the amount of $230,000 which was returned to the cash reserves held by Series 4. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $2,135,958 as of December 31, 2009. In June 2010, additional sale proceeds of $7,183 were received and returned to the cash reserves held by Series 4.

Series 5

As of June 30, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had one property at June 30, 2010, which was at 100% Qualified Occupancy.

For the three month periods ended June 30, 2010 and 2009, Series 5 reflects net loss from Operating Partnerships of $(68,872) and $(54,229), respectively, which includes depreciation and amortization of $23,064 and $23,054, respectively. This is an interim period estimate and it is not indicative of the final year end results.

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

Series 6

The series did not have any properties as of June 30, 2010 and 2009. As a result, net loss from Operating Partnerships, which include depreciation and amortization, is $0 for all periods presented.

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

In accordance with the accounting guidance for the consolidation of variable interest entities, the Partnership determines when it should include the assets, liabilities, and activities of a variable interest entity (VIE) in its financial statements, and when it should disclose information about its relationship with a VIE. The analysis that must be performed to determine which entity should consolidate a VIE focuses on control and economic factors.  A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it has (1) the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the guidance requires continual reconsideration of the primary beneficiary of a VIE.

Based on this guidance, the Operating Partnerships in which the Partnership invests meet the definition of a VIE.  However, management does not consolidate the Partnership's interests in these VIEs, as it is not considered to be the primary beneficiary.  The Partnership currently records the amount of its investment in these partnerships as an asset on its balance sheets, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements. The Partnership's balance in investment in Operating Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss.  The Partnership's exposure to loss on these partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the local general partners and their guarantee against credit recapture.

Recent Accounting Changes

The Partnership has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Partnership's federal tax status as a pass-through entity is based on its legal status as a Partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity. The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions, which must be considered for disclosure.

In September 2006, the Financial Accounting Standards Board ("FASB") issued accounting guidance for Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions. In February 2008, the FASB delayed for one year implementation of the guidance as it pertains to certain non-financial assets and liabilities. The Partnership adopted GAAP for Fair Value Measurements effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date was April 1, 2009. The Partnership has determined that adoption of this guidance has no material impact on the Partnership's financial statements.

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

In May 2009, the FASB issued guidance regarding subsequent events, which was subsequently updated in February 2010. This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and was therefore adopted by the Partnership for the quarter ended June 30, 2009. The adoption did not have a significant impact on the subsequent events that the Partnership reports, either through recognition or disclosure, in the financial statements. In February 2010, the FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current SEC guidance. This amendment was effective immediately and therefore the Partnership did not include the disclosure in this Form 10-Q.

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

There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our Form 10-K for the fiscal year ended March 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None

Item 6.	Exhibits

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

Boston Capital Tax Credit Fund Limited Partnership

	By:	Boston Capital Associates Limited Partnership, General Partner

	By:	BCA Associates Limited Partnership, General Partner

	By:	C&M Management, Inc., General Partner

Date: August 16, 2010	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of
1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

August 16, 2010	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), C&M Management Inc.; Director, President (Principal Executive Officer) BCTC Assignor Corp.

DATE:	SIGNATURE:	TITLE:

August 16, 2010	/s/ Marc N. Teal Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer), C&M Management Inc; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC Assignor Corp.