Form 10-Q
period 2010-09-30
BOSTON CAPITAL TAX CREDIT FUND LTD PARTNERSHIP
filed 2010-11-15
CIK 835095

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended September 30, 2010

                                             or

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

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2010

TABLE OF CONTENTS
FOR THE QUARTER ENDED SEPTEMBER 30, 2010

Part I. Financial information

Item 1. CONDENSED FINANCIAL STATEMENTS

CONDENSED Balance Sheets 4

Condensed Balance Sheets Series 1 5

Condensed Balance Sheets Series 2 6

Condensed Balance Sheets Series 3 7

Condensed Balance Sheets Series 4 8

Condensed Balance Sheets Series 5 9

Condensed Balance Sheets Series 6 10

CONDENSED Statements of Operations three months 11

Condensed Three Months Operations Series 1 *

Condensed Three Months Operations Series 2 *

Condensed Three Months Operations Series 3 *

Condensed Three Months Operations Series 4 15

Condensed Three Months Operations Series 5 16

Condensed Three Months Operations Series 6 17

CONDENSED Statements of Operations six months 18

Condensed Six Months Operations Series 1 19

Condensed Six Months Operations Series 2 20

Condensed Six Months Operations Series 3 21

Condensed Six Months Operations Series 4 22

Condensed Six Months Operations Series 5 23

Condensed Six Months Operations Series 6 24

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DeFICIT) 25

Condensed Partners' Capital (Deficit) Series 1 26

Condensed Partners' Capital (Deficit) Series 2 26

Condensed Partners' Capital (Deficit) Series 3 27

Condensed Partners' Capital (Deficit) Series 4 27

Condensed Partners' Capital (Deficit) Series 5 28

Condensed Partners' Capital (Deficit) Series 6 28

CONDENSED Statements of Cash Flows 29

Condensed Cash Flows Series 1 *

Condensed Cash Flows Series 2 31

Condensed Cash Flows Series 3 32

Condensed Cash Flows Series 4 33

Condensed Cash Flows Series 5 34

Condensed Cash Flows Series 6 35

BOSTON CAPITAL TAX CREDIT FUND LIMITED PARTNERSHIP

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2010

TABLE OF CONTENTS (CONTINUED)

Notes to CONDENSED Financial Statements 36

Note A Organization 36

Note B Accounting *

Note C Related Party Transactions 37

Note D Investments 39

COMBINED CONDENSED STATEMENTS OF OPERATION 41

Combined Condensed Statements Series 1 42

Combined Condensed Statements Series 2 43

Combined Condensed Statements Series 3 44

Combined Condensed Statements Series 4 45

Combined Condensed Statements Series 5 46

Combined Condensed Statements Series 6 47

Note E Taxable Loss 48

Note F Income Taxes 48

Note G Plan of Liquidation 48

Item 2. Management's Discussion and Analysis of Financial Condition and

Results of Operations 49

Liquidity 49

Capital Resources 50

Results of Operations 51

Principal Accounting Policies 57

Recent Accounting Changes 58

Item 3. Quantitative and Qualitative Disclosures About Market Risk 60

Item 4. Controls and Procedures 60

Part II Other Information 61

Item 1. Legal Proceedings 61

Item 1A. Risk Factors 61

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds 61

Item 3. Defaults Upon Senior Securities 61

Item 4. (Removed and Reserved) 61

Item 5. Other Information 61

Item 6. Exhibits 61

Signatures 62

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED BALANCE SHEETS

	September 30, 2010 (Unaudited)	March 31, 2010 (Audited)
ASSETS
Cash and cash equivalents	$ 3,080,616	$ 3,195,380

	$ 3,080,616	$ 3,195,380

LIABILITIES

Accounts payable	$ -	$ 15,000
Accounts payable affiliates (note C)	5,426,643	5,393,300

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 9,800,600 issued and outstanding	(1,544,838)	(1,413,063)
General Partner	(801,189)	(799,857)
	(2,346,027)	(2,212,920)
	$ 3,080,616	$ 3,195,380

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED BALANCE SHEETS

Series 1

	September 30, 2010 (Unaudited)	March 31, 2010 (Audited)
ASSETS
Cash and cash equivalents	$ 36,146	$ 44,150

	$ 36,146	$ 44,150

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	2,618,455	2,605,542

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 1,299,900 issued and outstanding	(2,443,653)	(2,422,945)
General Partner	(138,656)	(138,447)
	(2,582,309)	(2,561,392)
	$ 36,146	$ 44,150

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED BALANCE SHEETS

Series 2

	September 30, 2010 (Unaudited)	March 31, 2010 (Audited)
ASSETS
Cash and cash equivalents	$ 1,085,515	$ 1,102,415

	$ 1,085,515	$ 1,102,415

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 830,300 issued and outstanding	1,140,872	1,157,603
General Partner	(55,357)	(55,188)
	1,085,515	1,102,415
	$ 1,085,515	$ 1,102,415

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED BALANCE SHEETS

Series 3

	September 30, 2010 (Unaudited)	March 31, 2010 (Audited)
ASSETS
Cash and cash equivalents	$ 214,695	$ 127,823

	$ 214,695	$ 127,823

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	2,808,188	2,787,758

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 2,882,200 issued and outstanding	(2,334,740)	(2,400,518)
General Partner	(258,753)	(259,417)
	(2,593,493)	(2,659,935)
	$ 214,695	$ 127,823

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED BALANCE SHEETS

Series 4

	September 30, 2010 (Unaudited)	March 31, 2010 (Audited)
ASSETS
Cash and cash equivalents	$ 1,287,060	$ 1,446,635

	$ 1,287,060	$ 1,446,635

LIABILITIES

Accounts payable	$ -	$ 15,000
Accounts payable affiliates (note C)	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 2,995,300 issued and outstanding	1,522,352	1,665,481
General Partner	(235,292)	(233,846)
	1,287,060	1,431,635
	$ 1,287,060	$ 1,446,635

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED BALANCE SHEETS

Series 5

	September 30, 2010 (Unaudited)	March 31, 2010 (Audited)
ASSETS
Cash and cash equivalents	$ 457,200	$ 474,357

	$ 457,200	$ 474,357

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 489,900 issued and outstanding	494,342	511,327
General Partner	(37,142)	(36,970)
	457,200	474,357
	$ 457,200	$ 474,357

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED BALANCE SHEETS

Series 6

	September 30, 2010 (Unaudited)	March 31, 2010 (Audited)
ASSETS
Cash and cash equivalents	$ -	$ -

	$ -	$ -

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 1,303,000 issued and outstanding	75,989	75,989
General Partner	(75,989)	(75,989)
	-	-
	$ -	$ -

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

	2010	2009

Income
Interest income	$ 6,971	$ 2,884
Miscellaneous income	412	22,629
	7,383	25,513

Share of income from Operating Partnerships(Note D)	-	62,941

Expenses
Professional fees	53,322	52,779
Partnership management fees (Note C)	22,094	24,312
General and administrative fees	13,795	26,627
	89,211	103,718

NET INCOME (LOSS)	$ (81,828)	$ (15,264)

Net income (loss) allocated to assignees	$ (81,009)	$ (15,111)

Net income (loss) allocated to general partner	$ (819)	$ (153)

Net income (loss) per BAC	$ (.01)	$ (.00)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,

(Unaudited)

Series 1

	2010	2009

Income
Interest income	$ 82	$ 45
Miscellaneous income	-	-
	82	45

Share of income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	10,179	7,796
Partnership management fees (Note C)	3,756	5,016
General and administrative fees	2,422	3,931
	16,357	16,743

NET INCOME (LOSS)	$ (16,275)	$ (16,698)

Net income (loss) allocated to assignees	$ (16,112)	$ (16,531)

Net income (loss) allocated to general partner	$ (163)	$ (167)

Net income (loss) per BAC	$ (.01)	$ (.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,

(Unaudited)

Series 2

	2010	2009

Income
Interest income	$ 2,438	$ 983
Miscellaneous income	-	-
	2,438	983

Share of income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	8,321	7,745
Partnership management fees (Note C)	5,303	5,130
General and administrative fees	2,061	3,187
	15,685	16,062

NET INCOME (LOSS)	$ (13,247)	$ (15,079)

Net income (loss) allocated to assignees	$ (13,115)	$ (14,928)

Net income (loss) allocated to general partner	$ (132)	$ (151)

Net income (loss) per BAC	$ (.02)	$ (.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 3

	2010	2009

Income
Interest income	$ 461	$ 136
Miscellaneous income	412	52
	873	188

Share of income from Operating Partnerships(Note D)	-	62,941

Expenses
Professional fees	15,337	12,393
Partnership management fees (Note C)	3,895	1,360
General and administrative expenses	3,810	7,030
	23,042	20,783

NET INCOME (LOSS)	$ (22,169)	$ 42,346

Net income (loss) allocated to assignees	$ (21,947)	$ 41,923

Net income (loss) allocated to general partner	$ (222)	$ 423

Net income (loss) per BAC	$ (.01)	$ .01

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,

(Unaudited)

Series 4

	2010	2009

Income
Interest income	$ 3,000	$ 116
Miscellaneous income	-	22,577
	3,000	22,693

Share of income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	11,216	9,386
Partnership management fees (Note C)	5,367	9,129
General and administrative fees	3,470	6,458
	20,053	24,973

NET INCOME (LOSS)	$ (17,053)	$ (2,280)

Net income (loss) allocated to assignees	$ (16,882)	$ (2,257)

Net income (loss) allocated to general partner	$ (171)	$ (23)

Net income (loss) per BAC	$ (.01)	$ (.00)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 5

	2010	2009

Income
Interest income	$ 990	$ 432
Miscellaneous income	-	-
	990	432

Share of income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	8,269	6,843
Partnership management fees (Note C)	3,773	3,677
General and administrative fees	2,032	2,439
	14,074	12,959

NET INCOME (LOSS)	$ (13,084)	$ (12,527)

Net income (loss) allocated to assignees	$ (12,953)	$ (12,402)

Net income (loss) allocated to general partner	$ (131)	$ (125)

Net income (loss) per BAC	$ (.03)	$ (.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,

(Unaudited)

Series 6

	2010	2009

Income
Interest income	$ -	$ 1,172
Miscellaneous income	-	-
	-	1,172

Share of income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	-	8,616
Partnership management fees (Note C)	-	-
General and administrative expenses	-	3,582
	-	12,198

NET INCOME (LOSS)	$ -	$ (11,026)

Net income (loss) allocated to assignees	$ -	$ (10,916)

Net income (loss) allocated to general partner	$ -	$ (110)

Net income (loss) per BAC	$ -	$ (.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

	2010	2009

Income
Interest income	$ 13,492	$ 5,755
Miscellaneous income	97,104	23,618
	110,596	29,373

Share of income from Operating Partnerships(Note D)	7,183	95,792

Expenses
Professional fees	55,270	68,695
Partnership management fees (Note C)	44,197	47,547
General and administrative fees	21,496	41,855
	120,963	158,097

NET INCOME (LOSS)	$ (3,184)	$ (32,932)

Net income (loss) allocated to assignees	$ (3,151)	$ (32,604)

Net income (loss) allocated to general partner	$ (33)	$ (328)

Net income (loss) per BAC	$ (.00)	$ (.00)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 1

	2010	2009

Income
Interest income	$ 182	$ 91
Miscellaneous income	-	73
	182	164

Share of income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	10,337	10,140
Partnership management fees (Note C)	6,772	3,703
General and administrative fees	3,990	6,140
	21,099	19,983

NET INCOME(LOSS)	$ (20,917)	$ (19,819)

Net income (loss) allocated to assignees	$ (20,708)	$ (19,621)

Net income (loss) allocated to general partner	$ (209)	$ (198)

Net income (loss) per BAC	$ (.02)	$ (.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 2

	2010	2009

Income
Interest income	$ 4,769	$ 1,954
Miscellaneous income	-	-
	4,769	1,954

Share of income from Operating Partnerships(Note D)	-	30,203

Expenses
Professional fees	8,565	10,089
Partnership management fees (Note C)	9,600	8,062
General and administrative fees	3,504	5,128
	21,669	23,279

NET INCOME(LOSS)	$ (16,900)	$ 8,878

Net income (loss) allocated to assignees	$ (16,731)	$ 8,789

Net income (loss) allocated to general partner	$ (169)	$ 89

Net income (loss) per BAC	$ (.02)	$ .01

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 3

	2010	2009

Income
Interest income	$ 763	$ 257
Miscellaneous income	97,104	52
	97,867	309

Share of income from Operating Partnerships(Note D)	-	62,941

Expenses
Professional fees	15,787	16,163
Partnership management fees (Note C)	9,610	10,462
General and administrative expenses	6,028	11,046
	31,425	37,671

NET INCOME(LOSS)	$ 66,442	$ 25,579

Net income (loss) allocated to assignees	$ 65,778	$ 25,323

Net income (loss) allocated to general partner	$ 664	$ 256

Net income (loss) per BAC	$ .02	$ .01

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 4

	2010	2009

Income
Interest income	$ 5,787	$ 233
Miscellaneous income	-	23,493
	5,787	23,726

Share of income from Operating Partnerships(Note D)	7,183	-

Expenses
Professional fees	12,235	12,156
Partnership management fees (Note C)	10,734	18,111
General and administrative fees	4,653	9,907
	27,622	40,174

NET INCOME(LOSS)	$ (14,652)	$ (16,448)

Net income (loss) allocated to assignees	$ (14,505)	$ (16,284)

Net income (loss) allocated to general partner	$ (147)	$ (164)

Net income (loss) per BAC	$ (.00)	$ (.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 5

	2010	2009

Income
Interest income	$ 1,991	$ 867
Miscellaneous income	-	-
	1,991	867

Share of income from Operating Partnerships(Note D)	-	2,648

Expenses
Professional fees	8,346	8,902
Partnership management fees (Note C)	7,481	7,209
General and administrative fees	3,321	4,014
	19,148	20,125

NET INCOME(LOSS)	$ (17,157)	$ (16,610)

Net income (loss) allocated to assignees	$ (16,985)	$ (16,444)

Net income (loss) allocated to general partner	$ (172)	$ (166)

Net income (loss) per BAC	$ (.03)	$ (.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 6

	2010	2009

Income
Interest income	$ -	$ 2,353
Miscellaneous income	-	-
	-	2,353

Share of income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	-	11,245
Partnership management fees (Note C)	-	-
General and administrative expenses	-	5,620
	-	16,865

NET INCOME(LOSS)	$ -	$ (14,512)

Net income (loss) allocated to assignees	$ -	$ (14,367)

Net income (loss) allocated to general partner	$ -	$ (145)

Net income (loss) per BAC	$ -	$ (.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2010

(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2010	$(1,413,063)	$ (799,857)	$(2,212,920)

Distributions	(128,624)	(1,299)	(129,923)

Net income (loss)	(3,151)	(33)	(3,184)

Partners' capital (deficit), September 30, 2010	$(1,544,838)	$ (801,189)	$(2,346,027)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2010

(Unaudited)

	Assignees	General Partner	Total
Series 1
Partners' capital (deficit) April 1, 2010	$(2,422,945)	$ (138,447)	$(2,561,392)

Distributions	-	-	-

Net income (loss)	(20,708)	(209)	(20,917)

Partners' capital (deficit), September 30, 2010	$(2,443,653)	$ (138,656)	$(2,582,309)

Series 2
Partners' capital (deficit) April 1, 2010	$ 1,157,603	$ (55,188)	$ 1,102,415

Distributions	-	-	-

Net income (loss)	(16,731)	(169)	(16,900)

Partners' capital (deficit), September 30, 2010	$ 1,140,872	$ (55,357)	$ 1,085,515

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2010

(Unaudited)

	Assignees	General Partner	Total
Series 3
Partners' capital (deficit) April 1, 2010	$(2,400,518)	$ (259,417)	$(2,659,935)

Distributions	-	-	-

Net income (loss)	65,778	664	66,442

Partners' capital (deficit), September 30, 2010	$(2,334,740)	$ (258,753)	$(2,593,493)

Series 4
Partners' capital (deficit) April 1, 2010	$ 1,665,481	$ (233,846)	$ 1,431,635

Distributions	(128,624)	(1,299)	(129,923)

Net income (loss)	(14,505)	(147)	(14,652)

Partners' capital (deficit), September 30, 2010	$ 1,522,352	$ (235,292)	$ 1,287,060

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2010

(Unaudited)

	Assignees	General Partner	Total
Series 5
Partners' capital (deficit) April 1, 2010	$ 511,327	$ (36,970)	$ 474,357

Distributions	-	-	-

Net income (loss)	(16,985)	(172)	(17,157)

Partners' capital (deficit), September 30, 2010	$ 494,342	$ (37,142)	$ 457,200

Series 6
Partners' capital (deficit) April 1, 2010	$ 75,989	$ (75,989)	$ -

Distributions	-	-	-

Net income (loss)	-	-	-

Partners' capital (deficit), September 30, 2010	$ 75,989	$ (75,989)	$ -

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

	2010	2009
Cash flows from operating activities:

Net Income (loss)	$ (3,184)	$ (32,932)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(7,183)	(95,792)
Changes in assets and liabilities
Increase (Decrease) in accounts payable	(15,000)	13,384
Increase (Decrease) in accounts payable affiliates	33,343	55,948

Net cash (used in) provided by operating activities	7,976	(59,392)

Cash flows from investing activity:

Proceeds from disposition of operating limited partnerships	7,183	95,792

Net cash (used in) provided by investing activity	7,183	95,792

Cash flows from financing activity:

Distributions	(129,923)	-

Net cash (used in) provided by financing activity	(129,923)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(114,764)	36,400

Cash and cash equivalents, beginning	3,195,380	3,297,198

Cash and cash equivalents, ending	$ 3,080,616	$ 3,333,598

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 1

	2010	2009
Cash flows from operating activities:

Net Income (loss)	$ (20,917)	$ (19,819)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	-
Changes in assets and liabilities
Increase (Decrease) in accounts payable	-	-
Increase (Decrease) in accounts payable affiliates	12,913	12,942

Net cash (used in) provided by operating activities	(8,004)	(6,877)

Cash flows from investing activity:

Proceeds from disposition of operating limited partnerships	-	-

Net cash (used in) provided by investing activity	-	-

Cash flows from financing activity:

Distributions	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,004)	(6,877)

Cash and cash equivalents, beginning	44,150	53,723

Cash and cash equivalents, ending	$ 36,146	$ 46,846

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 2

	2010	2009
Cash flows from operating activities:

Net Income (loss)	$ (16,900)	$ 8,878
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	(30,203)
Changes in assets and liabilities
Increase (Decrease) in accounts payable	-	-
Increase (Decrease) in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(16,900)	(21,325)

Cash flows from investing activity:

Proceeds from disposition of operating limited partnerships	-	30,203

Net cash (used in) provided by investing activity	-	30,203

Cash flows from financing activity:

Distributions	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(16,900)	8,878

Cash and cash equivalents, beginning	1,102,415	1,108,583

Cash and cash equivalents, ending	$ 1,085,515	$ 1,117,461

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 3

	2010	2009
Cash flows from operating activities:

Net Income (loss)	$ 66,442	$ 25,579
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	(62,941)
Changes in assets and liabilities
Increase (Decrease) in accounts payable	-	15,000
Increase (Decrease) in accounts payable affiliates	20,430	24,748

Net cash (used in) provided by operating activities	86,872	2,386

Cash flows from investing activity:

Proceeds from disposition of operating limited partnerships	-	62,941

Net cash (used in) provided by investing activity	-	62,941

Cash flows from financing activity:

Distributions	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	86,872	65,327

Cash and cash equivalents, beginning	127,823	140,154

Cash and cash equivalents, ending	$ 214,695	$ 205,481

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 4

	2010	2009
Cash flows from operating activities:

Net Income (loss)	$ (14,652)	$ (16,448)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(7,183)	-
Changes in assets and liabilities
Increase (Decrease) in accounts payable	(15,000)	-
Increase (Decrease) in accounts payable affiliates	-	18,258

Net cash (used in) provided by operating activities	(36,835)	1,810

Cash flows from investing activity:

Proceeds from disposition of operating limited partnerships	7,183	-

Net cash (used in) provided by investing activity	7,183	-

Cash flows from financing activity:

Distributions	(129,923)	-

Net cash (used in) provided by financing activity	(129,923)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(159,575)	1,810

Cash and cash equivalents, beginning	1,446,635	136,149

Cash and cash equivalents, ending	$ 1,287,060	$ 137,959

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 5

	2010	2009
Cash flows from operating activities:

Net Income (loss)	$ (17,157)	$ (16,610)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	(2,648)
Changes in assets and liabilities
Increase (Decrease) in accounts payable	-	-
Increase (Decrease) in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(17,157)	(19,258)

Cash flows from investing activity:

Proceeds from disposition of operating limited partnerships	-	2,648

Net cash (used in) provided by investing activity	-	2,648

Cash flows from financing activity:

Distributions	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(17,157)	(16,610)

Cash and cash equivalents, beginning	474,357	502,872

Cash and cash equivalents, ending	$ 457,200	$ 486,262

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 6

	2010	2009
Cash flows from operating activities:

Net Income (loss)	$ -	$ (14,512)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	-
Changes in assets and liabilities
Increase (Decrease) in accounts payable	-	(1,616)
Increase (Decrease) in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	-	(16,128)

Cash flows from investing activity:

Proceeds from disposition of operating limited partnerships	-	-

Net cash (used in) provided by investing activity	-	-

Cash flows from financing activity:

Distributions	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	(16,128)

Cash and cash equivalents, beginning	-	1,355,717

Cash and cash equivalents, ending	$ -	$ 1,339,589

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2010

(Unaudited)

NOTE A - ORGANIZATION

Boston Capital Tax Credit Fund Limited Partnership (the "Partnership") was formed under the laws of the State of Delaware as of September 1, 1988, for the purpose of acquiring, holding, and disposing of limited partnership interests in operating partnerships which have acquired, developed, rehabilitated, operate and own newly constructed, existing or rehabilitated low-income apartment complexes ("Operating Partnerships"). On August 22, 1988, American Affordable Housing VI Limited Partnership changed its name to Boston Capital Tax Credit Fund Limited Partnership. Effective as of June 1, 2001 there was a restructuring, and as a result, the Partnership's general partner was reorganized as follows. The general partner of the Partnership continues to be Boston Capital Associates Limited Partnership, a Massachusetts limited partnership. The general partner of the general partner of the Partnership is BCA Associates Limited Partnership, a Massachusetts limited partnership whose sole general partner is C&M Management, Inc., a Massachusetts corporation whose limited partners are Herbert F. Collins and John P. Manning. Mr. Manning is the principal of Boston Capital Partners, Inc. The limited partner of the general partner is Capital Investment Holdings, a general partnership whose partners are officers and employees of Boston Capital Partners, Inc. and its affiliates. The assignor limited partner is BCTC Assignor Corp., a Delaware corporation which is now wholly-owned by John P. Manning.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2010
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of September 30, 2010 and for the six months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Partnership in acquiring the investments in Operating Partnerships are capitalized to the investment account. The Partnership's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's Annual Report on Form 10-K.

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has entered into several transactions with various affiliates of the general partner of the Partnership, including Boston Capital Holdings LP, Boston Capital Partners, Inc. and Boston Capital Asset Management Limited Partnership.

Accounts payable - affiliates at September 30, 2010 and 2009 represents accrued general and administrative expenses, accrued partnership management fees, and advances from an affiliate of the general partner of the Partnership, which are payable to Boston Capital Holdings LP and Boston Capital Asset Management Limited Partnership.

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2010
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

An annual partnership management fee based on .375 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. Since reporting fees collected by the series were added to reserves and not paid to Boston Capital Asset Management Limited Partnership, the amounts accrued are not net of reporting fees received. The partnership management fees accrued for the quarters ended September 30, 2010 and 2009 are as follows:
	2010	2009

Series 1	$ 5,016	$ 5,016
Series 2	5,418	5,418
Series 3	10,215	11,294
Series 4	5,367	9,129
Series 5	3,837	3,837
Series 6	-	-
	$ 29,853	$ 34,694

The partnership management fees paid for the quarters ended September 30, 2010 and 2009 are as follows:
	2010	2009
Series 1	$ -	$ -
Series 2	5,418	5,418
Series 3	-	-
Series 4	5,367	-
Series 5	3,837	3,837
Series 6	-	-
	$ 14,622	$ 9,255

The partnership management fees paid for the six months ended September 30, 2010 and 2009 are as follows:
	2010	2009
Series 1	$ -	$ -
Series 2	10,836	10,836
Series 3	-	-
Series 4	10,734	-
Series 5	7,674	7,674
Series 6	-	-
	$ 29,244	$ 18,510

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At September 30, 2010 and 2009, the Partnership had limited partnership interests in 19 and 20 Operating Partnerships, respectively, which own operating apartment complexes as follows:

Series	2010	2009
1	4	4
2	1	1
3	10	10
4	3	4
5	1	1
6	-	-
	19	20

Under the terms of the Partnership's investment in each Operating Partnership, the Partnership was required to make capital contributions to the Operating Partnerships. These contributions were payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. At September 30, 2010 and 2009, all capital contributions had been paid.

During the six months ended September 30, 2010 the Partnership did not dispose of any of the Operating Partnerships, but did receive additional proceeds from one Operating Partnership disposed of in the prior year. A summary of the dispositions by Series for September 30, 2010 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Partnership Proceeds from Disposition	Gain/(Loss) on Disposition
Series 1	-	-	$-	$-
Series 2	-	-	-	-
Series 3	-	-	-	-
Series 4	-	-	7,183	7,183
Series 5	-	-	-	-
Series 6	-	-	-	-
Total	-	-	$7,183	$7,183

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2010
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

The Partnership's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the six months ended June 30, 2010.

The combined condensed unaudited summarized statements of operations of the Operating Partnerships for the six months ended June 30, 2010 and 2009 are as follows:

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months ended June 30,
(Unaudited)

	2010	2009

Revenues
Rental	$ 2,038,679	$ 2,522,246
Interest and other	74,087	97,267

	2,112,766	2,619,513

Expenses
Interest	505,585	570,632
Depreciation and amortization	557,428	629,781
Operating expenses	1,624,795	1,954,293
	2,687,808	3,154,706

NET LOSS	$ (575,042)	$ (535,193)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (569,291)	$ (529,840)

Net loss allocated to other Partners	$ (5,751)	$ (5,353)

* Amounts include $569,291 and $529,840 for 2010 and 2009, respectively, of loss not recognized under the equity method of accounting.

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

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months ended June 30,
(Unaudited)

Series 1

	2010	2009

Revenues
Rental	$ 374,381	$ 366,645
Interest and other	13,678	16,390

	388,059	383,035

Expenses
Interest	48,652	43,582
Depreciation and amortization	116,443	95,385
Operating expenses	288,171	284,744
	453,266	423,711

NET LOSS	$ (65,207)	$ (40,676)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (64,555)	$ (40,269)

Net loss allocated to other Partners	$ (652)	$ (407)

* Amounts include $64,555 and $40,269 for 2010 and 2009, respectively, of loss not recognized under the equity method of accounting.

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

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months ended June 30,
(Unaudited)

Series 2

	2010	2009

Revenues
Rental	$ 345,823	$ 372,676
Interest and other	16,424	20,470

	362,247	393,146

Expenses
Interest	178,593	171,471
Depreciation and amortization	82,936	82,900
Operating expenses	322,154	324,977
	583,683	579,348

NET LOSS	$ (221,436)	$ (186,202)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (219,222)	$ (184,340)

Net loss allocated to other Partners	$ (2,214)	$ (1,862)

* Amounts include $219,222 and $184,340 for 2010 and 2009, respectively, of loss not recognized under the equity method of accounting.

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

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months ended June 30,
(Unaudited)

Series 3
	2010	2009

Revenues
Rental	$ 841,523	$ 961,132
Interest and other	24,194	34,550

	865,717	995,682

Expenses
Interest	109,114	124,762
Depreciation and amortization	210,282	235,236
Operating expenses	668,500	825,881
	987,896	1,185,879

NET LOSS	$ (122,179)	$ (190,197)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (120,957)	$ (188,295)

Net loss allocated to other partners	$ (1,222)	$ (1,902)

* Amounts include $120,957 and $188,295 for 2010 and 2009, respectively, of loss not recognized under the equity method of accounting.

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

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months ended June 30,
(Unaudited)

Series 4

	2010	2009

Revenues
Rental	$ 284,612	$ 614,518
Interest and other	10,656	14,472

	295,268	628,990

Expenses
Interest	69,896	135,449
Depreciation and amortization	101,640	170,153
Operating expenses	166,794	337,944
	338,330	643,546

NET LOSS	$ (43,062)	$ (14,556)

Net income loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (42,631)	$ (14,410)

Net loss allocated to other Partners	$ (431)	$ (146)

* Amounts include $42,631 and $14,410 for 2010 and 2009, respectively, of loss not recognized under the equity method of accounting.

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

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months ended June 30,
(Unaudited)

Series 5
	2010	2009

Revenues
Rental	$ 192,340	$ 207,275
Interest and other	9,135	11,385

	201,475	218,660

Expenses
Interest	99,330	95,368
Depreciation and amortization	46,127	46,107
Operating expenses	179,176	180,747
	324,633	322,222

NET LOSS	$ (123,158)	$ (103,562)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (121,926)	$ (102,526)

Net loss allocated to other Partners	$ (1,232)	$ (1,036)

* Amounts include $121,926 and $102,526 for 2010 and 2009, respectively, of loss not recognized under the equity method of accounting.

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

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months ended June 30,
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

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

September 30, 2010
(Unaudited)

NOTE E - TAXABLE LOSS

The Partnership's taxable loss for the calendar year ended December 31, 2010 is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods.

NOTE F - INCOME TAXES

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

NOTE G - PLAN OF LIQUIDATION

On April 27, 2007, BAC holders approved a Plan of Liquidation and Dissolution for the Partnership (the "Plan"). Pursuant to the Plan, the general partner may, without further action by the BAC holders, sell the remaining assets held by the Partnership. It is anticipated that sale of all the apartment complexes will be completed sometime in 2011. However, because of numerous uncertainties, the liquidation may take longer or shorter than expected, and the final liquidating distribution may occur months after all of the apartment complexes have been sold. Because the liquidation of the Partnership was not imminent, as of September 30, 2010, the financial statements are presented assuming the Partnership will continue as a going concern.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including our intentions, hopes, beliefs, expectations, strategies and predictions of our future activities, or other future events or conditions. These condensed statements are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created by these acts. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, for example, the factors identified in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2010. Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

Liquidity

The Partnership's primary source of funds was the proceeds of its Public Offering. Other sources of liquidity include (i) interest earned on working capital reserves, and (ii) cash distributions from the Operating Partnerships in which the Partnership has invested. These sources of liquidity are available to meet the obligations of the Partnership.

The Partnership is currently accruing the annual partnership management fee. Partnership management fees accrued during the quarter ended September 30, 2010 were $29,853 and total partnership management fees accrued as of September 30, 2010 were $4,789,969. During the quarter and the six months ended September 30, 2010, $14,622 and $29,244, respectively, of accrued partnership management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Partnership receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Partnership's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Partnership. The Partnership is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Partnership.

As of September 30, 2010, an affiliate of the general partner of the Partnership advanced a total of $636,674 to the Partnership to pay various operating expenses of the Partnership, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. During the six months ended September 30, 2010, $2,881 was advanced. Below is a summary, by series, of the total advances made to date.
	Six Months Ended	Total
Series 1	$ 2,881	$163,040
Series 3	-	473,634
	$ 2,881	$636,674

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships. During the six months ended September 30, 2010 there were no payments paid to the affiliates of the general partner.

Capital Resources

The Partnership offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on August 29, 1988. The Partnership received and accepted subscriptions for $97,746,940 representing 9,800,600 BACs from investors admitted as BAC Holders in Series 1 through Series 6 of the Partnership. Offers and sales of BACs in Series 1 through Series 6 of the Partnership were completed and the last of the BACs in Series 6 were issued by the Partnership on September 29, 1989. At September 30, 2010 and 2009 the Partnership had limited partnership equity interests in 19 and 20 Operating Partnerships, respectively.

As of September 30, 2010, the Partnership had $3,080,616 remaining in cash and cash equivalents. Below is a table which provides, by series, the equity raised, number of BACs sold, final date BACs were offered, number of properties acquired, and cash and cash equivalents.

Series	Equity	BACs	Final Close Date	Number of Properties	Proceeds Remaining
1	$12,999,000	1,299,900	12/18/88	4	$ 36,146
2	8,303,000	830,300	03/30/89	1	1,085,515
3	28,822,000	2,882,200	03/14/89	10	214,695
4	29,788,160	2,995,300	07/07/89	3	1,287,060
5	4,899,000	489,900	08/22/89	1	457,200
6	12,935,780	1,303,000	09/29/89	-	-

	$97,746,940	9,800,600		19	$3,080,616

Results of Operations

At September 30, 2010 and 2009, the Partnership held limited partnership interests in 19 and 20 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which initially complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Partnership believes that there is adequate casualty insurance on the properties.

The Partnership incurs an annual partnership management fee to the general partner of the Partnership and/or its affiliates in an amount equal to 0.375% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various partnership management and reporting fees paid by the Operating Partnerships. The partnership management fees incurred and the reporting fees paid by the Operating Partnerships for the three and six months ended September 30, 2010 are as follows:
	3 Months Management Fee Net of Reporting Fee	3 Months Reporting Fee	6 Months Management Fee Net of Reporting Fee	6 Months Reporting Fee
Series 1	3,756	1,260	6,772	3,260
Series 2	5,303	115	9,600	1,236
Series 3	3,895	6,320	9,610	10,820
Series 4	5,367	-	10,734	-
Series 5	3,773	64	7,481	193
Series 6	-	-	-	-
	$22,094	$7,759	$44,197	$15,509

The Partnership's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested. The Partnership's investments in Operating Partnerships have been made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 1

As of September 30, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had a total of four properties at September 30, 2010, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2010 and 2009, Series 1 reflects a net loss from Operating Partnerships of $(65,207) and $(40,676), respectively, which includes depreciation and amortization of $116,443 and $95,385, respectively. This is an interim period estimate and it is not indicative of the final year end results.

Series 2

As of September 30, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had one property at September 30, 2010, which was at 100% Qualified Occupancy.

For the six month periods ended September 30, 2010 and 2009, Series 2 reflects a net loss from Operating Partnerships of $(221,436) and $(186,202), respectively, which includes depreciation and amortization of $82,936 and $82,900, respectively. This is an interim period estimate and it is not indicative of the final year end results.

In September 2007, the investment general partner of Calexico Associates approved an agreement to sell the property and the transaction closed on September 25, 2008. The sales price for the property was $2,047,109, which includes the outstanding mortgage balance of approximately $1,507,109, cash proceeds to the operating general partner of $243,395, and cash proceeds to the investment limited partnerships of $177,437 and $48,921 to Series 2 and Series 5, respectively. Of the total proceeds received, $2,477 and $683, respectively, represents reporting fees due to an affiliate of the investment partnerships and the balance represents proceeds from the sale. Of the remaining proceeds, $11,758 and $3,242 from Series 2 and Series 5, respectively, was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $163,202 and $44,996 were returned to cash reserves held by Series 2 and Series 5, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnerships. After all outstanding obligations of the investment partnerships are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnerships' investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. In addition, the general partner paid the non-resident withholdings, in the amount of $13,356 and $3,682 for Series 2 and Series 5, respectively. The sale proceeds were received on October 2, 2008, so a receivable in the amount of $165,679 and $45,679 has been recorded for Series 2 and Series 5, respectively, as of September 30, 2008. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement and including the non-resident withholding, has been recorded in the amount of $176,558 and $48,678 for Series 2 and Series 5, respectively, as of September 30, 2008. In June 2009, additional sale proceeds of $9,612 and $2,648 were received and returned to the cash reserves held by Series 2 and Series 5, respectively.

In September 2007, the investment general partner of Heber II Associates approved an agreement to sell the property and the transaction closed on September 25, 2008. The sales price for the property was $1,413,621, which includes the outstanding mortgage balance of approximately $1,053,621, cash proceeds to the operating general partner of $163,999, and cash proceeds to the investment limited partnership of $152,520. Of the total proceeds received, $550 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $15,000 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $136,970 were returned to cash reserves held by Series 2. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. In addition, the general partner paid the non-resident withholdings, in the amount of $11,480. The sale proceeds were received on October 2, 2008, so a receivable in the amount of $137,520 has been recorded for Series 2 as of September 30, 2008. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement and including the non-resident withholding, has been recorded in the amount of $148,450 as of September 30, 2008. In June 2009, additional sale proceeds of $20,591 were received and returned to the cash reserves held by Series 2.

Series 3

As of September 30, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had a total of ten properties at September 30, 2010, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2010 and 2009, Series 3 reflects a net loss from Operating Partnerships of $(122,179) and $(190,197), respectively, which includes depreciation and amortization of $210,282 and $235,236, respectively. This is an interim period estimate and it is not indicative of the final year end results.

Vassar LDHA LP (Manor Ridge Apartments) is a 32-unit senior property located in Vassar, MI. The property has operated below breakeven since 2007. Because of operating challenges in 2007 the tax and insurance escrows were underfunded and the 2007 real estate taxes were not paid. In an effort to address the delinquencies, management submitted a two-year workout plan to the lender, Rural Development. The workout plan was approved by Rural Development in May 2008. The primary goal of the workout plan was to pay down delinquent real estate taxes. The secondary goal was to properly fund the tax and insurance escrow accounts. According to the workout plan, the replacement reserve funding requirement was waived in 2008 which should have allowed the scheduled deposits to be allocated to the funding of the tax and insurance escrows. However, in the fourth quarter of 2008 there was a significant drop in occupancy and management was unable to honor the approved plan. As a result, Rural Development issued a servicing notice on December 23, 2008, which outlined major concerns such as under-funded reserves, unpaid real estate taxes, and underfunded tax and insurance escrows. The letter also gave the Operating Partnership a 15-day deadline to discuss the outlined concerns. Operations deteriorated further in 2009 as occupancy declined and collections decreased. Physical occupancy dropped to 56% in the fourth quarter 2009. Through the third quarter of 2010, physical occupancy remains at 56% and the property continues to operate below breakeven. Given the operating history and the condition of the local economy, in the fourth quarter 2009, the operating general partner requested the investment partnership's consent to convey the property to Rural Development in order to avoid mortgage acceleration and foreclosure. On February 11, 2010, the investment general partner consented to the conveyance. The transfer of the property was anticipated to occur in the third quarter of 2010. However, as of September 30, 2010 the transfer has not yet occurred. The operating general partner's operating deficit guarantee is unlimited in time and amount. The Operating Partnership's mortgage payments are current. On December 31, 2003, the 15-year low income housing tax credit compliance period expired with respect to Vassar LDHA LP. On April 28, 2007, the investment general partner received investor consent to liquidate the assets of Boston Capital Tax Credit Fund LP which includes Series 3. Accordingly, the investment general partner is pursuing the disposition of all properties or operating interests held by the investment partnership. Because the compliance period has expired, the transfer of the property to Rural Development will not result in the recapture of tax credits.

In February 2008, the investment general partner of Mound Plaza, Limited approved an agreement to sell the property and the transaction was anticipated to close in July 2010; however, the buyer was unable to consummate the sale and the agreement has expired.

In July 2009, the investment general partner entered into an agreement to transfer its interest in Fylex Housing Associates to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,330,088 and cash proceeds to the investment limited partner of $40,500. Of the total proceeds received, $5,536 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,500 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $27,464 were returned to cash reserves held by Series 3. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $27,464 as of September 30, 2009.

In July 2009, the investment general partner entered into an agreement to transfer its interest in Willow Street Associates to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,409,733 and cash proceeds to the investment limited partner of $43,000. Of the total proceeds received, $23 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,500 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $35,477 were returned to cash reserves held by Series 3. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $35,477 as of September 30, 2009.

Series 4

As of September 30, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had a total of three properties at September 30, 2010, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2010 and 2009, Series 4 reflects a net loss from Operating Partnerships of $(43,062) and $(14,556), respectively, which includes depreciation and amortization of $101,640 and $170,153, respectively. This is an interim period estimate and it is not indicative of the final year end results.

In April 2009, the investment general partner of Wichita West Housing Associates LP approved an agreement to sell the property and the transaction closed on October 30, 2009. The sales price for the property was $3,516,520, which includes the outstanding mortgage balance of approximately $1,355,624 and cash proceeds to the investment limited partnership of $1,920,958. Of the total proceeds received, $15,000 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale, in the amount of $1,905,958, were returned to cash reserves held by Series 4. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In December 2009, the investment partnership received additional proceeds for its share of the Operating Partnership's cash and reserves in the amount of $230,000 which was returned to the cash reserves held by Series 4. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $2,135,958 as of December 31, 2009. In June 2010, additional sale proceeds of $7,183 were received and returned to the cash reserves held by Series 4.

Series 5

As of September 30, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had one property at September 30, 2010, which was at 100% Qualified Occupancy.

For the six month periods ended September 30, 2010 and 2009, Series 5 reflects a net loss from Operating Partnerships of $(123,158) and $(103,562), respectively, which includes depreciation and amortization of $46,127 and $46,107, respectively. This is an interim period estimate and it is not indicative of the final year end results.

In September 2007, the investment general partner of Calexico Associates approved an agreement to sell the property and the transaction closed on September 25, 2008. The sales price for the property was $2,047,109, which includes the outstanding mortgage balance of approximately $1,507,109, cash proceeds to the operating general partner of $243,395, and cash proceeds to the investment limited partnerships of $177,437 and $48,921 to Series 2 and Series 5, respectively. Of the total proceeds received, $2,477 and $683, respectively, represents reporting fees due to an affiliate of the investment partnerships and the balance represents proceeds from the sale. Of the remaining proceeds, $11,758 and $3,242 from Series 2 and Series 5, respectively, was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $163,202 and $44,996 were returned to cash reserves held by Series 2 and Series 5, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnerships. After all outstanding obligations of the investment partnerships are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnerships' investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. In addition, the general partner paid the non-resident withholdings, in the amount of $13,356 and $3,682 for Series 2 and Series 5, respectively. The sale proceeds were received on October 2, 2008, so a receivable in the amount of $165,679 and $45,679 had been recorded for Series 2 and Series 5, respectively, as of September 30, 2008. Accordingly, a gain on the sale of the Operating

Partnership of the proceeds from the sale, net of the overhead and expense reimbursement and including the non-resident withholding, has been recorded in the amount of $176,558 and $48,678 for Series 2 and Series 5, respectively, as of September 30, 2008. In June 2009, additional sale proceeds of $9,612 and $2,648, were received and returned to the cash reserves held by Series 2 and Series 5, respectively.

Series 6

The series did not have any properties as of September 30, 2010 and 2009. As a result, net loss from Operating Partnerships, which include depreciation and amortization, is $0 for all periods presented.

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

Based on this guidance, the Operating Partnerships in which the Partnership invests meet the definition of a VIE.  However, management does not consolidate the Partnership's interests in these VIEs, as it is not considered to be the primary beneficiary.  The Partnership currently records the amount of its investment in these partnerships as an asset on its balance sheets, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements. The Partnership's balance in investment in Operating Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss.  The Partnership's exposure to loss on these partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the general partners and their guarantee against credit recapture.

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

In November 2008, the FASB issued accounting guidance on Equity Method Investment Accounting Considerations that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee's issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. This guidance is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Partnership adopted the guidance for the interim quarterly period beginning April 1, 2009. The adoption of this guidance does not have a material impact on the Partnership's financial condition or results of operations.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable
Item 4.	Controls & Procedures

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

There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

Boston Capital Tax Credit Fund Limited Partnership

	By:	Boston Capital Associates Limited Partnership, General Partner

	By:	BCA Associates Limited Partnership, General Partner

	By:	C&M Management, Inc., General Partner

Date: November 15, 2010	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of
1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

November 15, 2010	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), C&M Management Inc.; Director, President (Principal Executive Officer) BCTC Assignor Corp.

DATE:	SIGNATURE:	TITLE:

November 15, 2010	/s/ Marc N. Teal Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer), C&M Management Inc; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC Assignor Corp.