Form 10-Q
period 2010-12-31
BOSTON CAPITAL TAX CREDIT FUND LTD PARTNERSHIP
filed 2011-02-14
CIK 835095

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended December 31, 2010

                                             or

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
FOR THE QUARTER ENDED DECEMBER 31, 2010

TABLE OF CONTENTS
FOR THE QUARTER ENDED DECEMBER 31, 2010

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

Condensed Three Months Operations Series 3 *

Condensed Three Months Operations Series 4 15

Condensed Three Months Operations Series 5 16

Condensed Three Months Operations Series 6 17

CONDENSED Statements of Operations NINE months 18

Condensed Nine Months Operations Series 1 19

Condensed Nine Months Operations Series 2 20

Condensed Nine Months Operations Series 3 21

Condensed Nine Months Operations Series 4 22

Condensed Nine Months Operations Series 5 23

Condensed Nine Months Operations Series 6 24

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
FOR THE QUARTER ENDED DECEMBER 31, 2010

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

Item 1. Legal Proceedings 61

Item 1A. Risk Factors 61

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds 61

Item 3. Defaults Upon Senior Securities 61

Item 4. (Removed and Reserved) 61

Item 5. Other Information 61

Item 6. Exhibits 61

Signatures 62

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED BALANCE SHEETS

	December 31, 2010 (Unaudited)	March 31, 2010 (Audited)
ASSETS
Cash and cash equivalents	$ 3,066,304	$ 3,195,380

	$ 3,066,304	$ 3,195,380

LIABILITIES

Accounts payable	$ -	$ 15,000
Accounts payable affiliates (note C)	5,444,681	5,393,300

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 9,800,600 issued and 9,795,600 outstanding	(1,576,867)	(1,413,063)
General Partner	(801,510)	(799,857)
	(2,378,377)	(2,212,920)
	$ 3,066,304	$ 3,195,380

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED BALANCE SHEETS

Series 1

	December 31, 2010 (Unaudited)	March 31, 2010 (Audited)
ASSETS
Cash and cash equivalents	$ 35,858	$ 44,150

	$ 35,858	$ 44,150

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	2,626,278	2,605,542

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 1,299,900 issued and outstanding	(2,451,683)	(2,422,945)
General Partner	(138,737)	(138,447)
	(2,590,420)	(2,561,392)
	$ 35,858	$ 44,150

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED BALANCE SHEETS

Series 2

	December 31, 2010 (Unaudited)	March 31, 2010 (Audited)
ASSETS
Cash and cash equivalents	$ 1,082,679	$ 1,102,415

	$ 1,082,679	$ 1,102,415

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 830,300 issued and outstanding	1,138,064	1,157,603
General Partner	(55,385)	(55,188)
	1,082,679	1,102,415
	$ 1,082,679	$ 1,102,415

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED BALANCE SHEETS

Series 3

	December 31, 2010 (Unaudited)	March 31, 2010 (Audited)
ASSETS
Cash and cash equivalents	$ 215,446	$ 127,823

	$ 215,446	$ 127,823

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	2,818,403	2,787,758

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 2,882,200 issued and 2,877,200 outstanding	(2,344,110)	(2,400,518)
General Partner	(258,847)	(259,417)
	(2,602,957)	(2,659,935)
	$ 215,446	$ 127,823

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED BALANCE SHEETS

Series 4

	December 31, 2010 (Unaudited)	March 31, 2010 (Audited)
ASSETS
Cash and cash equivalents	$ 1,279,607	$ 1,446,635

	$ 1,279,607	$ 1,446,635

LIABILITIES

Accounts payable	$ -	$ 15,000
Accounts payable affiliates (note C)	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 2,995,300 issued and outstanding	1,514,973	1,665,481
General Partner	(235,366)	(233,846)
	1,279,607	1,431,635
	$ 1,279,607	$ 1,446,635

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED BALANCE SHEETS

Series 5

	December 31, 2010 (Unaudited)	March 31, 2010 (Audited)
ASSETS
Cash and cash equivalents	$ 452,714	$ 474,357

	$ 452,714	$ 474,357

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 489,900 issued and outstanding	489,900	511,327
General Partner	(37,186)	(36,970)
	452,714	474,357
	$ 452,714	$ 474,357

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED BALANCE SHEETS

Series 6

	December 31, 2010 (Unaudited)	March 31, 2010 (Audited)
ASSETS
Cash and cash equivalents	$ -	$ -

	$ -	$ -

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 1,303,000 issued and outstanding	75,989	75,989
General Partner	(75,989)	(75,989)
	-	-
	$ -	$ -

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

	2010	2009

Income
Interest income	$ 6,455	$ 2,238
Miscellaneous income	3,490	-
	9,945	2,238

Share of income from Operating Partnerships(Note D)	-	2,135,958

Expenses
Professional fees	894	9,199
Partnership management fees (Note C)	23,407	29,667
General and administrative fees	17,996	53,791
	42,297	92,657

NET INCOME (LOSS)	$ (32,352)	$ 2,045,539

Net income (loss) allocated to assignees	$ (32,028)	$ 2,025,083

Net income (loss) allocated to general partner	$ (324)	$ 20,456

Net income (loss) per BAC	$ (.00)	$ .21

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 1

	2010	2009

Income
Interest income	$ 60	$ 31
Miscellaneous income	118	-
	178	31

Share of income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	118	1,324
Partnership management fees (Note C)	5,016	3,756
General and administrative fees	3,154	3,176
	8,288	8,256

NET INCOME (LOSS)	$ (8,110)	$ (8,225)

Net income (loss) allocated to assignees	$ (8,029)	$ (8,143)

Net income (loss) allocated to general partner	$ (81)	$ (82)

Net income (loss) per BAC	$ (.01)	$ (.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 2

	2010	2009

Income
Interest income	$ 2,250	$ 752
Miscellaneous income	2,662	-
	4,912	752

Share of income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	65	1,066
Partnership management fees (Note C)	5,245	5,302
General and administrative fees	2,440	2,513
	7,750	8,881

NET INCOME (LOSS)	$ (2,838)	$ (8,129)

Net income (loss) allocated to assignees	$ (2,810)	$ (8,048)

Net income (loss) allocated to general partner	$ (28)	$ (81)

Net income (loss) per BAC	$ (.00)	$ (.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 3

	2010	2009

Income
Interest income	$ 370	$ 99
Miscellaneous income	118	-
	488	99

Share of income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	296	2,396
Partnership management fees (Note C)	4,038	10,215
General and administrative expenses	5,618	5,511
	9,952	18,122

NET INCOME (LOSS)	$ (9,464)	$ (18,023)

Net income (loss) allocated to assignees	$ (9,369)	$ (17,843)

Net income (loss) allocated to general partner	$ (95)	$ (180)

Net income (loss) per BAC	$ (.00)	$ (.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 4

	2010	2009

Income
Interest income	$ 3,003	$ 740
Miscellaneous income	118	-
	3,121	740

Share of income from Operating Partnerships(Note D)	-	2,135,958

Expenses
Professional fees	378	2,500
Partnership management fees (Note C)	5,367	6,621
General and administrative fees	4,827	4,782
	10,572	13,903

NET INCOME (LOSS)	$ (7,451)	$ 2,122,795

Net income (loss) allocated to assignees	$ (7,376)	$ 2,101,567

Net income (loss) allocated to general partner	$ (75)	$ 21,228

Net income (loss) per BAC	$ (.00)	$ .70

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 5

	2010	2009

Income
Interest income	$ 772	$ 326
Miscellaneous income	474	-
	1,246	326

Share of income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	37	780
Partnership management fees (Note C)	3,741	3,773
General and administrative fees	1,957	2,062
	5,735	6,615

NET INCOME (LOSS)	$ (4,489)	$ (6,289)

Net income (loss) allocated to assignees	$ (4,444)	$ (6,226)

Net income (loss) allocated to general partner	$ (45)	$ (63)

Net income (loss) per BAC	$ (.01)	$ (.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 6

	2010	2009

Income
Interest income	$ -	$ 290
Miscellaneous income	-	-
	-	290

Share of income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	-	1,133
Partnership management fees (Note C)	-	-
General and administrative expenses	-	35,747
	-	36,880

NET INCOME (LOSS)	$ -	$ (36,590)

Net income (loss) allocated to assignees	$ -	$ (36,224)

Net income (loss) allocated to general partner	$ -	$ (366)

Net income (loss) per BAC	$ -	$ (.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

	2010	2009

Income
Interest income	$ 19,948	$ 7,992
Miscellaneous income	100,594	23,618
	120,542	31,610

Share of income from Operating Partnerships(Note D)	7,183	2,231,750

Expenses
Professional fees	56,163	77,892
Partnership management fees (Note C)	67,603	77,214
General and administrative fees	39,493	95,646
	163,259	250,752

NET INCOME (LOSS)	$ (35,534)	$ 2,012,608

Net income (loss) allocated to assignees	$ (35,180)	$ 1,992,482

Net income (loss) allocated to general partner	$ (354)	$ 20,126

Net income (loss) per BAC	$ (.00)	$ .20

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 1

	2010	2009

Income
Interest income	$ 243	$ 122
Miscellaneous income	118	73
	361	195

Share of income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	10,455	11,464
Partnership management fees (Note C)	11,788	7,459
General and administrative fees	7,146	9,317
	29,389	28,240

NET INCOME(LOSS)	$ (29,028)	$ (28,045)

Net income (loss) allocated to assignees	$ (28,738)	$ (27,765)

Net income (loss) allocated to general partner	$ (290)	$ (280)

Net income (loss) per BAC	$ (.02)	$ (.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 2

	2010	2009

Income
Interest income	$ 7,019	$ 2,706
Miscellaneous income	2,662	-
	9,681	2,706

Share of income from Operating Partnerships(Note D)	-	30,203

Expenses
Professional fees	8,629	11,155
Partnership management fees (Note C)	14,844	13,364
General and administrative fees	5,944	7,641
	29,417	32,160

NET INCOME(LOSS)	$ (19,736)	$ 749

Net income (loss) allocated to assignees	$ (19,539)	$ 742

Net income (loss) allocated to general partner	$ (197)	$ 7

Net income (loss) per BAC	$ (.02)	$ .00

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 3

	2010	2009

Income
Interest income	$ 1,133	$ 357
Miscellaneous income	97,222	52
	98,355	409

Share of income from Operating Partnerships(Note D)	-	62,941

Expenses
Professional fees	16,083	18,558
Partnership management fees (Note C)	13,648	20,677
General and administrative expenses	11,646	16,557
	41,377	55,792

NET INCOME(LOSS)	$ 56,978	$ 7,558

Net income (loss) allocated to assignees	$ 56,408	$ 7,482

Net income (loss) allocated to general partner	$ 570	$ 76

Net income (loss) per BAC	$ .02	$ .00

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 4

	2010	2009

Income
Interest income	$ 8,789	$ 972
Miscellaneous income	118	23,493
	8,907	24,465

Share of income from Operating Partnerships(Note D)	7,183	2,135,958

Expenses
Professional fees	12,614	14,656
Partnership management fees (Note C)	16,101	24,732
General and administrative fees	9,480	14,688
	38,195	54,076

NET INCOME(LOSS)	$ (22,105)	$ 2,106,347

Net income (loss) allocated to assignees	$ (21,884)	$ 2,085,284

Net income (loss) allocated to general partner	$ (221)	$ 21,063

Net income (loss) per BAC	$ (.01)	$ .70

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 5

	2010	2009

Income
Interest income	$ 2,764	$ 1,193
Miscellaneous income	474	-
	3,238	1,193

Share of income from Operating Partnerships(Note D)	-	2,648

Expenses
Professional fees	8,382	9,682
Partnership management fees (Note C)	11,222	10,982
General and administrative fees	5,277	6,077
	24,881	26,741

NET INCOME(LOSS)	$ (21,643)	$ (22,900)

Net income (loss) allocated to assignees	$ (21,427)	$ (22,671)

Net income (loss) allocated to general partner	$ (216)	$ (229)

Net income (loss) per BAC	$ (.04)	$ (.05)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 6

	2010	2009

Income
Interest income	$ -	$ 2,642
Miscellaneous income	-	-
	-	2,642

Share of income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	-	12,377
Partnership management fees (Note C)	-	-
General and administrative expenses	-	41,366
	-	53,743

NET INCOME(LOSS)	$ -	$ (51,101)

Net income (loss) allocated to assignees	$ -	$ (50,590)

Net income (loss) allocated to general partner	$ -	$ (511)

Net income (loss) per BAC	$ -	$ (.04)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2010

(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2010	$(1,413,063)	$ (799,857)	$(2,212,920)

Distributions	(128,624)	(1,299)	(129,923)

Net income (loss)	(35,180)	(354)	(35,534)

Partners' capital (deficit), December 31, 2010	$(1,576,867)	$ (801,510)	$(2,378,377)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2010

(Unaudited)

	Assignees	General Partner	Total
Series 1
Partners' capital (deficit) April 1, 2010	$(2,422,945)	$ (138,447)	$(2,561,392)

Distributions	-	-	-

Net income (loss)	(28,738)	(290)	(29,028)

Partners' capital (deficit), December 31, 2010	$(2,451,683)	$ (138,737)	$(2,590,420)

Series 2
Partners' capital (deficit) April 1, 2010	$ 1,157,603	$ (55,188)	$ 1,102,415

Distributions	-	-	-

Net income (loss)	(19,539)	(197)	(19,736)

Partners' capital (deficit), December 31, 2010	$ 1,138,064	$ (55,385)	$ 1,082,679

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2010

(Unaudited)

	Assignees	General Partner	Total
Series 3
Partners' capital (deficit) April 1, 2010	$(2,400,518)	$ (259,417)	$(2,659,935)

Distributions	-	-	-

Net income (loss)	56,408	570	56,978

Partners' capital (deficit), December 31, 2010	$(2,344,110)	$ (258,847)	$(2,602,957)

Series 4
Partners' capital (deficit) April 1, 2010	$ 1,665,481	$ (233,846)	$ 1,431,635

Distributions	(128,624)	(1,299)	(129,923)

Net income (loss)	(21,884)	(221)	(22,105)

Partners' capital (deficit), December 31, 2010	$ 1,514,973	$ (235,366)	$ 1,279,607

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2010

(Unaudited)

	Assignees	General Partner	Total
Series 5
Partners' capital (deficit) April 1, 2010	$ 511,327	$ (36,970)	$ 474,357

Distributions	-	-	-

Net income (loss)	(21,427)	(216)	(21,643)

Partners' capital (deficit), December 31, 2010	$ 489,900	$ (37,186)	$ 452,714

Series 6
Partners' capital (deficit) April 1, 2010	$ 75,989	$ (75,989)	$ -

Distributions	-	-	-

Net income (loss)	-	-	-

Partners' capital (deficit), December 31, 2010	$ 75,989	$ (75,989)	$ -

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

	2010	2009
Cash flows from operating activities:

Net Income (loss)	$ (35,534)	$ 2,012,608
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(7,183)	(2,231,750)
Changes in assets and liabilities
Increase (Decrease) in accounts payable	(15,000)	13,384
Increase (Decrease) in accounts payable affiliates	51,381	(800,458)

Net cash (used in) provided by operating activities	(6,336)	(1,006,216)

Cash flows from investing activity:

Proceeds from disposition of operating limited partnerships	7,183	2,231,750

Net cash (used in) provided by investing activity	7,183	2,231,750

Cash flows from financing activity:

Distributions	(129,923)	(1,303,000)

Net cash (used in) provided by financing activity	(129,923)	(1,303,000)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(129,076)	(77,466)

Cash and cash equivalents, beginning	3,195,380	3,297,198

Cash and cash equivalents, ending	$ 3,066,304	$ 3,219,732

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 1

	2010	2009
Cash flows from operating activities:

Net Income (loss)	$ (29,028)	$ (28,045)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	-
Changes in assets and liabilities
Increase (Decrease) in accounts payable	-	-
Increase (Decrease) in accounts payable affiliates	20,736	20,756

Net cash (used in) provided by operating activities	(8,292)	(7,289)

Cash flows from investing activity:

Proceeds from disposition of operating limited partnerships	-	-

Net cash (used in) provided by investing activity	-	-

Cash flows from financing activity:

Distributions	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,292)	(7,289)

Cash and cash equivalents, beginning	44,150	53,723

Cash and cash equivalents, ending	$ 35,858	$ 46,434

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 2

	2010	2009
Cash flows from operating activities:

Net Income (loss)	$ (19,736)	$ 749
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	(30,203)
Changes in assets and liabilities
Increase (Decrease) in accounts payable	-	-
Increase (Decrease) in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(19,736)	(29,454)

Cash flows from investing activity:

Proceeds from disposition of operating limited partnerships	-	30,203

Net cash (used in) provided by investing activity	-	30,203

Cash flows from financing activity:

Distributions	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(19,736)	749

Cash and cash equivalents, beginning	1,102,415	1,108,583

Cash and cash equivalents, ending	$ 1,082,679	$ 1,109,332

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 3

	2010	2009
Cash flows from operating activities:

Net Income (loss)	$ 56,978	$ 7,558
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	(62,941)
Changes in assets and liabilities
Increase (Decrease) in accounts payable	-	-
Increase (Decrease) in accounts payable affiliates	30,645	(15,039)

Net cash (used in) provided by operating activities	87,623	(70,422)

Cash flows from investing activity:

Proceeds from disposition of operating limited partnerships	-	62,941

Net cash (used in) provided by investing activity	-	62,941

Cash flows from financing activity:

Distributions	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	87,623	(7,481)

Cash and cash equivalents, beginning	127,823	140,154

Cash and cash equivalents, ending	$ 215,446	$ 132,673

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 4

	2010	2009
Cash flows from operating activities:

Net Income (loss)	$ (22,105)	$ 2,106,347
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(7,183)	(2,135,958)
Changes in assets and liabilities
Increase (Decrease) in accounts payable	(15,000)	15,000
Increase (Decrease) in accounts payable affiliates	-	(806,175)

Net cash (used in) provided by operating activities	(44,288)	(820,786)

Cash flows from investing activity:

Proceeds from disposition of operating limited partnerships	7,183	2,135,958

Net cash (used in) provided by investing activity	7,183	2,135,958

Cash flows from financing activity:

Distributions	(129,923)	-

Net cash (used in) provided by financing activity	(129,923)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(167,028)	1,315,172

Cash and cash equivalents, beginning	1,446,635	136,149

Cash and cash equivalents, ending	$ 1,279,607	$ 1,451,321

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 5

	2010	2009
Cash flows from operating activities:

Net Income (loss)	$ (21,643)	$ (22,900)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	(2,648)
Changes in assets and liabilities
Increase (Decrease) in accounts payable	-	-
Increase (Decrease) in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(21,643)	(25,548)

Cash flows from investing activity:

Proceeds from disposition of operating limited partnerships	-	2,648

Net cash (used in) provided by investing activity	-	2,648

Cash flows from financing activity:

Distributions	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(21,643)	(22,900)

Cash and cash equivalents, beginning	474,357	502,872

Cash and cash equivalents, ending	$ 452,714	$ 479,972

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 6

	2010	2009
Cash flows from operating activities:

Net Income (loss)	$ -	$ (51,101)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	-
Changes in assets and liabilities
Increase (Decrease) in accounts payable	-	(1,616)
Increase (Decrease) in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	-	(52,717)

Cash flows from investing activity:

Proceeds from disposition of operating limited partnerships	-	-

Net cash (used in) provided by investing activity	-	-

Cash flows from financing activity:

Distributions	-	(1,303,000)

Net cash (used in) provided by financing activity	-	(1,303,000)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	(1,355,717)

Cash and cash equivalents, beginning	-	1,355,717

Cash and cash equivalents, ending	$ -	$ -

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 2010

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

Pursuant to the Securities Act of 1933, the Partnership filed a Form S-11 Registration Statement with the Securities and Exchange Commission, effective August 29, 1988, which covered the offering (the "Public Offering") of the Partnership's beneficial assignee certificates ("BACs") representing assignments of units of the beneficial interest of the limited partnership interest of the assignor limited partner. The Partnership registered 10,000,000 BACs at $10 per BAC for sale to the public in six series. Offers and sales of BACs in Series 1 through Series 6 of the Partnership were completed and the last of the BACs in Series 6 were issued by the Partnership on September 29, 1989. The Partnership sold 1,299,900 of Series 1 BACs, 830,300 of Series 2 BACs, 2,882,200 of Series 3 BACs, 2,995,300 of Series 4 BACs, 489,900 of Series 5 BACs and 1,303,000 of Series 6 BACs. As of December 31, 2010 2,877,200 BACs in Series 3 are outstanding. The Partnership is no longer offering and does not intend to offer any additional BACs.

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2010
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of December 31, 2010 and for the nine months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Partnership in acquiring the investments in Operating Partnerships are capitalized to the investment account. The Partnership's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's Annual Report on Form 10-K.

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has entered into several transactions with various affiliates of the general partner of the Partnership, including Boston Capital Holdings LP, Boston Capital Partners, Inc. and Boston Capital Asset Management Limited Partnership.

Accounts payable - affiliates at December 31, 2010 and 2009 represents accrued general and administrative expenses, accrued partnership management fees, and advances from an affiliate of the general partner of the Partnership, which are payable to Boston Capital Holdings LP and Boston Capital Asset Management Limited Partnership.

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2010
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

An annual partnership management fee based on .375 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. Since reporting fees collected by the series were added to reserves and not paid to Boston Capital Asset Management Limited Partnership, the amounts accrued are not net of reporting fees received. The partnership management fees accrued for the quarters ended December 31, 2010 and 2009 are as follows:
	2010	2009

Series 1	$ 5,016	$ 5,016
Series 2	5,418	5,418
Series 3	10,215	10,215
Series 4	5,367	6,621
Series 5	3,837	3,837
Series 6	-	-
	$ 29,853	$ 31,107

The partnership management fees paid for the quarters ended December 31, 2010 and 2009 are as follows:
	2010	2009
Series 1	$ -	$ -
Series 2	5,418	5,418
Series 3	-	50,000
Series 4	5,367	626,553
Series 5	3,837	3,837
Series 6	-	-
	$ 14,622	$ 685,808

The partnership management fees paid for the nine months ended December 31, 2010 and 2009 are as follows:
	2010	2009
Series 1	$ -	$ -
Series 2	16,254	16,254
Series 3	-	50,000
Series 4	16,101	626,553
Series 5	11,511	11,511
Series 6	-	-
	$ 43,866	$ 704,318

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At December 31, 2010 and 2009, the Partnership had limited partnership interests in 18 and 19 Operating Partnerships, respectively, which own operating apartment complexes as follows:

Series	2010	2009
1	4	4
2	1	1
3	9	10
4	3	3
5	1	1
6	-	-
	18	19

Under the terms of the Partnership's investment in each Operating Partnership, the Partnership was required to make capital contributions to the Operating Partnerships. These contributions were payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. At December 31, 2010 and 2009, all capital contributions had been paid.

During the nine months ended December 31, 2010 the Partnership disposed of one Operating Partnership and received additional proceeds from one Operating Partnership disposed of in the prior year. A summary of the dispositions by Series for December 31, 2010 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Partnership Proceeds from Disposition	Gain/(Loss) on Disposition
Series 1	-	-	$-	$-
Series 2	-	-	-	-
Series 3	1	-	-	-
Series 4	-	-	7,183	7,183
Series 5	-	-	-	-
Series 6	-	-	-	-
Total	1	-	$7,183	$7,183

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2010
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

The Partnership's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the nine months ended September 30, 2010.

The combined condensed unaudited summarized statements of operations of the Operating Partnerships for the nine months ended September 30, 2010 and 2009 are as follows:

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months ended September 30,
(Unaudited)

	2010	2009

Revenues
Rental	$ 3,060,405	$ 3,565,274
Interest and other	134,082	132,768

	3,194,487	3,698,042

Expenses
Interest	755,299	825,502
Depreciation and amortization	810,345	882,185
Operating expenses	2,425,982	2,740,043
	3,991,626	4,447,730

NET LOSS	$ (797,139)	$ (749,688)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (789,168)	$ (742,192)

Net loss allocated to other Partners	$ (7,971)	$ (7,496)

* Amounts include $789,168 and $742,192 for 2010 and 2009, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months ended September 30,
(Unaudited)

Series 1

	2010	2009

Revenues
Rental	$ 557,739	$ 551,851
Interest and other	20,642	23,784

	578,381	575,635

Expenses
Interest	74,500	65,332
Depreciation and amortization	164,180	142,434
Operating expenses	434,520	414,457
	673,200	622,223

NET LOSS	$ (94,819)	$ (46,588)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (93,871)	$ (46,122)

Net loss allocated to other Partners	$ (948)	$ (466)

* Amounts include $93,871 and $46,122 for 2010 and 2009, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months ended September 30,
(Unaudited)

Series 2

	2010	2009

Revenues
Rental	$ 537,142	$ 555,291
Interest and other	38,838	29,680

	575,980	584,971

Expenses
Interest	267,890	257,206
Depreciation and amortization	124,403	124,350
Operating expenses	496,243	496,358
	888,536	877,914

NET LOSS	$ (312,556)	$ (292,943)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (309,430)	$ (290,014)

Net loss allocated to other Partners	$ (3,126)	$ (2,929)

* Amounts include $309,430 and $290,014 for 2010 and 2009, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months ended September 30,
(Unaudited)

Series 3
	2010	2009

Revenues
Rental	$ 1,233,913	$ 1,399,809
Interest and other	35,670	43,740

	1,269,583	1,443,549

Expenses
Interest	159,352	188,868
Depreciation and amortization	308,597	334,218
Operating expenses	960,517	1,135,009
	1,428,466	1,658,095

NET LOSS	$ (158,883)	$ (214,546)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (157,294)	$ (212,401)

Net loss allocated to other partners	$ (1,589)	$ (2,145)

* Amounts include $157,294 and $212,401 for 2010 and 2009, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months ended September 30,
(Unaudited)

Series 4

	2010	2009

Revenues
Rental	$ 432,863	$ 749,482
Interest and other	17,331	19,056

	450,194	768,538

Expenses
Interest	104,562	171,043
Depreciation and amortization	143,974	212,022
Operating expenses	258,702	418,155
	507,238	801,220

NET LOSS	$ (57,044)	$ (32,682)

Net income loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (56,474)	$ (32,355)

Net loss allocated to other Partners	$ (570)	$ (327)

* Amounts include $56,474 and $32,355 for 2010 and 2009, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months ended September 30,
(Unaudited)

Series 5
	2010	2009

Revenues
Rental	$ 298,748	$ 308,841
Interest and other	21,601	16,508

	320,349	325,349

Expenses
Interest	148,995	143,053
Depreciation and amortization	69,191	69,161
Operating expenses	276,000	276,064
	494,186	488,278

NET LOSS	$ (173,837)	$ (162,929)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (172,099)	$ (161,300)

Net loss allocated to other Partners	$ (1,738)	$ (1,629)

* Amounts include $172,099 and $161,300 for 2010 and 2009, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months ended September 30,
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

December 31, 2010
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

NOTE G - PLAN OF LIQUIDATION

On April 27, 2007, BAC holders approved a Plan of Liquidation and Dissolution for the Partnership (the "Plan"). Pursuant to the Plan, the general partner may, without further action by the BAC holders, sell the remaining assets held by the Partnership. It is anticipated that sale of all the apartment complexes will be completed sometime in 2011. However, because of numerous uncertainties, the liquidation may take longer or shorter than expected, and the final liquidating distribution may occur months after all of the apartment complexes have been sold. Because the liquidation of the Partnership was not imminent, as of December 31, 2010, the financial statements are presented assuming the Partnership will continue as a going concern.

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

The Partnership is currently accruing the annual partnership management fee. Partnership management fees accrued during the quarter ended December 31, 2010 were $29,853 and total partnership management fees accrued as of December 31, 2010 were $4,805,200. During the quarter and the nine months ended December 31, 2010, $14,622 and $43,866, respectively, of accrued partnership management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Partnership receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Partnership's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Partnership. The Partnership is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Partnership.

As of December 31, 2010, an affiliate of the general partner of the Partnership advanced a total of $639,481 to the Partnership to pay various operating expenses of the Partnership, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. During the nine months ended December 31, 2010, $5,688 was advanced. Below is a summary, by series, of the total advances made to date.
	Nine Months Ended	Total
Series 1	$ 5,688	$165,847
Series 3	-	473,634
	$ 5,688	$639,481

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships. During the nine months ended December 31, 2010 there were no payments paid to the affiliates of the general partner.

Capital Resources

The Partnership offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on August 29, 1988. The Partnership received and accepted subscriptions for $97,746,940 representing 9,800,600 BACs from investors admitted as BAC Holders in Series 1 through Series 6 of the Partnership. Offers and sales of BACs in Series 1 through Series 6 of the Partnership were completed and the last of the BACs in Series 6 were issued by the Partnership on September 29, 1989. At December 31, 2010 and 2009 the Partnership had limited partnership equity interests in 18 and 19 Operating Partnerships, respectively.

As of December 31, 2010, the Partnership had $3,066,304 remaining in cash and cash equivalents. Below is a table which provides, by series, the equity raised, number of BACs sold, final date BACs were offered, number of properties acquired, and cash and cash equivalents.

Series	Equity	BACs	Final Close Date	Number of Properties	Proceeds Remaining
1	$12,999,000	1,299,900	12/18/88	4	$ 35,858
2	8,303,000	830,300	03/30/89	1	1,082,679
3	28,822,000	2,882,200	03/14/89	9	215,446
4	29,788,160	2,995,300	07/07/89	3	1,279,607
5	4,899,000	489,900	08/22/89	1	452,714
6	12,935,780	1,303,000	09/29/89	-	-

	$97,746,940	9,800,600		18	$3,066,304

Results of Operations

At December 31, 2010 and 2009, the Partnership held limited partnership interests in 18 and 19 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which initially complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Partnership believes that there is adequate casualty insurance on the properties.

The Partnership incurs an annual partnership management fee to the general partner of the Partnership and/or its affiliates in an amount equal to 0.375% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various partnership management and reporting fees paid by the Operating Partnerships. The partnership management fees incurred and the reporting fees paid by the Operating Partnerships for the three and nine months ended December 31, 2010 are as follows:
	3 Months Management Fee Net of Reporting Fee	3 Months Reporting Fee	9 Months Management Fee Net of Reporting Fee	9 Months Reporting Fee
Series 1	5,016	-	11,788	3,260
Series 2	5,245	173	14,844	1,410
Series 3	4,038	6,177	13,648	16,997
Series 4	5,367	-	16,101	-
Series 5	3,741	96	11,222	289
Series 6	-	-	-	-
	$23,407	$6,446	$67,603	$21,956

The Partnership's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested. The Partnership's investments in Operating Partnerships have been made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 1

As of December 31, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had a total of four properties at December 31, 2010, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2010 and 2009, Series 1 reflects a net loss from Operating Partnerships of $(94,819) and $(46,588), respectively, which includes depreciation and amortization of $164,180 and $142,434, respectively. This is an interim period estimate and it is not indicative of the final year end results.

Series 2

As of December 31, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had one property at December 31, 2010, which was at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2010 and 2009, Series 2 reflects a net loss from Operating Partnerships of $(312,556) and $(292,943), respectively, which includes depreciation and amortization of $124,403 and $124,350, respectively. This is an interim period estimate and it is not indicative of the final year end results.

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

Series 3

As of December 31, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had a total of nine properties at December 31, 2010, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2010 and 2009, Series 3 reflects a net loss from Operating Partnerships of $(158,883) and $(214,546), respectively, which includes depreciation and amortization of $308,597 and $334,218, respectively. This is an interim period estimate and it is not indicative of the final year end results.

Vassar LDHA LP (Manor Ridge Apartments) is a 32-unit senior property located in Vassar, MI. The property has operated below breakeven since 2007. Because of operating challenges in 2007 the tax and insurance escrows were underfunded and the 2007 real estate taxes were not paid. In an effort to address the delinquencies, management submitted a two-year workout plan to the lender, Rural Development. The workout plan was approved by Rural Development in May 2008. The primary goal of the workout plan was to pay down delinquent real estate taxes. The secondary goal was to properly fund the tax and insurance escrow accounts. According to the workout plan, the replacement reserve funding requirement was waived in 2008 which should have allowed the scheduled deposits to be allocated to the funding of the tax and insurance escrows. However, in the fourth quarter of 2008 there was a significant drop in occupancy and management was unable to honor the approved plan. As a result, Rural Development issued a servicing notice on December 23, 2008, which outlined major concerns such as under-funded reserves, unpaid real estate taxes, and underfunded tax and insurance escrows. The letter also gave the Operating Partnership a 15-day deadline to discuss the outlined concerns. Operations deteriorated further in 2009 as occupancy declined and collections decreased. Physical occupancy dropped to 56% in the fourth quarter 2009. Through the third quarter of 2010, physical occupancy remains at 56% and the property continues to operate below breakeven. Given the operating history and the condition of the local economy, in the fourth quarter 2009, the operating general partner requested the investment partnership's consent to convey the property to Rural Development. On February 11, 2010, the investment general partner consented to the conveyance. Rural Development refused to accept the conveyance and on October 1, 2010 foreclosed on the property. On December 31, 2003, the 15-year low income housing tax credit compliance period expired with respect to Vassar LDHA LP. Because the compliance period has expired, the transfer of the property to Rural Development will not result in the recapture of tax credits. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no loss or gain on the transfer of the Operating Partnership has been recorded as of December 31, 2010.

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

Series 4

As of December 31, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had a total of three properties at December 31, 2010, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2010 and 2009, Series 4 reflects a net loss from Operating Partnerships of $(57,044) and $(32,682), respectively, which includes depreciation and amortization of $143,974 and $212,022, respectively. This is an interim period estimate and it is not indicative of the final year end results.

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

Series 5

As of December 31, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had one property at December 31, 2010, which was at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2010 and 2009, Series 5 reflects a net loss from Operating Partnerships of $(173,837) and $(162,929), respectively, which includes depreciation and amortization of $69,191 and $69,161, respectively. This is an interim period estimate and it is not indicative of the final year end results.

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

Series 6

The series did not have any properties as of December 31, 2010 and 2009. As a result, net loss from Operating Partnerships, which include depreciation and amortization, is $0 for all periods presented.

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

Based on this guidance, the Operating Partnerships in which the Partnership invests meet the definition of a VIE because the owners of the equity at risk in these entities do not have the power to direct their operations.  However, management does not consolidate the Partnership's interests in these VIEs, as it is not considered to be the primary beneficiary since it does not have the power to direct the activities that are considered most significant to the economic performance of these entities.  The Partnership currently records the amount of its investment in these partnerships as an asset on its balance sheets, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements. The Partnership's balance in investment in Operating Partnerships represents its maximum exposure to loss.  The Partnership's exposure to loss on these partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the general partners and their guarantee against credit recapture to the investors of the Partnership.

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

There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

Boston Capital Tax Credit Fund Limited Partnership

	By:	Boston Capital Associates Limited Partnership, General Partner

	By:	BCA Associates Limited Partnership, General Partner

	By:	C&M Management, Inc., General Partner

Date: February 14, 2011	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of
1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

February 14, 2011	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), C&M Management Inc.; Director, President (Principal Executive Officer) BCTC Assignor Corp.

DATE:	SIGNATURE:	TITLE:

February 14, 2011	/s/ Marc N. Teal Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer), C&M Management Inc; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC Assignor Corp.