Form 10-K
period 2011-03-31
BOSTON CAPITAL TAX CREDIT FUND LTD PARTNERSHIP
filed 2011-06-29
CIK 835095

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended March 31, 2011 or

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
Beneficial Assignee Certificates

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

None.

BOSTON CAPITAL TAX CREDIT FUND LIMITED PARTNERSHIP
Form 10-K ANNUAL REPORT
FOR THE YEAR ENDED MARCH 31, 2011

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

A Registration Statement on Form S-11 and the related prospectus, (together with each subsequently filed prospectus, the "Prospectus") was filed with the Securities and Exchange Commission and became effective August 29, 1988 in connection with a public offering (together with each subsequent offering of BACs described herein, the "Offering") of Series 1 through 6. The Partnership raised $97,746,940 in six series representing a total of 9,800,600 BACs.  The offering of BACs in all series ended on September 29, 1989.

Description of Business

The Partnership's principal business is to invest as a limited partner in other limited partnerships (the "Operating Partnerships"), each of which was to own or lease and operate an apartment complex exclusively or partially for low- and moderate-income tenants.  Each Operating Partnership in which the Partnership has invested owns an apartment complex which is completed, newly-constructed, or newly-rehabilitated. Each apartment complex qualified for the low-income housing tax credit under Section 42 of the Code (the "Federal Housing Tax Credit"), providing tax benefits over a period of eleven years in the form of tax credits which investors may use to offset income, subject to strict limitations, from other sources.  Some of the apartment complexes also qualified for the historic rehabilitation tax credit under Section 47 of the Code (the "Rehabilitation Tax Credit"). Section 236 (f) (ii) of the National Housing Act, as amended, and Section 101 of the Housing and Urban Development Act of 1965 (HUD), as amended, each provide for the making by HUD of rent supplement payments to low income tenants in properties which receive other forms of federal assistance including tax credits.  The payments for each tenant, which are made directly to the owner of their property, generally are in amounts to enable the tenant to pay rent equal to 30% of the adjusted family income.  Some of the apartment complexes in which the Partnership has invested are receiving these rent supplements from HUD.  HUD has been in the process of converting rent supplement assistance to assistance paid not to the owner of the apartment complex, but directly to the individuals.  At this time, the Partnership is unable to predict whether Congress will continue rent supplement programs payable directly to owners of apartment complexes.

At March 31, 2011, the Partnership had limited partnership equity interests in eighteen operating partnerships which own operating apartment complexes as follows: four in Series 1; one in Series 2; nine in Series 3; three in Series 4; one in Series 5; and zero in Series 6.  A description of these Operating Partnerships is set forth in Item 2 herein.

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

Plan of Liquidation

On March 13, 2007, our General Partner recommended that the BAC holders approve a plan of liquidation and dissolution for the Partnership, or the “Plan.”  The Plan was approved by the BAC holders on April 27, 2007, and was adopted by the General Partner on April 30, 2007.   Pursuant to the Plan, the General Partner may, without further action by the BAC holders:

●	liquidate the assets and wind up the business of the Partnership;
●	make liquidating distributions in cancellation of the BACs;
●	dissolve the Partnership after the sale of all of the Partnership's assets; and
●
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

Since the approval of the Plan by the BAC holders, we have continued to seek to sell the assets of the Partnership and use the sales proceeds and/or other Partnership funds to pay all expenses in connection with such sales, pay or make provision for payment of all Partnership obligations and liabilities, including accrued fees and unpaid loans to the General Partner, and distribute the remaining assets as set forth in the Partnership Agreement. We expected to complete the sale of the apartment complexes approximately three to four years after the BAC holders' approval of the Plan, which was April 27, 2007. However the liquidation has taken longer than expected and the final liquidating distribution will occur months after all of the apartment complexes have been sold.

For additional information regarding the sale of Partnership assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations " in this Annual Report on Form 10-K.

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

●	difficulties in obtaining rent increases;
●	limitations on cash distributions;
●	limitations on sales or refinancing of Operating Partnerships;
●	limitations on transfers of interests in Operating Partnerships;
●	limitations on removal of general partners;
●	limitations on subsidy programs; and
●	possible changes in applicable regulations.

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

The sale or refinancing of the apartment complexes is dependent upon the following material factors:

●	The necessity of obtaining the consent of the operating general partners;
●	The necessity of obtaining the approval of any governmental agency(ies) providing government assistance to the apartment complex; and
●	The uncertainty of the market.

Any sale may occur well after the fifteen-year federal housing tax credit compliance period.

We have insufficient sources of cash to pay our existing liabilities.

We currently do not have sufficient cash resources to satisfy our financial liabilities.  Furthermore, we do not anticipate that we will have sufficient available cash to pay our future financial liabilities.  Substantially all of our existing liabilities are payable to our general partner and its affiliates.  Though the amounts payable to the general partner and its affiliates are contractually currently payable, we do not believe that the general partner or its affiliates will demand immediate payment of these contractual obligations in the near term; however, there can be no assurance that this will be the case.  We would be materially adversely affected if the general partner or its affiliates demanded payment in the near term of our existing contractual liabilities or suspended the provision of services to us because of our inability to satisfy these obligations.   All monies currently deposited, or that will be deposited in the future, into the Partnership's working capital reserves are intended to be utilized to pay our existing and future liabilities.

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
Not applicable.

Item 2. Properties

The Partnership has acquired a limited partnership interest in each of the eighteen Operating Partnerships identified in the following tables. In each instance the apartment complexes owned by the applicable Operating Partnerships are eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a designated percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy". Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus, as supplemented, or applicable Report on Form 8-K. The general partner believes that there is adequate casualty insurance on the properties.

Please refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a more detailed discussion of operational difficulties experienced by certain of the Operating Partnerships.

Boston Capital Tax Credit Fund Limited Partnership - Series 1

PROPERTY PROFILES AS OF MARCH 31, 2011

Property Name	Location	Units	Mortgage Balance As Of 12/31/10	Construction Completion	Qualified Occupancy 3/31/11	Capital Contrib- uted

Country Knoll	Coldwater, MI	32	$891,798	07/89	100%	$202,610

Green Acres Apartments	Yulee, FL	47	1,398,849	08/89	100%	394,500

Westchase Apartments	Three Rivers, MI	32	917,484	07/89	100%	202,610

Wood Creek Manor	Saulte St. Marie, MI	32	918,310	07/89	100%	213,390

Boston Capital Tax Credit Fund Limited Partnership - Series 2

PROPERTY PROFILES AS OF MARCH 31, 2011

Property Name	Location	Units	Mortgage Balance As Of 12/31/10	Construction Completion	Qualified Occupancy 3/31/11	Capital Contrib- uted
Annadale Apartments	Fresno, CA	222	$15,026,391	06/90	100%	$1,736,542

Boston Capital Tax Credit Fund Limited Partnership - Series 3

PROPERTY PROFILES AS OF MARCH 31, 2011

Property Name	Location	Units	Mortgage Balance As Of 12/31/10	Construction Completion	Qualified Occupancy 3/31/11	Capital Contrib- uted

Cruz Bay Apartments	St. John, USVI	20	$1,416,966	02/89	100%	$285,820

Greenwood Apartments	Owosso, MI	48	1,355,425	08/89	100%	312,090

Jackson Apartments	Jackson, WY	28	1,126,933	07/89	100%	225,000

Lake North Apartments	Lady Lake, FL	36	984,416	01/89	100%	220,780

Maplewood Apartments	Cloquet, MN	24	716,582	04/89	79%	150,800

Mound Plaza Apartments	Moundville, AL	24	591,882	09/89	100%	129,465

Oak Crest Manor II	Brainerd, MN	30	860,903	05/89	100%	168,130

Ripon Apartments	Ripon, WI	24	799,964	07/89	100%	176,260

Sun Village Apartments	Groveland, FL	34	979,592	05/88	100%	211,880

Boston Capital Tax Credit Fund Limited Partnership - Series 4

PROPERTY PROFILES AS OF MARCH 31, 2011

Property Name	Location	Units	Mortgage Balance As Of 12/31/10	Construction Completion	Qualified Occupancy 3/31/11	Capital Contrib- uted

Ault Apartments	Ault, CO	16	$447,318	07/89	100%	$92,232

Cambria Commons	Cambria, NY	24	1,034,192	07/89	100%	367,600

Meadowcrest Apartments	Southfield, MI	83	2,501,294	10/90	100%	1,055,404

Boston Capital Tax Credit Fund Limited Partnership - Series 5

PROPERTY PROFILES AS OF MARCH 31, 2011

Property Name	Location	Units	Mortgage Balance As Of 12/31/10	Construction Completion	Qualified Occupancy 3/31/11	Capital Contrib- uted
Annadale Apartments	Fresno, CA	222	$15,026,391	06/90	100%	$1,161,810

Boston Capital Tax Credit Fund Limited Partnership - Series 6

PROPERTY PROFILES AS OF MARCH 31, 2011

ALL Properties in Series 6 have been disposed of as of March 31, 2009.

Item 3.	Legal Proceedings

None.

Item 4.	(Removed and Reserved.)

PART II

Item 5.	Market for the Partnership's Limited Partnership Interests, Related Partnership Matters, and Issuer Parchases of Partnership Interests

(a)	Market Information

The Partnership is classified as a limited partnership and does not have common stock.  There is no established public trading market for the BACs and it is not anticipated that any public market will develop.

(b)	Approximate number of security holders.

As of March 31, 2011, the Partnership has 6,556 registered BAC Holders for an aggregate of 9,800,600 BACs which were offered a subscription price of $10 per BAC.

The BACs were issued in series.  Series 1 had 902 investors holding 1,299,900 BACs; Series 2 had 644 investors holding 830,300 BACs; Series 3 had 2,034 investors holding 2,882,200 BACs; Series 4 had 1,842 investors holding 2,995,300 BACs; Series 5 had 361 investors holding 489,900 BACs; and Series 6 had 773 investors holding 1,303,000 BACs.

(c)	Dividend history and restriction.

The Partnership has made no distributions of net cash flow to its BAC holders from its inception, June 1, 1988, through March 31, 2011. The Partnership made a return of equity distribution to the BAC holders in the amount of $350,003 during the year ended March 31, 1992. The distribution was the result of certain Operating Partnerships not achieving their projected tax credits.

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

During the year ended March 31, 2011, the Partnership made a return of equity distribution to the Series 4 BAC holders in the amount of $129,923. The distributions were the result of proceeds available from the sale or transfer of one or more Operating Partnerships.

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

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including our intentions, hopes, beliefs, expectations, strategies and predictions of our future activities, or other future events or conditions. These statements are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created by these acts. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, for example, the factors identified in Part I, Item 1A of this Report. Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

Liquidity

The Partnership's primary source of funds was the proceeds from each Offering. Other sources of liquidity include  (i) interest earned on capital contributions held pending investment or held for working capital reserves and (ii) cash distributions from operations of the Operating Partnerships in which the Partnership has invested.  These sources of liquidity are available to meet the obligations of the Partnership.  The Partnership is currently accruing the annual partnership management fees, which allows each series the ability to pay non-affiliated third party obligations.  During the fiscal year ended March 31, 2011 the Partnership accrued $118,364 in annual partnership management fees.  During the fiscal year ended March 31, 2011 the Partnership paid $58,488 in partnership management fees.  As of March 31, 2011, total partnership management fees accrued were $4,819,383.  Pursuant to the Partnership Agreement, these liabilities will be deferred until the Partnership receives sales or refinancing proceeds from Operating Partnerships which will be used to satisfy these liabilities.

An affiliate of the general partner has advanced $641,489 to the Partnership to pay various third party operating expenses and to make advances and/or loans to Operating Partnerships.  The amounts advanced to two of the six series are as follows: $167,855 to Series 1 and $473,634 to Series 3.  These and any additional advances will be paid, without interest, from available cash flow, reporting fees, or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships.  The Partnership anticipates that as the Operating Partnerships continue to mature, more cash flow and reporting fees will be generated.  Cash flow and reporting fees will be added to the Partnership's working capital and will be available to meet future third party obligations of the Partnership. Although the Partnership is in liquidation, we have sufficient cash to meet our anticipated current and ongoing operational expenses other than amounts payable to the general partner and its affiliates for asset management fees and advances.  Additionaly, we do not expect the general partner or its affiliates to demand payment of these amounts prior to the liquidation of the Partnership pursuant to its Plan of Liquidation and Dissolution. The Partnership is currently pursuing, and will continue to pursue, available cash flow and reporting fees. No significant distributions of cash flow from the Operating Partnerships are anticipated on a long term or short term basis due to the restrictions on rents which apply to low-income apartment complexes.

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

The net proceeds from the offer and sale of BACs in Series 1 have been used to invest in a total of 20 Operating Partnerships in an aggregate amount of $9,407,952, and the Partnership has completed payment of all installments of its capital contributions.  As of March 31, 2011, sixteen of the properties had been disposed of and four remained.  Series 1 had $32,556 in working capital at March 31, 2011.

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

The net proceeds of the offer and sale of BACs in Series 2 have been used to invest in a total of 8 Operating Partnerships in an aggregate amount of $6,498,176, and the Partnership has completed payment of all installments of its capital contributions.  As of March 31, 2011, seven of the properties had been disposed of and one remained.  Series 2 had $1,074,536 in working capital at March 31, 2011.

(Series 3).  The Partnership received and accepted subscriptions for $28,822,000, representing 2,882,200 BACs from investors admitted as BAC holders in Series 3.  Offers and sales of BACs in Series 3 were completed and the last of the BACs in Series 3 were issued by the Partnership on March 14, 1989.

The net proceeds of the offer and sale of BACs in Series 3 have been used to invest in a total of 33 Operating Partnerships in an aggregate amount of $21,738,797, and the Partnership has completed payment of all installments of its capital contributions.  As of March 31, 2011, twenty-four of the properties had been disposed of and nine remained.  Series 3 had $209,814 in working capital at March 31, 2011. Dispositions that occurred in the current fiscal year are disclosed in the Series Results of Operations.

(Series 4).  The Partnership commenced offering BACs in Series 4 on March 27, 1989.  The Partnership received and accepted subscriptions for $29,788,160, representing 2,995,300 BACs from investors admitted as BAC holders in Series 4.  Offers and sales of BACs in Series 4 were completed and the last of the BACs in Series 4 were issued by the Partnership on July 7, 1989.

The net proceeds from the offer and sale of BACs in Series 4 have been used to invest in a total of 25 Operating Partnerships in an aggregate amount of $22,934,082, and the Partnership has completed payment of all installments of its capital contributions. As of March 31, 2011, twenty-two of the properties had been disposed of and three remained.  Series 4 had $1,269,589 in working capital at March 31, 2011.

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

The net proceeds of the offer and sale of BACs in Series 5 have been used to invest in a total of 5 Operating Partnerships in an aggregate amount of $3,431,044, and the Partnership has completed payment of all installments of its capital contributions. As of March 31, 2011, four of the properties had been disposed of and one remained.  Series 5 had $445,448 in working capital at March 31, 2011.

(Series 6).  The Partnership commenced offering BACs in Series 6 on July 18, 1989.  The Partnership received and accepted subscriptions for $12,935,780, representing 1,303,000 BACs from investors admitted as BAC holders in Series 6.  Offers and sales of BACs in Series 6 were completed and the last of the BACs in Series 6 were issued by the Partnership on September 29, 1989.

The net proceeds from the offer and sale of BACs in Series 6 have been used to invest in a total of 15 Operating Partnerships in an aggregate amount of $10,652,631, and the Partnership has completed payment of all installments of its capital contributions. As of March 31, 2011, all fifteen of the properties had been disposed. Series 6 had $0 in working capital at March 31, 2011.

Results of Operations

The Partnership incurs an annual partnership management fee payable to the general partner and/or its affiliates in an amount equal to 0.375% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various partnership management and reporting fees paid or payable by the Operating Partnerships.  The annual partnership management fee incurred net of reporting fees for the fiscal years ended March 31, 2011 and 2010 was $94,911 and $100,537, respectively.  The amount is anticipated to be lower for subsequent fiscal years as more of the Operating Partnerships begin to pay accrued and annual partnership management and reporting fees.  During the fiscal years ended March 31, 2011 and 2010, the Partnership received $23,453 and $31,969, respectively, in reporting fees from the Operating Partnerships.

The Partnership's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested.  The Partnership's investments in Operating Partnerships have been made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

The Operating Partnerships were allocated tax credits for 10 years.  Based on each Operating Partnership's lease-up, the total credits could be spread over as many as 15 years.  In cases where the actual number of years is more than 10, the credits delivered in the early and later years will be less than the maximum allowable per year.  Series 1 and Series 4 completed their credit periods as of December 31, 2001.  Series 3 and Series 6 completed their credit periods as of December 31, 2004. Series 2 and Series 5 completed their credit periods as of December 31, 2005.

(Series 1).  As of March 31, 2011 and 2010, the Qualified Occupancy for the Series was 100%.  The Series had a total of 4 properties at March 31, 2011, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2010 and 2009, the Series, in total, generated $(127,162) and $(117,852), respectively, in passive tax income (losses) which were passed through to the investors.  As of December 31, 2001 all of the Operating Partnerships in Series 1 had completed their respective credit periods and it is not expected that any additional tax credits will be generated.

For the years ended March 31, 2011 and 2010, the net income (loss) for series 1 was $(39,354), and $(36,897), respectively.  The major components of these amounts are the Partnership's share of income (losses) from Operating Partnership and the fund management fee. The variances in net income(losses) are due to an increase in partnership management fees and professional fee expenses in the current year.

 (Series 2).  As of March 31, 2011 and 2010, the Qualified Occupancy for the series was 100%.  The Series had a total of 1 property at March 31, 2011, which was at 100% Qualified Occupancy.

For the tax years ended December 31, 2010 and 2009, the Series, in total, generated $(218,187) and $(191,783), respectively, in passive tax income (losses) that were passed through to the investors. As of December 31, 2005 all of the Operating Partnerships in Series 2 had completed their respective credit periods and it is not expected that any additional tax credits will be generated.

For the years ended March 31, 2011 and 2010, the net income (loss) for Series 2 was $(27,879) and $(6,168), respectively. The major components of these amounts are the Partnership's share of income (losses) from Operating Partnership and the fund management fee. The variances in net income (losses) are due to the income (losses) recorded from the dispositions of Operating Partnerships in the prior year.

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

 (Series 3).  As of March 31, 2011 and 2010, the Qualified Occupancy for the Series was 97.66%.  The Series had a total of 9 properties at March 31, 2011, 8 of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2010 and 2009, the Series, in total, generated $458,005 and $69,090, respectively, in passive tax income (losses) which were passed through to the investors. As of December 31, 2005 all of the Operating Partnerships in Series 3 had completed their respective credit periods and it is not expected that any additional tax credits will be generated.

For the years ended March 31, 2011 and 2010, the net income (losses) for series 3 was $42,179 and $(7,507), respectively.  The major components of these amounts are the Partnership's share of income (losses) from Operating Partnership and the fund management fee. The variances in net income (losses) is due to the income (losses) recorded from the dispositions of Operating Partnerships in the prior year and miscellaneous income recorded in the current year.

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

(Series 4).  As of March 31, 2011 and 2010, the Qualified Occupancy for the series was 100%.  The Series had a total of 3 properties at March 31, 2011, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2010 and 2009, the Series, in total, generated $(125,223) and $1,007,736, in passive tax income (losses) which were passed through to the investors.  As of December 31, 2001 all of the Operating Partnerships in Series 4 had completed their respective credit periods and it is not expected that any additional tax credits will be generated.

For the years ended March 31, 2011 and 2010, the net income (loss) for series 4 was $(32,123) and $2,101,661, respectively.  The major components of these amounts are the Partnership's share of income (losses) from Operating Partnership and the fund management fee. The variances in net income (losses) are due to the income (losses) recorded from the dispositions of Operating Partnerships in the prior year.

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

(Series 5). As of March 31, 2011 and 2010, the Qualified Occupancy for the Series was 100%.  The Series had a total of 1 property at March 31, 2011, which was at 100% Qualified Occupancy.

For the tax years ended December 31, 2010 and 2009, the Series, in total, generated $(133,872) and $(133,411), respectively, in passive tax income (losses) which were passed through to the investors. As of December 31, 2005 all of the Operating Partnerships in Series 5 had completed their respective credit periods and it is not expected that any additional tax credits will be generated.

For the years ended March 31, 2011 and 2010, the net income (loss) for series 5 was $(28,909) and $(28,515), respectively. The major components of these amounts are the Partnership's share of income (losses) from Operating Partnership and the fund management fee. The variances in net income(losses) are due to the income recorded from dispositions of an Operating Partnership in the prior year.

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

(Series 6). The Series had a total of 0 properties at March 31, 2011 and 2010.

For the tax year ended December 31, 2010 and 2009, the Series, in total, generated $0 and $(63,214), respectively, in passive tax income (losses) which were passed through to the investors. As of December 31, 2005 all of the

Operating Partnerships in Series 6 had completed their respective credit periods and it is not expected that any additional tax credits will be generated.

For the years ended March 31, 2011 and 2010, the net income (losses) for series 6 was $0 and $(51,101), respectively.  The major components of these amounts are the Partnership's share of income (losses) from Operating Partnership and the fund management fee. The variances in net income(losses) are due to a increase in professional fee, general, and administrative expenses in the prior year.

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

If the book value of the Partnership’s investment in an Operating Partnership exceeds the estimated value derived by management, which generally consists of the remaining future Low-Income Housing Credits allocable to the Partnership and the estimated residual value to the Partnership, the Partnership reduces its investment in the Operating Partnership.

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

Based on this guidance, the Operating Partnerships in which the Partnership invests meet the definition of a VIE because the owners of the equity at risk in these entities do not have the power to direct their operations.  However, management does not consolidate the Partnership’s interests in these VIEs, as it is not considered to be the primary beneficiary since it does not have the power to direct the activities that are considered most significant to the economic performance of these entities.  The Partnership currently records the amount of its investment in these partnerships as an asset on its balance sheets, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements. The Partnership’s balance in investment in Operating Partnerships represents its maximum exposure to loss.  The Partnership’s exposure to loss on these partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the general partners and their guarantee against credit recapture to the investors of the Partnership.

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

In November 2008, the FASB issued accounting guidance on Equity Method Investment Accounting Considerations that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee’s issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. This guidance is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Partnership adopted the guidance for the interim quarterly period beginning April 1, 2009. The adoption of this guidance does not have a material impact on the Partnership’s financial condition or results of operations.

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

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs). The amended guidance modifies the consolidation model to one based on control and economics, and replaced quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE. Additionally, the amendment requires enhanced and expanded disclosures around VIEs. This amendment was effective for fiscal years beginning after November 15, 2009. The adoption of this guidance on April 1, 2010 did not have a material effect on the Partnership’s financial statements.

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

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Partnership’s general partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of C&M Management, Inc., carried out an evaluation of the effectiveness of the Partnership’s “disclosure controls and procedures” as defined in the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15 with respect to each series individually, as well as the Partnership as a whole. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that as of the end of the period covered by this report, the disclosure controls and procedures with respect to each series individually, as well as the Partnership as a whole, were adequate and effective in timely alerting them to material information relating to any series or the Partnership as a whole required to be included in the Partnership’s periodic SEC filings.

(b)	Management’s Annual Report on Internal Control over Financial Reporting

Management of the Partnership is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) of each series individually, as well as the Partnership as a whole. The Partnership’s internal control system over financial reporting is designed to provide reasonable assurance to the Partnership’s management regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Due to inherent limitations, an internal control system over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

The Partnership's general partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of Boston Capital Associates LP, assessed the effectiveness of the internal controls and procedures over financial reporting with respect to each series individually, as well as the Partnership as a whole, as of March 31, 2011. In making this assessment, the Partnership's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this assessment, management believes that, as of March 31, 2011, its internal control over financial reporting with respect to each series individually, as well as the Partnership as a whole, was effective.

(c)	Changes in Internal Controls

There were no changes in the Partnership management's internal control over financial reporting that occurred during the quarter ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership management's internal control over financial reporting.

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

John P. Manning, age 62, is co-founder, and since 1974 has been the President and Chief Executive Officer, of Boston Capital Corporation. As co-founder and CEO of Boston Capital, Mr. Manning’s primary responsibilities include strategic planning, business development and the continued oversight of new opportunities. In addition to his responsibilities at Boston Capital Corporation, Mr. Manning is a proactive leader in the multifamily real estate industry. He served in 1990 as a member of the Mitchell-Danforth Task Force, which reviewed and suggested reforms to the Low Income Housing Tax Credit program. He was the founding President of the Affordable Housing Tax Credit Coalition and is a former member of the board of the National Leased Housing Association. During the 1980s, he served as a member of the Massachusetts Housing Policy Committee as an appointee of the Governor of Massachusetts. In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee on the critical role of the private sector in the success of the Low Income Housing Tax Credit. In 1996, President Clinton appointed him to the President’s Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts. In 1998, President Clinton appointed Mr. Manning to the President’s Export Council, the premiere committee comprised of major corporate CEOs that advise the President on matters of foreign trade and commerce. In 2003, he was appointed by Boston Mayor Tom Menino to the Mayors Advisory Panel on Housing. Mr. Manning sits on the Board of Directors of the John F. Kennedy Presidential Library in Boston where he serves as Chairman of the Distinguished Visitors Program. He is also on the Board of Directors of the Beth Israel Deaconess Medical Center in Boston. Mr. Manning is a graduate of Boston College.

Mr. Manning is the managing member of Boston Associates. Mr. Manning is also the principal of Boston Capital Corporation. While Boston Capital is not a direct subsidiary of Boston Capital Corporation, it is under the common control of Mr. Manning.

Jeffrey H. Goldstein, age 49, is Chief Operating Officer and has been the Director of Real Estate of Boston Capital Corporation since 1996. He directs Boston Capital Corporation’s comprehensive real estate services, which include all aspects of origination, underwriting, due diligence and acquisition. As COO, Mr. Goldstein is responsible for the financial and operational areas of Boston Capital Corporation and assists in the design and implementation of business development and strategic planning objectives. Mr. Goldstein previously served as the Director of the Asset Management division as well as the head of the dispositions and troubled assets group. Utilizing his 16 years experience in the real estate syndication and development industry, Mr. Goldstein has been instrumental in the diversification and expansion of Boston Capital Corporation’s businesses. Prior to joining Boston Capital Corporation in 1990, Mr. Goldstein was Manager of Finance for A.J. Lane & Co., where he was responsible for placing debt on all new construction projects and debt structure for existing apartment properties. Prior to that, he served as Manager for Homeowner Financial Services, a financial consulting firm for residential and commercial properties, and worked as an analyst responsible for budgeting and forecasting for the New York City Council Finance Division. He graduated from the University of Colorado and received his MBA from Northeastern University.

Kevin P. Costello, age 64, is Executive Vice President and has been the Director of Institutional Investing of Boston Capital Corporation since 1992 and serves on the firm’s Executive Committee. He is responsible for all corporate investment activity and has spent over 20 years in the real estate syndication and investment business. Mr. Costello’s prior responsibilities at Boston Capital Corporation have involved the management of the Acquisitions Department and the structuring and distribution of conventional and tax credit private placements. Prior to joining Boston Capital Corporation in 1987, he held positions with First Winthrop, Reynolds Securities and Bache & Company. Mr. Costello graduated from Stonehill College and received his MBA with honors from Rutgers’ Graduate School of Business Administration.

Marc N. Teal, age 47, has been Chief Financial Officer of Boston Capital Corporation since May 2003. Mr. Teal previously served as Senior Vice President and Director of Accounting and prior to that served as Vice President of Partnership Accounting. He has been with Boston Capital Corporation since 1990. In his current role as CFO he oversees all of the accounting, financial reporting, SEC reporting, budgeting, audit, tax and compliance for Boston Capital Corporation, its affiliated entities and all Boston Capital Corporation's sponsored programs. Additionally, Mr. Teal is responsible for maintaining all banking and borrowing relationships of Boston Capital Corporation and treasury management of all working capital reserves.  He also oversees Boston Capital Corporation's information and technology areas, including the strategic planning for Boston Capital Corporation and its affiliaties. Prior to joining Boston Capital Corporation in 1990, Mr. Teal was a Senior Accountant for Cabot, Cabot & Forbes, a multifaceted real estate company, and prior to that was a Senior Accountant for Liberty Real Estate Corp. He received a Bachelor of Science Accountancy from Bentley College and a Masters in Finance from Suffolk University.

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

(a), (b), (c), (d) and (e)

The Partnership has no officers or directors, and no compensation committee.  However, under the terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Partnership, the Partnership has paid or accrued obligations to the general partner and its affiliates for the following fees during the 2011 fiscal year:

1. An annual partnership management fee based on 0.375% of the aggregate cost of all apartment complexes acquired by the Operating Partnerships has been accrued as payable to Boston Capital Asset Management Limited Partnership.  The annual partnership management fee accrued during the year ended March 31, 2011 was $118,364.  Accrued fees are payable without interest as sufficient funds become available.

2. The Partnership has reimbursed affiliates of the general partner a total of $42,157 for amounts charged to operations during the year ended March 31, 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

(a)	Security ownership of certain beneficial owners.

As of March 31, 2011, 9,800,600 BACs had been issued. The following Series are known to have four investors, with holdings in excess of 5% of the total outstanding BACs in the series.

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

The Partnership has no compensation plans under which interests in the Partnership are authorized for issuance.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

(a)	Transactions with related persons

The Partnership has no officers or directors. However, under the terms of the Offering, various kinds of compensation and fees are payable to the general partner and its affiliates during the organization and operation of the Partnership. Additionally, the general partner will receive distributions from the Partnership if there is cash available for distribution or residual proceeds as defined in the Partnership Agreement. See Note B of Notes to Financial Statements in Item 15 of this Annual Report on Form 10-K for amounts accrued or paid to the general partner and its affiliates during the period from April 1, 1996 through March 31, 2011.

(b)	Review, Approval, or Ratification of transaction with related person.

The Partnership response to Item 13(a) is incorporated herein by reference.

(c)	Promoters and certain control persons.

Not applicable.

(d)	Independence

The Partnership has no directors.

Item 14.	Principal Accountant Fees and Services

Fees paid to the Partnership’s independent auditors for fiscal year 2011 were comprised of the following:

Fee Type	Ser. 1	Ser. 2	Ser. 3	Ser. 4	Ser. 5	Ser. 6
Audit Fees	$8,425	$7,250	$11,500	$8,425	$7,250	$-

Audit Related Fees

Tax Fees	3,220	2,635	4,975	3,220	2,635	-

All Other Fees	-	-	-	-	-	-

Total	$11,645	$9,885	$16,475	$11,645	$9,885	$-

Fees paid to the Partnership’s independent auditors for fiscal year 2010 were comprised of the following:

Fee Type	Ser. 1	Ser. 2	Ser. 3	Ser. 4	Ser. 5	Ser. 6
Audit Fees	$8,275	$8,275	$12,025	$9,400	$7,525	$8,125

Audit Related Fees

Tax Fees	3,335	3,335	5,235	3,905	2,955	3,715

All Other Fees	-	-	-	-	-	-

Total	$11,610	$11,610	$17,260	$13,305	$10,480	$11,840

Audit Committee

The Partnership has no Audit Committee.  All audit services and any permitted non-audit services performed by the Partnership’s independent auditors are pre-approved by C&M Management, Inc.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1.	Financial Statements

Boston Capital Tax Credit Fund Limited Partnership

Filed herein as Exhibit 13
Report of Independent Registered Public Accounting Firm Balance Sheets, March 31, 2011 and 2010
Statements of Operations, Years ended March 31, 2011 and 2010
Statements of Changes in Partners' Capital (Deficit), Years ended March 31, 2011 and 2010
Statements of Cash Flows, Years ended March 31, 2011 and 2010
Notes to Financial Statements, Years ended March 31, 2011 and 2010

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

Boston Capital Tax Credit Fund Limited Partnership

By:	Boston Capital Associates Limited Partnership, General Partner

By:	BCA Associates Limited Partnership, General Partner

By:	C&M Management, Inc., General Partner

Date: June 29, 2011	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

June 29, 2011	/s/ John P. Manning	Director, President
	John P. Manning	(Principal Executive
Officer), C&M Management
Inc.; Director, President
(Principal Executive
Officer) BCTC Assignor Corp.

DATE:	SIGNATURE:	TITLE:

June 29, 2011	/s/ Marc N. Teal	Chief Financial Officer
	Marc N. Teal	(Principal Financial and
Accounting Officer), C&M
Management Inc; Chief
Financial Officer (Principal
Financial and Accounting
Officer) BCTC Assignor Corp.