Form 10-Q
period 2011-06-30
BOSTON CAPITAL TAX CREDIT FUND LTD PARTNERSHIP
filed 2011-08-15
CIK 835095

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended June 30, 2011

                                             or

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

Yes ☒	No 

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
FOR THE QUARTER ENDED JUNE 30, 2011

TABLE OF CONTENTS
FOR THE QUARTER ENDED JUNE 30, 2011

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

Condensed Three Months Operations Series 3 *

Condensed Three Months Operations Series 4 15

Condensed Three Months Operations Series 5 16

Condensed Three Months Operations Series 6 17

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DeFICIT) 18

Condensed Partners' Capital (Deficit) Series 1 19

Condensed Partners' Capital (Deficit) Series 2 19

Condensed Partners' Capital (Deficit) Series 3 20

Condensed Partners' Capital (Deficit) Series 4 20

Condensed Partners' Capital (Deficit) Series 5 21

Condensed Partners' Capital (Deficit) Series 6 21

CONDENSED Statements of Cash Flows 22

Condensed Cash Flows Series 1 *

Condensed Cash Flows Series 2 24

Condensed Cash Flows Series 3 25

Condensed Cash Flows Series 4 26

Condensed Cash Flows Series 5 27

Condensed Cash Flows Series 6 28

BOSTON CAPITAL TAX CREDIT FUND LIMITED PARTNERSHIP

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2011

TABLE OF CONTENTS (CONTINUED)

Notes to CONDENSED Financial Statements 29

Note A Organization 29

Note B Accounting *

Note C Related Party Transactions 30

Note D Investments 31

COMBINED CONDENSED STATEMENTS OF OPERATION 33

Combined Condensed Statements Series 1 34

Combined Condensed Statements Series 2 35

Combined Condensed Statements Series 3 36

Combined Condensed Statements Series 4 37

Combined Condensed Statements Series 5 38

Combined Condensed Statements Series 6 39

Note E Taxable Loss 40

Note F Income Taxes 40

Note G Plan of Liquidation 41

Item 2. Management's Discussion and Analysis of Financial Condition and

Results of Operations 42

Liquidity 42

Capital Resources 43

Results of Operations 44

Principal Accounting Policies 48

Recent Accounting Changes 49

Item 3. Quantitative and Qualitative Disclosures About Market Risk 50

Item 4. Controls and Procedures 50

Part II Other Information 51

Item 1. Legal Proceedings 51

Item 1A. Risk Factors 51

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds 51

Item 3. Defaults Upon Senior Securities 51

Item 4. (Removed and Reserved) 51

Item 5. Other Information 51

Item 6. Exhibits 51

Signatures 52

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2011	March 31, 2011
ASSETS
Cash and cash equivalents	$ 3,012,441	$ 3,031,943

	$ 3,012,441	$ 3,031,943

LIABILITIES

Accounts payable affiliates (note C)	$ 5,477,490	$ 5,460,872

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 9,800,600 issued and 9,795,600 outstanding	(1,662,670)	(1,626,912)
General Partner	(802,379)	(802,017)
	(2,465,049)	(2,428,929)
	$ 3,012,441	$ 3,031,943

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 1

	June 30, 2011	March 31, 2011
ASSETS
Cash and cash equivalents	$ 31,468	$ 32,556

	$ 31,468	$ 32,556

LIABILITIES

Accounts payable affiliates (note C)	$ 2,639,705	$ 2,633,302

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 1,299,900 issued and outstanding	(2,469,321)	(2,461,905)
General Partner	(138,916)	(138,841)
	(2,608,237)	(2,600,746)
	$ 31,468	$ 32,556

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 2

	June 30, 2011	March 31, 2011
ASSETS
Cash and cash equivalents	$ 1,068,577	$ 1,074,536

	$ 1,068,577	$ 1,074,536

LIABILITIES

Accounts payable affiliates (note C)	$ -	$ -

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 830,300 issued and outstanding	1,124,104	1,130,003
General Partner	(55,527)	(55,467)
	1,068,577	1,074,536
	$ 1,068,577	$ 1,074,536

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 3

	June 30, 2011	March 31, 2011
ASSETS
Cash and cash equivalents	$ 209,013	$ 209,814

	$ 209,013	$ 209,814

LIABILITIES

Accounts payable affiliates (note C)	$ 2,837,785	$ 2,827,570

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 2,882,200 issued and 2,877,200 outstanding	(2,369,667)	(2,358,761)
General Partner	(259,105)	(258,995)
	(2,628,772)	(2,617,756)
	$ 209,013	$ 209,814

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 4

	June 30, 2011	March 31, 2011
ASSETS
Cash and cash equivalents	$ 1,263,234	$ 1,269,589

	$ 1,263,234	$ 1,269,589

LIABILITIES

Accounts payable affiliates (note C)	$ -	$ -

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 2,995,300 issued and outstanding	1,498,764	1,505,055
General Partner	(235,530)	(235,466)
	1,263,234	1,269,589
	$ 1,263,234	$ 1,269,589

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 5

	June 30, 2011	March 31, 2011
ASSETS
Cash and cash equivalents	$ 440,149	$ 445,448

	$ 440,149	$ 445,448

LIABILITIES

Accounts payable affiliates (note C)	$ -	$ -

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 489,900 issued and outstanding	477,461	482,707
General Partner	(37,312)	(37,259)
	440,149	445,448
	$ 440,149	$ 445,448

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 6

	June 30, 2011	March 31, 2011
ASSETS
Cash and cash equivalents	$ -	$ -

	$ -	$ -

LIABILITIES

Accounts payable affiliates (note C)	$ -	$ -

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 1,303,000 issued and outstanding	75,989	75,989
General Partner	(75,989)	(75,989)
	-	-
	$ -	$ -

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

	2011	2010

Income
Interest income	$ 4,401	$ 6,521
Miscellaneous income	-	96,692
	4,401	103,213

Share of income from Operating Partnerships(Note D)	-	7,183

Expenses
Professional fees	1,779	1,949
Partnership management fees (Note C)	26,684	22,104
General and administrative fees	12,058	7,704
	40,521	31,757

NET INCOME (LOSS)	$ (36,120)	$ 78,639

Net income (loss) allocated to assignees	$ (35,758)	$ 77,853

Net income (loss) allocated to general partner	$ (362)	$ 786

Net income (loss) per BAC	$ (.00)	$ .01

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 1

	2011	2010

Income
Interest income	$ 29	$ 100
Miscellaneous income	-	-
	29	100

Share of income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	331	158
Partnership management fees (Note C)	5,016	3,016
General and administrative fees	2,173	1,570
	7,520	4,744

NET INCOME (LOSS)	$ (7,491)	$ (4,644)

Net income (loss) allocated to assignees	$ (7,416)	$ (4,598)

Net income (loss) allocated to general partner	$ (75)	$ (46)

Net income (loss) per BAC	$ (.01)	$ (.00)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 2

	2011	2010

Income
Interest income	$ 1,525	$ 2,331
Miscellaneous income	-	-
	1,525	2,331

Share of income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	306	244
Partnership management fees (Note C)	5,245	4,297
General and administrative fees	1,933	1,443
	7,484	5,984

NET INCOME (LOSS)	$ (5,959)	$ (3,653)

Net income (loss) allocated to assignees	$ (5,899)	$ (3,616)

Net income (loss) allocated to general partner	$ (60)	$ (37)

Net income (loss) per BAC	$ (.01)	$ (.00)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 3

	2011	2010

Income
Interest income	$ 192	$ 301
Miscellaneous income	-	96,692
	192	96,993

Share of income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	441	450
Partnership management fees (Note C)	7,515	5,715
General and administrative expenses	3,252	2,219
	11,208	8,384

NET INCOME (LOSS)	$ (11,016)	$ 88,609

Net income (loss) allocated to assignees	$ (10,906)	$ 87,723

Net income (loss) allocated to general partner	$ (110)	$ 886

Net income (loss) per BAC	$ (.00)	$ .03

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 4

	2011	2010

Income
Interest income	$ 2,248	$ 2,787
Miscellaneous income	-	-
	2,248	2,787

Share of income from Operating Partnerships(Note D)	-	7,183

Expenses
Professional fees	423	1,020
Partnership management fees (Note C)	5,167	5,367
General and administrative fees	3,013	1,183
	8,603	7,570

NET INCOME (LOSS)	$ (6,355)	$ 2,400

Net income (loss) allocated to assignees	$ (6,291)	$ 2,376

Net income (loss) allocated to general partner	$ (64)	$ 24

Net income (loss) per BAC	$ (.00)	$ .00

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 5

	2011	2010

Income
Interest income	$ 407	$ 1,002
Miscellaneous income	-	-
	407	1,002

Share of income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	278	77
Partnership management fees (Note C)	3,741	3,709
General and administrative fees	1,687	1,289
	5,706	5,075

NET INCOME (LOSS)	$ (5,299)	$ (4,073)

Net income (loss) allocated to assignees	$ (5,246)	$ (4,032)

Net income (loss) allocated to general partner	$ (53)	$ (41)

Net income (loss) per BAC	$ (.01)	$ (.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 6

	2011	2010

Income
Interest income	$ -	$ -
Miscellaneous income	-	-
	-	-

Share of income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	-	-
Partnership management fees (Note C)	-	-
General and administrative expenses	-	-
	-	-

NET INCOME (LOSS)	$ -	$ -

Net income (loss) allocated to assignees	$ -	$ -

Net income (loss) allocated to general partner	$ -	$ -

Net income (loss) per BAC	$ -	$ -

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2011

(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2011	$(1,626,912)	$ (802,017)	$(2,428,929)

Net loss	(35,758)	(362)	(36,120)

Partners' capital (deficit), June 30, 2011	$(1,662,670)	$ (802,379)	$(2,465,049)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2011

(Unaudited)

	Assignees	General Partner	Total
Series 1
Partners' capital (deficit) April 1, 2011	$(2,461,905)	$ (138,841)	$(2,600,746)

Net loss	(7,416)	(75)	(7,491)

Partners' capital (deficit), June 30, 2011	$(2,469,321)	$ (138,916)	$(2,608,237)

Series 2
Partners' capital (deficit) April 1, 2011	$ 1,130,003	$ (55,467)	$ 1,074,536

Net loss	(5,899)	(60)	(5,959)

Partners' capital (deficit), June 30, 2011	$ 1,124,104	$ (55,527)	$ 1,068,577

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2011

(Unaudited)

	Assignees	General Partner	Total
Series 3
Partners' capital (deficit) April 1, 2011	$(2,358,761)	$ (258,995)	$(2,617,756)

Net loss	(10,906)	(110)	(11,016)

Partners' capital (deficit), June 30, 2011	$(2,369,667)	$ (259,105)	$(2,628,772)

Series 4
Partners' capital (deficit) April 1, 2011	$ 1,505,055	$ (235,466)	$ 1,269,589

Net loss	(6,291)	(64)	(6,355)

Partners' capital (deficit), June 30, 2011	$ 1,498,764	$ (235,530)	$ 1,263,234

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2011

(Unaudited)

	Assignees	General Partner	Total
Series 5
Partners' capital (deficit) April 1, 2011	$ 482,707	$ (37,259)	$ 445,448

Net loss	(5,246)	(53)	(5,299)

Partners' capital (deficit), June 30, 2011	$ 477,461	$ (37,312)	$ 440,149

Series 6
Partners' capital (deficit) April 1, 2011	$ 75,989	$ (75,989)	$ -

Net loss	-	-	-

Partners' capital (deficit), June 30, 2011	$ 75,989	$ (75,989)	$ -

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

	2011	2010
Cash flows from operating activities:

Net Income (loss)	$ (36,120)	$ 78,639
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	(7,183)
Changes in assets and liabilities
Increase in accounts payable affiliates	16,618	16,328

Net cash (used in) provided by operating activities	(19,502)	87,784

Cash flows from investing activities:

Proceeds from disposition of operating limited partnerships	-	7,183

Net cash provided by investing activities	-	7,183

Cash flows from financing activities:

Distributions	-	(129,923)

Net cash used in financing activities	-	(129,923)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(19,502)	(34,956)

Cash and cash equivalents, beginning	3,031,943	3,195,380

Cash and cash equivalents, ending	$ 3,012,441	$ 3,160,424

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 1

	2011	2010
Cash flows from operating activities:

Net Income (loss)	$ (7,491)	$ (4,644)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	-
Changes in assets and liabilities
Increase in accounts payable affiliates	6,403	6,113

Net cash (used in) provided by operating activities	(1,088)	1,469

Cash flows from investing activities:

Proceeds from disposition of operating limited partnerships	-	-

Net cash provided by investing activities	-	-

Cash flows from financing activities:

Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,088)	1,469

Cash and cash equivalents, beginning	32,556	44,150

Cash and cash equivalents, ending	$ 31,468	$ 45,619

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 2

	2011	2010
Cash flows from operating activities:

Net Income (loss)	$ (5,959)	$ (3,653)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	-
Changes in assets and liabilities
Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(5,959)	(3,653)

Cash flows from investing activities:

Proceeds from disposition of operating limited partnerships	-	-

Net cash provided by investing activities	-	-

Cash flows from financing activities:

Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,959)	(3,653)

Cash and cash equivalents, beginning	1,074,536	1,102,415

Cash and cash equivalents, ending	$ 1,068,577	$ 1,098,762

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 3

	2011	2010
Cash flows from operating activities:

Net Income (loss)	$ (11,016)	$ 88,609
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	-
Changes in assets and liabilities
Increase in accounts payable affiliates	10,215	10,215

Net cash (used in) provided by operating activities	(801)	98,824

Cash flows from investing activities:

Proceeds from disposition of operating limited partnerships	-	-

Net cash provided by investing activities	-	-

Cash flows from financing activities:

Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(801)	98,824

Cash and cash equivalents, beginning	209,814	127,823

Cash and cash equivalents, ending	$ 209,013	$ 226,647

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 4

	2011	2010
Cash flows from operating activities:

Net Income (loss)	$ (6,355)	$ 2,400
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	(7,183)
Changes in assets and liabilities
Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(6,355)	(4,783)

Cash flows from investing activities:

Proceeds from disposition of operating limited partnerships	-	7,183

Net cash provided by investing activities	-	7,183

Cash flows from financing activities:

Distributions	-	(129,923)

Net cash used in financing activities	-	(129,923)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,355)	(127,523)

Cash and cash equivalents, beginning	1,269,589	1,446,635

Cash and cash equivalents, ending	$ 1,263,234	$ 1,319,112

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 5

	2011	2010
Cash flows from operating activities:

Net Income (loss)	$ (5,299)	$ (4,073)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	-
Changes in assets and liabilities
Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(5,299)	(4,073)

Cash flows from investing activities:

Proceeds from disposition of operating limited partnerships	-	-

Net cash provided by investing activities	-	-

Cash flows from financing activities:

Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,299)	(4,073)

Cash and cash equivalents, beginning	445,448	474,357

Cash and cash equivalents, ending	$ 440,149	$ 470,284

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 6

	2011	2010
Cash flows from operating activities:

Net Income (loss)	$ -	$ -
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	-
Changes in assets and liabilities
Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	-	-

Cash flows from investing activities:

Proceeds from disposition of operating limited partnerships	-	-

Net cash provided by investing activities	-	-

Cash flows from financing activities:

Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-

Cash and cash equivalents, beginning	-	-

Cash and cash equivalents, ending	$ -	$ -

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2011

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

Pursuant to the Securities Act of 1933, the Partnership filed a Form S-11 Registration Statement with the Securities and Exchange Commission, effective August 29, 1988, which covered the offering (the "Public Offering") of the Partnership's beneficial assignee certificates ("BACs") representing assignments of units of the beneficial interest of the limited partnership interest of the assignor limited partner. The Partnership registered 10,000,000 BACs at $10 per BAC for sale to the public in six series. Offers and sales of BACs in Series 1 through Series 6 of the Partnership were completed and the last of the BACs in Series 6 were issued by the Partnership on September 29, 1989. The Partnership sold 1,299,900 of Series 1 BACs, 830,300 of Series 2 BACs, 2,882,200 of Series 3 BACs, 2,995,300 of Series 4 BACs, 489,900 of Series 5 BACs and 1,303,000 of Series 6 BACs. As of March 31, 2011 2,877,200 BACs in Series 3 are outstanding. The Partnership is no longer offering and does not intend to offer any additional BACs.

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2011
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of June 30, 2011 have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Partnership in acquiring the investments in Operating Partnerships are capitalized to the investment account. The Partnership's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's Annual Report on Form 10-K.

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has entered into several transactions with various affiliates of the general partner of the Partnership, including Boston Capital Holdings LP, Boston Capital Partners, Inc. and Boston Capital Asset Management Limited Partnership.

Accounts payable - affiliates at June 30, 2011 and 2010 represents accrued general and administrative expenses, accrued partnership management fees, and advances from an affiliate of the general partner of the Partnership, which are payable to Boston Capital Holdings LP and Boston Capital Asset Management Limited Partnership.

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2011
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

An annual partnership management fee based on .375 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. Since reporting fees collected by the series were added to reserves and not paid to Boston Capital Asset Management Limited Partnership, the amounts accrued are not net of reporting fees received. The partnership management fees accrued for the quarters ended June 30, 2011 and 2010 are as follows:
	2011	2010

Series 1	$ 5,016	$ 5,016
Series 2	5,418	5,418
Series 3	10,215	10,215
Series 4	5,367	5,367
Series 5	3,837	3,837
Series 6	-	-
	$ 29,853	$ 29,853

The partnership management fees paid for the quarters ended June 30, 2011 and 2010 are as follows:
	2011	2010
Series 1	$ -	$ -
Series 2	5,418	5,418
Series 3	-	-
Series 4	5,367	5,367
Series 5	3,837	3,837
Series 6	-	-
	$ 14,622	$ 14,622

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At June 30, 2011 and 2010, the Partnership had limited partnership interests in 18 and 19 Operating Partnerships, respectively, which own operating apartment complexes as follows:

Series	2011	2010
1	4	4
2	1	1
3	9	10
4	3	3
5	1	1
6	-	-
	18	19

Under the terms of the Partnership's investment in each Operating Partnership, the Partnership was required to make capital contributions to the Operating Partnerships. These contributions were payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. At June 30, 2011 and 2010, all capital contributions had been paid.

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (CONTINUED)

During the three months ended June 30, 2011 the Partnership did not dispose of any Operating Partnerships.

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

The Partnership's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the three months ended March 31, 2011.

The combined condensed unaudited summarized statements of operations of the Operating Partnerships for the three months ended March 31, 2011 and 2010 are as follows:

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months ended March 31,
(Unaudited)

	2011	2010

Revenues
Rental	$ 1,057,752	$ 1,013,005
Interest and other	80,421	40,440

	1,138,173	1,053,445

Expenses
Interest	254,226	253,090
Depreciation and amortization	257,357	277,163
Operating expenses	944,727	821,914
	1,456,310	1,352,167

NET LOSS	$ (318,137)	$ (298,722)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (314,956)	$ (295,734)

Net loss allocated to other Partners	$ (3,181)	$ (2,988)

* Amounts include $314,956 and $295,734 for 2011 and 2010, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months ended March 31,
(Unaudited)

Series 1

	2011	2010

Revenues
Rental	$ 186,264	$ 190,312
Interest and other	6,291	7,116

	192,555	197,428

Expenses
Interest	24,661	24,258
Depreciation and amortization	50,886	50,886
Operating expenses	169,423	156,366
	244,970	231,510

NET LOSS	$ (52,415)	$ (34,082)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (51,891)	$ (33,741)

Net loss allocated to other Partners	$ (524)	$ (341)

* Amounts include $51,891 and $33,741 for 2011 and 2010, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months ended March 31,
(Unaudited)

Series 2

	2011	2010

Revenues
Rental	$ 201,823	$ 166,682
Interest and other	37,467	10,922

	239,290	177,604

Expenses
Interest	93,022	89,297
Depreciation and amortization	41,468	41,468
Operating expenses	186,138	170,670
	320,628	301,435

NET LOSS	$ (81,338)	$ (123,831)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (80,525)	$ (122,593)

Net loss allocated to other Partners	$ (813)	$ (1,238)

* Amounts include $80,525 and $122,593 for 2011 and 2010, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months ended March 31,
(Unaudited)

Series 3
	2011	2010

Revenues
Rental	$ 415,010	$ 426,002
Interest and other	9,031	11,375

	424,041	437,377

Expenses
Interest	50,590	54,756
Depreciation and amortization	98,971	102,438
Operating expenses	373,940	326,357
	523,501	483,551

NET LOSS	$ (99,460)	$ (46,174)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (98,465)	$ (45,712)

Net loss allocated to other partners	$ (995)	$ (462)

* Amounts include $98,465 and $45,712 for 2011 and 2010, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months ended March 31,
(Unaudited)

Series 4

	2011	2010

Revenues
Rental	$ 142,405	$ 137,304
Interest and other	6,794	4,952

	149,199	142,256

Expenses
Interest	34,216	35,114
Depreciation and amortization	42,968	59,307
Operating expenses	111,700	73,598
	188,884	168,019

NET LOSS	$ (39,685)	$ (25,763)

Net income loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (39,288)	$ (25,505)

Net loss allocated to other Partners	$ (397)	$ (258)

* Amounts include $39,288 and $25,505 for 2011 and 2010, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months ended March 31,
(Unaudited)

Series 5
	2011	2010

Revenues
Rental	$ 112,250	$ 92,705
Interest and other	20,838	6,075

	133,088	98,780

Expenses
Interest	51,737	49,665
Depreciation and amortization	23,064	23,064
Operating expenses	103,526	94,923
	178,327	167,652

NET LOSS	$ (45,239)	$ (68,872)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (44,787)	$ (68,183)

Net loss allocated to other Partners	$ (452)	$ (689)

* Amounts include $44,787 and $68,183 for 2011 and 2010, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months ended March 31,
(Unaudited)

Series 6
	2011	2010

Revenues
Rental	$ -	$ -
Interest and other	-	-

	-	-

Expenses
Interest	-	-
Depreciation and amortization	-	-
Operating expenses	-	-
	-	-

NET LOSS	$ -	$ -

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ -	$ -

Net loss allocated to other Partners	$ -	$ -

*Amounts include $0, for both 2011 and 2010, of loss not recognized under the equity method of accounting.

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

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

June 30, 2011
(Unaudited)

NOTE E - TAXABLE LOSS

The Partnership's taxable loss for the calendar year ended December 31, 2011 is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods.

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

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

June 30, 2011
(Unaudited)

NOTE G - PLAN OF LIQUIDATION

On March 13, 2007, our General Partner recommended that the BAC holders approve a plan of liquidation and dissolution for the Partnership, or the "Plan." The Plan was approved by the BAC holders on April 27, 2007, and was adopted by the General Partner on April 30, 2007. Pursuant to the Plan, the General Partner may, without further action by the BAC holders:

    liquidate the assets and wind up the business of the Partnership;
    make liquidating distributions in cancellation of the BACs;
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

Since the approval of the Plan by the BAC holders, we have continued to seek to sell the assets of the Partnership and use the sales proceeds and/or other Partnership funds to pay all expenses in connection with such sales, pay or make provision for payment of all Partnership obligations and liabilities, including accrued fees and unpaid loans to the General Partner, and distribute the remaining assets as set forth in the Partnership Agreement. We expected to complete the sale of the apartment complexes approximately three to four years after the BAC holders' approval of the Plan, which was April 27, 2007. However, the liquidation has taken longer than expected and the final liquidating distribution will occur months after all of the apartment complexes have been sold.

For additional information regarding the sale of Partnership assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations " in our Annual Report on Form 10-K.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including our intentions, hopes, beliefs, expectations, strategies and predictions of our future activities, or other future events or conditions. These condensed statements are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created by these acts. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, for example, the factors identified in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2011. Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

Liquidity

The Partnership's primary source of funds was the proceeds of its Public Offering. Other sources of liquidity include (i) interest earned on working capital reserves, and (ii) cash distributions from the Operating Partnerships in which the Partnership has invested. These sources of liquidity are available to meet the obligations of the Partnership.

The Partnership is currently accruing the annual partnership management fee. Partnership management fees accrued during the quarter ended June 30, 2011 were $29,853 and total partnership management fees accrued as of June 30, 2011 were $4,834,614. During the quarter ended June 30, 2011 $14,622 of accrued partnership management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Partnership receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Partnership's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Partnership. The Partnership is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Partnership.

As of June 30, 2011, an affiliate of the general partner of the Partnership advanced a total of $642,876 to the Partnership to pay various operating expenses of the Partnership, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. During the three months ended June 30, 2011, $1,387 was advanced. Below is a summary, by series, of the total advances made to date.
	Three Months Ended	Total
Series 1	$ 1,387	$169,242
Series 3	-	473,634
	$ 1,387	$642,876

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships. During the three months ended June 30, 2011 there were no payments paid to the affiliates of the general partner.

Capital Resources

The Partnership offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on August 29, 1988. The Partnership received and accepted subscriptions for $97,746,940 representing 9,800,600 BACs from investors admitted as BAC Holders in Series 1 through Series 6 of the Partnership. Offers and sales of BACs in Series 1 through Series 6 of the Partnership were completed and the last of the BACs in Series 6 were issued by the Partnership on September 29, 1989. At June 30, 2011 and 2010 the Partnership had limited partnership equity interests in 18 and 19 Operating Partnerships, respectively.

As of June 30, 2011, the Partnership had $3,012,441 remaining in cash and cash equivalents. Below is a table which provides, by series, the equity raised, number of BACs sold, final date BACs were offered, number of properties acquired, and cash and cash equivalents.

Series	Equity	BACs	Final Close Date	Number of Properties	Proceeds Remaining
1	$12,999,000	1,299,900	12/18/88	4	$ 31,468
2	8,303,000	830,300	03/30/89	1	1,068,577
3	28,822,000	2,882,200	03/14/89	9	209,013
4	29,788,160	2,995,300	07/07/89	3	1,263,234
5	4,899,000	489,900	08/22/89	1	440,149
6	12,935,780	1,303,000	09/29/89	-	-

	$97,746,940	9,800,600		18	$3,012,441

Results of Operations

At December 31, 2011 and 2010, the Partnership held limited partnership interests in 18 and 19 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which initially complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Partnership believes that there is adequate casualty insurance on the properties.

The Partnership incurs an annual partnership management fee to the general partner of the Partnership and/or its affiliates in an amount equal to 0.375% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various partnership management and reporting fees paid by the Operating Partnerships. The partnership management fees incurred and the reporting fees paid by the Operating Partnerships for the three months ended June 30, 2011 are as follows:
	3 Months Management Fee Net of Reporting Fee	3 Months Reporting Fee
Series 1	5,016	-
Series 2	5,245	173
Series 3	7,515	2,700
Series 4	5,167	200
Series 5	3,741	96
Series 6	-	-
	$26,684	$3,169

The Partnership's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested. The Partnership's investments in Operating Partnerships have been made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 1

As of June 30, 2011 and 2010, the average Qualified Occupancy for the series was 100%. The series had a total of four properties at June 30, 2011, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2011 and 2010, Series 1 reflects a net loss from Operating Partnerships of $(52,415) and $(34,082), respectively, which includes depreciation and amortization of $50,886 and $50,886, respectively. This is an interim period estimate and it is not indicative of the final year end results.

Series 2

As of June 30, 2011 and 2010, the average Qualified Occupancy for the series was 100%. The series had one property at June 30, 2011, which was at 100% Qualified Occupancy.

For the three month periods ended June 30, 2011 and 2010, Series 2 reflects a net loss from Operating Partnerships of $(81,338) and $(123,831), respectively, which includes depreciation and amortization of $41,468 and $41,468, respectively. This is an interim period estimate and it is not indicative of the final year end results.

Series 3

As of June 30, 2011 and 2010, the average Qualified Occupancy for the series was 98.66%. The series had a total of nine properties at June 30, 2011, eight of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2011 and 2010, Series 3 reflects a net loss from Operating Partnerships of $(99,460) and $(46,174), respectively, which includes depreciation and amortization of $98,971 and $102,438, respectively. This is an interim period estimate and it is not indicative of the final year end results.

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

Series 4

As of June 30, 2011 and 2010, the average Qualified Occupancy for the series was 100%. The series had a total of three properties at June 30, 2011, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2011 and 2010, Series 4 reflects a net loss from Operating Partnerships of $(39,685) and $(25,763), respectively, which includes depreciation and amortization of $42,968 and $59,307, respectively. This is an interim period estimate and it is not indicative of the final year end results.

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

Series 5

As of June 30, 2011 and 2010, the average Qualified Occupancy for the series was 100%. The series had one property at June 30, 2011, which was at 100% Qualified Occupancy.

For the three month periods ended June 30, 2011 and 2010, Series 5 reflects a net loss from Operating Partnerships of $(45,239) and $(68,872), respectively, which includes depreciation and amortization of $23,064 and $23,064, respectively. This is an interim period estimate and it is not indicative of the final year end results.

Series 6

The series did not have any properties as of June 30, 2011 and 2010. As a result, net loss from Operating Partnerships, which include depreciation and amortization, is $0 for all periods presented.

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

Recent Accounting Changes

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs). The amended guidance modifies the consolidation model to one based on control and economics, and replaced quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE. Additionally, the amendment requires enhanced and expanded disclosures around VIEs. This amendment was effective for fiscal years beginning after November 15, 2009. The adoption of this guidance on April 1, 2010 did not have a material effect on the Partnership's financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable
Item 4.	Controls & Procedures

	(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Partnership's general partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of C&M Management Inc., carried out an evaluation of the effectiveness of the Partnership's "disclosure controls and procedures" as defined under the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15 with respect to each series individually, as well as the Partnership as a whole. Based on that evaluation, the Partnership's Principal Executive Officer and Principal Financial Officer have concluded that as of the end of the period covered by this report, the Partnership's disclosure controls and procedures were effective to ensure that information relating tp any series or the Partnership as a whole required to be disclosed by it in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to the Partnership's management, including the Partnership's Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure with respect to each series individually, as well as the Partnership as a whole.

	(b)	Changes in Internal Controls

There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our Form 10-K for the fiscal year ended March 31, 2011.

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

(a)Exhibits

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

101. The following materials from the Boston Capital Tax Credit Fund Limited Partnership Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the Partnership has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund Limited Partnership

	By:	Boston Capital Associates Limited Partnership, General Partner

	By:	BCA Associates Limited Partnership, General Partner

	By:	C&M Management, Inc., General Partner

Date: August 15, 2011	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of
1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

August 15, 2011	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), C&M Management Inc.; Director, President (Principal Executive Officer) BCTC Assignor Corp.

DATE:	SIGNATURE:	TITLE:

August 15, 2011	/s/ Marc N. Teal Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer), C&M Management Inc; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC Assignor Corp.