Form 10-Q
period 2011-09-30
BOSTON CAPITAL TAX CREDIT FUND LTD PARTNERSHIP
filed 2011-11-14
CIK 835095

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended September 30, 2011

                                             or

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

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2011

TABLE OF CONTENTS
FOR THE QUARTER ENDED SEPTEMBER 30, 2011

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

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2011

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

Note G Subsequent Event 48

Note H Plan of Liquidation 49

Item 2. Management's Discussion and Analysis of Financial Condition and

Results of Operations 50

Liquidity 50

Capital Resources 51

Results of Operations 52

Principal Accounting Policies 57

Recent Accounting Changes 58

Item 3. Quantitative and Qualitative Disclosures About Market Risk 59

Item 4. Controls and Procedures 59

Part II Other Information 60

Item 1. Legal Proceedings 60

Item 1A. Risk Factors 60

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds 60

Item 3. Defaults Upon Senior Securities 60

Item 4. (Removed and Reserved) 60

Item 5. Other Information 60

Item 6. Exhibits 60

Signatures 61

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2011	March 31, 2011
ASSETS
Cash and cash equivalents	$ 2,944,427	$ 3,031,943

	$ 2,944,427	$ 3,031,943

LIABILITIES

Accounts payable	$ 7,500	$ -
Accounts payable affiliates (note C)	5,492,709	5,460,872

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 9,800,600 issued and 9,795,600 outstanding	(1,752,497)	(1,626,912)
General Partner	(803,285)	(802,017)
	(2,555,782)	(2,428,929)
	$ 2,944,427	$ 3,031,943

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 1

	September 30, 2011	March 31, 2011
ASSETS
Cash and cash equivalents	$ 25,771	$ 32,556

	$ 25,771	$ 32,556

LIABILITIES

Accounts payable	$ 4,500	$ -
Accounts payable affiliates (note C)	2,645,120	2,633,302

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 1,299,900 issued and outstanding	(2,484,777)	(2,461,905)
General Partner	(139,072)	(138,841)
	(2,623,849)	(2,600,746)
	$ 25,771	$ 32,556

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 2

	September 30, 2011	March 31, 2011
ASSETS
Cash and cash equivalents	$ 1,052,015	$ 1,074,536

	$ 1,052,015	$ 1,074,536

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 830,300 issued and outstanding	1,107,707	1,130,003
General Partner	(55,692)	(55,467)
	1,052,015	1,074,536
	$ 1,052,015	$ 1,074,536

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 3

	September 30, 2011	March 31, 2011
ASSETS
Cash and cash equivalents	$ 195,394	$ 209,814

	$ 195,394	$ 209,814

LIABILITIES

Accounts payable	$ 3,000	$ -
Accounts payable affiliates (note C)	2,847,589	2,827,570

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 2,882,200 issued and 2,877,200 outstanding	(2,395,826)	(2,358,761)
General Partner	(259,369)	(258,995)
	(2,655,195)	(2,617,756)
	$ 195,394	$ 209,814

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 4

	September 30, 2011	March 31, 2011
ASSETS
Cash and cash equivalents	$ 1,245,361	$ 1,269,589

	$ 1,245,361	$ 1,269,589

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 2,995,300 issued and outstanding	1,481,069	1,505,055
General Partner	(235,708)	(235,466)
	1,245,361	1,269,589
	$ 1,245,361	$ 1,269,589

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 5

	September 30, 2011	March 31, 2011
ASSETS
Cash and cash equivalents	$ 425,886	$ 445,448

	$ 425,886	$ 445,448

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 489,900 issued and outstanding	463,341	482,707
General Partner	(37,455)	(37,259)
	425,886	445,448
	$ 425,886	$ 445,448

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 6

	September 30, 2011	March 31, 2011
ASSETS
Cash and cash equivalents	$ -	$ -

	$ -	$ -

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 1,303,000 issued and outstanding	75,989	75,989
General Partner	(75,989)	(75,989)
	-	-
	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

	2011	2010

Income
Interest income	$ 4,025	$ 6,971
Miscellaneous income	52	412
	4,077	7,383

Share of income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	51,512	53,322
Partnership management fees, net (Note C)	26,064	22,094
General and administrative fees	17,238	13,795
	94,814	89,211

NET INCOME (LOSS)	$ (90,737)	$ (81,828)

Net income (loss) allocated to assignees	$ (89,829)	$ (81,009)

Net income (loss) allocated to general partner	$ (908)	$ (819)

Net income (loss) per BAC	$ (.01)	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,

(Unaudited)

Series 1

	2011	2010

Income
Interest income	$ 17	$ 82
Miscellaneous income	-	-
	17	82

Share of income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	10,384	10,179
Partnership management fees, net (Note C)	2,671	3,756
General and administrative fees	2,574	2,422
	15,629	16,357

NET INCOME (LOSS)	$ (15,612)	$ (16,275)

Net income (loss) allocated to assignees	$ (15,456)	$ (16,112)

Net income (loss) allocated to general partner	$ (156)	$ (163)

Net income (loss) per BAC	$ (.01)	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,

(Unaudited)

Series 2

	2011	2010

Income
Interest income	$ 1,387	$ 2,438
Miscellaneous income	-	-
	1,387	2,438

Share of income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	8,592	8,321
Partnership management fees, net (Note C)	5,188	5,303
General and administrative fees	4,172	2,061
	17,952	15,685

NET INCOME (LOSS)	$ (16,565)	$ (13,247)

Net income (loss) allocated to assignees	$ (16,399)	$ (13,115)

Net income (loss) allocated to general partner	$ (166)	$ (132)

Net income (loss) per BAC	$ (.02)	$ (.02)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 3

2011		2010

Income
Interest income	$ 133	$ 461
Miscellaneous income	52	412
	185	873

Share of income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	14,073	15,337
Partnership management fees, net (Note C)	9,129	3,895
General and administrative expenses	3,405	3,810
	26,607	23,042

NET INCOME (LOSS)	$ (26,422)	$ (22,169)

Net income (loss) allocated to assignees	$ (26,158)	$ (21,947)

Net income (loss) allocated to general partner	$ (264)	$ (222)

Net income (loss) per BAC	$ (.01)	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,

(Unaudited)

Series 4

	2011	2010

Income
Interest income	$ 2,200	$ 3,000
Miscellaneous income	-	-
	2,200	3,000

Share of income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	9,908	11,216
Partnership management fees, net (Note C)	5,367	5,367
General and administrative fees	4,800	3,470
	20,075	20,053

NET INCOME (LOSS)	$ (17,875)	$ (17,053)

Net income (loss) allocated to assignees	$ (17,696)	$ (16,882)

Net income (loss) allocated to general partner	$ (179)	$ (171)

Net income (loss) per BAC	$ (.01)	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 5

	2011	2010

Income
Interest income	$ 288	$ 990
Miscellaneous income	-	-
	288	990

Share of income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	8,555	8,269
Partnership management fees, net (Note C)	3,709	3,773
General and administrative fees	2,287	2,032
	14,551	14,074

NET INCOME (LOSS)	$ (14,263)	$ (13,084)

Net income (loss) allocated to assignees	$ (14,120)	$ (12,953)

Net income (loss) allocated to general partner	$ (143)	$ (131)

Net income (loss) per BAC	$ (.03)	$ (.03)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,

(Unaudited)

Series 6

	2011	2010

Income
Interest income	$ -	$ -
Miscellaneous income	-	-
	-	-

Share of income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	-	-
Partnership management fees, net (Note C)	-	-
General and administrative expenses	-	-
	-	-

NET INCOME (LOSS)	$ -	$ -

Net income (loss) allocated to assignees	$ -	$ -

Net income (loss) allocated to general partner	$ -	$ -

Net income (loss) per BAC	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

	2011	2010

Income
Interest income	$ 8,426	$ 13,492
Miscellaneous income	52	97,104
	8,478	110,596

Share of income from Operating Partnerships(Note D)	-	7,183

Expenses
Professional fees	53,290	55,270
Partnership management fees, net (Note C)	52,746	44,197
General and administrative fees	29,295	21,496
	135,331	120,963

NET INCOME (LOSS)	$ (126,853)	$ (3,184)

Net income (loss) allocated to assignees	$ (125,585)	$ (3,151)

Net income (loss) allocated to general partner	$ (1,268)	$ (33)

Net income (loss) per BAC	$ (.01)	$ (.00)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 1

	2011	2010

Income
Interest income	$ 46	$ 182
Miscellaneous income	-	-
	46	182

Share of income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	10,715	10,337
Partnership management fees, net (Note C)	7,687	6,772
General and administrative fees	4,747	3,990
	23,149	21,099

NET INCOME(LOSS)	$ (23,103)	$ (20,917)

Net income (loss) allocated to assignees	$ (22,872)	$ (20,708)

Net income (loss) allocated to general partner	$ (231)	$ (209)

Net income (loss) per BAC	$ (.02)	$ (.02)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 2

	2011	2010

Income
Interest income	$ 2,913	$ 4,769
Miscellaneous income	-	-
	2,913	4,769

Share of income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	8,897	8,565
Partnership management fees, net (Note C)	10,432	9,600
General and administrative fees	6,105	3,504
	25,434	21,669

NET INCOME(LOSS)	$ (22,521)	$ (16,900)

Net income (loss) allocated to assignees	$ (22,296)	$ (16,731)

Net income (loss) allocated to general partner	$ (225)	$ (169)

Net income (loss) per BAC	$ (.03)	$ (.02)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 3

2011		2010

Income
Interest income	$ 324	$ 763
Miscellaneous income	52	97,104
	376	97,867

Share of income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	14,514	15,787
Partnership management fees, net (Note C)	16,644	9,610
General and administrative expenses	6,657	6,028
	37,815	31,425

NET INCOME(LOSS)	$ (37,439)	$ 66,442

Net income (loss) allocated to assignees	$ (37,065)	$ 65,778

Net income (loss) allocated to general partner	$ (374)	$ 664

Net income (loss) per BAC	$ (.01)	$ .02

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 4

	2011	2010

Income
Interest income	$ 4,449	$ 5,787
Miscellaneous income	-	-
	4,449	5,787

Share of income from Operating Partnerships(Note D)	-	7,183

Expenses
Professional fees	10,331	12,235
Partnership management fees, net (Note C)	10,534	10,734
General and administrative fees	7,812	4,653
	28,677	27,622

NET INCOME(LOSS)	$ (24,228)	$ (14,652)

Net income (loss) allocated to assignees	$ (23,986)	$ (14,505)

Net income (loss) allocated to general partner	$ (242)	$ (147)

Net income (loss) per BAC	$ (.01)	$ (.00)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 5

	2011	2010

Income
Interest income	$ 694	$ 1,991
Miscellaneous income	-	-
	694	1,991

Share of income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	8,833	8,346
Partnership management fees, net (Note C)	7,449	7,481
General and administrative fees	3,974	3,321
	20,256	19,148

NET INCOME(LOSS)	$ (19,562)	$ (17,157)

Net income (loss) allocated to assignees	$ (19,366)	$ (16,985)

Net income (loss) allocated to general partner	$ (196)	$ (172)

Net income (loss) per BAC	$ (.04)	$ (.03)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 6

	2011	2010

Income
Interest income	$ -	$ -
Miscellaneous income	-	-
	-	-

Share of income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	-	-
Partnership management fees, net (Note C)	-	-
General and administrative expenses	-	-
	-	-

NET INCOME(LOSS)	$ -	$ -

Net income (loss) allocated to assignees	$ -	$ -

Net income (loss) allocated to general partner	$ -	$ -

Net income (loss) per BAC	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2011

(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2011	$(1,626,912)	$ (802,017)	$(2,428,929)

Net loss	(125,585)	(1,268)	(126,853)

Partners' capital (deficit), September 30, 2011	$(1,752,497)	$ (803,285)	$(2,555,782)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2011

(Unaudited)

	Assignees	General Partner	Total
Series 1
Partners' capital (deficit) April 1, 2011	$(2,461,905)	$ (138,841)	$(2,600,746)

Net loss	(22,872)	(231)	(23,103)

Partners' capital (deficit), September 30, 2011	$(2,484,777)	$ (139,072)	$(2,623,849)

Series 2
Partners' capital (deficit) April 1, 2011	$ 1,130,003	$ (55,467)	$ 1,074,536

Net loss	(22,296)	(225)	(22,521)

Partners' capital (deficit), September 30, 2011	$ 1,107,707	$ (55,692)	$ 1,052,015

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2011

(Unaudited)

	Assignees	General Partner	Total
Series 3
Partners' capital (deficit) April 1, 2011	$(2,358,761)	$ (258,995)	$(2,617,756)

Net loss	(37,065)	(374)	(37,439)

Partners' capital (deficit), September 30, 2011	$(2,395,826)	$ (259,369)	$(2,655,195)

Series 4
Partners' capital (deficit) April 1, 2011	$ 1,505,055	$ (235,466)	$ 1,269,589

Net loss	(23,986)	(242)	(24,228)

Partners' capital (deficit), September 30, 2011	$ 1,481,069	$ (235,708)	$ 1,245,361

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2011

(Unaudited)

	Assignees	General Partner	Total
Series 5
Partners' capital (deficit) April 1, 2011	$ 482,707	$ (37,259)	$ 445,448

Net loss	(19,366)	(196)	(19,562)

Partners' capital (deficit), September 30, 2011	$ 463,341	$ (37,455)	$ 425,886

Series 6
Partners' capital (deficit) April 1, 2011	$ 75,989	$ (75,989)	$ -

Net loss	-	-	-

Partners' capital (deficit), September 30, 2011	$ 75,989	$ (75,989)	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

	2011	2010
Cash flows from operating activities:

Net Income (loss)	$ (126,853)	$ (3,184)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	(7,183)
Changes in assets and liabilities
Increase in accounts payable	7,500	(15,000)
Increase in accounts payable affiliates	31,837	33,343

Net cash (used in) provided by operating activities	(87,516)	7,976

Cash flows from investing activities:

Proceeds from disposition of operating limited partnerships	-	7,183

Net cash provided by investing activities	-	7,183

Cash flows from financing activities:

Distributions	-	(129,923)

Net cash used in financing activities	-	(129,923)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(87,516)	(114,764)

Cash and cash equivalents, beginning	3,031,943	3,195,380

Cash and cash equivalents, ending	$ 2,944,427	$ 3,080,616

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 1

	2011	2010
Cash flows from operating activities:

Net Income (loss)	$ (23,103)	$ (20,917)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	-
Changes in assets and liabilities
Increase in accounts payable	4,500	-
Increase in accounts payable affiliates	11,818	12,913

Net cash (used in) provided by operating activities	(6,785)	(8,004)

Cash flows from investing activities:

Proceeds from disposition of operating limited partnerships	-	-

Net cash provided by investing activities	-	-

Cash flows from financing activities:

Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,785)	(8,004)

Cash and cash equivalents, beginning	32,556	44,150

Cash and cash equivalents, ending	$ 25,771	$ 36,146

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 2

	2011	2010
Cash flows from operating activities:

Net Income (loss)	$ (22,521)	$ (16,900)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	-
Changes in assets and liabilities
Increase in accounts payable	-	-
Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(22,521)	(16,900)

Cash flows from investing activities:

Proceeds from disposition of operating limited partnerships	-	-

Net cash provided by investing activities	-	-

Cash flows from financing activities:

Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(22,521)	(16,900)

Cash and cash equivalents, beginning	1,074,536	1,102,415

Cash and cash equivalents, ending	$ 1,052,015	$ 1,085,515

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 3

	2011	2010
Cash flows from operating activities:

Net Income (loss)	$ (37,439)	$ 66,442
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	-
Changes in assets and liabilities
Increase in accounts payable	3,000	-
Increase in accounts payable affiliates	20,019	20,430

Net cash (used in) provided by operating activities	(14,420)	86,872

Cash flows from investing activities:

Proceeds from disposition of operating limited partnerships	-	-

Net cash provided by investing activities	-	-

Cash flows from financing activities:

Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(14,420)	86,872

Cash and cash equivalents, beginning	209,814	127,823

Cash and cash equivalents, ending	$ 195,394	$ 214,695

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 4

	2011	2010
Cash flows from operating activities:

Net Income (loss)	$ (24,228)	$ (14,652)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	(7,183)
Changes in assets and liabilities
Increase in accounts payable	-	(15,000)
Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(24,228)	(36,835)

Cash flows from investing activities:

Proceeds from disposition of operating limited partnerships	-	7,183

Net cash provided by investing activities	-	7,183

Cash flows from financing activities:

Distributions	-	(129,923)

Net cash used in financing activities	-	(129,923)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(24,228)	(159,575)

Cash and cash equivalents, beginning	1,269,589	1,446,635

Cash and cash equivalents, ending	$ 1,245,361	$ 1,287,060

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 5

	2011	2010
Cash flows from operating activities:

Net Income (loss)	$ (19,562)	$ (17,157)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	-
Changes in assets and liabilities
Increase in accounts payable	-	-
Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(19,562)	(17,157)

Cash flows from investing activities:

Proceeds from disposition of operating limited partnerships	-	-

Net cash provided by investing activities	-	-

Cash flows from financing activities:

Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(19,562)	(17,157)

Cash and cash equivalents, beginning	445,448	474,357

Cash and cash equivalents, ending	$ 425,886	$ 457,200

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 6

	2011	2010
Cash flows from operating activities:

Net Income (loss)	$ -	$ -
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	-
Changes in assets and liabilities
Increase in accounts payable	-	-
Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	-	-

Cash flows from investing activities:

Proceeds from disposition of operating limited partnerships	-	-

Net cash provided by investing activities	-	-

Cash flows from financing activities:

Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-

Cash and cash equivalents, beginning	-	-

Cash and cash equivalents, ending	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2011

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
September 30, 2011
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of September 30, 2011 and for the six months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Partnership in acquiring the investments in Operating Partnerships are capitalized to the investment account. The Partnership's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's Annual Report on Form 10-K.

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has entered into several transactions with various affiliates of the general partner of the Partnership, including Boston Capital Holdings LP, Boston Capital Partners, Inc. and Boston Capital Asset Management Limited Partnership.

Accounts payable - affiliates at September 30, 2011 and 2010 represents accrued general and administrative expenses, accrued partnership management fees, and advances from an affiliate of the general partner of the Partnership, which are payable to Boston Capital Holdings LP and Boston Capital Asset Management Limited Partnership.

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2011
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

An annual partnership management fee based on .375 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. Since reporting fees collected by the series were added to reserves and not paid to Boston Capital Asset Management Limited Partnership, the amounts accrued are not net of reporting fees received. The partnership management fees accrued for the quarters ended September 30, 2011 and 2010 are as follows:
	2011	2010
Series 1	$ 3,931	$ 5,016
Series 2	5,418	5,418
Series 3	9,804	10,215
Series 4	5,367	5,367
Series 5	3,837	3,837
Series 6	-	-
	$ 28,357	$ 29,853

The partnership management fees paid for the quarters ended September 30, 2011 and 2010 are as follows:
	2011	2010
Series 1	$ -	$ -
Series 2	5,418	5,418
Series 3	-	-
Series 4	5,367	5,367
Series 5	3,837	3,837
Series 6	-	-
	$ 14,622	$ 14,622

The partnership management fees paid for the six months ended September 30, 2011 and 2010 are as follows:
	2011	2010
Series 1	$ -	$ -
Series 2	10,836	10,836
Series 3	-	-
Series 4	10,734	10,734
Series 5	7,674	7,674
Series 6	-	-
	$ 29,244	$ 29,244

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At September 30, 2011 and 2010, the Partnership had limited partnership interests in 13 and 19 Operating Partnerships, respectively, which own operating apartment complexes as follows:

Series	2011	2010
1	1	4
2	1	1
3	7	10
4	3	3
5	1	1
6	-	-
	13	19

Under the terms of the Partnership's investment in each Operating Partnership, the Partnership was required to make capital contributions to the Operating Partnerships. These contributions were payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. At September 30, 2011 and 2010, all capital contributions had been paid.

During the six months ended September 30, 2011 the Partnership disposed of five Operating Partnerships. A summary of the dispositions by Series for September 30, 2011 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Partnership Proceeds from Disposition	Gain/(Loss) on Disposition
Series 1	3	-	$-	$-
Series 2	-	-	-	-
Series 3	2	-	-	-
Series 4	-	-	-	-
Series 5	-	-	-	-
Series 6	-	-	-	-
Total	5	-	$-	$-

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2011
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

The Partnership's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the six months ended June 30, 2011.

The combined condensed unaudited summarized statements of operations of the Operating Partnerships for the six months ended June 30, 2011 and 2010 are as follows:

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months ended June 30,
(Unaudited)

	2011	2010

Revenues
Rental	$ 1,917,273	$ 2,038,679
Interest and other	112,559	74,087

	2,029,832	2,112,766

Expenses
Interest	483,149	505,585
Depreciation and amortization	464,775	557,428
Operating expenses	1,602,694	1,624,795
	2,550,618	2,687,808

NET LOSS	$ (520,786)	$ (575,042)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (515,577)	$ (569,291)

Net loss allocated to other Partners	$ (5,209)	$ (5,751)

* Amounts include $515,577 and $569,291 for 2011 and 2010, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months ended June 30,
(Unaudited)

Series 1

	2011	2010

Revenues
Rental	$ 249,303	$ 374,381
Interest and other	8,802	13,678

	258,105	388,059

Expenses
Interest	33,384	48,652
Depreciation and amortization	71,856	116,443
Operating expenses	222,791	288,171
	328,031	453,266

NET LOSS	$ (69,926)	$ (65,207)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (69,227)	$ (64,555)

Net loss allocated to other Partners	$ (699)	$ (652)

* Amounts include $69,227 and $64,555 for 2011 and 2010, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months ended June 30,
(Unaudited)

Series 2

	2011	2010

Revenues
Rental	$ 412,218	$ 345,823
Interest and other	45,016	16,424

	457,234	362,247

Expenses
Interest	186,044	178,593
Depreciation and amortization	82,936	82,936
Operating expenses	357,539	322,154
	626,519	583,683

NET LOSS	$ (169,285)	$ (221,436)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (167,592)	$ (219,222)

Net loss allocated to other Partners	$ (1,693)	$ (2,214)

* Amounts include $167,592 and $219,222 for 2011 and 2010, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months ended June 30,
(Unaudited)

Series 3
	2011	2010

Revenues
Rental	$ 735,635	$ 841,523
Interest and other	19,093	24,194

	754,728	865,717

Expenses
Interest	92,036	109,114
Depreciation and amortization	177,919	210,282
Operating expenses	621,624	668,500
	891,579	987,896

NET LOSS	$(136,851)	$ (122,179)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$(135,482)	$ (120,957)

Net loss allocated to other partners	$ (1,369)	$ (1,222)

* Amounts include $135,482 and $120,957 for 2011 and 2010, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months ended June 30,
(Unaudited)

Series 4

	2011	2010

Revenues
Rental	$ 290,850	$ 284,612
Interest and other	14,611	10,656

	305,461	295,268

Expenses
Interest	68,211	69,896
Depreciation and amortization	85,937	101,640
Operating expenses	201,884	166,794
	356,032	338,330

NET LOSS	$ (50,571)	$ (43,062)

Net income loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (50,065)	$ (42,631)

Net loss allocated to other Partners	$ (506)	$ (431)

* Amounts include $50,065 and $42,631 for 2011 and 2010, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months ended June 30,
(Unaudited)

Series 5
	2011	2010

Revenues
Rental	$ 229,267	$ 192,340
Interest and other	25,037	9,135

	254,304	201,475

Expenses
Interest	103,474	99,330
Depreciation and amortization	46,127	46,127
Operating expenses	198,856	179,176
	348,457	324,633

NET LOSS	$ (94,153)	$ (123,158)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (93,211)	$ (121,926)

Net loss allocated to other Partners	$ (942)	$ (1,232)

* Amounts include $93,211 and $121,926 for 2011 and 2010, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2011
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

September 30, 2011
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

NOTE G - SUBSEQUENT EVENT

The Partnership has entered into agreements to transfer interests in three Operating Partnerships. The estimated sales prices and other terms for the disposition of the Operating Partnerships have been determined. The estimated proceeds to be received for these three Operating Partnerships are $11,501. The estimated gain on sales of the Operating Partnerships is $5,000 and the sales are expected to be recognized in the third quarter of fiscal year end 2012.

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

September 30, 2011
(Unaudited)

NOTE H - PLAN OF LIQUIDATION

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

The Partnership is currently accruing the annual partnership management fee. Partnership management fees accrued during the quarter ended September 30, 2011 were $28,357 and total partnership management fees accrued as of September 30, 2011 were $4,848,349. During the three and the six months ended September 30, 2011, $14,622 and $29,244, respectively, of accrued partnership management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Partnership receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Partnership's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Partnership. The Partnership is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Partnership.

As of September 30, 2011, an affiliate of the general partner of the Partnership advanced a total of $644,360 to the Partnership to pay various operating expenses of the Partnership, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. During the six months ended September 30, 2011, $2,871 was advanced. Below is a summary, by series, of the total advances made to date.
	Six Months Ended	Total
Series 1	$ 2,871	$170,726
Series 3	-	473,634
	$ 2,871	$644,360

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships. During the six months ended September 30, 2011 there were no payments paid to the affiliates of the general partner.

Capital Resources

The Partnership offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on August 29, 1988. The Partnership received and accepted subscriptions for $97,746,940 representing 9,800,600 BACs from investors admitted as BAC Holders in Series 1 through Series 6 of the Partnership. Offers and sales of BACs in Series 1 through Series 6 of the Partnership were completed and the last of the BACs in Series 6 were issued by the Partnership on September 29, 1989. At September 30, 2011 and 2010 the Partnership had limited partnership equity interests in 13 and 19 Operating Partnerships, respectively.

As of September 30, 2011, the Partnership had $2,944,427 remaining in cash and cash equivalents. Below is a table which provides, by series, the equity raised, number of BACs sold, final date BACs were offered, number of properties acquired, and cash and cash equivalents.

Series	Equity	BACs	Final Close Date	Number of Properties	Proceeds Remaining
1	$12,999,000	1,299,900	12/18/88	1	$ 25,771
2	8,303,000	830,300	03/30/89	1	1,052,015
3	28,822,000	2,882,200	03/14/89	7	195,394
4	29,788,160	2,995,300	07/07/89	3	1,245,361
5	4,899,000	489,900	08/22/89	1	425,886
6	12,935,780	1,303,000	09/29/89	-	-

	$97,746,940	9,800,600		13	$2,944,427

Results of Operations

At September 30, 2011 and 2010, the Partnership held limited partnership interests in 13 and 19 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which initially complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Partnership believes that there is adequate casualty insurance on the properties.

The Partnership incurs an annual partnership management fee to the general partner of the Partnership and/or its affiliates in an amount equal to 0.375% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various partnership management and reporting fees paid by the Operating Partnerships. The partnership management fees incurred and the reporting fees paid by the Operating Partnerships for the three and six months ended September 30, 2011 are as follows:
	3 Months Gross Management Fee	3 Months Reporting Fee	3 Months Management Fee Net of Reporting Fee
Series 1	$ 3,931	$1,260	$ 2,671
Series 2	5,418	230	5,188
Series 3	9,804	675	9,129
Series 4	5,367	-	5,367
Series 5	3,837	128	3,709
Series 6	-	-	-
	$ 28,357	$2,293	$26,064
	6 Months Gross Management Fee	6 Months Reporting Fee	6 Months Management Fee Net of Reporting Fee
Series 1	$ 8,947	$1,260	$ 7,687
Series 2	10,836	404	10,432
Series 3	20,019	3,375	16,644
Series 4	10,734	200	10,534
Series 5	7,674	225	7,449
Series 6	-	-	-
	$ 58,210	$5,464	$52,746

The Partnership's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested. The Partnership's investments in Operating Partnerships have been made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 1

As of September 30, 2011 and 2010, the average Qualified Occupancy for the series was 100%. The series had one property at September 30, 2011, which was at 100% Qualified Occupancy.

For the six month periods ended September 30, 2011 and 2010, Series 1 reflects a net loss from Operating Partnerships of $(69,926) and $(65,207), respectively, which includes depreciation and amortization of $71,856 and $116,443, respectively. This is an interim period estimate and it is not indicative of the final year end results.

In August 2011, the investment general partner transferred its interest in Coldwater Limited Dividend Housing Association to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $885,494 and cash proceeds to the investment partnership of $1,500. Of the total proceeds received, $1,500 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. There were no remaining proceeds returned to cash reserves held by Series 1. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain or loss on the transfer of the Operating Partnership has been recorded as of September 30, 2011.

In August 2011, the investment general partner transferred its interest in Riverside Place Limited Dividend Housing LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $910,901 and cash proceeds to the investment partnership of $1,500. Of the total proceeds received, $1,500 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. There were no remaining proceeds returned to cash reserves held by Series 1. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain or loss on the transfer of the Operating Partnership has been recorded as of September 30, 2011.

In August 2011, the investment general partner transferred its interest in Wood Creek Manor Limited Dividend Housing LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $918,827 and cash proceeds to the investment partnership of $1,500. Of the total proceeds received, $1,500 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. There were no remaining proceeds returned to cash reserves held by Series 1. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain or loss on the transfer of the Operating Partnership has been recorded as of September 30, 2011.

In October 2011, the investment general partner transferred its interest in Green Acres of Yulee LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,398,850 and cash proceeds to the investment partnership of $10,000. Of the total proceeds received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $5,000 will be returned to cash reserves held by Series 1. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, will be recorded in the amount of $5,000 as of October 31, 2011.

Series 2

As of September 30, 2011 and 2010, the average Qualified Occupancy for the series was 100%. The series had one property at September 30, 2011, which was at 100% Qualified Occupancy.

For the six month periods ended September 30, 2011 and 2010, Series 2 reflects a net loss from Operating Partnerships of $(169,285) and $(221,436), respectively, which includes depreciation and amortization of $82,936 and $82,936, respectively. This is an interim period estimate and it is not indicative of the final year end results.

Series 3

As of September 30, 2011 and 2010, the average Qualified Occupancy for the series was 98.29%. The series had a total of seven properties at September 30, 2011, six of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2011 and 2010, Series 3 reflects a net loss from Operating Partnerships of $(136,851) and $(122,179), respectively, which includes depreciation and amortization of $177,919 and $210,282, respectively. This is an interim period estimate and it is not indicative of the final year end results.

Vassar LDHA LP (Manor Ridge Apartments) is a 32-unit senior property located in Vassar, MI. The property has operated below breakeven since 2007. Because of operating challenges in 2007 the tax and insurance escrows were underfunded and the 2007 real estate taxes were not paid. In an effort to address the delinquencies, management submitted a two-year workout plan to the lender, Rural Development. The workout plan was approved by Rural Development in May 2008. The primary goal of the workout plan was to pay down delinquent real estate taxes. The secondary goal was to properly fund the tax and insurance escrow accounts. According to the workout plan, the replacement reserve funding requirement was waived in 2008 which should have allowed the scheduled deposits to be allocated to the funding of the tax and insurance escrows. However, in the fourth quarter of 2008 there was a significant drop in occupancy and management was unable to meet the terms of the approved plan. As a result, Rural Development issued a servicing notice on December 23, 2008, which outlined major concerns such as under-funded reserves, unpaid real estate taxes, and underfunded tax and insurance escrows. Operations deteriorated further in 2009 as occupancy declined and collections decreased. Physical occupancy dropped to 56% in the fourth quarter 2009. Through the third quarter of 2010, physical occupancy remained at 56% and the property continued to operate below breakeven. Given the operating history and the condition of the local economy, in the fourth quarter 2009, the operating general partner requested the investment partnership's consent to convey the property to Rural Development. On February 11, 2010, the investment general partner consented to the conveyance. Rural Development refused to accept the conveyance and on October 1, 2010 foreclosed on the property. On December 31, 2003, the 15-year low income housing tax credit compliance period expired with respect to Vassar LDHA LP. Because the compliance period had expired, the transfer of the property to Rural Development did not result in the recapture of tax credits. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no loss or gain on the transfer of the Operating Partnership has been recorded as of December 31, 2010.

In February 2008, the investment general partner of Mound Plaza, Limited approved an agreement to sell the property and the transaction was anticipated to close in July 2010; however, the buyer was unable to consummate the sale and the agreement has expired.

In August 2011, the investment general partner transferred its interest in Greenwood Limited Dividend Housing Association to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,344,461 and cash proceeds to the investment partnership of $1,500. Of the total proceeds received, $1,500 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. There were no remaining proceeds returned to cash reserves held by Series 3. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain or loss on the transfer of the Operating Partnership has been recorded as of September 30, 2011.

In August 2011, the investment general transferred its interest in Ripon Apartments Company LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $793,519 and cash proceeds to the investment partnership of $1,500. Of the total proceeds received, $1,500 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. There were no remaining proceeds returned to cash reserves held by Series 3. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain or loss on the transfer of the Operating Partnership has been recorded as of September 30, 2011.

Series 4

As of September 30, 2011 and 2010, the average Qualified Occupancy for the series was 100%. The series had a total of three properties at September 30, 2011, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2011 and 2010, Series 4 reflects a net loss from Operating Partnerships of $(50,571) and $(43,062), respectively, which includes depreciation and amortization of $85,937 and $101,640, respectively. This is an interim period estimate and it is not indicative of the final year end results.

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

In October 2011, the investment general partner transferred its interest in Ault Apartments to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $447,317 and cash proceeds to the investment partnership of $1,500. Of the total proceeds received, $1,500 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. There were no remaining proceeds returned to cash reserves held by Series 4. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain or loss on the transfer of the Operating Partnership will be recorded.

In October 2011, the investment general partner transferred its interest in Cambria Commons LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,169,005 and cash proceeds to the investment partnership of $1. Of the total proceeds to be received, $1 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. There were no proceeds returned to cash reserves held by Series 4. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain or loss on the transfer of the Operating Partnership will be recorded.

Series 5

As of September 30, 2011 and 2010, the average Qualified Occupancy for the series was 100%. The series had one property at September 30, 2011, which was at 100% Qualified Occupancy.

For the six month periods ended September 30, 2011 and 2010, Series 5 reflects a net loss from Operating Partnerships of $(94,153) and $(123,158), respectively, which includes depreciation and amortization of $46,127 and $46,127, respectively. This is an interim period estimate and it is not indicative of the final year end results.

Series 6

The series did not have any properties as of September 30, 2011 and 2010. As a result, net loss from Operating Partnerships, which include depreciation and amortization, is $0 for all periods presented.

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

There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

(a)Exhibits

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

101. The following materials from the Boston Capital Tax Credit Fund Limited Partnership Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the Partnership has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund Limited Partnership

	By:	Boston Capital Associates Limited Partnership, General Partner

	By:	BCA Associates Limited Partnership, General Partner

	By:	C&M Management, Inc., General Partner

Date: November 14, 2011	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of
1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

November 14, 2011	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), C&M Management Inc.; Director, President (Principal Executive Officer) BCTC Assignor Corp.

DATE:	SIGNATURE:	TITLE:

November 14, 2011	/s/ Marc N. Teal Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer), C&M Management Inc; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC Assignor Corp.