Form 10-Q
period 2011-12-31
BOSTON CAPITAL TAX CREDIT FUND LTD PARTNERSHIP
filed 2012-02-14
CIK 835095

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended December 31, 2011

                                             or

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
FOR THE QUARTER ENDED DECEMBER 31, 2011

TABLE OF CONTENTS
FOR THE QUARTER ENDED DECEMBER 31, 2011

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
FOR THE QUARTER ENDED DECEMBER 31, 2011

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

Note G Plan of Liquidation 49

Item 2. Management's Discussion and Analysis of Financial Condition and

Results of Operations 50

Liquidity 50

Capital Resources 51

Results of Operations 52

Principal Accounting Policies and Estimates 58

Recent Accounting Changes 59

Item 3. Quantitative and Qualitative Disclosures About Market Risk 60

Item 4. Controls and Procedures 60

Part II Other Information 61

Item 1. Legal Proceedings 61

Item 1A. Risk Factors 61

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds 61

Item 3. Defaults Upon Senior Securities 61

Item 4. Mine Safety Disclosures 61

Item 5. Other Information 61

Item 6. Exhibits 61

Signatures 62

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

	December 31, 2011	March 31, 2011
ASSETS
Cash and cash equivalents	$ 1,465,189	$ 3,031,943
Other assets	65,458	-

	$ 1,530,647	$ 3,031,943

LIABILITIES

Accounts payable	$ 11,697	$ -
Accounts payable affiliates (note C)	2,856,571	5,460,872

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 9,800,600 issued and 9,795,600 outstanding	(843,265)	(1,626,912)
General Partner	(494,356)	(802,017)
	(1,337,621)	(2,428,929)
	$ 1,530,647	$ 3,031,943

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 1

	December 31, 2011	March 31, 2011
ASSETS
Cash and cash equivalents	$ -	$ 32,556
Other assets	-	-

	$ -	$ 32,556

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	-	2,633,302

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 1,299,900 issued and outstanding	-	(2,461,905)
General Partner	-	(138,841)
	-	(2,600,746)
	$ -	$ 32,556

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 2

	December 31, 2011	March 31, 2011
ASSETS
Cash and cash equivalents	$ -	$ 1,074,536
Other assets	-	-

	$ -	$ 1,074,536

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 830,300 issued and outstanding	-	1,130,003
General Partner	-	(55,467)
	-	1,074,536
	$ -	$ 1,074,536

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 3

	December 31, 2011	March 31, 2011
ASSETS
Cash and cash equivalents	$ 162,369	$ 209,814
Other assets	65,458	-

	$ 227,827	$ 209,814

LIABILITIES

Accounts payable	$ 3,000	$ -
Accounts payable affiliates (note C)	2,856,571	2,827,570

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 2,882,200 issued and 2,877,200 outstanding	(2,372,609)	(2,358,761)
General Partner	(259,135)	(258,995)
	(2,631,744)	(2,617,756)
	$ 227,827	$ 209,814

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 4

	December 31, 2011	March 31, 2011
ASSETS
Cash and cash equivalents	$ 1,302,820	$ 1,269,589
Other assets	-	-

	$ 1,302,820	$ 1,269,589

LIABILITIES

Accounts payable	$ 8,697	$ -
Accounts payable affiliates (note C)	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 2,995,300 issued and outstanding	1,529,344	1,505,055
General Partner	(235,221)	(235,466)
	1,294,123	1,269,589
	$ 1,302,820	$ 1,269,589

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 5

	December 31, 2011	March 31, 2011
ASSETS
Cash and cash equivalents	$ -	$ 445,448
Other assets	-	-

	$ -	$ 445,448

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 489,900 issued and outstanding	-	482,707
General Partner	-	(37,259)
	-	445,448
	$ -	$ 445,448

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 6

	December 31, 2011	March 31, 2011
ASSETS
Cash and cash equivalents	$ -	$ -
Other assets	-	-

	$ -	$ -

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 1,303,000 issued and outstanding	-	75,989
General Partner	-	(75,989)
	-	-
	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

	2011	2010

Income
Interest income	$ 2,811	$ 6,455
Miscellaneous income	-	3,490
	2,811	9,945

Share of income from Operating Partnerships(Note D)	82,451	-

Expenses
Professional fees	5,596	894
Partnership management fees, net (Note C)	(23,272)	23,407
General and administrative fees	122,899	17,996
	105,223	42,297

NET INCOME (LOSS)	$ (19,961)	$ (32,352)

Net income (loss) allocated to assignees	$ (19,762)	$ (32,028)

Net income (loss) allocated to general partner	$ (199)	$ (324)

Net income (loss) per BAC	$ (.00)	$ (.00)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 1

	2011	2010

Income
Interest income	$ 10	$ 60
Miscellaneous income	-	118
	10	178

Share of income from Operating Partnerships(Note D)	5,000	-

Expenses
Professional fees	1,029	118
Partnership management fees, net (Note C)	-	5,016
General and administrative fees	25,253	3,154
	26,282	8,288

NET INCOME (LOSS)	$ (21,272)	$ (8,110)

Net income (loss) allocated to assignees	$ (21,059)	$ (8,029)

Net income (loss) allocated to general partner	$ (213)	$ (81)

Net income (loss) per BAC	$ (.02)	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 2

	2011	2010

Income
Interest income	$ 738	$ 2,250
Miscellaneous income	-	2,662
	738	4,912

Share of income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	1,054	65
Partnership management fees, net (Note C)	5,302	5,245
General and administrative fees	30,396	2,440
	36,752	7,750

NET INCOME (LOSS)	$ (36,014)	$ (2,838)

Net income (loss) allocated to assignees	$ (35,654)	$ (2,810)

Net income (loss) allocated to general partner	$ (360)	$ (28)

Net income (loss) per BAC	$ (.04)	$ (.00)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 3

2011		2010

Income
Interest income	$ 88	$ 370
Miscellaneous income	-	118
	88	488

Share of income from Operating Partnerships(Note D)	65,458	-

Expenses
Professional fees	1,265	296
Partnership management fees, net (Note C)	8,982	4,038
General and administrative expenses	31,847	5,618
	42,094	9,952

NET INCOME (LOSS)	$ 23,452	$ (9,464)

Net income (loss) allocated to assignees	$ 23,217	$ (9,369)

Net income (loss) allocated to general partner	$ 235	$ (95)

Net income (loss) per BAC	$ .01	$ (.00)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 4

	2011	2010

Income
Interest income	$ 1,832	$ 3,003
Miscellaneous income	-	118
	1,832	3,121

Share of income from Operating Partnerships(Note D)	11,993	-

Expenses
Professional fees	1,237	378
Partnership management fees, net (Note C)	(41,329)	5,367
General and administrative fees	5,157	4,827
	(34,935)	10,572

NET INCOME (LOSS)	$ 48,760	$ (7,451)

Net income (loss) allocated to assignees	$ 48,272	$ (7,376)

Net income (loss) allocated to general partner	$ 488	$ (75)

Net income (loss) per BAC	$ .02	$ (.00)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 5

	2011	2010

Income
Interest income	$ 143	$ 772
Miscellaneous income	-	474
	143	1,246

Share of income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	1,011	37
Partnership management fees, net (Note C)	3,773	3,741
General and administrative fees	30,246	1,957
	35,030	5,735

NET INCOME (LOSS)	$ (34,887)	$ (4,489)

Net income (loss) allocated to assignees	$ (34,538)	$ (4,444)

Net income (loss) allocated to general partner	$ (349)	$ (45)

Net income (loss) per BAC	$ (.07)	$ (.01)

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

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

	2011	2010

Income
Interest income	$ 11,237	$ 19,948
Miscellaneous income	52	100,594
	11,289	120,542

Share of income from Operating Partnerships(Note D)	82,451	7,183

Expenses
Professional fees	58,885	56,163
Partnership management fees, net (Note C)	29,474	67,603
General and administrative fees	152,193	39,493
	240,552	163,259

NET INCOME (LOSS)	$ (146,812)	$ (35,534)

Net income (loss) allocated to assignees	$ 2,190,647	$ (35,180)

Net income (loss) allocated to general partner	$(2,337,459)	$ (354)

Net income (loss) per BAC	$ .22	$ (.00)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 1

	2011	2010

Income
Interest income	$ 56	$ 243
Miscellaneous income	-	118
	56	361

Share of income from Operating Partnerships(Note D)	5,000	-

Expenses
Professional fees	11,744	10,455
Partnership management fees, net (Note C)	7,687	11,788
General and administrative fees	29,999	7,146
	49,430	29,389

NET INCOME(LOSS)	$ (44,374)	$ (29,028)

Net income (loss) allocated to assignees	$ 2,461,905	$ (28,738)

Net income (loss) allocated to general partner	$(2,506,279)	$ (290)

Net income (loss) per BAC	$ 1.89	$ (.02)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 2

	2011	2010

Income
Interest income	$ 3,650	$ 7,019
Miscellaneous income	-	2,662
	3,650	9,681

Share of income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	9,951	8,629
Partnership management fees, net (Note C)	15,734	14,844
General and administrative fees	36,501	5,944
	62,186	29,417

NET INCOME(LOSS)	$ (58,536)	$ (19,736)

Net income (loss) allocated to assignees	$ (114,003)	$ (19,539)

Net income (loss) allocated to general partner	$ 55,467	$ (197)

Net income (loss) per BAC	$ (.14)	$ (.02)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 3

2011		2010

Income
Interest income	$ 412	$ 1,133
Miscellaneous income	52	97,222
	464	98,355

Share of income from Operating Partnerships(Note D)	65,458	-

Expenses
Professional fees	15,780	16,083
Partnership management fees, net (Note C)	25,626	13,648
General and administrative expenses	38,504	11,646
	79,910	41,377

NET INCOME(LOSS)	$ (13,988)	$ 56,978

Net income (loss) allocated to assignees	$ (13,848)	$ 56,408

Net income (loss) allocated to general partner	$ (140)	$ 570

Net income (loss) per BAC	$ (.00)	$ .02

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 4

	2011	2010

Income
Interest income	$ 6,282	$ 8,789
Miscellaneous income	-	118
	6,282	8,907

Share of income from Operating Partnerships(Note D)	11,993	7,183

Expenses
Professional fees	11,567	12,614
Partnership management fees, net (Note C)	(30,795)	16,101
General and administrative fees	12,969	9,480
	(6,259)	38,195

NET INCOME(LOSS)	$ 24,534	$ (22,105)

Net income (loss) allocated to assignees	$ 24,289	$ (21,884)

Net income (loss) allocated to general partner	$ 245	$ (221)

Net income (loss) per BAC	$ .01	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 5

	2011	2010

Income
Interest income	$ 837	$ 2,764
Miscellaneous income	-	474
	837	3,238

Share of income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	9,843	8,382
Partnership management fees, net (Note C)	11,222	11,222
General and administrative fees	34,220	5,277
	55,285	24,881

NET INCOME(LOSS)	$ (54,448)	$ (21,643)

Net income (loss) allocated to assignees	$ (91,707)	$ (21,427)

Net income (loss) allocated to general partner	$ 37,259	$ (216)

Net income (loss) per BAC	$ (.19)	$ (.04)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 6

	2011	2010

Income
Interest income	$ -	$ -
Miscellaneous income	-	-
	-	-

Share of income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	-	-
Partnership management fees, net (Note C)	-	-
General and administrative expenses	-	-
	-	-

NET INCOME(LOSS)	$ -	$ -

Net income (loss) allocated to assignees	$ (75,989)	$ -

Net income (loss) allocated to general partner	$ 75,989	$ -

Net income (loss) per BAC	$ (.06)	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2011

(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2011	$(1,626,912)	$ (802,017)	$(2,428,929)

Contribution	-	2,645,120	2,645,120

Distribution	(1,407,000)	-	(1,407,000)

Net income (loss)	2,190,647	(2,337,459)	(146,812)

Partners' capital (deficit), December 31, 2011	$ (843,265)	$ (494,356)	$(1,337,621)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2011

(Unaudited)

	Assignees	General Partner	Total
Series 1
Partners' capital (deficit) April 1, 2011	$(2,461,905)	$ (138,841)	$(2,600,746)

Contribution	-	2,645,120	2,645,120

Distribution	-	-	-

Net income (loss)	2,461,905	(2,506,279)	(44,374)

Partners' capital (deficit), December 31, 2011	$ -	$ -	$ -

Series 2
Partners' capital (deficit) April 1, 2011	$ 1,130,003	$ (55,467)	$ 1,074,536

Contribution	-	-	-

Distribution	(1,016,000)	-	(1,016,000)

Net income (loss)	(114,003)	55,467	(58,536)

Partners' capital (deficit), December 31, 2011	$ -	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2011

(Unaudited)

	Assignees	General Partner	Total
Series 3
Partners' capital (deficit) April 1, 2011	$(2,358,761)	$ (258,995)	$(2,617,756)

Contribution	-	-	-

Distribution	-	-	-

Net income (loss)	(13,848)	(140)	(13,988)

Partners' capital (deficit), December 31, 2011	$(2,372,609)	$ (259,135)	$(2,631,744)

Series 4
Partners' capital (deficit) April 1, 2011	$ 1,505,055	$ (235,466)	$ 1,269,589

Contribution	-	-	-

Distribution	-	-	-

Net income (loss)	24,289	245	24,534

Partners' capital (deficit), December 31, 2011	$ 1,529,344	$ (235,221)	$ 1,294,123

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2011

(Unaudited)

	Assignees	General Partner	Total
Series 5
Partners' capital (deficit) April 1, 2011	$ 482,707	$ (37,259)	$ 445,448

Contribution	-	-	-

Distribution	(391,000)	-	(391,000)

Net income (loss)	(91,707)	37,259	(54,448)

Partners' capital (deficit), December 31, 2011	$ -	$ -	$ -

Series 6
Partners' capital (deficit) April 1, 2011	$ 75,989	$ (75,989)	$ -

Contribution	-	-	-

Distribution	-	-	-

Net income (loss)	(75,989)	75,989	-

Partners' capital (deficit), December 31, 2011	$ -	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

	2011	2010
Cash flows from operating activities:

Net Income (loss)	$ (146,812)	$ (35,534)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(82,451)	(7,183)
Changes in assets and liabilities
Increase(Decrease) in accounts payable	11,697	(15,000)
Increase in accounts payable affiliates	40,819	51,381

Net cash (used in) provided by operating activities	(176,747)	(6,336)

Cash flows from investing activities:

Proceeds from disposition of operating limited partnerships	16,993	7,183

Net cash provided by investing activities	16,993	7,183

Cash flows from financing activities:

Distributions	(1,407,000)	(129,923)

Net cash used in financing activities	(1,407,000)	(129,923)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,566,754)	(129,076)

Cash and cash equivalents, beginning	3,031,943	3,195,380

Cash and cash equivalents, ending	$ 1,465,189	$ 3,066,304

Significant noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$ 2,645,120	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 1

	2011	2010
Cash flows from operating activities:

Net Income (loss)	$ (44,374)	$ (29,028)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(5,000)	-
Changes in assets and liabilities
Increase(Decrease) in accounts payable	-	-
Increase in accounts payable affiliates	11,818	20,736

Net cash (used in) provided by operating activities	(37,556)	(8,292)

Cash flows from investing activities:

Proceeds from disposition of operating limited partnerships	5,000	-

Net cash provided by investing activities	5,000	-

Cash flows from financing activities:

Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(32,556)	(8,292)

Cash and cash equivalents, beginning	32,556	44,150

Cash and cash equivalents, ending	$ -	$ 35,858

Significant noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$ 2,645,120	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 2

	2011	2010
Cash flows from operating activities:

Net Income (loss)	$ (58,536)	$ (19,736)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	-
Changes in assets and liabilities
Increase(Decrease) in accounts payable	-	-
Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(58,536)	(19,736)

Cash flows from investing activities:

Proceeds from disposition of operating limited partnerships	-	-

Net cash provided by investing activities	-	-

Cash flows from financing activities:

Distributions	(1,016,000)	-

Net cash used in financing activities	(1,016,000)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,074,536)	(19,736)

Cash and cash equivalents, beginning	1,074,536	1,102,415

Cash and cash equivalents, ending	$ -	$ 1,082,679

Significant noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 3

	2011	2010
Cash flows from operating activities:

Net Income (loss)	$ (13,988)	$ 56,978
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(65,458)	-
Changes in assets and liabilities
Increase(Decrease) in accounts payable	3,000	-
Increase in accounts payable affiliates	29,001	30,645

Net cash (used in) provided by operating activities	(47,445)	87,623

Cash flows from investing activities:

Proceeds from disposition of operating limited partnerships	-	-

Net cash provided by investing activities	-	-

Cash flows from financing activities:

Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(47,445)	87,623

Cash and cash equivalents, beginning	209,814	127,823

Cash and cash equivalents, ending	$ 162,369	$ 215,446

Significant noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 4

	2011	2010
Cash flows from operating activities:

Net Income (loss)	$ 24,534	$ (22,105)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(11,993)	(7,183)
Changes in assets and liabilities
Increase(Decrease) in accounts payable	8,697	(15,000)
Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	21,238	(44,288)

Cash flows from investing activities:

Proceeds from disposition of operating limited partnerships	11,993	7,183

Net cash provided by investing activities	11,993	7,183

Cash flows from financing activities:

Distributions	-	(129,923)

Net cash used in financing activities	-	(129,923)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	33,231	(167,028)

Cash and cash equivalents, beginning	1,269,589	1,446,635

Cash and cash equivalents, ending	$ 1,302,820	$ 1,279,607

Significant noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 5

	2011	2010
Cash flows from operating activities:

Net Income (loss)	$ (54,448)	$ (21,643)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	-
Changes in assets and liabilities
Increase(Decrease) in accounts payable	-	-
Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(54,448)	(21,643)

Cash flows from investing activities:

Proceeds from disposition of operating limited partnerships	-	-

Net cash provided by investing activities	-	-

Cash flows from financing activities:

Distributions	(391,000)	-

Net cash used in financing activities	(391,000)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(445,448)	(21,643)

Cash and cash equivalents, beginning	445,448	474,357

Cash and cash equivalents, ending	$ -	$ 452,714

Significant noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 6

	2011	2010
Cash flows from operating activities:

Net Income (loss)	$ -	$ -
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	-
Changes in assets and liabilities
Increase(Decrease) in accounts payable	-	-
Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	-	-

Cash flows from investing activities:

Proceeds from disposition of operating limited partnerships	-	-

Net cash provided by investing activities	-	-

Cash flows from financing activities:

Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-

Cash and cash equivalents, beginning	-	-

Cash and cash equivalents, ending	$ -	$ -

Significant noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 2011

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
December 31, 2011
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of December 31, 2011 and for the nine months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Partnership in acquiring the investments in Operating Partnerships are capitalized to the investment account. The Partnership's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's Annual Report on Form 10-K.

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has entered into several transactions with various affiliates of the general partner of the Partnership, including Boston Capital Holdings LP, Boston Capital Partners, Inc. and Boston Capital Asset Management Limited Partnership.

Accounts payable - affiliates at December 31, 2011 and 2010 represents accrued general and administrative expenses, accrued partnership management fees, and advances from an affiliate of the general partner of the Partnership, which are payable to Boston Capital Holdings LP and Boston Capital Asset Management Limited Partnership.

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2011
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

An annual partnership management fee based on .375 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. Since reporting fees collected by the series were added to reserves and not paid to Boston Capital Asset Management Limited Partnership, the amounts accrued are not net of reporting fees received. The partnership management fees accrued for the quarters ended December 31, 2011 and 2010 are as follows:
	2011	2010
Series 1	$ -	$ 5,016
Series 2	5,418	5,418
Series 3	8,982	10,215
Series 4	4,243	5,367
Series 5	3,837	3,837
Series 6	-	-
	$ 22,480	$ 29,853

The partnership management fees paid for the quarters ended December 31, 2011 and 2010 are as follows:
	2011	2010
Series 1	$ -	$ -
Series 2	5,418	5,418
Series 3	-	-
Series 4	4,243	5,367
Series 5	3,837	3,837
Series 6	-	-
	$ 13,498	$ 14,622

The partnership management fees paid for the nine months ended December 31, 2011 and 2010 are as follows:
	2011	2010
Series 1	$ -	$ -
Series 2	16,254	16,254
Series 3	-	-
Series 4	14,977	16,101
Series 5	11,511	11,511
Series 6	-	-
	$ 42,742	$ 43,866

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At December 31, 2011 and 2010, the Partnership had limited partnership interests in 7 and 18 Operating Partnerships, respectively, which own operating apartment complexes as follows:

Series	2011	2010
1	-	4
2	-	1
3	7	9
4	-	3
5	-	1
6	-	-
	7	18

Under the terms of the Partnership's investment in each Operating Partnership, the Partnership was required to make capital contributions to the Operating Partnerships. These contributions were payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. At December 31, 2011 and 2010, all capital contributions had been paid.

During the nine months ended December 31, 2011 the Partnership disposed of ten Operating Partnerships of which one Operating Partnership was included in both Series 2 and 5. A summary of the dispositions by Series for December 31, 2011 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Partnership Proceeds from Disposition *	Gain/(Loss) on Disposition
Series 1	4	-	$5,000	$5,000
Series 2	1	-	-	-
Series 3	1	1	-	65,458
Series 4	3	-	11,993	11,993
Series 5	1	-	-	-
Series 6	-	-	-	-
Total	10	1	$16,993	$82,451

* Fund proceeds from disposition does not include the following amounts recorded as receivable at December 31, 2011, $65,458 for Series 3.

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2011
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

The Partnership's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the nine months ended September 30, 2011.

The combined condensed unaudited summarized statements of operations of the Operating Partnerships for the nine months ended September 30, 2011 and 2010 are as follows:

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months ended September 30,
(Unaudited)

	2011	2010

Revenues
Rental	$ 1,065,356	$ 3,060,405
Interest and other	27,030	134,082

	1,092,386	3,194,487

Expenses
Interest	126,339	755,299
Depreciation and amortization	252,191	810,345
Operating expenses	869,546	2,425,982
	1,248,076	3,991,626

NET LOSS	$ (155,690)	$ (797,139)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (154,133)	$ (789,168)

Net loss allocated to other Partners	$ (1,557)	$ (7,971)

* Amounts include $154,133 and $789,168 for 2011 and 2010, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months ended September 30,
(Unaudited)

Series 1

	2011	2010

Revenues
Rental	$ -	$ 557,739
Interest and other	-	20,642

	-	578,381

Expenses
Interest	-	74,500
Depreciation and amortization	-	164,180
Operating expenses	-	434,520
	-	673,200

NET LOSS	$ -	$ (94,819)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ -	$ (93,871)

Net loss allocated to other Partners	$ -	$ (948)

* Amounts include $0 and $93,871 for 2011 and 2010, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months ended September 30,
(Unaudited)

Series 2

	2011	2010

Revenues
Rental	$ -	$ 537,142
Interest and other	-	38,838

	-	575,980

Expenses
Interest	-	267,890
Depreciation and amortization	-	124,403
Operating expenses	-	496,243
	-	888,536

NET LOSS	$ -	$ (312,556)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ -	$ (309,430)

Net loss allocated to other Partners	$ -	$ (3,126)

* Amounts include $0 and $309,430 for 2011 and 2010, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months ended September 30,
(Unaudited)

Series 3
	2011	2010

Revenues
Rental	$ 1,065,356	$ 1,233,913
Interest and other	27,030	35,670

	1,092,386	1,269,583

Expenses
Interest	126,339	159,352
Depreciation and amortization	252,191	308,597
Operating expenses	869,546	960,517
	1,248,076	1,428,466

NET LOSS	$ (155,690)	$ (158,883)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (154,133)	$ (157,294)

Net loss allocated to other partners	$ (1,557)	$ (1,589)

* Amounts include $154,133 and $157,294 for 2011 and 2010, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months ended September 30,
(Unaudited)

Series 4

	2011	2010

Revenues
Rental	$ -	$ 432,863
Interest and other	-	17,331

	-	450,194

Expenses
Interest	-	104,562
Depreciation and amortization	-	143,974
Operating expenses	-	258,702
	-	507,238

NET LOSS	$ -	$ (57,044)

Net income loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ -	$ (56,474)

Net loss allocated to other Partners	$ -	$ (570)

* Amounts include $0 and $56,474 for 2011 and 2010, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months ended September 30,
(Unaudited)

Series 5
	2011	2010

Revenues
Rental	$ -	$ 298,748
Interest and other	-	21,601

	-	320,349

Expenses
Interest	-	148,995
Depreciation and amortization	-	69,191
Operating expenses	-	276,000
	-	494,186

NET LOSS	$ -	$ (173,837)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ -	$ (172,099)

Net loss allocated to other Partners	$ -	$ (1,738)

* Amounts include $0 and $172,099 for 2011 and 2010, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2011
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

December 31, 2011
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

December 31, 2011
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

A special allocation of net income (loss) between the assignees and general partner has been made due to the liquidation of assets and the wind up of the business of certain series.

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

The Partnership is currently accruing the annual partnership management fee. Partnership management fees accrued during the quarter ended December 31, 2011 were $22,480 and total partnership management fees accrued as of December 31, 2011 were $2,382,937. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Partnership receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. During the three and the nine months ended December 31, 2011, $13,498 and $42,742, respectively, of accrued partnership management fees were paid, and the accrued balance of $2,474,394 in Series 1 has been forgiven. The general partner has recorded this amount as a capital contribution. The Partnership's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Partnership. The Partnership is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Partnership.

As of December 31, 2011, an affiliate of the general partner of the Partnership advanced a total of $473,634 to the Partnership to pay various operating expenses of the Partnership, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. Below is a summary, by series, of the total advances made to date.
	Nine Months Ended	Total
Series 3	-	$473,634
	$ -	$473,634

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships. During the nine months ended December 31, 2011 there were no payments paid to the affiliates of the general partner and the total advance balance of $170,726 in Series 1 has been forgiven. The general partner has recorded this amount as a capital contribution.

Capital Resources

The Partnership offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on August 29, 1988. The Partnership received and accepted subscriptions for $97,746,940 representing 9,800,600 BACs from investors admitted as BAC Holders in Series 1 through Series 6 of the Partnership. Offers and sales of BACs in Series 1 through Series 6 of the Partnership were completed and the last of the BACs in Series 6 were issued by the Partnership on September 29, 1989. At December 31, 2011 and 2010 the Partnership had limited partnership equity interests in 7 and 18 Operating Partnerships, respectively.

As of December 31, 2011, the Partnership had $1,465,189 remaining in cash and cash equivalents. Below is a table which provides, by series, the equity raised, number of BACs sold, final date BACs were offered, number of properties acquired, and cash and cash equivalents.

Series	Equity	BACs	Final Close Date	Number of Properties	Proceeds Remaining
1	$12,999,000	1,299,900	12/18/88	-	$ -
2	8,303,000	830,300	03/30/89	-	-
3	28,822,000	2,882,200	03/14/89	7	162,369
4	29,788,160	2,995,300	07/07/89	-	1,302,820
5	4,899,000	489,900	08/22/89	-	-
6	12,935,780	1,303,000	09/29/89	-	-

	$97,746,940	9,800,600		7	$1,465,189

Results of Operations

At December 31, 2011 and 2010, the Partnership held limited partnership interests in 7 and 18 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which initially complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Partnership believes that there is adequate casualty insurance on the properties.

The Partnership incurs an annual partnership management fee to the general partner of the Partnership and/or its affiliates in an amount equal to 0.375% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various partnership management and reporting fees paid by the Operating Partnerships. The partnership management fees incurred and the reporting fees paid by the Operating Partnerships for the three and nine months ended December 31, 2011 are as follows:
	3 Months Gross Management Fee	3 Months Reporting Fee	3 Months Management Fee Net of Reporting Fee
Series 1	$ -	$ -	$ -
Series 2	5,418	116	5,302
Series 3	8,982	-	8,982
Series 4	4,243	45,572	(41,329)
Series 5	3,837	64	3,773
Series 6	-	-	-
	$ 22,480	$45,752	$(23,272)
	9 Months Gross Management Fee	9 Months Reporting Fee	9 Months Management Fee Net of Reporting Fee
Series 1	$ 8,947	$ 1,260	$ 7,687
Series 2	16,254	520	15,734
Series 3	29,001	3,375	25,626
Series 4	14,977	45,772	(30,795)
Series 5	11,511	289	11,222
Series 6	-	-	-
	$ 80,690	$51,216	$ 29,474

The Partnership's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested. The Partnership's investments in Operating Partnerships have been made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 1

As of December 31, 2010, the average Qualified Occupancy for the series was 100%. The series had no properties at December 31, 2011.

For the nine month periods ended December 31, 2011 and 2010, Series 1 reflects a net loss from Operating Partnerships of $0 and $(94,819), respectively, which includes depreciation and amortization of $0 and $164,180, respectively. This is an interim period estimate and it is not indicative of the final year end results.

In August 2011, the investment general partner transferred its interest in Coldwater Limited Dividend Housing Association to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $885,494 and cash proceeds to the investment partnership of $1,500. Of the total proceeds received, $1,500 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. There were no remaining proceeds returned to cash reserves held by Series 1. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain or loss on the transfer of the Operating Partnership has been recorded as of September 30, 2011.

In August 2011, the investment general partner transferred its interest in Riverside Place Limited Dividend Housing LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $910,901 and cash proceeds to the investment partnership of $1,500. Of the total proceeds received, $1,500 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. There were no remaining proceeds returned to cash reserves held by Series 1. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain or loss on the transfer of the Operating Partnership has been recorded as of September 30, 2011.

In August 2011, the investment general partner transferred its interest in Wood Creek Manor Limited Dividend Housing LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $918,827 and cash proceeds to the investment partnership of $1,500. Of the total proceeds received, $1,500 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. There were no remaining proceeds returned to cash reserves held by Series 1. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain or loss on the transfer of the Operating Partnership has been recorded as of September 30, 2011.

In October 2011, the investment general partner transferred its interest in Green Acres of Yulee LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,398,850 and cash proceeds to the investment partnership of $10,000. Of the total proceeds received, $5,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $5,000 were returned to cash reserves held by Series 1. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, will be recorded in the amount of $5,000 as of October 31, 2011.

Series 2

As of December 31, 2010, the average Qualified Occupancy for the series was 100%. The series had no properties at December 31, 2011.

For the nine month periods ended December 31, 2011 and 2010, Series 2 reflects a net loss from Operating Partnerships of $0 and $(312,556), respectively, which includes depreciation and amortization of $0 and $124,403, respectively. This is an interim period estimate and it is not indicative of the final year end results.

In December 2011, the investment general partner of American Affordable Housing Fund III, Series 2 and Series 5 transferred their respective interests in Annadale Housing Partners to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $13,785,001 and cash proceeds to the investment partnerships of $0. There were no remaining proceeds returned to cash reserves held by AAH III, Series 2 or Series 5, respectively. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain or loss on the sale of the Operating Partnership, net of the overhead and expense reimbursement, will be recorded as of December 31, 2011.

Series 3

As of December 31, 2011 and 2010, the average Qualified Occupancy for the series was 100%. The series had a total of seven properties at December 31, 2011, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2011 and 2010, Series 3 reflects a net loss from Operating Partnerships of $(155,690) and $(158,883), respectively, which includes depreciation and amortization of $252,191 and $308,597, respectively. This is an interim period estimate and it is not indicative of the final year end results.

Vassar LDHA LP (Manor Ridge Apartments) is a 32-unit senior property located in Vassar, MI. The property has operated below breakeven since 2007. Because of operating challenges in 2007 the tax and insurance escrows were underfunded and the 2007 real estate taxes were not paid. In an effort to address the delinquencies, management submitted a two-year workout plan to the lender, Rural Development. The workout plan was approved by Rural Development in May 2008. The primary goal of the workout plan was to pay down delinquent real estate taxes. The secondary goal was to properly fund the tax and insurance escrow accounts. According to the workout plan, the replacement reserve funding requirement was waived in 2008 which should have allowed the scheduled deposits to be allocated to the funding of the tax and insurance escrows. However, in the fourth quarter of 2008 there was a significant drop in occupancy and management was unable to meet the terms of the approved plan. As a result, Rural Development issued a servicing notice on December 23, 2008, which outlined major concerns such as under-funded reserves, unpaid real estate taxes, and underfunded tax and insurance escrows. Operations deteriorated further in 2009 as occupancy declined and collections decreased. Physical occupancy dropped to 56% in the fourth quarter 2009. Through the third quarter of 2010, physical occupancy remained at 56% and the property continued to operate below breakeven. Given the operating history and the condition of the local economy, in the fourth quarter 2009, the operating general partner requested the investment partnership's consent to convey the property to Rural Development. On February 11, 2010, the investment general partner consented to the conveyance. Rural Development refused to accept the conveyance and on October 1, 2010 foreclosed on the property. On December 31, 2003, the 15-year low income housing tax credit compliance period expired with respect to Vassar LDHA LP. Because the compliance period had expired, the foreclosure of the property by Rural Development did not result in the recapture of tax credits. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no loss or gain on the transfer of the Operating Partnership has been recorded as of December 31, 2010.

In February 2008, the investment general partner of Mound Plaza, Limited approved an agreement to sell the property and the transaction was anticipated to close in July 2010; however, the buyer was unable to consummate the sale and the agreement has expired.

In August 2011, the investment general partner transferred its interest in Greenwood Limited Dividend Housing Association to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,344,461 and cash proceeds to the investment partnership of $1,500. Of the total proceeds received, $1,500 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain or loss on the transfer of the Operating Partnership has been recorded as of September 30, 2011. Additional sale proceeds were received in January 2012; so a receivable in the amount of $65,458 was recorded as of December 31, 2011. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $65,458 as of December 31, 2011.

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

Series 4

As of December 31, 2010, the average Qualified Occupancy for the series was 100%. The series had no properties at December 31, 2011.

For the nine month periods ended December 31, 2011 and 2010, Series 4 reflects a net loss from Operating Partnerships of $0 and $(57,044), respectively, which includes depreciation and amortization of $0 and $143,974, respectively. This is an interim period estimate and it is not indicative of the final year end results.

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

In December 2011, the investment general partner of Series 4 and Boston Capital Tax Credit Fund II LP - Series 9 transferred their respective interests in Meadowcrest LDHA LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $2,446,544 and cash proceeds to the investment partnerships of $64,760 to Series 4 and $70,240 to Series 9, respectively. Of the total proceeds received, $45,572 and $49,428 from Series 4 and Series 9, respectively, represents reporting fees due to an affiliate of the investment partnerships and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,195 and $7,804 from Series 4 and Series 9, respectively, will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $11,993 and $13,008 for Series 4 and Series 9 respectively, will be returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership was recorded of $11,993 and $13,008 from Series 4 and Series 9, respectively, as of December 31, 2011.

Series 5

As of December 31, 2010, the average Qualified Occupancy for the series was 100%. The series had no properties at December 31, 2011.

For the nine month periods ended December 31, 2011 and 2010, Series 5 reflects a net loss from Operating Partnerships of $0 and $(173,837), respectively, which includes depreciation and amortization of $0 and $69,191, respectively. This is an interim period estimate and it is not indicative of the final year end results.

In December 2011, the investment general partner of American Affordable Housing Fund III, Series 2 and Series 5 transferred their respective interests in Annadale Housing Partners to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $13,785,001 and cash proceeds to the investment partnerships of $0. There were no remaining proceeds returned to cash reserves held by AAH III, Series 2 or Series 5, respectively. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain or loss on the sale of the Operating Partnership, net of the overhead and expense reimbursement, will be recorded as of December 31, 2011.

Series 6

The series did not have any properties as of December 31, 2011 and 2010. As a result, net loss from Operating Partnerships, which include depreciation and amortization, is $0 for all periods presented.

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

There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our Form 10-K for the fiscal year ended March 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits

(a)Exhibits

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

101. The following materials from the Boston Capital Tax Credit Fund Limited Partnership Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the Partnership has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund Limited Partnership

	By:	Boston Capital Associates Limited Partnership, General Partner

	By:	BCA Associates Limited Partnership, General Partner

	By:	C&M Management, Inc., General Partner

Date: February 14, 2012	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of
1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

February 14, 2012	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), C&M Management Inc.; Director, President (Principal Executive Officer) BCTC Assignor Corp.

DATE:	SIGNATURE:	TITLE:

February 14, 2012	/s/ Marc N. Teal Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer), C&M Management Inc; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC Assignor Corp.