Form 10-Q
period 2012-09-30
BOSTON CAPITAL TAX CREDIT FUND LTD PARTNERSHIP
filed 2012-11-14
CIK 835095

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended September 30, 2012

                                             or

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

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2012

TABLE OF CONTENTS
FOR THE QUARTER ENDED SEPTEMBER 30, 2012

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

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2012

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

Item 1. Legal Proceedings 61

Item 1A. Risk Factors 61

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds 61

Item 3. Defaults Upon Senior Securities 61

Item 4. Mine Safety Disclosures 61

Item 5. Other Information 61

Item 6. Exhibits 61

Signatures 62

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2012	March 31, 2012
ASSETS
Cash and cash equivalents	$ 200,221	$ 219,878

	$ 200,221	$ 219,878

LIABILITIES

Accounts payable affiliates (note C)	$ 2,880,376	$ 2,864,506

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 9,800,600 issued and 9,775,100 outstanding	(2,420,536)	(2,385,364)
General Partner	(259,619)	(259,264)
	(2,680,155)	(2,644,628)
	$ 200,221	$ 219,878

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 1

	September 30, 2012	March 31, 2012
ASSETS
Cash and cash equivalents	$ -	$ -

	$ -	$ -

LIABILITIES

Accounts payable affiliates (note C)	$ -	$ -

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 1,299,900 issued and 1,296,900 outstanding	-	-
General Partner	-	-
	-	-
	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 2

	September 30, 2012	March 31, 2012
ASSETS
Cash and cash equivalents	$ -	$ -

	$ -	$ -

LIABILITIES

Accounts payable affiliates (note C)	$ -	$ -

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 830,300 issued and 829,800 outstanding	-	-
General Partner	-	-
	-	-
	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 3

	September 30, 2012	March 31, 2012
ASSETS
Cash and cash equivalents	$ 200,221	$ 219,878

	$ 200,221	$ 219,878

LIABILITIES

Accounts payable affiliates (note C)	$ 2,880,376	$ 2,864,506

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 2,882,200 issued and 2,864,200 outstanding	(2,420,536)	(2,385,364)
General Partner	(259,619)	(259,264)
	(2,680,155)	(2,644,628)
	$ 200,221	$ 219,878

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 4

	September 30, 2012	March 31, 2012
ASSETS
Cash and cash equivalents	$ -	$ -

	$ -	$ -

LIABILITIES

Accounts payable affiliates (note C)	$ -	$ -

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 2,995,300 issued and 2,991,300 outstanding	-	-
General Partner	-	-
	-	-
	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 5

	September 30, 2012	March 31, 2012
ASSETS
Cash and cash equivalents	$ -	$ -

	$ -	$ -

LIABILITIES

Accounts payable affiliates (note C)	$ -	$ -

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 489,900 issued and outstanding	-	-
General Partner	-	-
	-	-
	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 6

	September 30, 2012	March 31, 2012
ASSETS
Cash and cash equivalents	$ -	$ -

	$ -	$ -

LIABILITIES

Accounts payable affiliates (note C)	$ -	$ -

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 1,303,000 issued and outstanding	-	-
General Partner	-	-
	-	-
	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

	2012	2011

Income
Interest income	$ 51	$ 4,025
Miscellaneous income	-	52
	51	4,077

Expenses
Professional fees	16,927	51,512
Partnership management fees, net (Note C)	5,235	26,064
General and administrative fees	3,803	17,238
	25,965	94,814

NET LOSS	$ (25,914)	$ (90,737)

Net loss allocated to assignees	$ (25,655)	$ (89,829)

Net loss allocated to general partner	$ (259)	$ (908)

Net loss per BAC	$ (.00)	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,

(Unaudited)

Series 1

	2012	2011

Income
Interest income	$ -	$ 17
Miscellaneous income	-	-
	-	17

Expenses
Professional fees	-	10,384
Partnership management fees, net (Note C)	-	2,671
General and administrative fees	-	2,574
	-	15,629

NET LOSS	$ -	$ (15,612)

Net loss allocated to assignees	$ -	$ (15,456)

Net loss allocated to general partner	$ -	$ (156)

Net loss per BAC	$ -	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,

(Unaudited)

Series 2

	2012	2011

Income
Interest income	$ -	$ 1,387
Miscellaneous income	-	-
	-	1,387

Expenses
Professional fees	-	8,592
Partnership management fees, net (Note C)	-	5,188
General and administrative fees	-	4,172
	-	17,952

NET LOSS	$ -	$ (16,565)

Net loss allocated to assignees	$ -	$ (16,399)

Net loss allocated to general partner	$ -	$ (166)

Net loss per BAC	$ -	$ (.02)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 3

2012		2011

Income
Interest income	$ 51	$ 133
Miscellaneous income	-	52
	51	185

Expenses
Professional fees	16,927	14,073
Partnership management fees, net (Note C)	5,235	9,129
General and administrative expenses	3,803	3,405
	25,965	26,607

NET LOSS	$ (25,914)	$ (26,422)

Net loss allocated to assignees	$ (25,655)	$ (26,158)

Net loss allocated to general partner	$ (259)	$ (264)

Net loss per BAC	$ (.01)	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,

(Unaudited)

Series 4

	2012	2011

Income
Interest income	$ -	$ 2,200
Miscellaneous income	-	-
	-	2,200

Expenses
Professional fees	-	9,908
Partnership management fees, net (Note C)	-	5,367
General and administrative fees	-	4,800
	-	20,075

NET LOSS	$ -	$ (17,875)

Net loss allocated to assignees	$ -	$ (17,696)

Net loss allocated to general partner	$ -	$ (179)

Net loss per BAC	$ -	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 5

	2012	2011

Income
Interest income	$ -	$ 288
Miscellaneous income	-	-
	-	288

Expenses
Professional fees	-	8,555
Partnership management fees, net (Note C)	-	3,709
General and administrative fees	-	2,287
	-	14,551

NET LOSS	$ -	$ (14,263)

Net loss allocated to assignees	$ -	$ (14,120)

Net loss allocated to general partner	$ -	$ (143)

Net loss per BAC	$ -	$ (.03)

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

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

	2012	2011

Income
Interest income	$ 106	$ 8,426
Miscellaneous income	52	52
	158	8,478

Expenses
Professional fees	16,927	53,290
Partnership management fees, net (Note C)	10,995	52,746
General and administrative fees	7,763	29,295
	35,685	135,331

NET LOSS	$ (35,527)	$ (126,853)

Net loss allocated to assignees	$ (35,172)	$ (125,585)

Net loss allocated to general partner	$ (355)	$ (1,268)

Net loss per BAC	$ (.00)	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,

(Unaudited)

Series 1

	2012	2011

Income
Interest income	$ -	$ 46
Miscellaneous income	-	-
	-	46

Expenses
Professional fees	-	10,715
Partnership management fees, net (Note C)	-	7,687
General and administrative fees	-	4,747
	-	23,149

NET LOSS	$ -	$ (23,103)

Net loss allocated to assignees	$ -	$ (22,872)

Net loss allocated to general partner	$ -	$ (231)

Net loss per BAC	$ -	$ (.02)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,

(Unaudited)

Series 2

	2012	2011

Income
Interest income	$ -	$ 2,913
Miscellaneous income	-	-
	-	2,913

Expenses
Professional fees	-	8,897
Partnership management fees, net (Note C)	-	10,432
General and administrative fees	-	6,105
	-	25,434

NET LOSS	$ -	$ (22,521)

Net loss allocated to assignees	$ -	$ (22,296)

Net loss allocated to general partner	$ -	$ (225)

Net loss per BAC	$ -	$ (.03)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 3

2012		2011

Income
Interest income	$ 106	$ 324
Miscellaneous income	52	52
	158	376

Expenses
Professional fees	16,927	14,514
Partnership management fees, net (Note C)	10,995	16,644
General and administrative expenses	7,763	6,657
	35,685	37,815

NET LOSS	$ (35,527)	$ (37,439)

Net loss allocated to assignees	$ (35,172)	$ (37,065)

Net loss allocated to general partner	$ (355)	$ (374)

Net loss per BAC	$ (.01)	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,

(Unaudited)

Series 4

	2012	2011

Income
Interest income	$ -	$ 4,449
Miscellaneous income	-	-
	-	4,449

Expenses
Professional fees	-	10,331
Partnership management fees, net (Note C)	-	10,534
General and administrative fees	-	7,812
	-	28,677

NET LOSS	$ -	$ (24,228)

Net loss allocated to assignees	$ -	$ (23,986)

Net loss allocated to general partner	$ -	$ (242)

Net loss per BAC	$ -	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 5

	2012	2011

Income
Interest income	$ -	$ 694
Miscellaneous income	-	-
	-	694

Expenses
Professional fees	-	8,833
Partnership management fees, net (Note C)	-	7,449
General and administrative fees	-	3,974
	-	20,256

NET LOSS	$ -	$ (19,562)

Net loss allocated to assignees	$ -	$ (19,366)

Net loss allocated to general partner	$ -	$ (196)

Net loss per BAC	$ -	$ (.04)

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

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2012

(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2012	$(2,385,364)	$ (259,264)	$(2,644,628)

Net loss	(35,172)	(355)	(35,527)

Partners' capital (deficit), September 30, 2012	$(2,420,536)	$ (259,619)	$(2,680,155)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2012

(Unaudited)

	Assignees	General Partner	Total
Series 1
Partners' capital (deficit) April 1, 2012	$ -	$ -	$ -

Net loss	-	-	-

Partners' capital (deficit), September 30, 2012	$ -	$ -	$ -

Series 2
Partners' capital (deficit) April 1, 2012	$ -	$ -	$ -

Net loss	-	-	-

Partners' capital (deficit), September 30, 2012	$ -	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2012

(Unaudited)

	Assignees	General Partner	Total
Series 3
Partners' capital (deficit) April 1, 2012	$(2,385,364)	$ (259,264)	$(2,644,628)

Net loss	(35,172)	(355)	(35,527)

Partners' capital (deficit), September 30, 2012	$(2,420,536)	$ (259,619)	$(2,680,155)

Series 4
Partners' capital (deficit) April 1, 2012	$ -	$ -	$ -

Net loss	-	-	-

Partners' capital (deficit), September 30, 2012	$ -	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2012

(Unaudited)

	Assignees	General Partner	Total
Series 5
Partners' capital (deficit) April 1, 2012	$ -	$ -	$ -

Net loss	-	-	-

Partners' capital (deficit), September 30, 2012	$ -	$ -	$ -

Series 6
Partners' capital (deficit) April 1, 2012	$ -	$ -	$ -

Net loss	-	-	-

Partners' capital (deficit), September 30, 2012	$ -	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

	2012	2011
Cash flows from operating activities:

Net loss	$ (35,527)	$ (126,853)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in assets and liabilities Increase in accounts payable	-	7,500
Increase in accounts payable affiliates	15,870	31,837

Net cash used in operating activities	(19,657)	(87,516)

DECREASE IN CASH AND CASH EQUIVALENTS	(19,657)	(87,516)

Cash and cash equivalents, beginning	219,878	3,031,943

Cash and cash equivalents, ending	$ 200,221	$ 2,944,427

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 1

	2012	2011
Cash flows from operating activities:

Net loss	$ -	$ (23,103)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in assets and liabilities Increase in accounts payable	-	4,500
Increase in accounts payable affiliates	-	11,818

Net cash used in operating activities	-	(6,785)

DECREASE IN CASH AND CASH EQUIVALENTS	-	(6,785)

Cash and cash equivalents, beginning	-	32,556

Cash and cash equivalents, ending	$ -	$ 25,771

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 2

	2012	2011
Cash flows from operating activities:

Net loss	$ -	$ (22,521)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in assets and liabilities Increase in accounts payable	-	-
Increase in accounts payable affiliates	-	-

Net cash used in operating activities	-	(22,521)

DECREASE IN CASH AND CASH EQUIVALENTS	-	(22,521)

Cash and cash equivalents, beginning	-	1,074,536

Cash and cash equivalents, ending	$ -	$ 1,052,015

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 3

	2012	2011
Cash flows from operating activities:

Net loss	$ (35,527)	$ (37,439)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in assets and liabilities Increase in accounts payable	-	3,000
Increase in accounts payable affiliates	15,870	20,019

Net cash used in operating activities	(19,657)	(14,420)

DECREASE IN CASH AND CASH EQUIVALENTS	(19,657)	(14,420)

Cash and cash equivalents, beginning	219,878	209,814

Cash and cash equivalents, ending	$ 200,221	$ 195,394

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 4

	2012	2011
Cash flows from operating activities:

Net loss	$ -	$ (24,228)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in assets and liabilities Increase in accounts payable	-	-
Increase in accounts payable affiliates	-	-

Net cash used in operating activities	-	(24,228)

DECREASE IN CASH AND CASH EQUIVALENTS	-	(24,228)

Cash and cash equivalents, beginning	-	1,269,589

Cash and cash equivalents, ending	$ -	$ 1,245,361

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 5

	2012	2011
Cash flows from operating activities:

Net loss	$ -	$ (19,562)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in assets and liabilities Increase in accounts payable	-	-
Increase in accounts payable affiliates	-	-

Net cash used in operating activities	-	(19,562)

DECREASE IN CASH AND CASH EQUIVALENTS	-	(19,562)

Cash and cash equivalents, beginning	-	445,448

Cash and cash equivalents, ending	$ -	$ 425,886

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
September 30, 2012

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

Pursuant to the Securities Act of 1933, the Partnership filed a Form S-11 Registration Statement with the Securities and Exchange Commission, effective August 29, 1988, which covered the offering (the "Public Offering") of the Partnership's beneficial assignee certificates ("BACs") representing assignments of units of the beneficial interest of the limited partnership interest of the assignor limited partner. The Partnership registered 10,000,000 BACs at $10 per BAC for sale to the public in six series. Offers and sales of BACs in Series 1 through Series 6 of the Partnership were completed and the last of the BACs in Series 6 were issued by the Partnership on September 29, 1989. The Partnership sold 1,299,900 of Series 1 BACs, 830,300 of Series 2 BACs, 2,882,200 of Series 3 BACs, 2,995,300 of Series 4 BACs, 489,900 of Series 5 BACs and 1,303,000 of Series 6 BACs. As of September 30, 2012 1,296,900 of Series 1 BACs, 829,800 of Series 2 BACs, 2,864,200 of Series 3 BACs, 2,991,300 of Series 4 BACs, 489,900 of Series 5 BACs and 1,303,000 of Series 6 BACs, respectively, are outstanding. The Partnership is no longer offering and does not intend to offer any additional BACs.

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2012
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of September 30, 2012 and for the six months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Partnership in acquiring the investments in Operating Partnerships are capitalized to the investment account. The Partnership's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's Annual Report on Form 10-K.

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has entered into several transactions with various affiliates of the general partner of the Partnership, including Boston Capital Holdings LP, Boston Capital Partners, Inc. and Boston Capital Asset Management Limited Partnership.

Accounts payable - affiliates at September 30, 2012 and 2011 represents accrued general and administrative expenses, accrued partnership management fees, and advances from an affiliate of the general partner of the Partnership, which are payable to Boston Capital Holdings LP and Boston Capital Asset Management Limited Partnership.

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2012
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

An annual partnership management fee based on .375 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. Since reporting fees collected by the series were added to reserves and not paid to Boston Capital Asset Management Limited Partnership, the amounts accrued are not net of reporting fees received. The partnership management fees accrued for the quarters ended September 30, 2012 and 2011 are as follows:
	2012	2011
Series 1	$ -	$ 3,931
Series 2	-	5,418
Series 3	7,935	9,804
Series 4	-	5,367
Series 5	-	3,837
Series 6	-	-
	$ 7,935	$ 28,357

The partnership management fees paid for the quarters ended September 30, 2012 and 2011 are as follows:
	2012	2011
Series 1	$ -	$ -
Series 2	-	5,418
Series 3	-	-
Series 4	-	5,367
Series 5	-	3,837
Series 6	-	-
	$ -	$ 14,622

The partnership management fees paid for the six months ended September 30, 2012 and 2011 are as follows:
	2012	2011
Series 1	$ -	$ -
Series 2	-	10,836
Series 3	-	-
Series 4	-	10,734
Series 5	-	7,674
Series 6	-	-
	$ -	$ 29,244

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2012
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At September 30, 2012 and 2011, the Partnership had limited partnership interests in 7 and 13 Operating Partnerships, respectively, which own operating apartment complexes as follows:

Series	2012	2011
1	-	1
2	-	1
3	7	7
4	-	3
5	-	1
6	-	-
	7	13

Under the terms of the Partnership's investment in each Operating Partnership, the Partnership was required to make capital contributions to the Operating Partnerships. These contributions were payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. At September 30, 2012 and 2011, all capital contributions had been paid.

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2012
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (CONTINUED)

During the six months ended September 30, 2012 the Partnership did not dispose of any Operating Partnerships.

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

The Partnership's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the six months ended June 30, 2012.

The combined condensed unaudited summarized statements of operations of the Operating Partnerships for the six months ended June 30, 2012 and 2011 are as follows:

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2012
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months ended June 30,
(Unaudited)

	2012	2011

Revenues
Rental	$ 652,776	$ 1,917,273
Interest and other	22,542	112,559

	675,318	2,029,832

Expenses
Interest	63,067	483,149
Depreciation and amortization	156,328	464,775
Operating expenses	567,549	1,602,694
	786,944	2,550,618

NET LOSS	$(111,626)	$ (520,786)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$(110,510)	$ (515,577)

Net loss allocated to other Partners	$ (1,116)	$ (5,209)

* Amounts include $110,510 and $515,577 for 2012 and 2011, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2012
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months ended June 30,
(Unaudited)

Series 1

	2012	2011

Revenues
Rental	$ -	$ 249,303
Interest and other	-	8,802

	-	258,105

Expenses
Interest	-	33,384
Depreciation and amortization	-	71,856
Operating expenses	-	222,791
	-	328,031

NET LOSS	$ -	$ (69,926)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ -	$ (69,227)

Net loss allocated to other Partners	$ -	$ (699)

* Amounts include $0 and $69,227 for 2012 and 2011, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2012
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months ended June 30,
(Unaudited)

Series 2

	2012	2011

Revenues
Rental	$ -	$ 412,218
Interest and other	-	45,016

	-	457,234

Expenses
Interest	-	186,044
Depreciation and amortization	-	82,936
Operating expenses	-	357,539
	-	626,519

NET LOSS	$ -	$ (169,285)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ -	$ (167,592)

Net loss allocated to other Partners	$ -	$ (1,693)

* Amounts include $0 and $167,592 for 2012 and 2011, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2012
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months ended June 30,
(Unaudited)

Series 3
	2012	2011

Revenues
Rental	$ 652,776	$ 735,635
Interest and other	22,542	19,093

	675,318	754,728

Expenses
Interest	63,067	92,036
Depreciation and amortization	156,328	177,919
Operating expenses	567,549	621,624
	786,944	891,579

NET LOSS	$(111,626)	$(136,851)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$(110,510)	$(135,482)

Net loss allocated to other partners	$ (1,116)	$ (1,369)

* Amounts include $110,510 and $135,482 for 2012 and 2011, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2012
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months ended June 30,
(Unaudited)

Series 4

	2012	2011

Revenues
Rental	$ -	$ 290,850
Interest and other	-	14,611

	-	305,461

Expenses
Interest	-	68,211
Depreciation and amortization	-	85,937
Operating expenses	-	201,884
	-	356,032

NET LOSS	$ -	$ (50,571)

Net income loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ -	$ (50,065)

Net loss allocated to other Partners	$ -	$ (506)

* Amounts include $0 and $50,065 for 2012 and 2011, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2012
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months ended June 30,
(Unaudited)

Series 5
	2012	2011

Revenues
Rental	$ -	$ 229,267
Interest and other	-	25,037

	-	254,304

Expenses
Interest	-	103,474
Depreciation and amortization	-	46,127
Operating expenses	-	198,856
	-	348,457

NET LOSS	$ -	$ (94,153)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ -	$ (93,211)

Net loss allocated to other Partners	$ -	$ (942)

* Amounts include $0 and $93,211 for 2012 and 2011, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2012
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

September 30, 2012
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

NOTE G - SUBSEQUENT EVENT

The Partnership has entered into an agreement to sell the interest in one Operating Partnership. The estimated sale price and other terms for the disposition of the Operating Partnership have been determined. The estimated proceeds to be received for the Operating Partnership is $10,000. There is no gain or loss expected to be recognized in the third quarter of fiscal year end 2013 in connection with this sale.

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

September 30, 2012
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

The Partnership is currently accruing the annual partnership management fee. Partnership management fees accrued during the quarter ended September 30, 2012 were $15,870 and total partnership management fees accrued as of September 30, 2012 were $2,406,742. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Partnership receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. During the quarter ended September 30, 2012 none of the accrued partnership management fees were paid. The Partnership's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Partnership. The Partnership is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Partnership.

As of September 30, 2012, an affiliate of the general partner of the Partnership advanced a total of $473,634 to the Partnership to pay various operating expenses of the Partnership, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. Below is a summary, by series, of the total advances made to date.
	Six Months Ended	Total
Series 3	$ -	$473,634
	$ -	$473,634

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships. During the six months ended September 30, 2012 there were no payments paid to the affiliates of the general partner.

Capital Resources

The Partnership offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on August 29, 1988. The Partnership received and accepted subscriptions for $97,746,940 representing 9,800,600 BACs from investors admitted as BAC Holders in Series 1 through Series 6 of the Partnership. Offers and sales of BACs in Series 1 through Series 6 of the Partnership were completed and the last of the BACs in Series 6 were issued by the Partnership on September 29, 1989. At September 30, 2012 and 2011 the Partnership had limited partnership equity interests in 7 and 13 Operating Partnerships, respectively.

As of September 30, 2012, the Partnership had $200,221 remaining in cash and cash equivalents. Below is a table which provides, by series, the equity raised, number of BACs sold, final date BACs were offered, number of properties acquired, and cash and cash equivalents.

Series	Equity	BACs	Final Close Date	Number of Properties	Proceeds Remaining
1	$12,999,000	1,299,900	12/18/88	-	$ -
2	8,303,000	830,300	03/30/89	-	-
3	28,822,000	2,882,200	03/14/89	7	200,221
4	29,788,160	2,995,300	07/07/89	-	-
5	4,899,000	489,900	08/22/89	-	-
6	12,935,780	1,303,000	09/29/89	-	-

	$97,746,940	9,800,600		7	$ 200,221

Results of Operations

At September 30, 2012 and 2011, the Partnership held limited partnership interests in 7 and 13 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which initially complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Partnership believes that there is adequate casualty insurance on the properties.

The Partnership incurs an annual partnership management fee to the general partner of the Partnership and/or its affiliates in an amount equal to 0.375% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various partnership management and reporting fees paid by the Operating Partnerships. The partnership management fees incurred and the reporting fees paid by the Operating Partnerships for the three and six months ended September 30, 2012 are as follows:

	3 Months Gross Management Fee	3 Months Reporting Fee	3 Months Management Fee Net of Reporting Fee
Series 1	$ -	$ -	$ -
Series 2	-	-	-
Series 3	7,935	2,700	5,235
Series 4	-	-	-
Series 5	-	-	-
Series 6	-	-	-
	$ 7,935	$ 2,700	$ 5,235
	6 Months Gross Management Fee	6 Months Reporting Fee	6 Months Management Fee Net of Reporting Fee
Series 1	$ -	$ -	$ -
Series 2	-	-	-
Series 3	15,870	4,875	10,995
Series 4	-	-	-
Series 5	-	-	-
Series 6	-	-	-
	$ 15,870	$ 4,875	$ 10,995

The Partnership's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested. The Partnership's investments in Operating Partnerships have been made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 1

As of September 30, 2011, the average Qualified Occupancy for the series was 100%. The series had no properties at September 30, 2012.

For the six month periods ended September 30, 2012 and 2011, Series 1 reflects a net loss from Operating Partnerships of $0 and $(69,926), respectively, which includes depreciation and amortization of $0 and $71,856, respectively. This is an interim period estimate and it is not indicative of the final year end results.

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

Series 2

As of September 30, 2011, the average Qualified Occupancy for the series was 100%. The series had no properties at September 30, 2012.

For the six month periods ended September 30, 2012 and 2011, Series 2 reflects a net loss from Operating Partnerships of $0 and $(169,285), respectively, which includes depreciation and amortization of $0 and $82,936, respectively. This is an interim period estimate and it is not indicative of the final year end results.

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

Series 3

As of September 30, 2012 and 2011, the average Qualified Occupancy for the series was 100% and 98.29%, respectively. The series had a total of seven properties at September 30, 2012, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2012 and 2011, Series 3 reflects a net loss from Operating Partnerships of $(111,626) and $(136,851), respectively, which includes depreciation and amortization of $156,328 and $177,919, respectively. This is an interim period estimate and it is not indicative of the final year end results.

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

In October 2012, the investment general partner transferred its interest in Mound Plaza, Limited to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $587,600 and cash proceeds to the investment partnership of $10,000. Of the total proceeds received, $5,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. There were no remaining proceeds returned to cash reserves held by Series 3. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain or loss on the transfer of the Operating Partnership has been recorded as of October 31, 2012.

Series 4

As of September 30, 2011, the average Qualified Occupancy for the series was 100%. The series had no properties at September 30, 2012.

For the six month periods ended September 30, 2012 and 2011, Series 4 reflects a net loss from Operating Partnerships of $0 and $(50,571), respectively, which includes depreciation and amortization of $0 and $85,937, respectively. This is an interim period estimate and it is not indicative of the final year end results.

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

Series 5

As of September 30, 2011, the average Qualified Occupancy for the series was 100%. The series had no properties at September 30, 2012.

For the six month periods ended September 30, 2012 and 2011, Series 5 reflects a net loss from Operating Partnerships of $0 and $(94,153), respectively, which includes depreciation and amortization of $0 and $46,127, respectively. This is an interim period estimate and it is not indicative of the final year end results.

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

Series 6

The series did not have any properties as of September 30, 2012 and 2011. As a result, net loss from Operating Partnerships, which include depreciation and amortization, is $0 for all periods presented.

Other Matters

The investment general partner has done a complete review of all properties located within federally declared disaster areas as a result of Hurricane Sandy, and no such properties are held by this Partnership.

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

There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

(a)Exhibits

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

101. The following materials from the Boston Capital Tax Credit Fund Limited Partnership Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the Partnership has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund Limited Partnership

	By:	Boston Capital Associates Limited Partnership, General Partner

	By:	BCA Associates Limited Partnership, General Partner

	By:	C&M Management, Inc., General Partner

Date: November 14, 2012	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of
1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

November 14, 2012	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), C&M Management Inc.; Director, President (Principal Executive Officer) BCTC Assignor Corp.

DATE:	SIGNATURE:	TITLE:

November 14, 2012	/s/ Marc N. Teal Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer), C&M Management Inc; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC Assignor Corp.