Form 10-Q
period 2012-12-31
BOSTON CAPITAL TAX CREDIT FUND LTD PARTNERSHIP
filed 2013-02-14
CIK 835095

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended December 31, 2012

                                             or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

BOSTON CAPITAL TAX CREDIT FUND LIMITED PARTNERSHIP

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2012

TABLE OF CONTENTS
FOR THE QUARTER ENDED DECEMBER 31, 2012

Part I. Financial information

Item 1. CONDENSED FINANCIAL STATEMENTS

CONDENSED Balance Sheets 4

Condensed Balance Sheets Series 1 5

Condensed Balance Sheets Series 2 6

Condensed Balance Sheets Series 3 7

Condensed Balance Sheets Series 4 8

Condensed Balance Sheets Series 5 9

Condensed Balance Sheets Series 6 10

CONDENSED Statements of Operations three months 11

Condensed Statements of Operations Three Months Series 1 12

Condensed Statements of Operations Three Months Series 2 13

Condensed Statements of Operations Three Months Series 3 14

Condensed Statements of Operations Three Months Series 4 15

Condensed Statements of Operations Three Months Series 5 16

Condensed Statements of Operations Three Months Series 6 17

CONDENSED Statements of Operations NINE months 18

Condensed Statements of Operations Nine Months Series 1 19

Condensed Statements of Operations Nine Months Series 2 20

Condensed Statements of Operations Nine Months Series 3 21

Condensed Statements of Operations Nine Months Series 4 22

Condensed Statements of Operations Nine Months Series 5 23

Condensed Statements of Operations Nine Months Series 6 24

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DeFICIT) 25

Condensed Statements of Changes in Partners' Capital (Deficit) Series 1 26

Condensed Statements of Changes in Partners' Capital (Deficit) Series 2 26

Condensed Statements of Changes in Partners' Capital (Deficit) Series 3 27

Condensed Statements of Changes in Partners' Capital (Deficit) Series 4 27

Condensed Statements of Changes in Partners' Capital (Deficit) Series 5 28

Condensed Statements of Changes in Partners' Capital (Deficit) Series 6 28

CONDENSED Statements of Cash Flows 29

Condensed Statements of Cash Flows Series 1 30

Condensed Statements of Cash Flows Series 2 31

Condensed Statements of Cash Flows Series 3 32

Condensed Statements of Cash Flows Series 4 33

Condensed Statements of Cash Flows Series 5 34

Condensed Statements of Cash Flows Series 6 35

BOSTON CAPITAL TAX CREDIT FUND LIMITED PARTNERSHIP

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2012

TABLE OF CONTENTS (CONTINUED)

Notes to CONDENSED Financial Statements 36

Note A Organization 36

Note B Accounting and Financial Reporting Policies *

Note C Related Party Transactions 37

Note D Investments in Operating Partnerships 39

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS 41

Combined Condensed Summarized Statements of Operations Series 1 42

Combined Condensed Summarized Statements of Operations Series 2 43

Combined Condensed Summarized Statements of Operations Series 3 44

Combined Condensed Summarized Statements of Operations Series 4 45

Combined Condensed Summarized Statements of Operations Series 5 46

Combined Condensed Summarized Statements of Operations Series 6 47

Note E Taxable Loss 48

Note F Income Taxes 48

Note G Plan of Liquidation 49

Item 2. Management's Discussion and Analysis of Financial Condition and

Results of Operations 50

Liquidity 50

Capital Resources 51

Results of Operations 52

Principal Accounting Policies and Estimates 57

Recent Accounting Changes 58

Item 3. Quantitative and Qualitative Disclosures About Market Risk 59

Item 4. Controls and Procedures 59

Part II Other Information 60

Item 1. Legal Proceedings 60

Item 1A. Risk Factors 60

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds 60

Item 3. Defaults Upon Senior Securities 60

Item 4. Mine Safety Disclosures 60

Item 5. Other Information 60

Item 6. Exhibits 60

Signatures 61

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

	December 31, 2012	March 31, 2012
ASSETS
Cash and cash equivalents	$ 203,412	$ 219,878

	$ 203,412	$ 219,878

LIABILITIES

Accounts payable	$ 5,000	$ -
Accounts payable affiliates (note C)	2,887,841	2,864,506
	2,892,841	2,864,506

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 9,800,600 issued and 9,775,100 outstanding	(2,429,717)	(2,385,364)
General Partner	(259,712)	(259,264)
	(2,689,429)	(2,644,628)
	$ 203,412	$ 219,878

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 1

	December 31, 2012	March 31, 2012
ASSETS
Cash and cash equivalents	$ -	$ -

	$ -	$ -

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	-	-
	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 1,299,900 issued and 1,296,900 outstanding	-	-
General Partner	-	-
	-	-
	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 2

	December 31, 2012	March 31, 2012
ASSETS
Cash and cash equivalents	$ -	$ -

	$ -	$ -

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	-	-
	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 830,300 issued and 829,800 outstanding	-	-
General Partner	-	-
	-	-
	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 3

	December 31, 2012	March 31, 2012
ASSETS
Cash and cash equivalents	$ 203,412	$ 219,878

	$ 203,412	$ 219,878

LIABILITIES

Accounts payable	$ 5,000	$ -
Accounts payable affiliates (note C)	2,887,841	2,864,506
	2,892,841	2,864,506

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 2,882,200 issued and 2,864,200 outstanding	(2,429,717)	(2,385,364)
General Partner	(259,712)	(259,264)
	(2,689,429)	(2,644,628)
	$ 203,412	$ 219,878

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 4

	December 31, 2012	March 31, 2012
ASSETS
Cash and cash equivalents	$ -	$ -

	$ -	$ -

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	-	-
	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 2,995,300 issued and 2,991,300 outstanding	-	-
General Partner	-	-
	-	-
	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 5

	December 31, 2012	March 31, 2012
ASSETS
Cash and cash equivalents	$ -	$ -

	$ -	$ -

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	-	-
	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 489,900 issued and outstanding	-	-
General Partner	-	-
	-	-
	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 6

	December 31, 2012	March 31, 2012
ASSETS
Cash and cash equivalents	$ -	$ -

	$ -	$ -

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (note C)	-	-
	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 1,303,000 issued and outstanding	-	-
General Partner	-	-
	-	-
	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

	2012	2011

Income
Interest income	$ 51	$ 2,811
Miscellaneous income	-	-
	51	2,811

Share of income from Operating Partnerships(Note D)	-	82,451

Expenses
Professional fees	456	5,596
Partnership management fees, net (Note C)	2,465	(23,272)
General and administrative fees	6,404	122,899
	9,325	105,223

NET INCOME (LOSS)	$ (9,274)	$ (19,961)

Net income (loss) allocated to assignees	$ (9,181)	$ (19,762)

Net income (loss) allocated to general partner	$ (93)	$ (199)

Net income (loss) per BAC	$ (.00)	$ (.00)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 1

	2012	2011

Income
Interest income	$ -	$ 10
Miscellaneous income	-	-
	-	10

Share of income from Operating Partnerships(Note D)	-	5,000

Expenses
Professional fees	-	1,029
Partnership management fees, net (Note C)	-	-
General and administrative fees	-	25,253
	-	26,282

NET INCOME (LOSS)	$ -	$ (21,272)

Net income (loss) allocated to assignees	$ -	$ (21,059)

Net income (loss) allocated to general partner	$ -	$ (213)

Net income (loss) per BAC	$ -	$ (.02)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 2

	2012	2011

Income
Interest income	$ -	$ 738
Miscellaneous income	-	-
	-	738

Share of income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	-	1,054
Partnership management fees, net (Note C)	-	5,302
General and administrative fees	-	30,396
	-	36,752

NET INCOME (LOSS)	$ -	$ (36,014)

Net income (loss) allocated to assignees	$ -	$ (35,654)

Net income (loss) allocated to general partner	$ -	$ (360)

Net income (loss) per BAC	$ -	$ (.04)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 3

2012		2011

Income
Interest income	$ 51	$ 88
Miscellaneous income	-	-
	51	88

Share of income from Operating Partnerships(Note D)	-	65,458

Expenses
Professional fees	456	1,265
Partnership management fees, net (Note C)	2,465	8,982
General and administrative expenses	6,404	31,847
	9,325	42,094

NET INCOME (LOSS)	$ (9,274)	$ 23,452

Net income (loss) allocated to assignees	$ (9,181)	$ 23,217

Net income (loss) allocated to general partner	$ (93)	$ 235

Net income (loss) per BAC	$ (.00)	$ .01

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 4

	2012	2011

Income
Interest income	$ -	$ 1,832
Miscellaneous income	-	-
	-	1,832

Share of income from Operating Partnerships(Note D)	-	11,993

Expenses
Professional fees	-	1,237
Partnership management fees, net (Note C)	-	(41,329)
General and administrative fees	-	5,157
	-	(34,935)

NET INCOME (LOSS)	$ -	$ 48,760

Net income (loss) allocated to assignees	$ -	$ 48,272

Net income (loss) allocated to general partner	$ -	$ 488

Net income (loss) per BAC	$ -	$ .02

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 5

	2012	2011

Income
Interest income	$ -	$ 143
Miscellaneous income	-	-
	-	143

Share of income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	-	1,011
Partnership management fees, net (Note C)	-	3,773
General and administrative fees	-	30,246
	-	35,030

NET INCOME (LOSS)	$ -	$ (34,887)

Net income (loss) allocated to assignees	$ -	$ (34,538)

Net income (loss) allocated to general partner	$ -	$ (349)

Net income (loss) per BAC	$ -	$ (.07)

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

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

	2012	2011

Income
Interest income	$ 157	$ 11,237
Miscellaneous income	52	52
	209	11,289

Share of income from Operating Partnerships(Note D)	-	82,451

Expenses
Professional fees	17,383	58,885
Partnership management fees, net (Note C)	13,460	29,474
General and administrative fees	14,167	152,193
	45,010	240,552

NET INCOME (LOSS)	$ (44,801)	$ (146,812)

Net income (loss) allocated to assignees	$ (44,353)	$ 2,190,647

Net income (loss) allocated to general partner	$ (448)	$(2,337,459)

Net income (loss) per BAC	$ (.00)	$ .22

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,

(Unaudited)

Series 1

	2012	2011

Income
Interest income	$ -	$ 56
Miscellaneous income	-	-
	-	56

Share of income from Operating Partnerships(Note D)	-	5,000

Expenses
Professional fees	-	11,744
Partnership management fees, net (Note C)	-	7,687
General and administrative fees	-	29,999
	-	49,430

NET INCOME (LOSS)	$ -	$ (44,374)

Net income (loss) allocated to assignees	$ -	$ 2,461,905

Net income (loss) allocated to general partner	$ -	$(2,506,279)

Net income (loss) per BAC	$ -	$ 1.89

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,

(Unaudited)

Series 2

	2012	2011

Income
Interest income	$ -	$ 3,650
Miscellaneous income	-	-
	-	3,650

Share of income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	-	9,951
Partnership management fees, net (Note C)	-	15,734
General and administrative fees	-	36,501
	-	62,186

NET INCOME (LOSS)	$ -	$ (58,536)

Net income (loss) allocated to assignees	$ -	$ (114,003)

Net income (loss) allocated to general partner	$ -	$ 55,467

Net income (loss) per BAC	$ -	$ (.14)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 3

2012		2011

Income
Interest income	$ 157	$ 412
Miscellaneous income	52	52
	209	464

Share of income from Operating Partnerships(Note D)	-	65,458

Expenses
Professional fees	17,383	15,780
Partnership management fees, net (Note C)	13,460	25,626
General and administrative expenses	14,167	38,504
	45,010	79,910

NET INCOME (LOSS)	$ (44,801)	$ (13,988)

Net income (loss) allocated to assignees	$ (44,353)	$ (13,848)

Net income (loss) allocated to general partner	$ (448)	$ (140)

Net income (loss) per BAC	$ (.02)	$ (.00)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,

(Unaudited)

Series 4

	2012	2011

Income
Interest income	$ -	$ 6,282
Miscellaneous income	-	-
	-	6,282

Share of income from Operating Partnerships(Note D)	-	11,993

Expenses
Professional fees	-	11,567
Partnership management fees, net (Note C)	-	(30,795)
General and administrative fees	-	12,969
	-	(6,259)

NET INCOME (LOSS)	$ -	$ 24,534

Net income (loss) allocated to assignees	$ -	$ 24,289

Net income (loss) allocated to general partner	$ -	$ 245

Net income (loss) per BAC	$ -	$ .01

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 5

	2012	2011

Income
Interest income	$ -	$ 837
Miscellaneous income	-	-
	-	837

Share of income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	-	9,843
Partnership management fees, net (Note C)	-	11,222
General and administrative fees	-	34,220
	-	55,285

NET INCOME (LOSS)	$ -	$ (54,448)

Net income (loss) allocated to assignees	$ -	$ (91,707)

Net income (loss) allocated to general partner	$ -	$ 37,259

Net income (loss) per BAC	$ -	$ (.19)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,

(Unaudited)

Series 6

	2012	2011

Income
Interest income	$ -	$ -
Miscellaneous income	-	-
	-	-

Share of income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	-	-
Partnership management fees, net (Note C)	-	-
General and administrative expenses	-	-
	-	-

NET INCOME (LOSS)	$ -	$ -

Net income (loss) allocated to assignees	$ -	$ (75,989)

Net income (loss) allocated to general partner	$ -	$ 75,989

Net income (loss) per BAC	$ -	$ (.06)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2012

(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2012	$(2,385,364)	$ (259,264)	$(2,644,628)

Net loss	(44,353)	(448)	(44,801)

Partners' capital (deficit), December 31, 2012	$(2,429,717)	$ (259,712)	$(2,689,429)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2012

(Unaudited)

	Assignees	General Partner	Total
Series 1
Partners' capital (deficit) April 1, 2012	$ -	$ -	$ -

Net loss	-	-	-

Partners' capital (deficit), December 31, 2012	$ -	$ -	$ -

Series 2
Partners' capital (deficit) April 1, 2012	$ -	$ -	$ -

Net loss	-	-	-

Partners' capital (deficit), December 31, 2012	$ -	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2012

(Unaudited)

	Assignees	General Partner	Total
Series 3
Partners' capital (deficit) April 1, 2012	$(2,385,364)	$ (259,264)	$(2,644,628)

Net loss	(44,353)	(448)	(44,801)

Partners' capital (deficit), December 31, 2012	$(2,429,717)	$ (259,712)	$(2,689,429)

Series 4
Partners' capital (deficit) April 1, 2012	$ -	$ -	$ -

Net loss	-	-	-

Partners' capital (deficit), December 31, 2012	$ -	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2012

(Unaudited)

	Assignees	General Partner	Total
Series 5
Partners' capital (deficit) April 1, 2012	$ -	$ -	$ -

Net loss	-	-	-

Partners' capital (deficit), December 31, 2012	$ -	$ -	$ -

Series 6
Partners' capital (deficit) April 1, 2012	$ -	$ -	$ -

Net loss	-	-	-

Partners' capital (deficit), December 31, 2012	$ -	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

	2012	2011
Cash flows from operating activities:

Net Income (loss)	$ (44,801)	$ (146,812)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	(82,451)
Changes in assets and liabilities
Increase in accounts payable	5,000	11,697
Increase in accounts payable affiliates	23,335	40,819

Net cash (used in) provided by operating activities	(16,446)	(176,747)

Cash flows from investing activities:

Proceeds from disposition of operating limited partnerships	-	16,993

Net cash provided by investing activities	-	16,993

Cash flows from financing activities:

Distributions	-	(1,407,000)

Net cash used in financing activities	-	(1,407,000)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(16,466)	(1,566,754)

Cash and cash equivalents, beginning	219,878	3,031,943

Cash and cash equivalents, ending	$ 203,412	$ 1,465,189

Significant noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$ -	$ 2,645,120

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 1

	2012	2011
Cash flows from operating activities:

Net Income (loss)	$ -	$ (44,374)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	(5,000)
Changes in assets and liabilities
Increase in accounts payable	-	-
Increase in accounts payable affiliates	-	11,818

Net cash (used in) provided by operating activities	-	(37,556)

Cash flows from investing activities:

Proceeds from disposition of operating limited partnerships	-	5,000

Net cash provided by investing activities	-	5,000

Cash flows from financing activities:

Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	(32,556)

Cash and cash equivalents, beginning	-	32,556

Cash and cash equivalents, ending	$ -	$ -

Significant noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$ -	$ 2,645,120

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 2

	2012	2011
Cash flows from operating activities:

Net Income (loss)	$ -	$ (58,536)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	-
Changes in assets and liabilities
Increase in accounts payable	-	-
Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	-	(58,536)

Cash flows from investing activities:

Proceeds from disposition of operating limited partnerships	-	-

Net cash provided by investing activities	-	-

Cash flows from financing activities:

Distributions	-	(1,016,000)

Net cash used in financing activities	-	(1,016,000)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	(1,074,536)

Cash and cash equivalents, beginning	-	1,074,536

Cash and cash equivalents, ending	$ -	$ -

Significant noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 3

	2012	2011
Cash flows from operating activities:

Net Income (loss)	$ (44,801)	$ (13,988)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	(65,458)
Changes in assets and liabilities
Increase in accounts payable	5,000	3,000
Increase in accounts payable affiliates	23,335	29,001

Net cash (used in) provided by operating activities	(16,446)	(47,445)

Cash flows from investing activities:

Proceeds from disposition of operating limited partnerships	-	-

Net cash provided by investing activities	-	-

Cash flows from financing activities:

Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(16,466)	(47,445)

Cash and cash equivalents, beginning	219,878	209,814

Cash and cash equivalents, ending	$ 203,412	$ 162,369

Significant noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 4

	2012	2011
Cash flows from operating activities:

Net Income (loss)	$ -	$ 24,534
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	(11,993)
Changes in assets and liabilities
Increase in accounts payable	-	8,697
Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	-	21,238

Cash flows from investing activities:

Proceeds from disposition of operating limited partnerships	-	11,993

Net cash provided by investing activities	-	11,993

Cash flows from financing activities:

Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	33,231

Cash and cash equivalents, beginning	-	1,269,589

Cash and cash equivalents, ending	$ -	$ 1,302,820

Significant noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 5

	2012	2011
Cash flows from operating activities:

Net Income (loss)	$ -	$ (54,448)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	-
Changes in assets and liabilities
Increase in accounts payable	-	-
Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	-	(54,448)

Cash flows from investing activities:

Proceeds from disposition of operating limited partnerships	-	-

Net cash provided by investing activities	-	-

Cash flows from financing activities:

Distributions	-	(391,000)

Net cash used in financing activities	-	(391,000)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	(445,448)

Cash and cash equivalents, beginning	-	445,448

Cash and cash equivalents, ending	$ -	$ -

Significant noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 6

	2012	2011
Cash flows from operating activities:

Net Income (loss)	$ -	$ -
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	-
Changes in assets and liabilities
Increase in accounts payable	-	-
Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	-	-

Cash flows from investing activities:

Proceeds from disposition of operating limited partnerships	-	-

Net cash provided by investing activities	-	-

Cash flows from financing activities:

Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-

Cash and cash equivalents, beginning	-	-

Cash and cash equivalents, ending	$ -	$ -

Significant noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 2012

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

Pursuant to the Securities Act of 1933, the Partnership filed a Form S-11 Registration Statement with the Securities and Exchange Commission, effective August 29, 1988, which covered the offering (the "Public Offering") of the Partnership's beneficial assignee certificates ("BACs") representing assignments of units of the beneficial interest of the limited partnership interest of the assignor limited partner. The Partnership registered 10,000,000 BACs at $10 per BAC for sale to the public in six series. Offers and sales of BACs in Series 1 through Series 6 of the Partnership were completed and the last of the BACs in Series 6 were issued by the Partnership on September 29, 1989. The Partnership sold 1,299,900 of Series 1 BACs, 830,300 of Series 2 BACs, 2,882,200 of Series 3 BACs, 2,995,300 of Series 4 BACs, 489,900 of Series 5 BACs and 1,303,000 of Series 6 BACs. As of December 31, 2012 1,296,900 of Series 1 BACs, 829,800 of Series 2 BACs, 2,864,200 of Series 3 BACs, 2,991,300 of Series 4 BACs, 489,900 of Series 5 BACs and 1,303,000 of Series 6 BACs, respectively, are outstanding. The Partnership is no longer offering and does not intend to offer any additional BACs.

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2012
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of December 31, 2012 and for the nine months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Partnership in acquiring the investments in Operating Partnerships are capitalized to the investment account. The Partnership's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has entered into several transactions with various affiliates of the general partner of the Partnership, including Boston Capital Holdings LP, Boston Capital Partners, Inc. and Boston Capital Asset Management Limited Partnership.

Accounts payable - affiliates at December 31, 2012 and 2011 represents accrued general and administrative expenses, accrued partnership management fees, and advances from an affiliate of the general partner of the Partnership, which are payable to Boston Capital Holdings LP and Boston Capital Asset Management Limited Partnership.

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2012
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

An annual partnership management fee based on .375 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. Since reporting fees collected by the series were added to reserves and not paid to Boston Capital Asset Management Limited Partnership, the amounts accrued are not net of reporting fees received. The partnership management fees accrued for the quarters ended December 31, 2012 and 2011 are as follows:
	2012	2011
Series 1	$ -	$ -
Series 2	-	5,418
Series 3	7,465	8,982
Series 4	-	4,243
Series 5	-	3,837
Series 6	-	-
	$ 7,465	$ 22,480

The partnership management fees paid for the quarters ended December 31, 2012 and 2011 are as follows:
	2012	2011
Series 1	$ -	$ -
Series 2	-	5,418
Series 3	-	-
Series 4	-	4,243
Series 5	-	3,837
Series 6	-	-
	$ -	$ 13,498

The partnership management fees paid for the nine months ended December 31, 2012 and 2011 are as follows:
	2012	2011
Series 1	$ -	$ -
Series 2	-	16,254
Series 3	-	-
Series 4	-	14,977
Series 5	-	11,511
Series 6	-	-
	$ -	$ 42,742

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At December 31, 2012 and 2011, the Partnership had limited partnership interests in 6 and 7 Operating Partnerships, respectively, which own operating apartment complexes as follows:

Series	2012	2011
1	-	-
2	-	-
3	6	7
4	-	-
5	-	-
6	-	-
	6	7

Under the terms of the Partnership's investment in each Operating Partnership, the Partnership was required to make capital contributions to the Operating Partnerships. These contributions were payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. At December 31, 2012 and 2011, all capital contributions had been paid.

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (CONTINUED)

During the nine months ended December 31, 2012 the Partnership disposed of one Operating Partnership. A summary of the dispositions by Series for December 31, 2012 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Partnership Proceeds from Disposition	Gain/(Loss) on Disposition
Series 1	-	-	$-	$-
Series 2	-	-	-	-
Series 3	1	-	-	-
Series 4	-	-	-	-
Series 5	-	-	-	-
Series 6	-	-	-	-
Total	1	-	$-	$-

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

The Partnership's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the nine months ended September 30, 2012.

The combined condensed unaudited summarized statements of operations of the Operating Partnerships for the nine months ended September 30, 2012 and 2011 are as follows:

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months ended September 30,
(Unaudited)

	2012	2011

Revenues
Rental	$ 950,138	$ 1,065,356
Interest and other	31,740	27,030

	981,878	1,092,386

Expenses
Interest	93,054	126,339
Depreciation and amortization	223,897	252,191
Operating expenses	808,608	869,546
	1,125,559	1,248,076

NET LOSS	$ (143,681)	$ (155,690)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (142,244)	$ (154,133)

Net loss allocated to other Partners	$ (1,437)	$ (1,557)

* Amounts include $142,244 and $154,133 for 2012 and 2011, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2012
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

* Amounts include $0, for both 2012 and 2011, of loss not recognized under the equity method of accounting.

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
December 31, 2012
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

* Amounts include $0, for both 2012 and 2011, of loss not recognized under the equity method of accounting.

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
December 31, 2012
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months ended September 30,
(Unaudited)

Series 3
	2012	2011

Revenues
Rental	$ 950,138	$ 1,065,356
Interest and other	31,740	27,030

	981,878	1,092,386

Expenses
Interest	93,054	126,339
Depreciation and amortization	223,897	252,191
Operating expenses	808,608	869,546
	1,125,559	1,248,076

NET LOSS	$ (143,681)	$ (155,690)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (142,244)	$ (154,133)

Net loss allocated to other partners	$ (1,437)	$ (1,557)

* Amounts include $142,244 and $154,133 for 2012 and 2011, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2012
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

* Amounts include $0, for both 2012 and 2011, of loss not recognized under the equity method of accounting.

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
December 31, 2012
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

* Amounts include $0, for both 2012 and 2011, of loss not recognized under the equity method of accounting.

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
December 31, 2012
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

December 31, 2012
(Unaudited)

NOTE E - TAXABLE LOSS

The Partnership's taxable loss for the calendar year ended December 31, 2012 is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods.

NOTE F - INCOME TAXES

The Partnership has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Partnership's federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity. The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions, which must be considered for disclosure. Income tax returns filed by the Partnership are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2009 remain open.

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

December 31, 2012
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

Liquidity

The Partnership's primary source of funds was the proceeds of its Public Offering. Other sources of liquidity include (i) interest earned on working capital reserves, (ii) cash distributions from the Operating Partnerships in which the Partnership has invested and (iii) proceeds received from the dispositions of the Operating Partnership that are returned to fund reserves. These sources of liquidity are available to meet the obligations of the Partnership.

The Partnership is currently accruing the annual partnership management fee. Partnership management fees accrued during the quarter ended December 31, 2012 were $23,335 and total partnership management fees accrued as of December 31, 2012 were $2,414,207. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Partnership receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. During the quarter ended December 31, 2012 none of the accrued partnership management fees were paid. The Partnership's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Partnership. The Partnership is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Partnership.

As of December 31, 2012, an affiliate of the general partner of the Partnership advanced a total of $473,634 to the Partnership to pay various operating expenses of the Partnership, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. Below is a summary, by series, of the total advances made to date.
	Nine Months Ended	Total
Series 3	$ -	$473,634
	$ -	$473,634

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships. During the nine months ended December 31, 2012, there were no payments paid to the affiliates of the general partner.

Capital Resources

The Partnership offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on August 29, 1988. The Partnership received and accepted subscriptions for $97,746,940 representing 9,800,600 BACs from investors admitted as BAC Holders in Series 1 through Series 6 of the Partnership. Offers and sales of BACs in Series 1 through Series 6 of the Partnership were completed and the last of the BACs in Series 6 were issued by the Partnership on September 29, 1989. At December 31, 2012 and 2011, the Partnership had limited partnership equity interests in 6 and 7 Operating Partnerships, respectively.

As of December 31, 2012, the Partnership had $203,412 remaining in cash and cash equivalents. Below is a table which provides, by series, the equity raised, number of BACs sold, final date BACs were offered, number of properties held at December 31,2012, and cash and cash equivalents.

Series	Equity	BACs	Final Close Date	Number of Properties	Proceeds Remaining
1	$12,999,000	1,299,900	12/18/88	-	$ -
2	8,303,000	830,300	03/30/89	-	-
3	28,822,000	2,882,200	03/14/89	6	203,412
4	29,788,160	2,995,300	07/07/89	-	-
5	4,899,000	489,900	08/22/89	-	-
6	12,935,780	1,303,000	09/29/89	-	-

	$97,746,940	9,800,600		6	$ 203,412

Results of Operations

At December 31, 2012 and 2011, the Partnership held limited partnership interests in 6 and 7 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which initially complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Partnership believes that there is adequate casualty insurance on the properties.

The Partnership incurs an annual partnership management fee to the general partner of the Partnership and/or its affiliates in an amount equal to 0.375% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various partnership management and reporting fees paid by the Operating Partnerships. The partnership management fees incurred and the reporting fees paid by the Operating Partnerships for the three and nine months ended December 31, 2012 are as follows:

	3 Months Gross Management Fee	3 Months Reporting Fee	3 Months Management Fee Net of Reporting Fee
Series 1	$ -	$ -	$ -
Series 2	-	-	-
Series 3	7,465	5,000	2,465
Series 4	-	-	-
Series 5	-	-	-
Series 6	-	-	-
	$ 7,465	$ 5,000	$ 2,465
	9 Months Gross Management Fee	9 Months Reporting Fee	9 Months Management Fee Net of Reporting Fee
Series 1	$ -	$ -	$ -
Series 2	-	-	-
Series 3	23,335	9,875	13,460
Series 4	-	-	-
Series 5	-	-	-
Series 6	-	-	-
	$ 23,335	$ 9,875	$ 13,460

The Partnership's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested. The Partnership's investments in Operating Partnerships have been made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 1

The series did not have any properties as of December 31, 2012 and 2011. As a result, net loss from Operating Partnerships, which include depreciation and amortization, is $0 for all periods presented.

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

Series 2

The series did not have any properties as of December 31, 2012 and 2011. As a result, net loss from Operating Partnerships, which include depreciation and amortization, is $0 for all periods presented.

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

Series 3

As of December 31, 2012 and 2011, the average Qualified Occupancy for the series was 100% and 100%, respectively. The series had a total of six properties at December 31, 2012, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2012 and 2011, Series 3 reflects a net loss from Operating Partnerships of $(143,681) and $(155,690), respectively, which includes depreciation and amortization of $223,897 and $252,191, respectively. This is an interim period estimate and it is not indicative of the final year end results.

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

Series 4

The series did not have any properties as of December 31, 2012 and 2011. As a result, net loss from Operating Partnerships, which include depreciation and amortization, is $0 for all periods presented.

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

Series 5

The series did not have any properties as of December 31, 2012 and 2011. As a result, net loss from Operating Partnerships, which include depreciation and amortization, is $0 for all periods presented.

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

Series 6

The series did not have any properties as of December 31, 2012 and 2011. As a result, net loss from Operating Partnerships, which include depreciation and amortization, is $0 for all periods presented.

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

There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

(a)Exhibits

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

101. The following materials from the Boston Capital Tax Credit Fund Limited Partnership Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the Partnership has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund Limited Partnership

	By:	Boston Capital Associates Limited Partnership, General Partner

	By:	BCA Associates Limited Partnership, General Partner

	By:	C&M Management, Inc., General Partner

Date: February 14, 2013	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of
1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

February 14, 2013	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), C&M Management Inc.; Director, President (Principal Executive Officer) BCTC Assignor Corp.

DATE:	SIGNATURE:	TITLE:

February 14, 2013	/s/ Marc N. Teal Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer), C&M Management Inc; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC Assignor Corp.