Form 10-Q
period 2013-06-30
BOSTON CAPITAL TAX CREDIT FUND LTD PARTNERSHIP
filed 2013-08-14
CIK 835095

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended June 30, 2013

                                             or

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
FOR THE QUARTER ENDED JUNE 30, 2013

TABLE OF CONTENTS
FOR THE QUARTER ENDED JUNE 30, 2013

Part I. Financial information

Item 1. CONDENSED FINANCIAL STATEMENTS

CONDENSED Balance Sheets 4

Condensed Balance Sheets Series 1 5

Condensed Balance Sheets Series 2 6

Condensed Balance Sheets Series 3 7

Condensed Balance Sheets Series 4 8

Condensed Balance Sheets Series 5 9

Condensed Balance Sheets Series 6 10

CONDENSED Statements of Operations three months 11

Condensed Statements of Operations Three Months Series 1 *

Condensed Statements of Operations Three Months Series 2 *

Condensed Statements of Operations Three Months Series 3 *

Condensed Statements of Operations Three Months Series 4 15

Condensed Statements of Operations Three Months Series 5 16

Condensed Statements of Operations Three Months Series 6 17

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DeFICIT) 18

Condensed Statements of Changes in Partners' Capital (Deficit) Series 1 19

Condensed Statements of Changes in Partners' Capital (Deficit) Series 2 19

Condensed Statements of Changes in Partners' Capital (Deficit) Series 3 20

Condensed Statements of Changes in Partners' Capital (Deficit) Series 4 20

Condensed Statements of Changes in Partners' Capital (Deficit) Series 5 21

Condensed Statements of Changes in Partners' Capital (Deficit) Series 6 21

CONDENSED Statements of Cash Flows 22

Condensed Statements of Cash Flows Series 1 *

Condensed Statements of Cash Flows Series 2 24

Condensed Statements of Cash Flows Series 3 25

Condensed Statements of Cash Flows Series 4 26

Condensed Statements of Cash Flows Series 5 27

Condensed Statements of Cash Flows Series 6 28

BOSTON CAPITAL TAX CREDIT FUND LIMITED PARTNERSHIP

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2013

TABLE OF CONTENTS (CONTINUED)

Notes to CONDENSED Financial Statements 29

Note A Organization 29

Note B Accounting and Financial Reporting Policies *

Note C Related Party Transactions 30

Note D Investments in Operating Partnerships 32

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS 34

Combined Condensed Summarized Statements of Operations Series 1 35

Combined Condensed Summarized Statements of Operations Series 2 36

Combined Condensed Summarized Statements of Operations Series 3 37

Combined Condensed Summarized Statements of Operations Series 4 38

Combined Condensed Summarized Statements of Operations Series 5 39

Combined Condensed Summarized Statements of Operations Series 6 40

Note E Taxable Loss 41

Note F Income Taxes 41

Note G Plan of Liquidation 42

Item 2. Management's Discussion and Analysis of Financial Condition and

Results of Operations 43

Liquidity 43

Capital Resources 44

Results of Operations 45

Principal Accounting Policies and Estimates 47

Item 3. Quantitative and Qualitative Disclosures About Market Risk 48

Item 4. Controls and Procedures 48

Part II Other Information 49

Item 1. Legal Proceedings 49

Item 1A. Risk Factors 49

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds 49

Item 3. Defaults Upon Senior Securities 49

Item 4. Mine Safety Disclosures 49

Item 5. Other Information 49

Item 6. Exhibits 49

Signatures 50

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2013	March 31, 2013
ASSETS
Cash and cash equivalents	$ 192,541	$ 197,036

	$ 192,541	$ 197,036

LIABILITIES

Accounts payable affiliates (Note C)	$ 2,902,301	$ 2,895,071
	2,902,301	2,895,071

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 9,800,600 issued and 9,768,100 outstanding	(2,449,845)	(2,438,237)
General Partner	(259,915)	(259,798)
	(2,709,760)	(2,698,035)
	$ 192,541	$ 197,036

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 1

	June 30, 2013	March 31, 2013
ASSETS
Cash and cash equivalents	$ -	$ -

	$ -	$ -

LIABILITIES

Accounts payable affiliates (Note C)	$ -	$ -
	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 1,299,900 issued and 1,296,900 outstanding	-	-
General Partner	-	-
	-	-
	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 2

	June 30, 2013	March 31, 2013
ASSETS
Cash and cash equivalents	$ -	$ -

	$ -	$ -

LIABILITIES

Accounts payable affiliates (Note C)	$ -	$ -
	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 830,300 issued and 829,800 outstanding	-	-
General Partner	-	-
	-	-
	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 3

	June 30, 2013	March 31, 2013
ASSETS
Cash and cash equivalents	$ 192,541	$ 197,036

	$ 192,541	$ 197,036

LIABILITIES

Accounts payable affiliates (Note C)	$ 2,902,301	$ 2,895,071
	2,902,301	2,895,071

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 2,882,200 issued and 2,859,200 outstanding	(2,449,845)	(2,438,237)
General Partner	(259,915)	(259,798)
	(2,709,760)	(2,698,035)
	$ 192,541	$ 197,036

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 4

	June 30, 2013	March 31, 2013
ASSETS
Cash and cash equivalents	$ -	$ -

	$ -	$ -

LIABILITIES

Accounts payable affiliates (Note C)	$ -	$ -
	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 2,995,300 issued and 2,989,300 outstanding	-	-
General Partner	-	-
	-	-
	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 5

	June 30, 2013	March 31, 2013
ASSETS
Cash and cash equivalents	$ -	$ -

	$ -	$ -

LIABILITIES

Accounts payable affiliates (Note C)	$ -	$ -
	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 489,900 issued and outstanding	-	-
General Partner	-	-
	-	-
	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 6

	June 30, 2013	March 31, 2013
ASSETS
Cash and cash equivalents	$ -	$ -

	$ -	$ -

LIABILITIES

Accounts payable affiliates (Note C)	$ -	$ -
	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 1,303,000 issued and outstanding	-	-
General Partner	-	-
	-	-
	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

	2013	2012

Income
Interest income	$ 49	$ 55
Miscellaneous income	52	52
	101	107

Expenses
Professional fees	3,810	-
Partnership management fees, net (Note C)	3,105	5,760
General and administrative fees	4,911	3,961
	11,826	9,721

NET LOSS	$ (11,725)	$ (9,614)

Net loss allocated to assignees	$ (11,608)	$ (9,518)

Net loss allocated to general partner	$ (117)	$ (96)

Net loss per BAC	$ (.00)	$ (.00)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 1

	2013	2012

Income
Interest income	$ -	$ -
Miscellaneous income	-	-
	-	-

Expenses
Professional fees	-	-
Partnership management fees, net (Note C)	-	-
General and administrative fees	-	-
	-	-

NET LOSS	$ -	$ -

Net loss allocated to assignees	$ -	$ -

Net loss allocated to general partner	$ -	$ -

Net loss per BAC	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 2

	2013	2012

Income
Interest income	$ -	$ -
Miscellaneous income	-	-
	-	-

Expenses
Professional fees	-	-
Partnership management fees, net (Note C)	-	-
General and administrative fees	-	-
	-	-

NET LOSS	$ -	$ -

Net loss allocated to assignees	$ -	$ -

Net loss allocated to general partner	$ -	$ -

Net loss per BAC	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 3

2013		2012

Income
Interest income	$ 49	$ 55
Miscellaneous income	52	52
	101	107

Expenses
Professional fees	3,810	-
Partnership management fees, net (Note C)	3,105	5,760
General and administrative expenses	4,911	3,961
	11,826	9,721

NET LOSS	$ (11,725)	$ (9,614)

Net loss allocated to assignees	$ (11,608)	$ (9,518)

Net loss allocated to general partner	$ (117)	$ (96)

Net loss per BAC	$ (.00)	$ (.00)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 4

	2013	2012

Income
Interest income	$ -	$ -
Miscellaneous income	-	-
	-	-

Expenses
Professional fees	-	-
Partnership management fees, net (Note C)	-	-
General and administrative fees	-	-
	-	-

NET LOSS	$ -	$ -

Net loss allocated to assignees	$ -	$ -

Net loss allocated to general partner	$ -	$ -

Net loss per BAC	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 5

	2013	2012

Income
Interest income	$ -	$ -
Miscellaneous income	-	-
	-	-

Expenses
Professional fees	-	-
Partnership management fees, net (Note C)	-	-
General and administrative fees	-	-
	-	-

NET LOSS	$ -	$ -

Net loss allocated to assignees	$ -	$ -

Net loss allocated to general partner	$ -	$ -

Net loss per BAC	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 6

	2013	2012

Income
Interest income	$ -	$ -
Miscellaneous income	-	-
	-	-

Expenses
Professional fees	-	-
Partnership management fees, net (Note C)	-	-
General and administrative expenses	-	-
	-	-

NET LOSS	$ -	$ -

Net loss allocated to assignees	$ -	$ -

Net loss allocated to general partner	$ -	$ -

Net loss per BAC	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2013

(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2013	$(2,438,237)	$ (259,798)	$(2,698,035)

Net loss	(11,608)	(117)	(11,725)

Partners' capital (deficit), June 30, 2013	$(2,449,845)	$ (259,915)	$(2,709,760)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2013

(Unaudited)

	Assignees	General Partner	Total
Series 1
Partners' capital (deficit) April 1, 2013	$ -	$ -	$ -

Net loss	-	-	-

Partners' capital (deficit), June 30, 2013	$ -	$ -	$ -

Series 2
Partners' capital (deficit) April 1, 2013	$ -	$ -	$ -

Net loss	-	-	-

Partners' capital (deficit), June 30, 2013	$ -	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2013

(Unaudited)

	Assignees	General Partner	Total
Series 3
Partners' capital (deficit) April 1, 2013	$(2,438,237)	$ (259,798)	$(2,698,035)

Net loss	(11,608)	(117)	(11,725)

Partners' capital (deficit), June 30, 2013	$(2,449,845)	$ (259,915)	$(2,709,760)

Series 4
Partners' capital (deficit) April 1, 2013	$ -	$ -	$ -

Net loss	-	-	-

Partners' capital (deficit), June 30, 2013	$ -	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2013

(Unaudited)

	Assignees	General Partner	Total
Series 5
Partners' capital (deficit) April 1, 2013	$ -	$ -	$ -

Net loss	-	-	-

Partners' capital (deficit), June 30, 2013	$ -	$ -	$ -

Series 6
Partners' capital (deficit) April 1, 2013	$ -	$ -	$ -

Net loss	-	-	-

Partners' capital (deficit), June 30, 2013	$ -	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

	2013	2012
Cash flows from operating activities:

Net loss	$ (11,725)	$ (9,614)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in assets and liabilities
Increase in accounts payable affiliates	7,230	7,935

Net cash used in operating activities	(4,495)	(1,679)

DECREASE IN CASH AND CASH EQUIVALENTS	(4,495)	(1,679)

Cash and cash equivalents, beginning	197,036	219,878

Cash and cash equivalents, ending	$ 192,541	$ 218,199

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 1

	2013	2012
Cash flows from operating activities:

Net loss	$ -	$ -
Adjustments to reconcile net loss to net cash used in operating activities
Changes in assets and liabilities
Increase in accounts payable affiliates	-	-

Net cash used in operating activities	-	-

DECREASE IN CASH AND CASH EQUIVALENTS	-	-

Cash and cash equivalents, beginning	-	-

Cash and cash equivalents, ending	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 2

	2013	2012
Cash flows from operating activities:

Net loss	$ -	$ -
Adjustments to reconcile net loss to net cash used in operating activities
Changes in assets and liabilities
Increase in accounts payable affiliates	-	-

Net cash used in operating activities	-	-

DECREASE IN CASH AND CASH EQUIVALENTS	-	-

Cash and cash equivalents, beginning	-	-

Cash and cash equivalents, ending	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 3

	2013	2012

Cash flows from operating activities:

Net loss	$ (11,725)	$ (9,614)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in assets and liabilities
Increase in accounts payable affiliates	7,230	7,935

Net cash used in operating activities	(4,495)	(1,679)

DECREASE IN CASH AND CASH EQUIVALENTS	(4,495)	(1,679)

Cash and cash equivalents, beginning	197,036	219,878

Cash and cash equivalents, ending	$ 192,541	$ 218,199

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 4

	2013	2012

Cash flows from operating activities:

Net loss	$ -	$ -
Adjustments to reconcile net loss to net cash used in operating activities
Changes in assets and liabilities
Increase in accounts payable affiliates	-	-

Net cash used in operating activities	-	-

DECREASE IN CASH AND CASH EQUIVALENTS	-	-

Cash and cash equivalents, beginning	-	-

Cash and cash equivalents, ending	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 5

	2013	2012

Cash flows from operating activities:

Net loss	$ -	$ -
Adjustments to reconcile net loss to net cash used in operating activities
Changes in assets and liabilities
Increase in accounts payable affiliates	-	-

Net cash used in operating activities	-	-

DECREASE IN CASH AND CASH EQUIVALENTS	-	-

Cash and cash equivalents, beginning	-	-

Cash and cash equivalents, ending	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 6

	2013	2012

Cash flows from operating activities:

Net loss	$ -	$ -
Adjustments to reconcile net loss to net cash used in operating activities
Changes in assets and liabilities
Increase in accounts payable affiliates	-	-

Net cash used in operating activities	-	-

DECREASE IN CASH AND CASH EQUIVALENTS	-	-

Cash and cash equivalents, beginning	-	-

Cash and cash equivalents, ending	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2013

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

Pursuant to the Securities Act of 1933, the Partnership filed a Form S-11 Registration Statement with the Securities and Exchange Commission, effective August 29, 1988, which covered the offering (the "Public Offering") of the Partnership's beneficial assignee certificates ("BACs") representing assignments of units of the beneficial interest of the limited partnership interest of the assignor limited partner. The Partnership registered 10,000,000 BACs at $10 per BAC for sale to the public in six series. Offers and sales of BACs in Series 1 through Series 6 of the Partnership were completed and the last of the BACs in Series 6 were issued by the Partnership on September 29, 1989. The Partnership sold 1,299,900 of Series 1 BACs, 830,300 of Series 2 BACs, 2,882,200 of Series 3 BACs, 2,995,300 of Series 4 BACs, 489,900 of Series 5 BACs and 1,303,000 of Series 6 BACs. As of June 30, 2013 1,296,900 of Series 1 BACs, 829,800 of Series 2 BACs, 2,859,200 of Series 3 BACs, 2,989,300 of Series 4 BACs, 489,900 of Series 5 BACs and 1,303,000 of Series 6 BACs, respectively, are outstanding. The Partnership is no longer offering and does not intend to offer any additional BACs.

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2013
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of June 30, 2013 and for the three months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Partnership in acquiring the investments in Operating Partnerships are capitalized to the investment account. The Partnership's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has entered into several transactions with various affiliates of the general partner of the Partnership, including Boston Capital Holdings LP, Boston Capital Partners, Inc. and Boston Capital Asset Management Limited Partnership.

Accounts payable - affiliates at June 30, 2013 and 2012 represents accrued general and administrative expenses, accrued partnership management fees, and advances from an affiliate of the general partner of the Partnership, which are payable to Boston Capital Holdings LP and Boston Capital Asset Management Limited Partnership.

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2013
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

An annual partnership management fee based on .375 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. Since reporting fees collected by the series were added to reserves and not paid to Boston Capital Asset Management Limited Partnership, the amounts accrued are not net of reporting fees received. The partnership management fees accrued for the quarters ended June 30, 2013 and 2012 are as follows:
	2013	2012
Series 1	$ -	$ -
Series 2	-	-
Series 3	7,230	7,935
Series 4	-	-
Series 5	-	-
Series 6	-	-
	$ 7,230	$ 7,935

The partnership management fees paid for the quarters ended June 30, 2013 and 2012 are as follows:
	2013	2012
Series 1	$ -	$ -
Series 2	-	-
Series 3	-	-
Series 4	-	-
Series 5	-	-
Series 6	-	-
	$ -	$ -

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2013
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At June 30, 2013 and 2012, the Partnership had limited partnership interests in 6 and 7 Operating Partnerships, respectively, which own operating apartment complexes as follows:

Series	2013	2012
1	-	-
2	-	-
3	6	7
4	-	-
5	-	-
6	-	-
	6	7

Under the terms of the Partnership's investment in each Operating Partnership, the Partnership was required to make capital contributions to the Operating Partnerships. These contributions were payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. At June 30, 2013 and 2012, all capital contributions had been paid.

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2013
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (CONTINUED)

During the three months ended June 30, 2013 and 2012 the Partnership did not dispose of any Operating Partnerships.

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

The Partnership's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the three months ended March 31, 2013.

The combined condensed unaudited summarized statements of operations of the Operating Partnerships for the three months ended March 31, 2013 and 2012 are as follows:

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2013
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months ended March 31,
(Unaudited)

	2013	2012

Revenues
Rental	$ 297,259	$ 351,073
Interest and other	5,792	12,509

	303,051	363,582

Expenses
Interest	29,616	30,167
Depreciation and amortization	70,083	78,181
Operating expenses	249,614	308,931
	349,313	417,279

NET LOSS	$ (46,262)	$ (53,697)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (45,799)	$ (53,160)

Net loss allocated to other Partners	$ (463)	$ (537)

* Amounts include $45,799 and $53,160 for 2013 and 2012, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2013
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months ended March 31,
(Unaudited)

Series 1

	2013	2012

Revenues
Rental	$ -	$ -
Interest and other	-	-

	-	-

Expenses
Interest	-	-
Depreciation and amortization	-	-
Operating expenses	-	-
	-	-

NET LOSS	$ -	$ -

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ -	$ -

Net loss allocated to other Partners	$ -	$ -

* Amounts include $0, for both 2013 and 2012, of loss not recognized under the equity method of accounting.

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
June 30, 2013
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months ended March 31,
(Unaudited)

Series 2

	2013	2012

Revenues
Rental	$ -	$ -
Interest and other	-	-

	-	-

Expenses
Interest	-	-
Depreciation and amortization	-	-
Operating expenses	-	-
	-	-

NET LOSS	$ -	$ -

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ -	$ -

Net loss allocated to other Partners	$ -	$ -

* Amounts include $0, for both 2013 and 2012, of loss not recognized under the equity method of accounting.

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
June 30, 2013
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months ended March 31,
(Unaudited)

Series 3
	2013	2012

Revenues
Rental	$ 297,259	$ 351,073
Interest and other	5,792	12,509

	303,051	363,582

Expenses
Interest	29,616	30,167
Depreciation and amortization	70,083	78,181
Operating expenses	249,614	308,931
	349,313	417,279

NET LOSS	$ (46,262)	$ (53,697)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (45,799)	$ (53,160)

Net loss allocated to other partners	$ (463)	$ (537)

* Amounts include $45,799 and $53,160 for 2013 and 2012, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2013
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months ended March 31,
(Unaudited)

Series 4

	2013	2012

Revenues
Rental	$ -	$ -
Interest and other	-	-

	-	-

Expenses
Interest	-	-
Depreciation and amortization	-	-
Operating expenses	-	-
	-	-

NET LOSS	$ -	$ -

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ -	$ -

Net loss allocated to other Partners	$ -	$ -

* Amounts include $0, for both 2013 and 2012, of loss not recognized under the equity method of accounting.

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
June 30, 2013
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months ended March 31,
(Unaudited)

Series 5
	2013	2012

Revenues
Rental	$ -	$ -
Interest and other	-	-

	-	-

Expenses
Interest	-	-
Depreciation and amortization	-	-
Operating expenses	-	-
	-	-

NET LOSS	$ -	$ -

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ -	$ -

Net loss allocated to other Partners	$ -	$ -

* Amounts include $0, for both 2013 and 2012, of loss not recognized under the equity method of accounting.

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
June 30, 2013
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months ended March 31,
(Unaudited)

Series 6
	2013	2012

Revenues
Rental	$ -	$ -
Interest and other	-	-

	-	-

Expenses
Interest	-	-
Depreciation and amortization	-	-
Operating expenses	-	-
	-	-

NET LOSS	$ -	$ -

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ -	$ -

Net loss allocated to other Partners	$ -	$ -

*Amounts include $0, for both 2013 and 2012, of loss not recognized under the equity method of accounting.

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

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

June 30, 2013
(Unaudited)

NOTE E - TAXABLE LOSS

The Partnership's taxable loss for the calendar year ended December 31, 2013 is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods.

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

June 30, 2013
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

A special allocation of net loss between the assignees and general partner has been made due to the liquidation of assets and the wind up of the business of certain series.

For additional information regarding the sale of Partnership assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations " in our Annual Report on Form 10-K.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including our intentions, hopes, beliefs, expectations, strategies and predictions of our future activities, or other future events or conditions. These condensed statements are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created by these acts. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, for example, the factors identified in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2013. Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

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

The Partnership is currently accruing the annual partnership management fee. Partnership management fees accrued during the quarter ended June 30, 2013 were $7,230 and total partnership management fees accrued as of June 30, 2013 were $2,428,667. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Partnership receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. During the quarter ended June 30, 2013 none of the accrued partnership management fees were paid. The Partnership's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Partnership. The Partnership is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Partnership.

As of June 30, 2013, an affiliate of the general partner of the Partnership advanced a total of $473,634 to the Partnership to pay various operating expenses of the Partnership, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. Below is a summary, by series, of the total advances made to date.
	Three Months Ended	Total
Series 3	$ -	$473,634
	$ -	$473,634

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships. During the three months ended June 30, 2013, there were no payments paid to the affiliates of the general partner.

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

As of June 30, 2013, the Partnership had $192,541 remaining in cash and cash equivalents. Below is a table which provides, by series, the equity raised, number of BACs sold, final date BACs were offered, number of properties held at June 30, 2013, and cash and cash equivalents.

Series	Equity	BACs	Final Close Date	Number of Properties	Proceeds Remaining
1	$12,999,000	1,299,900	12/18/88	-	$ -
2	8,303,000	830,300	03/30/89	-	-
3	28,822,000	2,882,200	03/14/89	6	192,541
4	29,788,160	2,995,300	07/07/89	-	-
5	4,899,000	489,900	08/22/89	-	-
6	12,935,780	1,303,000	09/29/89	-	-

	$97,746,940	9,800,600		6	$ 192,541

Results of Operations

At June 30, 2013 and 2012, the Partnership held limited partnership interests in 6 and 7 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which initially complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Partnership believes that there is adequate casualty insurance on the properties.

The Partnership incurs an annual partnership management fee to the general partner of the Partnership and/or its affiliates in an amount equal to 0.375% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various partnership management and reporting fees paid by the Operating Partnerships. The partnership management fees incurred and the reporting fees paid by the Operating Partnerships for the three months ended June 30, 2013 are as follows:

	3 Months Gross Management Fee	3 Months Reporting Fee	3 Months Management Fee Net of Reporting Fee
Series 1	$ -	$ -	$ -
Series 2	-	-	-
Series 3	7,230	4,125	3,105
Series 4	-	-	-
Series 5	-	-	-
Series 6	-	-	-
	$ 7,230	$ 4,125	$ 3,105

The Partnership's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested. The Partnership's investments in Operating Partnerships have been made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 1

The series did not have any properties as of June 30, 2013 and 2012. As a result, net loss from Operating Partnerships, which include depreciation and amortization, is $0 for all periods presented.

Series 2

The series did not have any properties as of June 30, 2013 and 2012. As a result, net loss from Operating Partnerships, which include depreciation and amortization, is $0 for all periods presented.

Series 3

As of June 30, 2013 and 2012, the average Qualified Occupancy for the series was 100% and 100%, respectively. The series had a total of six properties at June 30, 2013, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2013 and 2012, Series 3 reflects a net loss from Operating Partnerships of $(46,262) and $(53,697), respectively, which includes depreciation and amortization of $70,083 and $78,181, respectively. This is an interim period estimate and it is not indicative of the final year end results.

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

Series 4

The series did not have any properties as of June 30, 2013 and 2012. As a result, net loss from Operating Partnerships, which include depreciation and amortization, is $0 for all periods presented.

Series 5

The series did not have any properties as of June 30, 2013 and 2012. As a result, net loss from Operating Partnerships, which include depreciation and amortization, is $0 for all periods presented.

Series 6

The series did not have any properties as of June 30, 2013 and 2012. As a result, net loss from Operating Partnerships, which include depreciation and amortization, is $0 for all periods presented.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable
Item 4.	Controls and Procedures

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

There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our Form 10-K for the fiscal year ended March 31, 2013.

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

(a)Exhibits

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

101. The following materials from the Boston Capital Tax Credit Fund Limited Partnership Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the Partnership has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund Limited Partnership

	By:	Boston Capital Associates Limited Partnership, General Partner

	By:	BCA Associates Limited Partnership, General Partner

	By:	C&M Management, Inc., General Partner

Date: August 14, 2013	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of
1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

August 14, 2013	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), C&M Management Inc.; Director, President (Principal Executive Officer) BCTC Assignor Corp.

DATE:	SIGNATURE:	TITLE:

August 14, 2013	/s/ Marc N. Teal Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer), C&M Management Inc; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC Assignor Corp.