Form 10-Q
period 2013-09-30
BOSTON CAPITAL TAX CREDIT FUND LTD PARTNERSHIP
filed 2013-11-14
CIK 835095

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended September 30, 2013

                                             or

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

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2013

TABLE OF CONTENTS
FOR THE QUARTER ENDED SEPTEMBER 30, 2013

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

Condensed Statements of Operations Three Months Series 3 14

Condensed Statements of Operations Three Months Series 4 15

Condensed Statements of Operations Three Months Series 5 16

Condensed Statements of Operations Three Months Series 6 17

CONDENSED Statements of Operations SIX months 18

Condensed Statements of Operations Six Months Series 1 19

Condensed Statements of Operations Six Months Series 2 20

Condensed Statements of Operations Six Months Series 3 21

Condensed Statements of Operations Six Months Series 4 22

Condensed Statements of Operations Six Months Series 5 23

Condensed Statements of Operations Six Months Series 6 24

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

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2013

TABLE OF CONTENTS (CONTINUED)

Notes to CONDENSED Financial Statements 36

Note A Organization 36

Note B Accounting and Financial Reporting Policies 36

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

Note E Taxable Loss 48

Note F Income Taxes 48

Note G Plan of Liquidation 49

Item 2. Management's Discussion and Analysis of Financial Condition and

Results of Operations 50

Liquidity 50

Capital Resources 51

Results of Operations 52

Principal Accounting Policies and Estimates 55

Item 3. Quantitative and Qualitative Disclosures About Market Risk 56

Item 4. Controls and Procedures 56

Part II Other Information 57

Item 1. Legal Proceedings 57

Item 1A. Risk Factors 57

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds 57

Item 3. Defaults Upon Senior Securities 57

Item 4. Mine Safety Disclosures 57

Item 5. Other Information 57

Item 6. Exhibits 57

Signatures 58

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2013	March 31, 2013
ASSETS
Cash and cash equivalents	$ 177,266	$ 197,036

	$ 177,266	$ 197,036

LIABILITIES

Accounts payable affiliates (Note C)	$ 2,908,734	$ 2,895,071
	2,908,734	2,895,071

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 9,800,600 issued and 9,768,100 outstanding	(2,471,336)	(2,438,237)
General Partner	(260,132)	(259,798)
	(2,731,468)	(2,698,035)
	$ 177,266	$ 197,036

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 1

	September 30, 2013	March 31, 2013
ASSETS
Cash and cash equivalents	$ -	$ -

	$ -	$ -

LIABILITIES

Accounts payable affiliates (Note C)	$ -	$ -
	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 1,299,900 issued and 1,296,900 outstanding	-	-
General Partner	-	-
	-	-
	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 2

	September 30, 2013	March 31, 2013
ASSETS
Cash and cash equivalents	$ -	$ -

	$ -	$ -

LIABILITIES

Accounts payable affiliates (Note C)	$ -	$ -
	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 830,300 issued and 829,800 outstanding	-	-
General Partner	-	-
	-	-
	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 3

	September 30, 2013	March 31, 2013
ASSETS
Cash and cash equivalents	$ 177,266	$ 197,036

	$ 177,266	$ 197,036

LIABILITIES

Accounts payable affiliates (Note C)	$ 2,908,734	$ 2,895,071
	2,908,734	2,895,071

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 2,882,200 issued and 2,859,200 outstanding	(2,471,336)	(2,438,237)
General Partner	(260,132)	(259,798)
	(2,731,468)	(2,698,035)
	$ 177,266	$ 197,036

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 4

	September 30, 2013	March 31, 2013
ASSETS
Cash and cash equivalents	$ -	$ -

	$ -	$ -

LIABILITIES

Accounts payable affiliates (Note C)	$ -	$ -
	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 2,995,300 issued and 2,989,300 outstanding	-	-
General Partner	-	-
	-	-
	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 5

	September 30, 2013	March 31, 2013
ASSETS
Cash and cash equivalents	$ -	$ -

	$ -	$ -

LIABILITIES

Accounts payable affiliates (Note C)	$ -	$ -
	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 489,900 issued and outstanding	-	-
General Partner	-	-
	-	-
	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 6

	September 30, 2013	March 31, 2013
ASSETS
Cash and cash equivalents	$ -	$ -

	$ -	$ -

LIABILITIES

Accounts payable affiliates (Note C)	$ -	$ -
	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 1,303,000 issued and outstanding	-	-
General Partner	-	-
	-	-
	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

	2013	2012

Income
Interest income	$ 47	$ 51
Miscellaneous income	41	-
	88	51

Expenses
Professional fees	11,955	16,927
Partnership management fees, net (Note C)	5,883	5,235
General and administrative fees	3,956	3,803
	21,794	25,965

NET LOSS	$ (21,706)	$ (25,914)

Net loss allocated to assignees	$ (21,489)	$ (25,655)

Net loss allocated to general partner	$ (217)	$ (259)

Net loss per BAC	$ (.00)	$ (.00)

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

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 3

2013		2012

Income
Interest income	$ 47	$ 51
Miscellaneous income	41	-
	88	51

Expenses
Professional fees	11,955	16,927
Partnership management fees, net (Note C)	5,883	5,235
General and administrative expenses	3,956	3,803
	21,794	25,965

NET LOSS	$ (21,706)	$ (25,914)

Net loss allocated to assignees	$ (21,489)	$ (25,655)

Net loss allocated to general partner	$ (217)	$ (259)

Net loss per BAC	$ (.00)	$ (.01)

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

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

	2013	2012

Income
Interest income	$ 94	$ 106
Miscellaneous income	93	52
	187	158

Expenses
Professional fees	15,765	16,927
Partnership management fees, net (Note C)	8,988	10,995
General and administrative fees	8,867	7,763
	33,620	35,685

NET LOSS	$ (33,433)	$ (35,527)

Net loss allocated to assignees	$ (33,099)	$ (35,172)

Net loss allocated to general partner	$ (334)	$ (355)

Net loss per BAC	$ (.00)	$ (.00)

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

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 3

2013		2012

Income
Interest income	$ 94	$ 106
Miscellaneous income	93	52
	187	158

Expenses
Professional fees	15,765	16,927
Partnership management fees, net (Note C)	8,988	10,995
General and administrative expenses	8,867	7,763
	33,620	35,685

NET LOSS	$ (33,433)	$ (35,527)

Net loss allocated to assignees	$ (33,099)	$ (35,172)

Net loss allocated to general partner	$ (334)	$ (355)

Net loss per BAC	$ (.00)	$ (.01)

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

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2013

(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2013	$(2,438,237)	$ (259,798)	$(2,698,035)

Net loss	(33,099)	(334)	(33,433)

Partners' capital (deficit), September 30, 2013	$(2,471,336)	$ (260,132)	$(2,731,468)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2013

(Unaudited)

	Assignees	General Partner	Total
Series 1
Partners' capital (deficit) April 1, 2013	$ -	$ -	$ -

Net loss	-	-	-

Partners' capital (deficit), September 30, 2013	$ -	$ -	$ -

Series 2
Partners' capital (deficit) April 1, 2013	$ -	$ -	$ -

Net loss	-	-	-

Partners' capital (deficit), September 30, 2013	$ -	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2013

(Unaudited)

	Assignees	General Partner	Total
Series 3
Partners' capital (deficit) April 1, 2013	$(2,438,237)	$ (259,798)	$(2,698,035)

Net loss	(33,099)	(334)	(33,433)

Partners' capital (deficit), September 30, 2013	$(2,471,336)	$ (260,132)	$(2,731,468)

Series 4
Partners' capital (deficit) April 1, 2013	$ -	$ -	$ -

Net loss	-	-	-

Partners' capital (deficit), September 30, 2013	$ -	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2013

(Unaudited)

	Assignees	General Partner	Total
Series 5
Partners' capital (deficit) April 1, 2013	$ -	$ -	$ -

Net loss	-	-	-

Partners' capital (deficit), September 30, 2013	$ -	$ -	$ -

Series 6
Partners' capital (deficit) April 1, 2013	$ -	$ -	$ -

Net loss	-	-	-

Partners' capital (deficit), September 30, 2013	$ -	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

	2013	2012
Cash flows from operating activities:

Net loss	$ (33,433)	$ (35,527)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in assets and liabilities
Increase in accounts payable affiliates	13,663	15,870

Net cash used in operating activities	(19,770)	(19,657)

DECREASE IN CASH AND CASH EQUIVALENTS	(19,770)	(19,657)

Cash and cash equivalents, beginning	197,036	219,878

Cash and cash equivalents, ending	$ 177,266	$ 200,221

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

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 3

	2013	2012

Cash flows from operating activities:

Net loss	$ (33,433)	$ (35,527)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in assets and liabilities
Increase in accounts payable affiliates	13,663	15,870

Net cash used in operating activities	(19,770)	(19,657)

DECREASE IN CASH AND CASH EQUIVALENTS	(19,770)	(19,657)

Cash and cash equivalents, beginning	197,036	219,878

Cash and cash equivalents, ending	$ 177,266	$ 200,221

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
September 30, 2013

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
September 30, 2013
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of September 30, 2013 and for the six months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Partnership in acquiring the investments in Operating Partnerships are capitalized to the investment account. The Partnership's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has entered into several transactions with various affiliates of the general partner of the Partnership, including Boston Capital Holdings LP, Boston Capital Partners, Inc. and Boston Capital Asset Management Limited Partnership.

Accounts payable - affiliates at September 30, 2013 and 2012 represents accrued general and administrative expenses, accrued partnership management fees, and advances from an affiliate of the general partner of the Partnership, which are payable to Boston Capital Holdings LP and Boston Capital Asset Management Limited Partnership.

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2013
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

An annual partnership management fee based on .375 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. Since reporting fees collected by the series were added to reserves and not paid to Boston Capital Asset Management Limited Partnership, the amounts accrued are not net of reporting fees received. The partnership management fees accrued for the three months ended September 30, 2013 and 2012 are as follows:
	2013	2012
Series 1	$ -	$ -
Series 2	-	-
Series 3	6,433	7,935
Series 4	-	-
Series 5	-	-
Series 6	-	-
	$ 6,433	$ 7,935

The partnership management fees paid for the three months ended September 30, 2013 and 2012 are as follows:
	2013	2012
Series 1	$ -	$ -
Series 2	-	-
Series 3	-	-
Series 4	-	-
Series 5	-	-
Series 6	-	-
	$ -	$ -

The partnership management fees paid for the six months ended September 30, 2013 and 2012 are as follows:
	2013	2012
Series 1	$ -	$ -
Series 2	-	-
Series 3	-	-
Series 4	-	-
Series 5	-	-
Series 6	-	-
	$ -	$ -

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2013
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At September 30, 2013 and 2012, the Partnership had limited partnership interests in 3 and 7 Operating Partnerships, respectively, which own operating apartment complexes as follows:

Series	2013	2012
1	-	-
2	-	-
3	3	7
4	-	-
5	-	-
6	-	-
	3	7

Under the terms of the Partnership's investment in each Operating Partnership, the Partnership was required to make capital contributions to the Operating Partnerships. These contributions were payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. At September 30, 2013 and 2012, all capital contributions had been paid.

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2013
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (CONTINUED)

During the six months ended September 30, 2013 the Partnership disposed of three Operating Partnerships. A summary of the dispositions by Series for September 30, 2013 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Partnership Proceeds from Disposition	Gain/(Loss) on Disposition
Series 1	-	-	$-	$-
Series 2	-	-	-	-
Series 3	3	-	-	-
Series 4	-	-	-	-
Series 5	-	-	-	-
Series 6	-	-	-	-
Total	3	-	$-	$-

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

The Partnership's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the six months ended June 30, 2013.

The combined condensed unaudited summarized statements of operations of the Operating Partnerships for the six months ended June 30, 2013 and 2012 are as follows:

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2013
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months ended June 30,
(Unaudited)

	2013	2012

Revenues
Rental	$ 433,386	$ 652,776
Interest and other	7,560	22,542

	440,946	675,318

Expenses
Interest	43,710	63,067
Depreciation and amortization	103,314	156,328
Operating expenses	348,222	567,549
	495,246	786,944

NET LOSS	$ (54,300)	$(111,626)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (53,757)	$(110,510)

Net loss allocated to other Partners	$ (543)	$ (1,116)

* Amounts include $53,757 and $110,510 for 2013 and 2012, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2013
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
September 30, 2013
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
September 30, 2013
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months ended June 30,
(Unaudited)

Series 3
	2013	2012

Revenues
Rental	$ 433,386	$ 652,776
Interest and other	7,560	22,542

	440,946	675,318

Expenses
Interest	43,710	63,067
Depreciation and amortization	103,314	156,328
Operating expenses	348,222	567,549
	495,246	786,944

NET LOSS	$ (54,300)	$(111,626)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (53,757)	$(110,510)

Net loss allocated to other partners	$ (543)	$ (1,116)

* Amounts include $53,757 and $110,510 for 2013 and 2012, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2013
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
September 30, 2013
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
September 30, 2013
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

September 30, 2013
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

September 30, 2013
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

Since the approval of the Plan by the BAC holders, we have continued to seek to sell the assets of the Partnership and use the sales proceeds and/or other Partnership funds to pay all expenses in connection with such sales, pay or make provision for payment of all Partnership obligations and liabilities, including accrued fees and unpaid loans to the General Partner, and distribute the remaining assets as set forth in the Partnership Agreement. We expected to complete the sale of the apartment complexes approximately three to four years after the BAC holders' approval of the Plan, which was April 27, 2007. However, the liquidation has taken longer than expected and the final liquidating distribution will occur months after all of the apartment complexes have been sold. As liquidation is not imminent, the Partnership will continue to report as a going concern.

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

The Partnership is currently accruing the annual partnership management fee. Partnership management fees accrued during the quarter ended September 30, 2013 were $6,433 and total partnership management fees accrued as of September 30, 2013 were $2,435,100. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Partnership receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. During the quarter ended September 30, 2013 none of the accrued partnership management fees were paid. The Partnership's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Partnership. The Partnership is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Partnership.

As of September 30, 2013, an affiliate of the general partner of the Partnership advanced a total of $473,634 to the Partnership to pay various operating expenses of the Partnership, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. Below is a summary, by series, of the total advances made to date.
	Six Months Ended	Total
Series 3	$ -	$473,634
	$ -	$473,634

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships. During the six months ended September 30, 2013, there were no payments paid to the affiliates of the general partner.

Capital Resources

The Partnership offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on August 29, 1988. The Partnership received and accepted subscriptions for $97,746,940 representing 9,800,600 BACs from investors admitted as BAC Holders in Series 1 through Series 6 of the Partnership. Offers and sales of BACs in Series 1 through Series 6 of the Partnership were completed and the last of the BACs in Series 6 were issued by the Partnership on September 29, 1989. At September 30, 2013 and 2012, the Partnership had limited partnership equity interests in 3 and 7 Operating Partnerships, respectively.

As of September 30, 2013, the Partnership had $177,266 remaining in cash and cash equivalents. Below is a table which provides, by series, the equity raised, number of BACs sold, final date BACs were offered, number of properties held at September 30, 2013, and cash and cash equivalents.

Series	Equity	BACs	Final Close Date	Number of Properties	Proceeds Remaining
1	$12,999,000	1,299,900	12/18/88	-	$ -
2	8,303,000	830,300	03/30/89	-	-
3	28,822,000	2,882,200	03/14/89	3	177,266
4	29,788,160	2,995,300	07/07/89	-	-
5	4,899,000	489,900	08/22/89	-	-
6	12,935,780	1,303,000	09/29/89	-	-

	$97,746,940	9,800,600		3	$ 177,266

Results of Operations

At September 30, 2013 and 2012, the Partnership held limited partnership interests in 3 and 7 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which initially complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Partnership believes that there is adequate casualty insurance on the properties.

The Partnership incurs an annual partnership management fee to the general partner of the Partnership and/or its affiliates in an amount equal to 0.375% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various partnership management and reporting fees paid by the Operating Partnerships. The partnership management fees incurred and the reporting fees paid by the Operating Partnerships for the three and six months ended September 30, 2013 are as follows:

	3 Months Gross Management Fee	3 Months Reporting Fee	3 Months Management Fee Net of Reporting Fee
Series 1	$ -	$ -	$ -
Series 2	-	-	-
Series 3	6,433	550	5,883
Series 4	-	-	-
Series 5	-	-	-
Series 6	-	-	-
	$ 6,433	$ 550	$ 5,883
	6 Months Gross Management Fee	6 Months Reporting Fee	6 Months Management Fee Net of Reporting Fee
Series 1	$ -	$ -	$ -
Series 2	-	-	-
Series 3	13,663	4,675	8,988
Series 4	-	-	-
Series 5	-	-	-
Series 6	-	-	-
	$ 13,663	$ 4,675	$ 8,988

The Partnership's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested. The Partnership's investments in Operating Partnerships have been made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 1

The series did not have any properties as of September 30, 2013 and 2012. As a result, net loss from Operating Partnerships, which include depreciation and amortization, is $0 for all periods presented.

Series 2

The series did not have any properties as of September 30, 2013 and 2012. As a result, net loss from Operating Partnerships, which include depreciation and amortization, is $0 for all periods presented.

Series 3

As of September 30, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of three properties at September 30, 2013, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2013 and 2012, Series 3 reflects a net loss from Operating Partnerships of $(54,300) and $(111,626), respectively, which includes depreciation and amortization of $103,314 and $156,328, respectively. This is an interim period estimate and it is not indicative of the final year end results.

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

In September 2013, the investment general partner transferred its interest in Cruz Bay Apartments Company to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,388,526 and no cash proceeds to the investment partnership. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within 36 years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest in the property. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain or loss on the transfer of the Operating Partnership has been recorded as of September 30, 2013.

In August 2013, the investment general partner transferred its interest in Lake North Apartments II, LP to a third party buyer for its assumption of the outstanding mortgage balance of approximately $954,489 and no cash proceeds to the investment partnership. In addition, the investment general partner on behalf of the investment partnership entered into a RRN with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within 25 years from the initial transfer date, there would be a residual payment of 50% of any distributable proceeds due to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest in the property. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain or loss on the transfer of the Operating Partnership has been recorded as of September 30, 2013.

In August 2013, the investment general partner transferred its interest in Sun Village Apartments, LP to a third party buyer for its assumption of the outstanding mortgage balance of approximately $952,362 and no cash proceeds to the investment partnership. In addition, the investment general partner on behalf of the investment partnership entered into a RRN with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within 25 years from the initial transfer date, there would be a residual payment of 50% of any distributable proceeds due to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest in the property. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain or loss on the transfer of the Operating Partnership has been recorded as of September 30, 2013.

Series 4

The series did not have any properties as of September 30, 2013 and 2012. As a result, net loss from Operating Partnerships, which include depreciation and amortization, is $0 for all periods presented.

Series 5

The series did not have any properties as of September 30, 2013 and 2012. As a result, net loss from Operating Partnerships, which include depreciation and amortization, is $0 for all periods presented.

Series 6

The series did not have any properties as of September 30, 2013 and 2012. As a result, net loss from Operating Partnerships, which include depreciation and amortization, is $0 for all periods presented.

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

There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

(a)Exhibits

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

101. The following materials from the Boston Capital Tax Credit Fund Limited Partnership Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the Partnership has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund Limited Partnership

	By:	Boston Capital Associates Limited Partnership, General Partner

	By:	BCA Associates Limited Partnership, General Partner

	By:	C&M Management, Inc., General Partner

Date: November 14, 2013	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of
1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

November 14, 2013	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), C&M Management Inc.; Director, President (Principal Executive Officer) BCTC Assignor Corp.

DATE:	SIGNATURE:	TITLE:

November 14, 2013	/s/ Marc N. Teal Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer), C&M Management Inc; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC Assignor Corp.