Form 10-Q
period 2013-12-31
BOSTON CAPITAL TAX CREDIT FUND LTD PARTNERSHIP
filed 2014-02-14
CIK 835095

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended December 31, 2013

                                             or

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
FOR THE QUARTER ENDED DECEMBER 31, 2013

TABLE OF CONTENTS
FOR THE QUARTER ENDED DECEMBER 31, 2013

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
FOR THE QUARTER ENDED DECEMBER 31, 2013

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

Note E Taxable Loss 48

Note F Income Taxes 48

Note G Plan of Liquidation 49

Item 2. Management's Discussion and Analysis of Financial Condition and

Results of Operations 50

Liquidity 50

Capital Resources 51

Results of Operations 52

Principal Accounting Policies and Estimates 56

Item 3. Quantitative and Qualitative Disclosures About Market Risk 57

Item 4. Controls and Procedures 57

Part II Other Information 58

Item 1. Legal Proceedings 58

Item 1A. Risk Factors 58

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds 58

Item 3. Defaults Upon Senior Securities 58

Item 4. Mine Safety Disclosures 58

Item 5. Other Information 58

Item 6. Exhibits 58

Signatures 59

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

	December 31, 2013	March 31, 2013
ASSETS
Cash and cash equivalents	$ 200,175	$ 197,036

	$ 200,175	$ 197,036

LIABILITIES

Accounts payable	$ 5,000	$ -
Accounts payable affiliates (Note C)	2,600,276	2,895,071
	2,605,276	2,895,071

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 9,800,600 issued and 9,762,900 and 9,768,100 outstanding as of December 31, 2013 and March 31, 2013, respectively.	(2,148,232)	(2,438,237)
General Partner	(256,869)	(259,798)
	(2,405,101)	(2,698,035)
	$ 200,175	$ 197,036

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 1

	December 31, 2013	March 31, 2013
ASSETS
Cash and cash equivalents	$ -	$ -

	$ -	$ -

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	-	-
	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 1,299,900 issued and 1,296,900 outstanding as of December 31, 2013 and March 31, 2013.	-	-
General Partner	-	-
	-	-
	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 2

	December 31, 2013	March 31, 2013
ASSETS
Cash and cash equivalents	$ -	$ -

	$ -	$ -

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	-	-
	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 830,300 issued and 829,800 outstanding as of December 31, 2013 and March 31, 2013.	-	-
General Partner	-	-
	-	-
	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 3

	December 31, 2013	March 31, 2013
ASSETS
Cash and cash equivalents	$ 200,175	$ 197,036

	$ 200,175	$ 197,036

LIABILITIES

Accounts payable	$ 5,000	$ -
Accounts payable affiliates (Note C)	2,600,276	2,895,071
	2,605,276	2,895,071

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 2,882,200 issued and 2,854,000 and 2,859,200 outstanding as of December 31, 2013 and March 31, 2013, respectively.	(2,148,232)	(2,438,237)
General Partner	(256,869)	(259,798)
	(2,405,101)	(2,698,035)
	$ 200,175	$ 197,036

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 4

	December 31, 2013	March 31, 2013
ASSETS
Cash and cash equivalents	$ -	$ -

	$ -	$ -

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	-	-
	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 2,995,300 issued and 2,989,300 outstanding as of December 31, 2013 and March 31, 2013.	-	-
General Partner	-	-
	-	-
	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 5

	December 31, 2013	March 31, 2013
ASSETS
Cash and cash equivalents	$ -	$ -

	$ -	$ -

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	-	-
	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 489,900 issued and 489,900 outstanding as of December 31, 2013 and March 31, 2013.	-	-
General Partner	-	-
	-	-
	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 6

	December 31, 2013	March 31, 2013
ASSETS
Cash and cash equivalents	$ -	$ -

	$ -	$ -

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	-	-
	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 1,303,000 issued and 1,303,000 outstanding as of December 31, 2013 and March 31, 2013.	-	-
General Partner	-	-
	-	-
	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

	2013	2012

Income
Interest income	$ 83	$ 51
Miscellaneous income	-	-
	83	51

Share of income from Operating Partnerships(Note D)	339,265	-

Expenses
Professional fees	2,125	456
Partnership management fees, net (Note C)	1,955	2,465
General and administrative fees	8,901	6,404
	12,981	9,325

NET INCOME (LOSS)	$ 326,367	$ (9,274)

Net income (loss) allocated to assignees	$ 323,103	$ (9,181)

Net income (loss) allocated to general partner	$ 3,264	$ (93)

Net income (loss) per BAC	$ .03	$ (.00)

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

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 3

2013		2012

Income
Interest income	$ 83	$ 51
Miscellaneous income	-	-
	83	51

Share of income from Operating Partnerships(Note D)	339,265	-

Expenses
Professional fees	2,125	456
Partnership management fees, net (Note C)	1,955	2,465
General and administrative expenses	8,901	6,404
	12,981	9,325

NET INCOME (LOSS)	$ 326,367	$ (9,274)

Net income (loss) allocated to assignees	$ 323,103	$ (9,181)

Net income (loss) allocated to general partner	$ 3,264	$ (93)

Net income (loss) per BAC	$ .11	$ (.00)

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

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

	2013	2012

Income
Interest income	$ 177	$ 157
Miscellaneous income	93	52
	270	209

Share of income from Operating Partnerships(Note D)	339,265	-

Expenses
Professional fees	17,890	17,383
Partnership management fees, net (Note C)	10,943	13,460
General and administrative fees	17,768	14,167
	46,601	45,010

NET INCOME (LOSS)	$ 292,934	$ (44,801)

Net income (loss) allocated to assignees	$ 290,005	$ (44,353)

Net income (loss) allocated to general partner	$ 2,929	$ (448)

Net income (loss) per BAC	$ .03	$ (.00)

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

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 3

2013		2012

Income
Interest income	$ 177	$ 157
Miscellaneous income	93	52
	270	209

Share of income from Operating Partnerships(Note D)	339,265	-

Expenses
Professional fees	17,890	17,383
Partnership management fees, net (Note C)	10,943	13,460
General and administrative expenses	17,768	14,167
	46,601	45,010

NET INCOME (LOSS)	$ 292,934	$ (44,801)

Net income (loss) allocated to assignees	$ 290,005	$ (44,353)

Net income (loss) allocated to general partner	$ 2,929	$ (448)

Net income (loss) per BAC	$ .10	$ (.02)

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

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2013

(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2013	$(2,438,237)	$ (259,798)	$(2,698,035)

Net income	290,005	2,929	292,934

Partners' capital (deficit), December 31, 2013	$(2,148,232)	$ (256,869)	$(2,405,101)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2013

(Unaudited)

	Assignees	General Partner	Total
Series 1
Partners' capital (deficit) April 1, 2013	$ -	$ -	$ -

Net income	-	-	-

Partners' capital (deficit), December 31, 2013	$ -	$ -	$ -

Series 2
Partners' capital (deficit) April 1, 2013	$ -	$ -	$ -

Net income	-	-	-

Partners' capital (deficit), December 31, 2013	$ -	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2013

(Unaudited)

	Assignees	General Partner	Total
Series 3
Partners' capital (deficit) April 1, 2013	$(2,438,237)	$ (259,798)	$(2,698,035)

Net income	290,005	2,929	292,934

Partners' capital (deficit), December 31, 2013	$(2,148,232)	$ (256,869)	$(2,405,101)

Series 4
Partners' capital (deficit) April 1, 2013	$ -	$ -	$ -

Net income	-	-	-

Partners' capital (deficit), December 31, 2013	$ -	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2013

(Unaudited)

	Assignees	General Partner	Total
Series 5
Partners' capital (deficit) April 1, 2013	$ -	$ -	$ -

Net income	-	-	-

Partners' capital (deficit), December 31, 2013	$ -	$ -	$ -

Series 6
Partners' capital (deficit) April 1, 2013	$ -	$ -	$ -

Net income	-	-	-

Partners' capital (deficit), December 31, 2013	$ -	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

	2013	2012
Cash flows from operating activities:

Net Income (loss)	$ 292,934	$ (44,801)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Share of Income from Operating Partnerships	(339,265)	-
Changes in assets and liabilities
Increase in accounts payable	5,000	5,000
(Decrease) Increase in accounts payable affiliates	(294,795)	23,335

Net cash used in operating activities	(336,126)	(16,466)

Cash flows from investing activities:

Proceeds from disposition of operating limited partnerships	339,265	-

Net cash provided by investing activities	339,265	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,139	(16,466)

Cash and cash equivalents, beginning	197,036	219,878

Cash and cash equivalents, ending	$ 200,175	$ 203,412

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 1

	2013	2012
Cash flows from operating activities:

Net Income (loss)	$ -	$ -
Adjustments to reconcile net income (loss) to net cash used in operating activities
Share of Income from Operating Partnerships	-	-
Changes in assets and liabilities
Increase in accounts payable	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash used in operating activities	-	-

Cash flows from investing activities:

Proceeds from disposition of operating limited partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-

Cash and cash equivalents, beginning	-	-

Cash and cash equivalents, ending	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 2

	2013	2012
Cash flows from operating activities:

Net Income (loss)	$ -	$ -
Adjustments to reconcile net income (loss) to net cash used in operating activities
Share of Income from Operating Partnerships	-	-
Changes in assets and liabilities
Increase in accounts payable	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash used in operating activities	-	-

Cash flows from investing activities:

Proceeds from disposition of operating limited partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-

Cash and cash equivalents, beginning	-	-

Cash and cash equivalents, ending	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 3

	2013	2012
Cash flows from operating activities:

Net Income (loss)	$ 292,934	$ (44,801)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Share of Income from Operating Partnerships	(339,265)	-
Changes in assets and liabilities
Increase in accounts payable	5,000	5,000
(Decrease) Increase in accounts payable affiliates	(294,795)	23,335

Net cash used in operating activities	(336,126)	(16,466)

Cash flows from investing activities:

Proceeds from disposition of operating limited partnerships	339,265	-

Net cash provided by investing activities	339,265	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,139	(16,466)

Cash and cash equivalents, beginning	197,036	219,878

Cash and cash equivalents, ending	$ 200,175	$ 203,412

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 4

	2013	2012
Cash flows from operating activities:

Net Income (loss)	$ -	$ -
Adjustments to reconcile net income (loss) to net cash used in operating activities
Share of Income from Operating Partnerships	-	-
Changes in assets and liabilities
Increase in accounts payable	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash used in operating activities	-	-

Cash flows from investing activities:

Proceeds from disposition of operating limited partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-

Cash and cash equivalents, beginning	-	-

Cash and cash equivalents, ending	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 5

	2013	2012
Cash flows from operating activities:

Net Income (loss)	$ -	$ -
Adjustments to reconcile net income (loss) to net cash used in operating activities
Share of Income from Operating Partnerships	-	-
Changes in assets and liabilities
Increase in accounts payable	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash used in operating activities	-	-

Cash flows from investing activities:

Proceeds from disposition of operating limited partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-

Cash and cash equivalents, beginning	-	-

Cash and cash equivalents, ending	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 6

	2013	2012
Cash flows from operating activities:

Net Income (loss)	$ -	$ -
Adjustments to reconcile net income (loss) to net cash used in operating activities
Share of Income from Operating Partnerships	-	-
Changes in assets and liabilities
Increase in accounts payable	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash used in operating activities	-	-

Cash flows from investing activities:

Proceeds from disposition of operating limited partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-

Cash and cash equivalents, beginning	-	-

Cash and cash equivalents, ending	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 2013

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

Pursuant to the Securities Act of 1933, the Partnership filed a Form S-11 Registration Statement with the Securities and Exchange Commission, effective August 29, 1988, which covered the offering (the "Public Offering") of the Partnership's beneficial assignee certificates ("BACs") representing assignments of units of the beneficial interest of the limited partnership interest of the assignor limited partner. The Partnership registered 10,000,000 BACs at $10 per BAC for sale to the public in six series. Offers and sales of BACs in Series 1 through Series 6 of the Partnership were completed and the last of the BACs in Series 6 were issued by the Partnership on September 29, 1989. The Partnership sold 1,299,900 of Series 1 BACs, 830,300 of Series 2 BACs, 2,882,200 of Series 3 BACs, 2,995,300 of Series 4 BACs, 489,900 of Series 5 BACs and 1,303,000 of Series 6 BACs. As of December 31, 2013 1,296,900 of Series 1 BACs, 829,800 of Series 2 BACs, 2,854,000 of Series 3 BACs, 2,989,300 of Series 4 BACs, 489,900 of Series 5 BACs and 1,303,000 of Series 6 BACs, respectively, are outstanding. The Partnership is no longer offering and does not intend to offer any additional BACs.

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2013
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of December 31, 2013 and for the nine months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Partnership in acquiring the investments in Operating Partnerships are capitalized to the investment account. The Partnership's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has entered into several transactions with various affiliates of the general partner of the Partnership, including Boston Capital Holdings LP, Boston Capital Partners, Inc. and Boston Capital Asset Management Limited Partnership.

Accounts payable - affiliates at December 31, 2013 and 2012 represents accrued general and administrative expenses, accrued partnership management fees, and advances from an affiliate of the general partner of the Partnership, which are payable to Boston Capital Holdings LP and Boston Capital Asset Management Limited Partnership.

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2013
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

An annual partnership management fee based on .375 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. Since reporting fees collected by the series were added to reserves and not paid to Boston Capital Asset Management Limited Partnership, the amounts accrued are not net of reporting fees received. The partnership management fees accrued for the three months ended December 31, 2013 and 2012 are as follows:
	2013	2012
Series 1	$ -	$ -
Series 2	-	-
Series 3	3,180	7,465
Series 4	-	-
Series 5	-	-
Series 6	-	-
	$ 3,180	$ 7,465

The partnership management fees paid for the three months ended December 31, 2013 and 2012 are as follows:
	2013	2012
Series 1	$ -	$ -
Series 2	-	-
Series 3	311,638	-
Series 4	-	-
Series 5	-	-
Series 6	-	-
	$ 311,638	$ -

The partnership management fees paid for the nine months ended December 31, 2013 and 2012 are as follows:
	2013	2012
Series 1	$ -	$ -
Series 2	-	-
Series 3	311,638	-
Series 4	-	-
Series 5	-	-
Series 6	-	-
	$ 311,638	$ -

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At December 31, 2013 and 2012, the Partnership had limited partnership interests in 1 and 6 Operating Partnerships, respectively, which own operating apartment complexes as follows:

Series	2013	2012
1	-	-
2	-	-
3	1	6
4	-	-
5	-	-
6	-	-
	1	6

Under the terms of the Partnership's investment in each Operating Partnership, the Partnership was required to make capital contributions to the Operating Partnerships. These contributions were payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. At December 31, 2013 and 2012, all capital contributions had been paid.

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (CONTINUED)

During the nine months ended December 31, 2013 the Partnership disposed of five Operating Partnerships. A summary of the dispositions by Series for December 31, 2013 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Partnership Proceeds from Disposition	Gain on Disposition
Series 1	-	-	$-	$-
Series 2	-	-	-	-
Series 3	5	-	339,265	339,265
Series 4	-	-	-	-
Series 5	-	-	-	-
Series 6	-	-	-	-
Total	5	-	$339,265	$339,265

During the nine months ended December 31, 2012 the Partnership disposed of one Operating Partnership. A summary of the dispositions by Series for December 31, 2012 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Partnership Proceeds from Disposition	Gain on Disposition
Series 1	-	-	$-	$-
Series 2	-	-	-	-
Series 3	1	-	-	-
Series 4	-	-	-	-
Series 5	-	-	-	-
Series 6	-	-	-	-
Total	1	-	$-	$-

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

The Partnership's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the nine months ended September 30, 2013.

The combined condensed unaudited summarized statements of operations of the Operating Partnerships for the nine months ended September 30, 2013 and 2012 are as follows:

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months ended September 30,
(Unaudited)

	2013	2012

Revenues
Rental	$ 491,775	$ 950,138
Interest and other	8,888	31,740

	500,663	981,878

Expenses
Interest	48,969	93,054
Depreciation and amortization	121,005	223,897
Operating expenses	390,922	808,608
	560,896	1,125,559

NET LOSS	$ (60,233)	$ (143,681)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (59,631)	$ (142,244)

Net loss allocated to other Partners	$ (602)	$ (1,437)

* Amounts include $59,631 and $142,244 for 2013 and 2012, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2013
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
December 31, 2013
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
December 31, 2013
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months ended September 30,
(Unaudited)

Series 3
	2013	2012

Revenues
Rental	$ 491,775	$ 950,138
Interest and other	8,888	31,740

	500,663	981,878

Expenses
Interest	48,969	93,054
Depreciation and amortization	121,005	223,897
Operating expenses	390,922	808,608
	560,896	1,125,559

NET LOSS	$ (60,233)	$ (143,681)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (59,631)	$ (142,244)

Net loss allocated to other partners	$ (602)	$ (1,437)

* Amounts include $59,631 and $142,244 for 2013 and 2012, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2013
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
December 31, 2013
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
December 31, 2013
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

December 31, 2013
(Unaudited)

NOTE E - TAXABLE LOSS

The Partnership's taxable loss for the calendar year ended December 31, 2013 is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods.

NOTE F - INCOME TAXES

The Partnership has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Partnership's federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity. The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions, which must be considered for disclosure. Income tax returns filed by the Partnership are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2010 remain open.

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

December 31, 2013
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

The Partnership is currently accruing the annual partnership management fee. Partnership management fees accrued during the quarter ended December 31, 2013 were $3,180 and total partnership management fees accrued as of December 31, 2013 were $2,126,642. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Partnership receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. During the quarter ended December 31, 2013 $311,638 of the accrued partnership management fees were paid. The Partnership's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Partnership. The Partnership is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Partnership.

As of December 31, 2013, an affiliate of the general partner of the Partnership advanced a total of $473,634 to the Partnership to pay various operating expenses of the Partnership, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. Below is a summary, by series, of the total advances made to date.
	Nine Months Ended	Total
Series 3	$ -	$473,634
	$ -	$473,634

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships. During the nine months ended December 31, 2013, there were no payments paid to the affiliates of the general partner.

Capital Resources

The Partnership offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on August 29, 1988. The Partnership received and accepted subscriptions for $97,746,940 representing 9,800,600 BACs from investors admitted as BAC Holders in Series 1 through Series 6 of the Partnership. Offers and sales of BACs in Series 1 through Series 6 of the Partnership were completed and the last of the BACs in Series 6 were issued by the Partnership on September 29, 1989. At December 31, 2013 and 2012, the Partnership had limited partnership equity interests in 1 and 6 Operating Partnerships, respectively.

As of December 31, 2013, the Partnership had $200,175 remaining in cash and cash equivalents. Below is a table which provides, by series, the equity raised, number of BACs sold, final date BACs were offered, number of properties held at December 31, 2013, and cash and cash equivalents.

Series	Equity	BACs	Final Close Date	Number of Properties	Proceeds Remaining
1	$12,999,000	1,299,900	12/18/88	-	$ -
2	8,303,000	830,300	03/30/89	-	-
3	28,822,000	2,882,200	03/14/89	1	200,175
4	29,788,160	2,995,300	07/07/89	-	-
5	4,899,000	489,900	08/22/89	-	-
6	12,935,780	1,303,000	09/29/89	-	-

	$97,746,940	9,800,600		1	$ 200,175

Results of Operations

At December 31, 2013 and 2012, the Partnership held limited partnership interests in 1 and 6 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which initially complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Partnership believes that there is adequate casualty insurance on the properties.

The Partnership incurs an annual partnership management fee to the general partner of the Partnership and/or its affiliates in an amount equal to 0.375% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various partnership management and reporting fees paid by the Operating Partnerships. The partnership management fees incurred and the reporting fees paid by the Operating Partnerships for the three and nine months ended December 31, 2013 are as follows:

	3 Months Gross Management Fee	3 Months Reporting Fee	3 Months Management Fee Net of Reporting Fee
Series 1	$ -	$ -	$ -
Series 2	-	-	-
Series 3	3,180	1,225	1,955
Series 4	-	-	-
Series 5	-	-	-
Series 6	-	-	-
	$ 3,180	$ 1,225	$ 1,955
	9 Months Gross Management Fee	9 Months Reporting Fee	9 Months Management Fee Net of Reporting Fee
Series 1	$ -	$ -	$ -
Series 2	-	-	-
Series 3	16,843	5,900	10,943
Series 4	-	-	-
Series 5	-	-	-
Series 6	-	-	-
	$ 16,843	$ 5,900	$ 10,943

The Partnership's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested. The Partnership's investments in Operating Partnerships have been made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 1

The series did not have any properties as of December 31, 2013 and 2012. As a result, net loss from Operating Partnerships, which include depreciation and amortization, is $0 for all periods presented.

Series 2

The series did not have any properties as of December 31, 2013 and 2012. As a result, net loss from Operating Partnerships, which include depreciation and amortization, is $0 for all periods presented.

Series 3

As of December 31, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had one property at December 31, 2013, which was at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2013 and 2012, Series 3 reflects a net loss from Operating Partnerships of $(60,233) and $(143,681), respectively, which includes depreciation and amortization of $121,005 and $223,897, respectively. This is an interim period estimate and it is not indicative of the final year end results.

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

In September 2013, the investment general partner transferred its interest in Cruz Bay Apartments Company to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,388,526 and no cash proceeds to the investment partnership. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within 36 years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest in the property. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain or loss on the transfer of the Operating Partnership has been recorded as of September 30, 2013. In December 2013, additional sale proceeds of $311,638 were received and returned to the cash reserves held by Series 3.

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

In December 2013, the investment general partner transferred its interest in Maplewood Apartments, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $698,227 and cash proceeds to the investment partnership of $21,148. Of the total proceeds received, $550 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $2,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $18,098 were returned to cash reserves held by Series 3. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $18,098 as of December 31, 2013.

In December 2013, the investment general partner transferred its interest in Oak Crest Manor II, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $838,854 and cash proceeds to the investment partnership of $12,704. Of the total proceeds received, $675 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $2,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $9,529 were returned to cash reserves held by Series 3.The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $9,529 as of December 31, 2013.

Series 4

The series did not have any properties as of December 31, 2013 and 2012. As a result, net loss from Operating Partnerships, which include depreciation and amortization, is $0 for all periods presented.

Series 5

The series did not have any properties as of December 31, 2013 and 2012. As a result, net loss from Operating Partnerships, which include depreciation and amortization, is $0 for all periods presented.

Series 6

The series did not have any properties as of December 31, 2013 and 2012. As a result, net loss from Operating Partnerships, which include depreciation and amortization, is $0 for all periods presented.

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

There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

(a)Exhibits

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

101. The following materials from the Boston Capital Tax Credit Fund Limited Partnership Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the Partnership has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund Limited Partnership

	By:	Boston Capital Associates Limited Partnership, General Partner

	By:	BCA Associates Limited Partnership, General Partner

	By:	C&M Management, Inc., General Partner

Date: February 14, 2014	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of
1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

February 14, 2014	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), C&M Management Inc.; Director, President (Principal Executive Officer) BCTC Assignor Corp.

DATE:	SIGNATURE:	TITLE:

February 14, 2014	/s/ Marc N. Teal Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer), C&M Management Inc; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC Assignor Corp.