Form 10-K
period 2014-03-31
BOSTON CAPITAL TAX CREDIT FUND LTD PARTNERSHIP
filed 2014-06-20
CIK 835095

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934.

For the fiscal year ended March 31, 2014 or

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

FOR THE YEAR ENDED MARCH 31, 2014

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

At March 31, 2014, the Partnership had a limited partnership equity interest in one operating partnership which owns an operating apartment complex, which is in Series 3. A description of this Operating Partnership is set forth in Item 2 herein.

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

Based on the most recent estimates, the remaining property in Series 3 is expected to be disposed of by September 30, 2014.  However, due to numerous uncertainties, there is no guarantee that the Partnership will complete the liquidation by September 30, 2014 or that there will be sufficient proceeds to make any distributions to the BAC holders of Series 3.

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

The Partnership has acquired a limited partnership interest the one Operating Partnership identified in the following tables. In each instance the apartment complexes owned by the applicable Operating Partnerships are eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a designated percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy". Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus, as supplemented, or applicable Report on Form 8-K. The general partner believes that there is adequate casualty insurance on the property.

Please refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a more detailed discussion of operational difficulties experienced by certain of the Operating Partnership.

Boston Capital Tax Credit Fund Limited Partnership - Series 1

PROPERTY PROFILES AS OF MARCH 31, 2014

ALL Properties in Series 1 have been disposed of as of March 31, 2012.

Boston Capital Tax Credit Fund Limited Partnership - Series 2

PROPERTY PROFILES AS OF MARCH 31, 2014

ALL Properties in Series 2 have been disposed of as of March 31, 2012.

11

Boston Capital Tax Credit Fund Limited Partnership - Series 3

PROPERTY PROFILES AS OF MARCH 31, 2014

Property Name	Location	Units	Mortgage Balance As Of 12/31/13	Construction Completion	Qualified Occupancy 3/31/14	Capital Contrib- uted

Jackson Apartments	Jackson, WY	28	$1,097,882	07/89	100%	$225,000

12

Boston Capital Tax Credit Fund Limited Partnership - Series 4

PROPERTY PROFILES AS OF MARCH 31, 2014

ALL Properties in Series 4 have been disposed of as of March 31, 2012.

13

Boston Capital Tax Credit Fund Limited Partnership - Series 5

PROPERTY PROFILES AS OF MARCH 31, 2014

ALL Properties in Series 5 have been disposed of as of March 31, 2012.

14

Boston Capital Tax Credit Fund Limited Partnership - Series 6

PROPERTY PROFILES AS OF MARCH 31, 2014

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

As of March 31, 2014, the Partnership has 6,549 registered BAC Holders for an aggregate of 9,800,600 BACs which were offered at a subscription price of $10 per BAC.

The BACs were issued in series. Series 1 had 902 investors holding 1,299,900 BACs; Series 2 had 646 investors holding 830,300 BACs; Series 3 had 2,021 investors holding 2,882,200 BACs; Series 4 had 1,840 investors holding 2,995,300 BACs; Series 5 had 360 investors holding 489,900 BACs; and Series 6 had 780 investors holding 1,303,000 BACs.

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

During the year ended March 31, 2014, the Partnership did not make a return of equity distribution to the BAC holders.

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

Liquidity

The Partnership's primary source of funds was the proceeds from each Offering. Other sources of liquidity include (i) interest earned on capital contributions held pending investment or held for working capital reserves and (ii) cash distributions from operations of the Operating Partnerships in which the Partnership has invested. These sources of liquidity are available to meet the obligations of the Partnership. The Partnership is currently accruing but not paying the annual partnership management fees, which allows each series the ability to pay non-affiliated third party obligations. During the fiscal year ended March 31, 2014 the Partnership accrued $18,175 in annual partnership management fees. During the fiscal year ended March 31, 2014 the Partnership paid $339,265 in partnership management fees. As of March 31, 2014, total partnership management fees accrued were $2,100,347. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Partnership receives sales or refinancing proceeds from Operating Partnerships which will be used to satisfy these liabilities.

An affiliate of the general partner has advanced $473,634 to the Partnership to pay various third party operating expenses and to make advances and/or loans to Operating Partnerships. The amount advanced was $473,634 to Series 3. These and any additional advances will be paid, without interest, from available cash flow, reporting fees, or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships. During the year ended March 31, 2014 there were no payments paid to the affiliates of the general partner. The Partnership anticipates that as the Operating Partnerships continue to mature, more cash flow and reporting fees will be generated. Cash flow and reporting fees will be added to the Partnership's working capital and will be available to meet future third party obligations of the Partnership. Although the Partnership is in liquidation, we have sufficient cash to meet our anticipated current and ongoing operational expenses other than amounts payable to the general partner and its affiliates for asset management fees and advances. Additionaly, we do not expect the general partner or its affiliates to demand payment of these amounts prior to the liquidation of the Partnership pursuant to its Plan of Liquidation and Dissolution. The Partnership is currently pursuing, and will continue to pursue, available cash flow and reporting fees. No significant distributions of cash flow from the Operating Partnerships are anticipated on a long term or short term basis due to the restrictions on rents which apply to low-income apartment complexes.

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

The net proceeds from the offer and sale of BACs in Series 1 have been used to invest in a total of 20 Operating Partnerships in an aggregate amount of $9,407,952, and the Partnership has completed payment of all installments of its capital contributions. As of March 31, 2014, all twenty of the properties had been disposed. Series 1 had $0 in working capital at March 31, 2014.

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

The net proceeds of the offer and sale of BACs in Series 2 have been used to invest in a total of 8 Operating Partnerships in an aggregate amount of $6,498,176, and the Partnership has completed payment of all installments of its capital contributions. As of March 31, 2014, all eight of the properties had been disposed. Series 2 had $0 in working capital at March 31, 2014.

(Series 3). The Partnership received and accepted subscriptions for $28,822,000, representing 2,882,200 BACs from investors admitted as BAC holders in Series 3. Offers and sales of BACs in Series 3 were completed and the last of the BACs in Series 3 were issued by the Partnership on March 14, 1989.

The net proceeds of the offer and sale of BACs in Series 3 have been used to invest in a total of 33 Operating Partnerships in an aggregate amount of $21,738,797, and the Partnership has completed payment of all installments of its capital contributions. As of March 31, 2014, thirty-two of the properties had been disposed of and one remained. Series 3 had $161,598 in working capital at March 31, 2014. Dispositions that occurred in the current fiscal year are disclosed in the Series Results of Operations.

(Series 4). The Partnership commenced offering BACs in Series 4 on March 27, 1989. The Partnership received and accepted subscriptions for $29,788,160, representing 2,995,300 BACs from investors admitted as BAC holders in Series 4. Offers and sales of BACs in Series 4 were completed and the last of the BACs in Series 4 were issued by the Partnership on July 7, 1989.

The net proceeds from the offer and sale of BACs in Series 4 have been used to invest in a total of 25 Operating Partnerships in an aggregate amount of $22,934,082, and the Partnership has completed payment of all installments of its capital contributions. As of March 31, 2014, all twenty-five of the properties had been disposed. Series 4 had $0 in working capital at March 31, 2014.

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

The net proceeds of the offer and sale of BACs in Series 5 have been used to invest in a total of 5 Operating Partnerships in an aggregate amount of $3,431,044, and the Partnership has completed payment of all installments of its capital contributions. As of March 31, 2014, all five of the properties had been disposed. Series 5 had $0 in working capital at March 31, 2014.

(Series 6). The Partnership commenced offering BACs in Series 6 on July 18, 1989. The Partnership received and accepted subscriptions for $12,935,780, representing 1,303,000 BACs from investors admitted as BAC holders in Series 6. Offers and sales of BACs in Series 6 were completed and the last of the BACs in Series 6 were issued by the Partnership on September 29, 1989.

The net proceeds from the offer and sale of BACs in Series 6 have been used to invest in a total of 15 Operating Partnerships in an aggregate amount of $10,652,631, and the Partnership has completed payment of all installments of its capital contributions. As of March 31, 2014, all fifteen of the properties had been disposed. Series 6 had $0 in working capital at March 31, 2014.

Results of Operations

The Partnership incurs an annual partnership management fee payable to the general partner and/or its affiliates in an amount equal to 0.375% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various partnership management and reporting fees paid or payable by the Operating Partnerships. The annual partnership management fee incurred net of reporting fees for the fiscal years ended March 31, 2014 and 2013 was $12,275 and $14,370, respectively. The amount is anticipated to be lower for subsequent fiscal years as more of the Operating Partnerships begin to pay accrued and annual partnership management and reporting fees. During the fiscal years ended March 31, 2014 and 2013, the Partnership received $5,900 and $16,195, respectively, in reporting fees from the Operating Partnerships.

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

(Series 1). The Series had a total of 0 properties at March 31, 2014.

For the tax years ended December 31, 2013 and 2012, the Series, in total, generated $0 and $0, respectively, in passive tax income (losses) which were passed through to the investors. As of December 31, 2001 all of the Operating Partnerships in Series 1 had completed their respective credit periods and it is not expected that any additional tax credits will be generated.

For the years ended March 31, 2014 and 2013, the net income (loss) for series 1 was $0, and $0, respectively.

(Series 2). The Series had a total of 0 properties at March 31, 2014.

For the tax years ended December 31, 2013 and 2012, the Series, in total, generated $0 and $0 respectively, in passive tax income (losses) that were passed through to the investors. As of December 31, 2005 all of the Operating Partnerships in Series 2 had completed their respective credit periods and it is not expected that any additional tax credits will be generated.

For the years ended March 31, 2014 and 2013, the net income (loss) for Series 2 was $0 and $0, respectively.

(Series 3). As of March 31, 2014 and 2013, the Qualified Occupancy for the Series was 100%. The Series had a total of 1 property at March 31, 2014, which was at 100% Qualified Occupancy.

For the tax years ended December 31, 2013 and 2012, the Series, in total, generated $2,785,952 and $70,870, respectively, in passive tax income which were passed through to the investors. As of December 31, 2005 all of the Operating Partnerships in Series 3 had completed their respective credit periods and it is not expected that any additional tax credits will be generated.

For the years ended March 31, 2014 and 2013, the net income (losses) for Series 3 was $285,652 and $(53,407), respectively. The major components of these amounts are the Partnership's share of income from Operating Partnerships, general and administrative expenses, and the fund management fee.

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

In December 2013, the investment general partner transferred its interest in Maplewood Apartments, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $698,227 and cash proceeds to the investment partnership of $21,148. Of the total proceeds received, $550 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $2,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $18,098 were returned to cash reserves held by Series 3. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $18,098 as of December 31, 2013.

In December 2013, the investment general partner transferred its interest in Oak Crest Manor II, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $838,854 and cash proceeds to the investment partnership of $12,704. Of the total proceeds received, $675 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $2,500 was be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $9,529 were returned to cash reserves held by Series 3.The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $9,529 as of December 31, 2013.

(Series 4). The Series had a total of 0 properties at March 31, 2014.

For the tax years ended December 31, 2013 and 2012, the Series, in total, generated $0 and $(19,119), in passive tax income (losses) which were passed through to the investors. As of December 31, 2001 all of the Operating Partnerships in Series 4 had completed their respective credit periods and it is not expected that any additional tax credits will be generated.

For the years ended March 31, 2014 and 2013, the net income (loss) for series 4 was $0 and $0, respectively.

(Series 5). The Series had a total of 0 properties at March 31, 2014.

For the tax years ended December 31, 2013 and 2012, the Series, in total, generated $0 and $0, respectively, in passive tax income (losses) which were passed through to the investors. As of December 31, 2005 all of the Operating Partnerships in Series 5 had completed their respective credit periods and it is not expected that any additional tax credits will be generated.

For the years ended March 31, 2014 and 2013, the net income (loss) for series 5 was $0 and $0, respectively.

(Series 6). The Series had a total of 0 properties at March 31, 2014.

For the tax year ended December 31, 2013 and 2012, the Series, in total, generated $0 and $0, respectively, in passive tax income (losses) which were passed through to the investors. As of December 31, 2005 all of the Operating Partnerships in Series 6 had completed their respective credit periods and it is not expected that any additional tax credits will be generated.

For the years ended March 31, 2014 and 2013, the net income (losses) for Series 6 was $0 and $0, respectively.

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

The Partnership's general partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of Boston Capital Associates LP, assessed the effectiveness of the internal controls and procedures over financial reporting with respect to each series individually, as well as the Partnership as a whole, as of March 31, 2014. In making this assessment, the Partnership's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this assessment, management believes that, as of March 31, 2014, its internal control over financial reporting with respect to each series individually, as well as the Partnership as a whole, was effective.

(c)	Changes in Internal Controls

There were no changes in the Partnership management's internal control over financial reporting that occurred during the quarter ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, the Partnership management's internal control over financial reporting.

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

John P. Manning, age 65, is co-founder, and since 1974 has been the President and Chief Executive Officer, of Boston Capital Corporation. As co-founder and CEO of Boston Capital, Mr. Manning’s primary responsibilities include strategic planning, business development and the continued oversight of new opportunities. In addition to his responsibilities at Boston Capital Corporation, Mr. Manning is a proactive leader in the multifamily real estate industry. He served in 1990 as a member of the Mitchell-Danforth Task Force, which reviewed and suggested reforms to the Low Income Housing Tax Credit program. He was the founding President of the Affordable Housing Tax Credit Coalition and is a former member of the board of the National Leased Housing Association. During the 1980s, he served as a member of the Massachusetts Housing Policy Committee as an appointee of the Governor of Massachusetts. In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee on the critical role of the private sector in the success of the Low Income Housing Tax Credit. In 1996, President Clinton appointed him to the President’s Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts. In 1998, President Clinton appointed Mr. Manning to the President’s Export Council, the premiere committee comprised of major corporate CEOs that advise the President on matters of foreign trade and commerce. In 2003, he was appointed by Boston Mayor Tom Menino to the Mayors Advisory Panel on Housing. Mr. Manning sits on the Board of Directors of the John F. Kennedy Presidential Library in Boston where he serves as Chairman of the Distinguished Visitors Program. He is also on the Board of Directors of the Beth Israel Deaconess Medical Center in Boston. Mr. Manning is a graduate of Boston College.

Mr. Manning is the managing member of Boston Associates. Mr. Manning is also the principal of Boston Capital Corporation. While Boston Capital is not a direct subsidiary of Boston Capital Corporation, it is under the common control of Mr. Manning.

Jeffrey H. Goldstein, age 52, is Chief Operating Officer and has been the Director of Real Estate of Boston Capital Corporation since 1996. He directs Boston Capital Corporation’s comprehensive real estate services, which include all aspects of origination, underwriting, due diligence and acquisition. As COO, Mr. Goldstein is responsible for the financial and operational areas of Boston Capital Corporation and assists in the design and implementation of business development and strategic planning objectives. Mr. Goldstein previously served as the Director of the Asset Management division as well as the head of the dispositions and troubled assets group. Utilizing his 16 years experience in the real estate syndication and development industry, Mr. Goldstein has been instrumental in the diversification and expansion of Boston Capital Corporation’s businesses. Prior to joining Boston Capital Corporation in 1990, Mr. Goldstein was Manager of Finance for A.J. Lane & Co., where he was responsible for placing debt on all new construction projects and debt structure for existing apartment properties. Prior to that, he served as Manager for Homeowner Financial Services, a financial consulting firm for residential and commercial properties, and worked as an analyst responsible for budgeting and forecasting for the New York City Council Finance Division. He graduated from the University of Colorado and received his MBA from Northeastern University.

Kevin P. Costello, age 67, is Executive Vice President and has been the Director of Institutional Investing of Boston Capital Corporation since 1992 and serves on the firm’s Executive Committee. He is responsible for all corporate investment activity and has spent over 20 years in the real estate syndication and investment business. Mr. Costello’s prior responsibilities at Boston Capital Corporation have involved the management of the Acquisitions Department and the structuring and distribution of conventional and tax credit private placements. Prior to joining Boston Capital Corporation in 1987, he held positions with First Winthrop, Reynolds Securities and Bache & Company. Mr. Costello graduated from Stonehill College and received his MBA with honors from Rutgers’ Graduate School of Business Administration.

Marc N. Teal, age 50, has been Chief Financial Officer of Boston Capital Corporation since May 2003. Mr. Teal previously served as Senior Vice President and Director of Accounting and prior to that served as Vice President of Partnership Accounting. He has been with Boston Capital Corporation since 1990. In his current role as CFO he oversees all of the accounting, financial reporting, SEC reporting, budgeting, audit, tax and compliance for Boston Capital Corporation, its affiliated entities and all Boston Capital Corporation's sponsored programs. Additionally, Mr. Teal is responsible for maintaining all banking and borrowing relationships of Boston Capital Corporation and treasury management of all working capital reserves. He also oversees Boston Capital Corporation's information and technology areas, including the strategic planning for Boston Capital Corporation and its affiliaties. Prior to joining Boston Capital Corporation in 1990, Mr. Teal was a Senior Accountant for Cabot, Cabot & Forbes, a multifaceted real estate company, and prior to that was a Senior Accountant for Liberty Real Estate Corp. He received a Bachelor of Science Accountancy from Bentley College and a Masters in Finance from Suffolk University.

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

(a), (b), (c), (d) and (e)

The Partnership has no officers or directors, and no compensation committee. However, under the terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Partnership, the Partnership has paid or accrued obligations to the general partner and its affiliates for the following fees during the 2014 fiscal year:

1. An annual partnership management fee based on 0.375% of the aggregate cost of all apartment complexes acquired by the Operating Partnerships has been accrued as payable to Boston Capital Asset Management Limited Partnership. The annual partnership management fee accrued during the year ended March 31, 2014 was $18,175. Accrued fees are payable without interest as sufficient funds become available.

2. The Partnership has reimbursed affiliates of the general partner a total of $11,284 for amounts charged to operations during the year ended March 31, 2014.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

(a)	Security ownership of certain beneficial owners.

As of March 31, 2014, 9,800,600 BACs had been issued. The following Series are known to have four investors, with holdings in excess of 5% of the total outstanding BACs in the series.

1.	Summit Venture

P.O. Box 47638

Phoenix, AZ 85068

Series	% of BACs held
Series 3	10.51%
Series 4	11.08%
Series 5	9.25%

2.	Moore Wallace North America, Inc

111 South Wacker Drive

Chicago, IL 60606

Series	% of BACs held
Series 4	6.93%

3.	Helen Zucker

1754 E 22nd Street

Brooklyn, NY 11229

Series	% of BACs held
Series 6	16.73%

4.	Norway Savings Bank

c/o David Wymann

132 Main Street

Norway, ME 04268-1328

Series	% of BACs held
Series 6	7.91%

(b)	Security ownership of management.

The general partner has a 1% interest in all profits, losses, credits and distributions of the Partnership.

(c)	Changes in control.

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

(a)Transactions with related persons

The Partnership has no officers or directors. However, under the terms of the Offering, various kinds of compensation and fees are payable to the general partner and its affiliates during the organization and operation of the Partnership. Additionally, the general partner will receive distributions from the Partnership if there is cash available for distribution or residual proceeds as defined in the Partnership Agreement. See Note B of Notes to Financial Statements in Item 15 of this Annual Report on Form 10-K for amounts accrued or paid to the general partner and its affiliates during the period from April 1, 1996 through March 31, 2014.

(b) Review, Approval, or Ratification of transaction with related person.

The Partnership response to Item 13(a) is incorporated herein by reference.

(c) Promoters and certain control persons.

Not applicable.

(d) Independence

The Partnership has no directors.

Item 14.	Principal Accountant Fees and Services

Fees paid to the Partnership’s independent auditors for fiscal year 2014 were comprised of the following:

Fee Type	Ser. 1	Ser. 2	Ser. 3	Ser. 4	Ser. 5	Ser. 6
Audit Fees	$-	$-	$14,725	$-	$-	$-

Audit Related Fees

Tax Fees	-	-	5,290	-	-	-

All Other Fees	-	-	-	-	-	-

Total	$-	$-	$20,015	$-	$-	$-

Fees paid to the Partnership’s independent auditors for fiscal year 2013 were comprised of the following:

Fee Type	Ser. 1	Ser. 2	Ser. 3	Ser. 4	Ser. 5	Ser. 6
Audit Fees	$-	$-	$10,116	$-	$-	$-

Audit Related Fees

Tax Fees	-	-	4,370	-	-	-

All Other Fees	-	-	-	-	-	-

Total	$-	$-	$14,486	$-	$-	$-

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

		Boston Capital Tax Credit Fund Limited Partnership

		Filed herein as Exhibit 13
		Report of Independent Registered Public Accounting Firm
		Balance Sheets, March 31, 2014 and 2013
		Statements of Operations, Years ended March 31, 2014 and 2013
		Statements of Changes in Partners' Capital (Deficit), Years ended
		March 31, 2014 and 2013
		Statements of Cash Flows, Years ended March 31, 2014 and 2013
		Notes to Financial Statements, Years ended March 31, 2014 and 2013

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

Exhibit No. 101

The following materials from the Boston Capital Tax Credit Fund Limited Partnership Annual Report on Form 10-K for the period ended March 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Changes in Partners' Capital (Deficit), (iv) the Statements of Cash Flows and (v) related notes, furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Partnership has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund Limited Partnership

By:	Boston Capital Associates Limited
Partnership, General Partner

By:	BCA Associates Limited Partnership,
General Partner

By:	C&M Management, Inc.,
General Partner

Date: June 20, 2014	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

June 20, 2014	/s/ John P. Manning	Director, President
	John P. Manning	(Principal Executive
Officer), C&M Management
Inc.; Director, President
(Principal Executive
Officer) BCTC Assignor Corp.

DATE:	SIGNATURE:	TITLE:

June 20, 2014	/s/ Marc N. Teal	Chief Financial Officer
	Marc N. Teal	(Principal Financial and
Accounting Officer), C&M Management Inc; Chief
Financial Officer (Principal
Financial and Accounting
Officer) BCTC Assignor Corp.

