Form 10-Q
period 2014-09-30
BOSTON CAPITAL TAX CREDIT FUND LTD PARTNERSHIP
filed 2014-11-14
CIK 835095

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2014

or

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

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2014

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Pages
Item 1. Condensed Financial Statements

Condensed Balance Sheets	3-9
Condensed Statements of Operations Three and Six Months	10-23
Condensed Statements of Changes in Partners' Capital (Deficit)	24-27
Condensed Statements of Cash Flows	28-34
Notes to Condensed Financial Statements	35-48

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	49-55

Item 3. Quantitative and Qualitative Disclosures About Market Risk	56

Item 4. Controls and Procedures	56

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	57

Item 1A. Risk Factors	57

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	57

Item 3. Defaults Upon Senior Securities	57

Item 4. Mine Safety Disclosures	57

Item 5. Other Information	57

Item 6. Exhibits	57

Signatures	58

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2014	March 31, 2014
ASSETS
Cash and cash equivalents	$ 135,543	$ 161,598

	$ 135,543	$ 161,598

LIABILITIES

Accounts payable affiliates (Note C)	$ 2,576,645	$ 2,573,981
	2,576,645	2,573,981

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 9,800,600 issued and 9,762,900 outstanding as of September 30, 2014 and March 31, 2014.	(2,183,874)	(2,155,442)
General Partner	(257,228)	(256,941)
	(2,441,102)	(2,412,383)
	$ 135,543	$ 161,598

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 1

	September 30, 2014	March 31, 2014
ASSETS
Cash and cash equivalents	$ -	$ -

	$ -	$ -

LIABILITIES

Accounts payable affiliates (Note C)	$ -	$ -
	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 1,299,900 issued and 1,296,900 outstanding as of September 30, 2014 and March 31, 2014.	-	-
General Partner	-	-
	-	-
	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 2

	September 30, 2014	March 31, 2014
ASSETS
Cash and cash equivalents	$ -	$ -

	$ -	$ -

LIABILITIES

Accounts payable affiliates (Note C)	$ -	$ -
	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 830,300 issued and 829,800 outstanding as of September 30, 2014 and March 31, 2014.	-	-
General Partner	-	-
	-	-
	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 3

	September 30, 2014	March 31, 2014
ASSETS
Cash and cash equivalents	$ 135,543	$ 161,598

	$ 135,543	$ 161,598

LIABILITIES

Accounts payable affiliates (Note C)	$ 2,576,645	$ 2,573,981
	2,576,645	2,573,981

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 2,882,200 issued and 2,854,000 outstanding as of September 30, 2014 and March 31, 2014.	(2,183,874)	(2,155,442)
General Partner	(257,228)	(256,941)
	(2,441,102)	(2,412,383)
	$ 135,543	$ 161,598

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 4

	September 30, 2014	March 31, 2014
ASSETS
Cash and cash equivalents	$ -	$ -

	$ -	$ -

LIABILITIES

Accounts payable affiliates (Note C)	$ -	$ -
	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 2,995,300 issued and 2,989,300 outstanding as of September 30, 2014 and March 31, 2014.	-	-
General Partner	-	-
	-	-
	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 5

	September 30, 2014	March 31, 2014
ASSETS
Cash and cash equivalents	$ -	$ -

	$ -	$ -

LIABILITIES

Accounts payable affiliates (Note C)	$ -	$ -
	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 489,900 issued and 489,900 outstanding as of September 30, 2014 and March 31, 2014.	-	-
General Partner	-	-
	-	-
	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

Series 6

	September 30, 2014	March 31, 2014
ASSETS
Cash and cash equivalents	$ -	$ -

	$ -	$ -

LIABILITIES

Accounts payable affiliates (Note C)	$ -	$ -
	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 10,000,000 authorized BACs; 1,303,000 issued and 1,303,000 outstanding as of September 30, 2014 and March 31, 2014.	-	-
General Partner	-	-
	-	-
	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

	2014	2013

Income
Interest income	$ 33	$ 47
Miscellaneous income	-	41
	33	88

Expenses
Professional fees	14,948	11,955
Partnership management fees, net (Note C)	1,332	5,883
General and administrative fees	5,725	3,956
	22,005	21,794

NET LOSS	$ (21,972)	$ (21,706)

Net loss allocated to assignees	$ (21,752)	$ (21,489)

Net loss allocated to general partner	$ (220)	$ (217)

Net loss per BAC	$ (.00)	$ (.00)

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

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 3

2014		2013

Income
Interest income	$ 33	$ 47
Miscellaneous income	-	41
	33	88

Expenses
Professional fees	14,948	11,955
Partnership management fees, net (Note C)	1,332	5,883
General and administrative expenses	5,725	3,956
	22,005	21,794

NET LOSS	$ (21,972)	$ (21,706)

Net loss allocated to assignees	$ (21,752)	$ (21,489)

Net loss allocated to general partner	$ (220)	$ (217)

Net loss per BAC	$ (.01)	$ (.00)

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

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

	2014	2013

Income
Interest income	$ 70	$ 94
Miscellaneous income	-	93
	70	187

Expenses
Professional fees	17,978	15,765
Partnership management fees, net (Note C)	1,914	8,988
General and administrative fees	8,897	8,867
	28,789	33,620

NET LOSS	$ (28,719)	$ (33,433)

Net loss allocated to assignees	$ (28,432)	$ (33,099)

Net loss allocated to general partner	$ (287)	$ (334)

Net loss per BAC	$ (.00)	$ (.00)

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

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 3

2014		2013

Income
Interest income	$ 70	$ 94
Miscellaneous income	-	93
	70	187

Expenses
Professional fees	17,978	15,765
Partnership management fees, net (Note C)	1,914	8,988
General and administrative expenses	8,897	8,867
	28,789	33,620

NET LOSS	$ (28,719)	$ (33,433)

Net loss allocated to assignees	$ (28,432)	$ (33,099)

Net loss allocated to general partner	$ (287)	$ (334)

Net loss per BAC	$ (.01)	$ (.00)

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

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2014

(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2014	$(2,155,442)	$ (256,941)	$(2,412,383)

Net loss	(28,432)	(287)	(28,719)

Partners' capital (deficit), September 30, 2014	$(2,183,874)	$ (257,228)	$(2,441,102)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2014

(Unaudited)

	Assignees	General Partner	Total
Series 1
Partners' capital (deficit) April 1, 2014	$ -	$ -	$ -

Net loss	-	-	-

Partners' capital (deficit), September 30, 2014	$ -	$ -	$ -

Series 2
Partners' capital (deficit) April 1, 2014	$ -	$ -	$ -

Net loss	-	-	-

Partners' capital (deficit), September 30, 2014	$ -	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2014

(Unaudited)

	Assignees	General Partner	Total
Series 3
Partners' capital (deficit) April 1, 2014	$(2,155,442)	$ (256,941)	$(2,412,383)

Net loss	(28,432)	(287)	(28,719)

Partners' capital (deficit), September 30, 2014	$(2,183,874)	$ (257,228)	$(2,441,102)

Series 4
Partners' capital (deficit) April 1, 2014	$ -	$ -	$ -

Net loss	-	-	-

Partners' capital (deficit), September 30, 2014	$ -	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2014

(Unaudited)

	Assignees	General Partner	Total
Series 5
Partners' capital (deficit) April 1, 2014	$ -	$ -	$ -

Net loss	-	-	-

Partners' capital (deficit), September 30, 2014	$ -	$ -	$ -

Series 6
Partners' capital (deficit) April 1, 2014	$ -	$ -	$ -

Net loss	-	-	-

Partners' capital (deficit), September 30, 2014	$ -	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

	2014	2013
Cash flows from operating activities:

Net Loss	$ (28,719)	$ (33,433)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in assets and liabilities
Increase in accounts payable affiliates	2,664	13,663

Net cash used in operating activities	(26,055)	(19,770)

DECREASE IN CASH AND CASH EQUIVALENTS	(26,055)	(19,770)

Cash and cash equivalents, beginning	161,598	197,036

Cash and cash equivalents, ending	$ 135,543	$ 177,266

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

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund Limited Partnership

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 3

	2014	2013
Cash flows from operating activities:

Net Loss	$ (28,719)	$ (33,433)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in assets and liabilities
Increase in accounts payable affiliates	2,664	13,663

Net cash used in operating activities	(26,055)	(19,770)

DECREASE IN CASH AND CASH EQUIVALENTS	(26,055)	(19,770)

Cash and cash equivalents, beginning	161,598	197,036

Cash and cash equivalents, ending	$ 135,543	$ 177,266

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
September 30, 2014

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

Pursuant to the Securities Act of 1933, the Partnership filed a Form S-11 Registration Statement with the Securities and Exchange Commission, effective August 29, 1988, which covered the offering (the "Public Offering") of the Partnership's beneficial assignee certificates ("BACs") representing assignments of units of the beneficial interest of the limited partnership interest of the assignor limited partner. The Partnership registered 10,000,000 BACs at $10 per BAC for sale to the public in six series. Offers and sales of BACs in Series 1 through Series 6 of the Partnership were completed and the last of the BACs in Series 6 were issued by the Partnership on September 29, 1989. The Partnership sold 1,299,900 of Series 1 BACs, 830,300 of Series 2 BACs, 2,882,200 of Series 3 BACs, 2,995,300 of Series 4 BACs, 489,900 of Series 5 BACs and 1,303,000 of Series 6 BACs. As of September 30, 2014 1,296,900 of Series 1 BACs, 829,800 of Series 2 BACs, 2,854,000 of Series 3 BACs, 2,989,300 of Series 4 BACs, 489,900 of Series 5 BACs and 1,303,000 of Series 6 BACs, respectively, are outstanding. The Partnership is no longer offering and does not intend to offer any additional BACs.

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2014
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of September 30, 2014 and for the six months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Partnership in acquiring the investments in Operating Partnerships are capitalized to the investment account. The Partnership's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has entered into several transactions with various affiliates of the general partner of the Partnership, including Boston Capital Holdings LP, Boston Capital Partners, Inc. and Boston Capital Asset Management Limited Partnership.

Accounts payable - affiliates at September 30, 2014 and 2013 represents accrued general and administrative expenses, accrued partnership management fees, and advances from an affiliate of the general partner of the Partnership, which are payable to Boston Capital Holdings LP and Boston Capital Asset Management Limited Partnership.

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2014
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

An annual partnership management fee based on .375 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. Since reporting fees collected by the series were added to reserves and not paid to Boston Capital Asset Management Limited Partnership, the amounts accrued are not net of reporting fees received. The partnership management fees accrued for the three months ended September 30, 2014 and 2013 are as follows:

	2014	2013
Series 1	$ -	$ -
Series 2	-	-
Series 3	1,332	6,433
Series 4	-	-
Series 5	-	-
Series 6	-	-
	$ 1,332	$ 6,433

The partnership management fees paid for the three months ended September 30, 2014 and 2013 are as follows:

	2014	2013
Series 1	$ -	$ -
Series 2	-	-
Series 3	-	-
Series 4	-	-
Series 5	-	-
Series 6	-	-
	$ -	$ -

The partnership management fees paid for the six months ended September 30, 2014 and 2013 are as follows:

	2014	2013
Series 1	$ -	$ -
Series 2	-	-
Series 3	-	-
Series 4	-	-
Series 5	-	-
Series 6	-	-
	$ -	$ -

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2014
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At September 30, 2014 and 2013, the Partnership had limited partnership interests in 1 and 3 Operating Partnerships, respectively, which own operating apartment complexes as follows:

Series	2014	2013
1	-	-
2	-	-
3	1	3
4	-	-
5	-	-
6	-	-
	1	3

Under the terms of the Partnership's investment in each Operating Partnership, the Partnership was required to make capital contributions to the Operating Partnerships. These contributions were payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. At September 30, 2014 and 2013, all capital contributions had been paid.

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2014
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (CONTINUED)

During the six months ended September 30, 2014 the Partnership did not dispose of any Operating Partnerships.

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

The Partnership's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the six months ended June 30, 2014.

The combined condensed unaudited summarized statements of operations of the Operating Partnerships for the six months ended June 30, 2014 and 2013 are as follows:

Boston Capital Tax Credit Fund Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2014
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months ended June 30,
(Unaudited)

	2014	2013

Revenues
Rental	$ 93,410	$ 433,386
Interest and other	1,553	7,560

	94,963	440,946

Expenses
Interest	8,386	43,710
Depreciation and amortization	11,840	103,314
Operating expenses	79,200	348,222
	99,426	495,246

NET LOSS	$ (4,463)	$ (54,300)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (4,418)	$ (53,757)

Net loss allocated to other Partners	$ (45)	$ (543)

* Amounts include $4,418 and $53,757 for 2014 and 2013, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2014
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
September 30, 2014
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
September 30, 2014
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months ended June 30,
(Unaudited)

Series 3

	2014	2013

Revenues
Rental	$ 93,410	$ 433,386
Interest and other	1,553	7,560

	94,963	440,946

Expenses
Interest	8,386	43,710
Depreciation and amortization	11,840	103,314
Operating expenses	79,200	348,222
	99,426	495,246

NET LOSS	$ (4,463)	$ (54,300)

Net loss allocated to Boston Capital Tax Credit Fund Limited Partnership *	$ (4,418)	$ (53,757)

Net loss allocated to other partners	$ (45)	$ (543)

* Amounts include $4,418 and $53,757 for 2014 and 2013, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2014
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
September 30, 2014
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
September 30, 2014
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

September 30, 2014
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

September 30, 2014
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

The Partnership is currently accruing the annual partnership management fee. Partnership management fees accrued during the quarter ended September 30, 2014 were $1,332 and total partnership management fees accrued as of September 30, 2014 were $2,103,011. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Partnership receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. During the quarter ended September 30, 2014 none of the accrued partnership management fees were paid. The Partnership's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Partnership. The Partnership is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Partnership.

As of September 30, 2014, an affiliate of the general partner of the Partnership advanced a total of $473,634 to the Partnership to pay various operating expenses of the Partnership, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. Below is a summary, by series, of the total advances made to date.

	Six Months Ended	Total
Series 3	$ -	$473,634
	$ -	$473,634

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships. During the six months ended September 30, 2014, there were no payments paid to the affiliates of the general partner.

Capital Resources

The Partnership offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on August 29, 1988. The Partnership received and accepted subscriptions for $97,746,940 representing 9,800,600 BACs from investors admitted as BAC Holders in Series 1 through Series 6 of the Partnership. Offers and sales of BACs in Series 1 through Series 6 of the Partnership were completed and the last of the BACs in Series 6 were issued by the Partnership on September 29, 1989. At September 30, 2014 and 2013, the Partnership had limited partnership equity interests in 1 and 3 Operating Partnerships, respectively.

As of September 30, 2014, the Partnership had $135,543 remaining in cash and cash equivalents. Below is a table which provides, by series, the equity raised, number of BACs sold, final date BACs were offered, number of properties held at September 30, 2014, and cash and cash equivalents.

Series	Equity	BACs	Final Close Date	Number of Properties	Proceeds Remaining
1	$12,999,000	1,299,900	12/18/88	-	$ -
2	8,303,000	830,300	03/30/89	-	-
3	28,822,000	2,882,200	03/14/89	1	135,543
4	29,788,160	2,995,300	07/07/89	-	-
5	4,899,000	489,900	08/22/89	-	-
6	12,935,780	1,303,000	09/29/89	-	-

	$97,746,940	9,800,600		1	$ 135,543

Results of Operations

At September 30, 2014 and 2013, the Partnership held limited partnership interests in 1 and 3 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which initially complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Partnership believes that there is adequate casualty insurance on the properties.

The Partnership incurs an annual partnership management fee to the general partner of the Partnership and/or its affiliates in an amount equal to 0.375% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various partnership management and reporting fees paid by the Operating Partnerships. The partnership management fees incurred and the reporting fees paid by the Operating Partnerships for the three and six months ended September 30, 2014 are as follows:

	3 Months Gross Management Fee	3 Months Reporting Fee	3 Months Management Fee Net of Reporting Fee
Series 1	$ -	$ -	$ -
Series 2	-	-	-
Series 3	1,332	-	1,332
Series 4	-	-	-
Series 5	-	-	-
Series 6	-	-	-
	$ 1,332	$ -	$ 1,332

	6 Months Gross Management Fee	6 Months Reporting Fee	6 Months Management Fee Net of Reporting Fee
Series 1	$ -	$ -	$ -
Series 2	-	-	-
Series 3	2,664	750	1,914
Series 4	-	-	-
Series 5	-	-	-
Series 6	-	-	-
	$ 2,664	$ 750	$ 1,914

The Partnership's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested. The Partnership's investments in Operating Partnerships have been made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 1

The series did not have any properties as of September 30, 2014 and 2013. As a result, net loss from Operating Partnerships, which include depreciation and amortization, is $0 for all periods presented.

Series 2

The series did not have any properties as of September 30, 2014 and 2013. As a result, net loss from Operating Partnerships, which include depreciation and amortization, is $0 for all periods presented.

Series 3

As of September 30, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had one property at September 30, 2014, which was at 100% Qualified Occupancy.

For the six month periods ended September 30, 2014 and 2013, Series 3 reflects a net loss from Operating Partnerships of $(4,463) and $(54,300), respectively, which includes depreciation and amortization of $11,840 and $103,314, respectively. This is an interim period estimate and it is not indicative of the final year end results.

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

Series 4

The series did not have any properties as of September 30, 2014 and 2013. As a result, net loss from Operating Partnerships, which include depreciation and amortization, is $0 for all periods presented.

Series 5

The series did not have any properties as of September 30, 2014 and 2013. As a result, net loss from Operating Partnerships, which include depreciation and amortization, is $0 for all periods presented.

Series 6

The series did not have any properties as of September 30, 2014 and 2013. As a result, net loss from Operating Partnerships, which include depreciation and amortization, is $0 for all periods presented.

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

Recent Accounting Pronouncements

In January 2014, the FASB issued an amendment to the accounting and disclosure requirements for investments in qualified affordable housing projects. The amendments provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments are effective for interim and annual periods beginning after December 31, 2014 and should be applied retrospectively to all periods presented. Early adoption is permitted. The adoption of this update is not expected to materially affect the Partnership's financial statements.

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

There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

(a)Exhibits

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

101. The following materials from the Boston Capital Tax Credit Fund Limited Partnership Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the Partnership has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund Limited Partnership

	By:	Boston Capital Associates Limited Partnership, General Partner

	By:	BCA Associates Limited Partnership, General Partner

	By:	C&M Management, Inc., General Partner

Date: November 14, 2014	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of
1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

November 14, 2014	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), C&M Management Inc.; Director, President (Principal Executive Officer) BCTC Assignor Corp.

DATE:	SIGNATURE:	TITLE:

November 14, 2014	/s/ Marc N. Teal Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer), C&M Management Inc; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC Assignor Corp.